Form 10-Q
period 2010-06-30
Teucrium Commodity Trust
filed 2010-08-13
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

232 Hidden Lake Road, Building A
Brattleboro, Vermont 05301
(Address of principal executive offices) (Zip code)

(802) 257-1617
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
TEUCRIUM COMMODITY TRUST

Condensed Consolidated Statements of Assets and Liabilities at June 30, 2010 (Unaudited) and December 31, 2009	4

Condensed Consolidated Schedule of Investments (Unaudited) at June 30, 2010	5

CondensedConsolidated Statements of Operations (Unaudited) for the period from commencement of operations (June 9, 2010) through June 30, 2010	6

Condensed Consolidated Statement of Changes in Net Assets (Unaudited) for the period from commencement of operations (June 9, 2010) through June 30, 2010	7

Condensed Consolidated Statements of Cash Flows (Unaudited) for the period from commencement of operations (June 9, 2010) through June 30, 2010	8

Notes to Consolidated Condensed Financial Statements	9

TEUCRIUM CORN FUND

Condensed Statements of Assets and Liabilities at June 30, 2010 (Unaudited) and December 31, 2009	17

Condensed Schedule of Investments (Unaudited) at June 30, 2010	18

CondensedStatements of Operations (Unaudited) for the period from commencement of operations (June 9, 2010) through June 30, 2010	19

Condensed Statement of Changes in Net Assets (Unaudited) for the period from commencement of operations (June 9, 2010) through June 30, 2010	20

Condensed Statements of Cash Flows (Unaudited) for the period from commencement of operations (June 9, 2010) through June 30, 2010	21

Notes to Condensed Financial Statements	22

TEUCRIUM COMMODITY TRUST
CONDENSED CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

	June 30, 2010
	(unaudited)	December 31, 2009

Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$4,519,670	$100
Commodity futures contracts	204,495	-
Collateral, due from broker	481,410	-
Interest receivable	609	-
	5,206,184	100

Liabilities

Management fee payable to Sponsor	3,084	-
Other liabilities	25,469	-
Total liabilities	28,553	-

Net Assets	$5,177,631	$100

The accompanying notes are an integral part of this financial statement.

TEUCRIUM COMMODITY TRUST
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2010

	Fair	Percentage of	Notional
Description	Value	Net Assets	Value

Commodity futures contracts
United States Corn Futures Contracts
CBOT Corn Futures (100 contracts, settlement date Sept. 14, 2010)	$83,350	1.61%	$1,813,750
CBOT Corn Futures (84 contracts, settlement date Dec. 14, 2010)	71,064	1.37	1,568,700
CBOT Corn Futures (89 contracts, settlement date Dec. 14, 2011)	50,081	0.97	1,806,700
	$204,495	3.95%	$5,189,150

The accompanying notes are an integral part of this financial statement.

TEUCRIUM COMMODITY TRUST
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

From commencement of
operations (June 9, 2010)
through June 30, 2010
Income
Realized and unrealized gain on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$980
Net change in unrealized appreciation or depreciation on commodity futures contracts	204,495
Interest income	609
Total Income	206,084

Expenses
Audit fee	8,010
Custodian's fees and expenses	7,787
Distribution and marketing fee	6,230
Other fees	3,442
Management fee	3,084
Total Expenses	28,553

Net Income	$177,531

The accompanying notes are an integral part of this financial statement.

TEUCRIUM COMMODITY TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

From commencement of
operations (June 9, 2010)
through June 30, 2010
Operations
Net Income	$177,531

Capital transactions
Issuance of 200,000 Shares	5,000,000
Net change in net assets	5,177,531

Net assets, beginning of period	100

Net assets, end of period	$5,177,631

The accompanying notes are an integral part of this financial statement.

TEUCRIUM COMMODITY TRUST
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

From commencement of
operations (June 9, 2010)
through June 30, 2010
Cash Flows from Operating Activities:
Net income	$177,531
Net change in unrealized appreciation or depreciation on commodity fututures contracts	(204,495)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Collateral, due from broker	(481,410)
Interest receivable	(609)
Management fee payable to Sponsor	3,084
Other liabilities	25,469
Net cash used in operating activities	(453,466)

Cash Flows from Financing Activities:
Proceeds from sale of Shares	5,000,000
Net change in cash	4,519,570
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$4,519,670

The accompanying notes are an integral part of this financial statement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”) is a Delaware statutory trust organized on September 11, 2009, and is a series trust which includes Teucrium Corn Fund (the “Fund”), a commodity pool which shares may be purchased and sold on the New York Stock Exchange (“NYSE”) Arca.  The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund.  Additional series of the Trust that will be separate commodity pools may be created in the future, but the Fund is currently the Trust’s only series in operation.  Registration statements have also been filed to register units of the Teucrium WTI Crude Oil Fund (“CRUD”), Teucrium Natural Gas Fund (“NAGS”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), and Teucrium Wheat Fund (“WEAT”), which would represent additional future series of the Trust.  The Trust and the Fund operate pursuant to the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%, less the Fund’s expenses.  (This weighted average of the three referenced Corn Futures Contracts is referred to herein as the “Benchmark,” and the three Corn Futures Contracts that at any given time make up the Benchmark are referred to herein as the “Benchmark Component Futures Contracts.”)

The Fund commenced investment operations on June 9, 2010 and has a fiscal year ending on December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and related notes included in Amendment No. 3 to Form S-1.  The operating results from the commencement of operations (June 9, 2010) through June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

On June 5, 2010, the Fund’s initial registration of 30,000,000 shares on Form S-1 was declared effective by the SEC. On June 9, 2010, the Fund listed its shares on the NYSE Arca under the ticker symbol “CORN”. On that day, the Fund issued 200,000 shares in exchange for $5,000,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on June 9, 2010 by purchasing commodity futures contracts traded on the Chicago Board of Trade (“CBOT”).  As of June 30, 2010, the Fund had a total of 200,004 shares outstanding.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Trust and the Fund.  All intercompany transactions and balances have been eliminated in consolidation.  For the period ended June 30, 2010, the operations of the Trust consist entirely of the operations of the Fund, which commenced operations on June 9, 2010.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the market value (as determined by exchange settlement prices) as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Trust does not record a provision for income taxes because the partners report their share of the Trust’s income or loss on their income tax returns.  The financial statements reflect the Trust’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Generally Accepted Accounting Principles (“GAAP”), the Trust is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Trust files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Trust is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Trust recoding a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Trust’s initial adoption for the period ended December 31, 2009.  Based on its analysis, the Trust has determined that the adoption of this policy did not have a material impact on the Trust’s financial statements upon adoption.  However, the Trust’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.  The Trust recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ended June 30,2010 (unaudited) and December 31, 2009.

Creations and Redemptions

Authorized Purchasers may purchase creation baskets consisting of 100,000 shares from the Fund as of the beginning of each business day based upon the prior day’s net asset value. Authorized Purchasers may redeem shares from the Fund only in blocks of 100,000 shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the net asset value of the shares in the redemption basket determined as of 4:00 p.m. New York Time on the day the order to redeem the basket is properly received.

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the statement of assets and liabilities as receivable for shares sold and amounts payable to Authorized Purchasers upon redemption is reflected as payable for shares redeemed.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reported its cash equivalents in the statement of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Trust had a balance of $4,519,670 (unaudited) and $0 in money market funds at June 30, 2010 and December 31, 2009, respectively; these balances are included in cash and cash equivalents on the statement of assets and liabilities.

Sponsor Fee

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Trust and the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum on average net assets. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses associated with the Trust’s tax accounting and reporting requirements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

Valuation of Cash Equivalents at Fair Value - Definition and Hierarchy

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Trust uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust.  Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for securities categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Trust’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Trust uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Note 3 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2.

The following table presents information about the Trust’s assets measured at fair value as of June 30, 2010:

June 30, 2010 (Unaudited)

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Balance
	Identical Assets	Observable Inputs	Unobservable Inputs	as of June 30,
	Level 1	Level 2	Level 3	2010
Cash Equivalents	$4,519,670	$-	$-	$4,519,670
Futures Contracts	204,495	-	-	204,495
Total	$4,724,165	$-	$-	$4,724,165

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ending June 30, 2010, the Fund had invested only in corn commodity futures contracts.

Futures Contracts

The Fund is subject to commodity price risk in the normal course of pursuing its investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

The purchase and sale of futures contracts requires margin deposits with a Futures Commission Merchant (“FCM”).  Subsequent payments (variation margin) are made or received by the Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by the Fund.  Futures contracts may reduce the Fund’s exposure to counterparty risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM's proprietary activities.  A customer's cash and other equity deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to the Fund’s pro rata share of segregated customer funds available.  It is possible that the recovery amount could be less than the total of cash and other equity deposited.

The following tables identify the fair value amounts of derivative instruments included in the condensed statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at June 30, 2010.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the condensed statement of operations as net gain (loss) from derivative contracts, categorized by primary underlying risk, for the period ended June 30, 2010.

At June 30, 2010, the fair value of derivative instruments were as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity Price
Futures Contracts	$204,495	$-	$204,495

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund, as of June 30, 2010.

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Futures Contracts	$980	$204,495

Volume of Derivative Activities

At June 30, 2010, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Futures contracts	$5,189,150	273
Total	$5,189,150	273

Note 5 – Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The Sponsor is currently evaluating the impact ASU No. 2010-06 will have on the Trust’s financial statement disclosures.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the shares, including applicable SEC registration fees will be borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

TEUCRIUM CORN FUND
CONDENSED STATEMENT OF ASSETS AND LIABILITIES

	June 30, 2010
	(unaudited)	December 31, 2009

Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$4,519,670	$100
Commodity futures contracts	204,495	-
Collateral, due from broker	481,410	-
Interest receivable	609	-
	5,206,184	100

Liabilities

Management fee payable to Sponsor	3,084	-
Other liabilities	25,469	-
Total liabilities	28,553	-

Net Assets	$5,177,631	$100

Shares outstanding	200,004	4

Net asset value per share	$25.89	$25.00

Market value per share (June 30, 2010 closing price)	$25.94	$-

The accompanying notes are an integral part of this financial statement.

TEUCRIUM CORN FUND
CONDENSED SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2010

	Fair	Percentage of	Notional
Description	Value	Net Assets	Value

Commodity futures contracts
United States Corn Futures Contracts
CBOT Corn Futures (100 contracts, settlement date Sept. 14, 2010)	$83,350	1.61%	$1,813,750
CBOT Corn Futures (84 contracts, settlement date Dec. 14, 2010)	71,064	1.37	1,568,700
CBOT Corn Futures (89 contracts, settlement date Dec. 14, 2011)	50,081	0.97	1,806,700
	$204,495	3.95%	$5,189,150

The accompanying notes are an integral part of this financial statement.

TEUCRIUM CORN FUND
CONDENSED STATEMENT OF OPERATIONS (Unaudited)

From commencement of
operations (June 9, 2010)
through June 30, 2010
Income
Realized and unrealized gain on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$980
Net change in unrealized appreciation or depreciation on commodity futures contracts	204,495
Interest income	609
Total Income	206,084

Expenses
Audit fee	8,010
Custodian's fees and expenses	7,787
Distribution and marketing fee	6,230
Other fees	3,442
Management fee	3,084
Total Expenses	28,553

Net Income	$177,531

Net Income per Share	0.89
Net Income per Weighted Average Share	0.89
Weighted Average Shares Outstanding	200,004

The accompanying notes are an integral part of this financial statement.

TEUCRIUM CORN FUND
CONDENSED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

From commencement of
operations (June 9, 2010)
through June 30, 2010
Operations
Net Income	$177,531

Capital transactions
Issuance of 200,000 Shares	5,000,000
Net change in net assets	5,177,531

Net assets, beginning of period	100

Net assets, end of period	$5,177,631

Net asset value per share
At inception (June 9, 2010)	$25.00

At June 30, 2010	$25.89

The accompanying notes are an integral part of this financial statement.

TEUCRIUM CORN FUND
CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

From commencement of
operations (June 9, 2010)
through June 30, 2010
Cash Flows from Operating Activities:
Net income	$177,531
Net change in unrealized appreciation or depreciation on commodity fututures contracts	(204,495)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Collateral, due from broker	(481,410)
Interest receivable	(609)
Management fee payable to Sponsor	3,084
Other liabilities	25,469
Net cash used in operating activities	(453,466)

Cash Flows from Financing Activities:
Proceeds from sale of Shares	5,000,000
Net change in cash	4,519,570
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$4,519,670

The accompanying notes are an integral part of this financial statement.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Operation

Teucrium Corn Fund (the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009.  The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers creation baskets consisting of 100,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through ALPS Distributors, Inc., which is the marketing agent for Shares of the Fund (the “Marketing Agent”).  Merrill Lynch Professional Clearing Corp. was the initial Authorized Purchaser.  Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CORN,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for corn interests.  The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%, less the Fund’s expenses.  (This weighted average of the three referenced Corn Futures Contracts is referred to herein as the “Benchmark,” and the three Corn Futures Contracts that at any given time make up the Benchmark are referred to herein as the “Benchmark Component Futures Contracts.”)

The Fund commenced investment operations on June 9, 2010 and has a fiscal year ending on December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and related notes included in Amendment No. 3 to Form S-1.  The operating results from the commencement of operations (June 9, 2010) through June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

On June 5, 2010, the Fund’s initial registration of 30,000,000 shares on Form S-1 was declared effective by the SEC. On June 9, 2010, the Fund listed its shares on the NYSE Arca under the ticker symbol “CORN”. On that day, the Fund issued 200,000 shares in exchange for $5,000,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on June 9, 2010 by purchasing commodity futures contracts traded on the Chicago Board of Trade (“CBOT”).  As of June 30, 2010, the Fund had a total of 200,004 shares outstanding.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the market value (as determined by exchange settlement prices) as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Generally Accepted Accounting Principles (“GAAP”), the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recoding a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption for the period ended December 31, 2009.  Based on its analysis, the Fund has determined that the adoption of this policy did not have a material impact on the Fund’s financial statements upon adoption.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.  The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ended June 30,2010 (unaudited) and December 31, 2009.

 Creations and Redemptions

Authorized Purchasers may purchase creation baskets consisting of 100,000 shares from the Fund as of the beginning of each business day based upon the prior day’s net asset value. Authorized Purchasers may redeem shares from the Fund only in blocks of 100,000 shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the net asset value of the shares in the redemption basket determined as of 4:00 p.m. New York Time on the day the order to redeem the basket is properly received.

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statement of assets and liabilities as receivable for shares sold and amounts payable to Authorized Purchasers upon redemption is reflected as payable for shares redeemed.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statement of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $4,519,670 (unaudited) and $0 in money market funds at June 30, 2010 and December 31, 2009, respectively; these balances are included in cash and cash equivalents on the statement of assets and liabilities.

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

	Taking the current market value of its total assets, and

	Subtracting any liabilities.

The administrator calculates the NAV of the Fund once each trading day.  It calculates NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

In determining the value of Corn Futures Contracts, the administrator uses the CBOT closing price (typically 2:15 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time. The value of over-the-counter corn interests is determined based on the value of the commodity or futures contract underlying such corn interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such corn interest.  Treasury Securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open corn interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum on average net assets. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses associated with the Trust’s tax accounting and reporting requirements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

Valuation of Cash Equivalents at Fair Value - Definition and Hierarchy

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Fund uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for securities categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Net Income (Loss) per Share

Net income (loss) per share is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.

The following table presents information about the Fund’s assets measured at fair value as of June 30, 2010:

June 30, 2010 (Unaudited)

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Balance
	Identical Assets	Observable Inputs	Unobservable Inputs	as of June 30,
	Level 1	Level 2	Level 3	2010
Cash Equivalents	$4,519,670	$-	$-	$4,519,670
Futures Contracts	204,495	-	-	204,495
Total	$4,724,165	$-	$-	$4,724,165

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ending June 30, 2010, the Fund had invested only in corn commodity futures contracts.

Futures Contracts

The Fund is subject to commodity price risk in the normal course of pursuing its investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

The purchase and sale of futures contracts requires margin deposits with a Futures Commission Merchant (“FCM”).  Subsequent payments (variation margin) are made or received by the Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by the Fund.  Futures contracts may reduce the Fund’s exposure to counterparty risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM's proprietary activities.  A customer's cash and other equity deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to the Fund’s pro rata share of segregated customer funds available.  It is possible that the recovery amount could be less than the total of cash and other equity deposited.

The following tables identify the fair value amounts of derivative instruments included in the condensed statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at June 30, 2010.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the condensed statement of operations as net gain (loss) from derivative contracts, categorized by primary underlying risk, for the period ended June 30, 2010.

At June 30, 2010, the fair value of derivative instruments were as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity Price
Futures Contracts	$204,495	$-	$204,495

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund, as of June 30, 2010.

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Futures Contracts	$980	$204,495

Volume of Derivative Activities

At June 30, 2010, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Futures contracts	$5,189,150	273
Total	$5,189,150	273

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period June 9, 2010 (commencement of operations) to June 30, 2010. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	1.04
Total expenses	(0.15)
Net increase in net asset value	0.89
Net asset value end of period	$25.89
Total Return	3.56%
Ratios to Average Net Assets (Annualized)
Total expense	9.95%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund.  The ratios, excluding non-recurring expenses, have been annualized.

Note 6 – Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The Sponsor is currently evaluating the impact ASU No. 2010-06 will have on the Fund’s financial statement disclosures.

Note 7 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the shares, including applicable SEC registration fees will be borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

During the period from June 30, 2010 through August 10, 2010, the sponsor has had two redemptions and three create baskets totaling a net addition to the fund of 100,000 shares and approximately $2.8 million dollars.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Teucrium Corn Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, Teucrium Trading LLC (the “Sponsor”), undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction
During the period from June 9, 2010 (commencement of investment operations) to June 30, 2010, the Fund invested with a view to tracking the daily changes in percentage terms of the Shares’ NAV reflected in the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%, less the Fund’s expenses.  (This weighted average of the three referenced Corn Futures Contracts is referred to herein as the “Benchmark,” and the three Corn Futures Contracts that at any given time make up the Benchmark are referred to herein as the “Benchmark Component Futures Contracts.”) The Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange in the commodities comprising the Benchmark. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The notional amount of each Benchmark Component Futures Contracts included in the Benchmark is intended to reflect the changes in market value of each such Benchmark Component Futures Contracts within the Benchmark. The closing level of the Benchmark is calculated on each business day by the Bank of New York Mellon (the “Administrator”) based on the closing price of the futures contracts for each of the underlying Benchmark Component Futures Contracts and the notional amounts of such Benchmark Component Futures Contracts.

The Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion that such Benchmark Component Futures Contracts were weighted on June 9, 2010. The following table reflects the June 30, 2010 Benchmark Component Futures Contracts weights:

Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures
(100 contracts, settlement date Sept.14, 2010)	$1,813,750	35%
CBOT Corn Futures
(84 contracts, settlement date Dec. 14, 2010)	1,568,700	30%
CBOT Corn Futures
(89 contracts, settlement date Dec.14, 2011)	1,806,700	35%

Total at June 30, 2010	$5,189,150	100%

The price relationship between the near month Corn Futures Contract to expire and the Benchmark Component Futures Contracts will vary and may impact both the Fund’s total return over time and the degree to which such total return tracks the total return of corn price indices.  In cases in which the near month contract’s price is lower than later-expiring contracts’ prices (a situation known as “contango” in the futures markets), then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration.  In cases in which the near month contract’s price is higher than later-expiring contracts’ prices (a situation known as “backwardation” in the futures markets), then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration.

The Fund’s total portfolio composition is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website at www.teucriumcornfund.com.  The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Corn Futures Contract and Cleared Corn Swap (like Corn Futures Contracts, Cleared Corn Swaps are standardized as to certain material economic terms, including that each such swap be for a quantity of 5,000 bushels, which permits less flexibility in their structuring than with over-the-counter Corn Interests. The two parties to a Cleared Corn Swap agree on the specific fixed price component and the calendar month of expiration, and agree to submit the Cleared Corn Swap to the clearing organization. The clearing organization assumes the credit risk relating to the transaction, which effectively eliminates the creditworthiness of the counterparty as a risk. Unlike Corn Futures Contracts, Cleared Corn Swaps call for settlement in cash, and do not permit settlement by delivery or receipt of physical corn), the specific types of Other Corn Interests (in addition to futures contracts, options on futures contracts and cleared swaps, derivative contracts that are tied to various commodities, including corn, Other Corn Interests are entered into outside of public exchanges.  These “over-the-counter” contracts are entered into between two parties in private contracts.  Unlike Corn Futures Contracts and Cleared Corn Swaps, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party, i.e., the risk that the other party will not be able to perform its obligations under its contract) and characteristics of such Other Corn Interests, the name and value of each Treasury security and cash equivalent, and the amount of cash held in the Fund’s portfolio.  The Fund’s website is publicly accessible at no charge.

Consistent with achieving the Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause the Fund to enter into or hold Corn Futures Contracts other than the Benchmark Component Futures Contracts, Cleared Corn Swaps and/or Other Corn Interests.  For example, certain Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Corn Swaps and/or over-the-counter Corn Interests intended to exactly replicate the performance of each of the three Benchmark Component Futures Contracts, or a single over-the-counter Corn Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Corn Interest, the performance of the Corn Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.  The Fund’s might also enter into or hold Corn Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy.  In addition, the Fund might enter into or hold Corn Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons.  By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance, before taking Fund expenses and any interest income from the cash, cash equivalents and U.S. Treasury securities held by the Fund into account, to closely track that of the Benchmark.

The Benchmark Component Futures Contracts reflect the price of corn for future delivery, not the current spot price of corn, so at best the correlation between changes in such Corn Futures Contracts and the spot price of corn will be only approximate.  Weak correlation between the Benchmark and the spot price of corn may result from the typical seasonal fluctuations in corn prices discussed above.  Imperfect correlation may also result from speculation in Corn Interests, technical factors in the trading of Corn Futures Contracts, and expected inflation in the economy as a whole.  If there is a weak correlation between the Benchmark and the spot price of corn, then the price of Shares may not accurately track the spot price of corn and you may not be able to effectively use the Fund as a way to hedge the risk of losses in your corn-related transactions or as a way to indirectly invest in corn.

The Sponsor

The Sponsor of the Trust is Teucrium Trading, LLC, a Delaware limited liability company.  The principal office of the Sponsor and the Trust are located at 232 Hidden Lake Road, Building A, Brattleboro, Vermont 05301.  The Sponsor registered as a Commodity Pool Operator (“CPO”) with the CFTC and became a member of the NFA on November 10, 2009.

The Sponsor established the Trust and the Fund and registered the Shares of the Fund covered by this prospectus. Aside from this activity and obtaining capital from a small number of outside investors in order to engage in this activity, the Sponsor did not engage in any business activity prior to the commencement of the Fund’s operations on June 9, 2010. Under the Trust Agreement, the Sponsor is solely responsible for the management and conducts or directs the conduct of the business of the Trust, the Fund, and any other series of the Trust that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by Authorized Purchasers and to manage the Fund’s investments, including to evaluate the credit risk of futures commission merchants and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Fund’s Shares and the conduct of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting the Trustee, Administrator, Marketing Agent, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Fund.

Performance Summary

This report covers the period from June 9, 2010 to June 30, 2010. The Fund commenced trading on the NYSE Arca on June 9, 2010. The Fund was in operation for 21 days during the period ended June 30, 2010.

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	1.04
Total expenses	(0.15)
Net increase in net asset value	0.89
Net asset value end of period	$25.89
Total Return	3.56%
Ratios to Average Net Asset (Annualized)
Total expense	9.95%

Calculating NAV

The Fund’s NAV is calculated by:

	Taking the current market value of its total assets, and

	Subtracting any liabilities.

The Administrator calculates the NAV of the Fund once each trading day.  It calculates NAV as of  the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.  The NAV for a particular trading day will be released after 4:15 p.m. New York time.

In determining the value of Corn Futures Contracts, the Administrator uses the CBOT closing price (typically 2:15 p.m. New York time).  The Administrator determines the value of all other Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the Administrator and the Trust.  The value of Cleared Corn Swaps and over-the-counter Corn Interests will be determined based on the value of the commodity or Futures Contract underlying such Corn Interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such Corn Interest.  Treasury Securities held by the Fund are valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  NAV includes any unrealized profit or loss on open Corn Interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

In addition, in order to provide updated information relating to the Fund for use by investors and market professionals, NYSE Arca calculates and disseminate throughout the trading day an updated “indicative fund value.”  The indicative fund value is calculated by using the prior day’s closing NAV per share of the Fund as a base and updating that value throughout the trading day to reflect changes in the value of the Fund’s Corn Interests during the trading day.  Changes in the value of Treasury Securities and cash equivalents will not be included in the calculation of indicative value.  For this and other reasons, the indicative fund value disseminated during NYSE Arca trading hours should not be viewed as an actual real time update of the NAV.  NAV is calculated only once at the end of each trading day.

The indicative fund value is disseminated on a per Share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m. New York time to 4:00 p.m. New York time.  The normal trading hours for Corn Futures Contracts on the CBOT are 10:30 a.m. New York time to 2:15 p.m. New York time.  This means that there is a gap in time at the beginning and the end of each day during which the Fund’s Shares are traded on the NYSE Arca, but real-time CBOT trading prices for Corn Futures Contracts traded on such Exchange are not available.  As a result, during those gaps there will be no update to the indicative fund value.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines.  In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of Fund Shares on the NYSE Arca.  Investors and market professionals are able throughout the trading day to compare the market price of the Fund and the indicative fund value.  If the market price of Fund Shares diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades.  For example, if the Fund appears to be trading at a discount compared to the indicative fund value, a market professional could buy Fund Shares on the NYSE Arca, aggregate them into Redemption Baskets, and receive the NAV of such Shares by redeeming them to the Trust.  Such arbitrage trades can tighten the tracking between the market price of the Fund and the indicative fund value and thus can be beneficial to all market participants.

Critical Accounting Policies

The Trust’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. The Trust’s application of these policies involve judgments and actual results may differ from the estimates used.

The Fund holds a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses.

The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Trust’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. GAAP fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 3 within the financial statements in Item 1 for further information.

Unrealized gains or losses on open contracts are reflected in the statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at 85% of the overnight of Federal Funds Rate. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates earned on such investments.

Credit Risk

When the Fund enters into futures contracts, the Fund will be exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e ., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

Newedge USA, LLC (the “Commodity Broker”), when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading.

Liquidity

All of the Fund’s source of capital is derived from the Fund through the Fund’s offering of Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Shares. The Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which is used as margin for the Fund’s trading in commodities. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the  Fund’s commodity interests change. The balance of the net assets is held in the Fund’s commodity trading account. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

The investments of the Fund in Corn Interests will be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, the CBOT limits the fluctuations in Corn Futures Contract prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a Corn Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit.  Such market conditions could prevent the Fund from promptly liquidating a position in Corn Futures Contracts.

Market Risk

Trading in Corn Interests such as Corn Futures Contracts will involve the Fund entering into contractual commitments to purchase or sell specific amounts of corn at a specified date in the future.  The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of the Fund since the Fund intends to close out any open positions prior to the contractual expiration date.  As a result, the Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts.  The Fund considers the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts.  The market risk associated with the commitment by the Fund to purchase a specific commodity will be limited to the aggregate face amount of the contacts held.

The exposure of the Fund to market risk will depend on a number of factors including the markets for corn, the volatility of interest rates and foreign exchange rates, the liquidity of the Corn Interest markets and the relationships among the contracts held by the Fund.  The lack of experience of the Sponsor in utilizing its model to trade in Corn Interests in a manner that tracks changes in the Benchmark, as well as drastic market events, could ultimately lead to the loss of all or substantially all of a shareholder’s investment.

  Off Balance Sheet Financing

As of June 30, 2010, neither the Trust nor the Fund has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund.  While the Fund’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the Fund’s financial positions.

 Redemption Basket Obligation

Other than as necessary to meet the investment objective of the Fund and pay its contractual obligations described below, the Fund will require liquidity to redeem Redemption Baskets.  The Fund intends to satisfy this obligation through the transfer of cash of the Fund (generated, if necessary, through the sale of Treasury Securities) in an amount proportionate to the number of units being redeemed, as described above under “Redemption Procedures.”

 Contractual Obligations

The Fund’s primary contractual obligations will be with the Sponsor and certain other service providers.  The Sponsor, in return for its services, will be entitled to a management fee calculated as a fixed percentage of the Fund’s NAV, currently 1.00% of its average net assets.  The Fund will also be responsible for all ongoing fees, costs and expenses of its operation, including (i) brokerage and other fees and commissions incurred in connection with the trading activities of the Fund; (ii) expenses incurred in connection with registering additional Shares of the Fund or offering Shares of the Fund; (iii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iv) the payment of any distributions related to redemption of Shares; (v) payment for routine services of the Trustee, legal counsel and independent accountants; (vi) payment for routine accounting, bookkeeping, custody and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (vii) postage and insurance; (viii) costs and expenses associated with client relations and services; (ix) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (xi) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto).

While the Sponsor has agreed to pay registration fees to the SEC, FINRA and any other regulatory agency in connection with the offer and sale of the Shares offered through this prospectus, the legal, printing, accounting and other expenses associated with such registrations, and the initial fee of $5,000 for listing the Shares on the NYSE Arca, the Fund will be responsible for any registration fees and related expenses incurred in connection with any future offer and sale of Shares of the Fund in excess of those offered through its prospectus.

Each Fund pays its own brokerage and other transaction costs.  The Fund will pay fees to futures commission merchants in connection with its transactions in futures contracts.  Futures commission merchant fees are estimated to be 0.06% annually for the Fund.  In general, transaction costs on over-the-counter Corn Interests and on Treasuries and other short-term securities will be embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.  Other expenses to be paid by the Fund, including but not limited to the fees paid to the Custodian and Marketing Agent with respect to the Fund, are estimated to be 0.65% for the twelve-month period ending June 30, 2011, though this amount may change in future years.  The Sponsor may, in its discretion, pay or reimburse the Fund for, or waive a portion of its management fee to offset, expenses that would otherwise be borne by the Fund.

Any general expenses of the Trust will be allocated among the Fund and any other series of the Trust as determined by the Sponsor in its sole and absolute discretion.  The Trust is also responsible for extraordinary expenses, including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto.  The Trust and/or the Sponsor may be required to indemnify the Trustee, Marketing Agent or Administrator under certain circumstances.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods as the Fund’s NAV and trading levels to meet their investment objectives will not be known until a future date.  These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of the Fund’s existence.  The parties may terminate these agreements earlier for certain reasons listed in the agreements.

 Benchmark Performance

The Fund operated for 21 days during the period ended June 30, 2010.Therefore the minimum number of days to report tracking results was not achieved; however the results for tracking fell within the 10% test during the entire period from commencement of operations June 9, 2010 through June 30, 2010.Furthermore, the corn market as defined by the three futures contracts in the benchmark resulted in a 4.15% increase in price. The information regarding the Benchmark in the graph is hypothetical, in that neither the Sponsor nor the Fund was using the Benchmark to trade Corn Interests during the period covered by the chart.  HYPOTHETICAL PERFORMANCE RESULTS HAVE MANY INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.  NO REPRESENTATION IS BEING MADE THAT THE FUND WILL OR IS LIKELY TO ACHIEVE PROFITS OR LOSSES SIMILAR TO THOSE SHOWN.  IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL PERFORMANCE RESULTS AND THE ACTUAL RESULTS ACHIEVED BY ANY PARTICULAR TRADING PROGRAM.

ONE OF THE LIMITATIONS OF HYPOTHETICAL PERFORMANCE RESULTS IS THAT THEY ARE GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT.  IN ADDITION, HYPOTHETICAL TRADING DOES NOT INVOLVE FINANCIAL RISK, AND NO HYPOTHETICAL TRADING RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING.  FOR EXAMPLE, THE ABILITY TO WITHSTAND LOSSES OR TO ADHERE TO A PARTICULAR TRADING PROGRAM IN SPITE OF TRADING LOSSES ARE MATERIAL POINTS WHICH CAN ALSO ADVERSELY AFFECT ACTUAL TRADING RESULTS.  THERE ARE NUMEROUS OTHER FACTORS RELATED TO THE MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF ANY SPECIFIC TRADING PROGRAM WHICH CANNOT BE FULLY ACCOUNTED FOR IN THE PREPARATION OF HYPOTHETICAL PERFORMANCE RESULTS AND ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL TRADING RESULTS.

THE SPONSOR HAS HAD NO EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OF FOR CUSTOMERS.  BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

Furthermore, while the graph below provides information on the hypothetical correlation of the Benchmark with the spot price of corn, it does not attempt to provide any information on the ability of the Sponsor to cause the Fund’s performance to correlate closely with that of the Benchmark.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Sal Gilbertie, its Principal Executive Officer, and Dale Riker, its Principal Financial Officer, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Sal Gilbertie, the Principal Executive Officer, and Dale Riker, the Principal Financial Officer of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to ensure that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None
(b)
The registration statement on Form S-1 registering 30,000,000 common units, or “shares,” of the Fund (File number 333-162033) was declared effective on June 7, 2009.  The offering commenced thereafter and is continuing.  The shares registered have an aggregate estimated offering price of $750,000,000.  From the commencement of the offering through June 30, 2010, 200,000 shares at an aggregate offering price of $5,000,000.  During such period, the Fund incurred fees payable to ALPS Distributors, Inc., its Marketing Agent in an amount equal to $6,230, resulting in net offering proceeds of  $4,993,770.  The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading LLC
its Sponsor

By:
Name:	Sal Gilbertie
Title:	Principal Executive Office

By:
Name:	Dale Riker
Title:	Principal Financial Officer

Date: August  , 2010