Form 10-Q
period 2010-09-30
Teucrium Commodity Trust
filed 2010-11-12
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

 Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes    ☐ No

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

☐ Yes     ☒ No

TEUCRIUM COMMODITY TRUST

PartI. FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
TEUCRIUM COMMODITY TRUST

Condensed Consolidated Statements of Assets and Liabilities at September 30, 2010 (Unaudited) and December 31, 2009	4

Condensed Consolidated Schedule of Investments (Unaudited) at September 30, 2010	5

Condensed Consolidated Statements of Operations (Unaudited) for the three months ending September 30, 2010 and for period from commencement of operations (June 9, 2010) through September 30, 2010	6

Condensed Consolidated Statement of Changes in Net Assets (Unaudited) for the period from commencement of operations (June 9, 2010) through September 30, 2010	7

Condensed Consolidated Statement of Cash Flows (Unaudited) for the period from commencement of operations (June 9, 2010) through September 30, 2010	8

Notes to Consolidated Condensed Financial Statements	9

TEUCRIUM CORN FUND

Condensed Statements of Assets and Liabilities at September 30, 2010 (Unaudited) and December 31, 2009	17

Condensed Schedule of Investments (Unaudited) at September 30, 2010	18

Condensed Statements of Operations (Unaudited) for the three months ending September 30, 2010 and for the period from commencement of operations (June 9, 2010) through September 30, 2010	19

Condensed Statement of Changes in Net Assets (Unaudited) for the period from commencement of operations (June 9, 2010) through September 30, 2010	20

Condensed Statement of Cash Flows (Unaudited) for the period from commencement of operations (June 9, 2010) through September 30, 2010	21

Notes to Condensed Financial Statements	22

TEUCRIUM COMMODITY TRUST
CONDENSED CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

	September 30, 2010 (unaudited)	December 31, 2009

Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$15,671,075	$100
Commodity futures contracts	1,014,829	-
Interest Receivable	2,480	-
Other assets	13,521	-
	16,701,905	100

Liabilities

Collateral, due to broker	380,886
Management fee payable to Sponsor	10,674	-
Other liabilities	64,969	-
Total liabilities	456,529	-

Net Assets	$16,245,376	$100

See accompanying notes.

TEUCRIUM COMMODITY TRUST

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2010

	Fair	Percentage of	Notional
Description	Value	Net Assets	Value

Commodity futures contracts
United States Corn Futures Contracts
CBOT Corn Futures (224 contracts, settlement date Mar. 14, 2011)	$598,904	3.69%	$5,692,400
CBOT Corn Futures (189 contracts, settlement date May 17, 2011)	(30,944)	(0.19)	4,857,300
CBOT Corn Futures (236 contracts, settlement date Dec. 14, 2011)	446,869	2.75	5,678,750
	$1,014,829	6.25%	$16,228,450

See accompanying notes.

TEUCRIUM COMMODITY TRUST
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
		From commencement of
	Three months ended	operations (June 9, 2010)
	September 30, 2010	through September 30, 2010
Income
Realized and unrealized gain on trading of
commodity futures contracts:
Realized gain on commodity futures
contracts	$1, 289, 305	$1,290,285
Net change in unrealized appreciation
or depreciation on commodity futures
contracts	810,334	1,014,829
Interest income	5,796	6,405
Total Income	2,105,435	2,311,519

Expenses
Professional fees	44,121	52,131
Custodian's fees and expenses	32,564	40,351
Distribution and marketing fee	23,019	29,249
Management fee to Sponsor	22,239	25,323
Other fees	14,158	17,600
Total Expenses	136,101	164,654

Net Income	$1,969,334	$2,146,865

See accompanying notes.

TEUCRIUM COMMODITY TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)
From commencement of
operations (June 9, 2010)
through September 30, 2010
Operations
Net Income	$2,146,865

Capital transactions
Issuance of 700,000 Shares	19,462,153
Redemption of 200,000 Shares	(5,364,242)
Cash Proceeds for future series	500
Net change in net assets	16,245,276

Net assets, beginning of period	100

Net assets, end of period	$16,245,376

See accompanying notes.

TEUCRIUM COMMODITY TRUST

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

From commencement of operations
(June 9, 2010) through
September 30, 2010
Cash Flows from Operating Activities:
Net income	$2,146,865
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,014,829)
Adjustments to reconcile net income to net cash used provided by operating activities:
Changes in operating assets and liabilities:
Collateral, due to broker	380,886
Interest receivable	(2,480)
Management fee payable to Sponsor	10,674
Other Assets	(13,521)
Other liabilities	64,969
Net cash used in operating activities	1,572,564

Cash Flows from Financing Activities:
Proceeds from sale of Shares	19,462,153
Redemption of Shares	(5,364,242)
Proceeds from sale of Shares of future Trust series	500
Net cash provided by financing activities	14,098,411

Net change in cash and cash equivalents	15,670,975
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$15,671,075

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010
(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”) is a Delaware statutory trust organized on September 11, 2009, and is a series trust which includes Teucrium Corn Fund (the “Fund”), a commodity pool which shares may be purchased and sold on the New York Stock Exchange (“NYSE”) Arca.  The Fund issues common units, called the “Shares”, representing fractional undivided beneficial interests in the Fund.  Additional series of the Trust that will be separate commodity pools may be created in the future, but the Fund is currently the Trust’s only series in operation.  Registration statements have also been filed to register units of the Teucrium WTI Crude Oil Fund (“CRUD”), Teucrium Natural Gas Fund (“NAGS”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), and Teucrium Wheat Fund (“WEAT”), which would represent additional future series of the Trust.  The Trust and the Fund operate pursuant to the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ net asset value(“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%, less the Fund’s expenses.  (This weighted average of the three referenced Corn Futures Contracts is referred to herein as the “Benchmark,” and the three Corn Futures Contracts that at any given time make up the Benchmark are referred to herein as the “Benchmark Component Futures Contracts”.)

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and related notes included in Amendment No. 3 to Form S-1.  The operating results from the commencement of operations (June 9, 2010) through September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

On June 5, 2010, the Fund’s initial registration of 30,000,000 shares on Form S-1 was declared effective by the SEC. On June 9, 2010, the Fund listed its shares on the NYSE Arca under the ticker symbol “CORN”. On that day, the Fund issued 200,000 shares in exchange for $5,000,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on June 9, 2010 by purchasing commodity futures contracts traded on the CBOT.  As of September 30, 2010, the Fund had a total of 500,004 shares outstanding.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Trust and the Fund.  All intercompany transactions and balances have been eliminated in consolidation.  For the period ended September 30, 2010, the operations of the Trust consist entirely of the operations of the Fund, which commenced operations on June 9, 2010.

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

Income Taxes

For tax purposes, the Trust will be treated as a partnership.  The Trust does not record a provision for income taxes because the partners report their share of the Trust’s income or loss on their income tax returns.  The financial statements reflect the Trust’s transactions without adjustment, if any, required for income tax purposes.

In accordance with GAAP, the Trust is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Trust files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Trust is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Trust recoding a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Trust’s initial adoption for the period ended December 31, 2009.  Based on its analysis, the Trust has determined that it has not incurred a liability for unrecognized tax benefits as of September 30, 2010.  However, the Trust’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.  The Trust recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ended September 30,2010 (unaudited) and December 31, 2009.

The Trust may be subject to potential examination by U.S. federal, U.S. state or foreign jurisdiction authorities in the areas of income taxes.  These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.  The Trust’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Creations and Redemptions

Certain authorized purchasers (“Authorized Purchasers”) may purchase creation baskets consisting of 100,000 shares from the Fund as of the beginning of each business day based upon the prior day’s NAV. Authorized Purchasers may redeem shares from the Fund only in blocks of 100,000 shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the net asset value of the shares in the redemption basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the statement of assets and liabilities as receivable for shares sold and amounts payable to Authorized Purchasers upon redemption is reflected as payable for shares redeemed.  From inception through September 30, 2010, the Sponsor has had two redemption and seven creation baskets totaling a net addition to the Fund of 500,000 shares.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reported its cash equivalents in the statement of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Trust had a balance of $15,517,512 (unaudited) and $0 in money market funds at September 30, 2010 and December 31, 2009, respectively; these balances are included in cash and cash equivalents on the statement of assets and liabilities.

Collateral, Due from/to Broker

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from less than 2%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below,adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of marginrequired in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from timeto time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodityinterest contracts generallyrequire higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involvesthe extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address creditexposure.

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option,on the other hand, he or she is required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, inaddition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted toreflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly.Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of optionspositions and positions in the underlying interest.

Ongoing or “maintenance” margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular openfutures contract changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If themargin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to the Fund’s trading, the Fund (and not itsshareholders personally) is subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and optionspositions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring thetotal risk of the combined positions.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value - Definition and Hierarchy

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

The following table presents information about the Trust’s assets measured at fair value as of September 30, 2010:

September 30, 2010 (Unaudited)

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant		Balance
	Identical Assets	Observable Inputs	Unobservable Inputs	Counterparty Netting	as of September 30,
	Level 1	Level 2	Level 3		2010
Assets (at fair value)
Cash Equivalents	$15,517,512	$-	$-	$-	$15,517,512
Commodity Futures Contracts	1,045,773	$-	-	(30,944)	1,014,829
Total	$16,563,285	$-	$-	$(30,944)	$16,532,341

Liabilities (at fair value)
Commodity futures contracts	$30,944	$-	$-	$(30,944)	$-

Note 4 –Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ending September 30, 2010, the Fund had invested only in corn commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the condensed consolidated statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2010.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the condensed statement of operations as net gain (loss) from derivative contracts, categorized by primary underlying risk, for the period ended September 30, 2010.

At September 30, 2010, the fair value of derivative instruments is as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity Price
Futures Contracts	$1,045,773	$(30,944)	$1,014,829

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund, for the three-month period endedSeptember 30, 2010:

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Futures Contracts	$1,289,305	$810,334

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund, from commencement of operations (June 9, 2010) toSeptember 30, 2010:

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Futures Contracts	$1,290,285	$1,014,829

Volume of Derivative Activities

At September 30, 2010, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Futures contracts	$16,228,450	649

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

Note 7 – Subsequent Events

From October 1, 2010 through November 11, 2010, the Sponsor has had two creation baskets totaling a net addition to the Fund of 200,000 shares.

TEUCRIUM CORN FUND
CONDENSED STATEMENT OF ASSETS AND LIABILITIES

	September 30, 2010
	(unaudited)	December 31, 2009

Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$15,670,575	$100
Commodity futures contracts	1,014,829	-
Interest receivable	2,480	-
Other assets	13,521	-
	16,701,405	100

Liabilities

Collateral, due to broker	380,886	-
Management fee payable to Sponsor	10,674	-
Other liabilities	64,969	-
Total liabilities	456,529	-

Net Assets	$16,244,876	$100

Shares outstanding	500,004	4

Net asset value per share	$32.49	$25.00

Market value per share (September 30, 2010 closing price)	$32.57	$-

See accompanying notes.

TEUCRIUM CORN FUND

CONDENSED SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2010

	Fair	Percentage of	Notional
Description	Value	Net Assets	Value

Commodity futures contracts
United States Corn Futures Contracts
CBOT Corn Futures (224 contracts, settlement date Mar. 14, 2011)	$598,904	3.69%	$5,692,400
CBOT Corn Futures (189 contracts, settlement date May 17, 2011)	(30,944)	(0.19)	4,857,300
CBOT Corn Futures (236 contracts, settlement date Dec. 14, 2011)	446,869	2.75	5,678,750
	$1,014,829	6.25%	$16,228,450

See accompanying notes.

TEUCRIUM CORN FUND
CONDENSED STATEMENT OF OPERATIONS (Unaudited)
		From commencement of
	Three months ended	operations (June 9, 2010)
	September 30, 2010	through September 30, 2010
Income
Realized and unrealized gain on trading of
commodity futures contracts:
Realized gain on commodity futures
contracts	$1,289,305	$1,290,285
Net change in unrealized appreciation
or depreciation on commodity futures
contracts	810,334	1,014,829
Interest income	5,796	6,405
Total Income	2,105,435	2,311,519

Expenses
Professional fees	44,121	52,131
Custodian's fees and expenses	32,564	40,351
Distribution and marketing fee	23,019	29,249
Management fee to Sponsor	22,239	25,323
Other fees	14,158	17,600
Total Expenses	136,101	164,654

Net Income	$1,969,334	$2,146,865

Net income per share	$6.60	$7.49
Net income per weighted average share	$6.59	$7.67
Weighted average shares outstanding	298,917	279,829

See accompanying notes.

TEUCRIUM CORN FUND
CONDENSED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)
From commencement of
operations (June 9, 2010)
through September 30, 2010
Operations
Net Income	$2,146,865

Capital transactions
Issuance of 700,000 Shares	19,462,153
Redemption of 200,000 Shares	(5,364,242)
Total capital	14,097,911
Net change in net assets	16,244,776

Net assets, beginning of period	100

Net assets, end of period	$16,244,876
Net asset value per share At inception (June 9, 2010)	$25.00

At September 30, 2010	$32.49

See accompanying notes.

TEUCRIUM CORN FUND

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

From commencement of operations
(June 9, 2010) through
September 30, 2010
Cash Flows from Operating Activities:
Net income	$2,146,865
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,014,829)
Adjustments to reconcile net income to net cash used provided by operating activities:
Changes in operating assets and liabilities:
Collateral, due to broker	380,886
Interest receivable	(2,480)
Management fee payable to Sponsor	10,674
Other Assets	(13,521)
Other liabilities	64,969
Net cash used in operating activities	1,572,564

Cash Flows from Financing Activities:
Proceeds from sale of Shares	19,462,153
Redemption of Shares	(5,364,242)
Net cash provided by financing activities	14,097,911

Net change in cash and cash equivalents	15,670,475
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$15,670,575

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2010
(Unaudited)

Note 1 – Organization and Operation

Teucrium Corn Fund (the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009.  The Fund issues common units, called the “Shares”, representing fractional undivided beneficial interests in the Fund. The Fund continuously offers creation baskets consisting of 100,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through ALPS Distributors, Inc., which is the marketing agent for Shares of the Fund (the “Marketing Agent”).  Merrill Lynch Professional Clearing Corp. was the initial Authorized Purchaser.  Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CORN,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for corn interests.  The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ net asset value(“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%, less the Fund’s expenses.  (This weighted average of the three referenced Corn Futures Contracts is referred to herein as the “Benchmark,” and the three Corn Futures Contracts that at any given time make up the Benchmark are referred to herein as the “Benchmark Component Futures Contracts”.)

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements and related notes included in Amendment No. 3 to Form S-1.  The operating results from the commencement of operations (June 9, 2010) through September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

On June 5, 2010, the Fund’s initial registration of 30,000,000 shares on Form S-1 was declared effective by the SEC. On June 9, 2010, the Fund listed its shares on the NYSE Arca under the ticker symbol “CORN”. On that day, the Fund issued 200,000 shares in exchange for $5,000,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on June 9, 2010 by purchasing commodity futures contracts traded on the CBOT.  As of September 30, 2010, the Fund had a total of 500,004 shares outstanding.

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

Income Taxes

For tax purposes, the Fund will be treated as a partnership.  The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with GAAP, the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recoding a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption for the period ended December 31, 2009.  Based on its analysis, the Fund has determined that it has not incurred a liability for unrecognized tax benefits as of September 30, 2010.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.  The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ended September 30,2010 (unaudited) and December 31, 2009.

The Fund may be subject to potential examination by U.S. federal, U.S. state or foreign jurisdiction authorities in the areas of income taxes.  These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.  The Fund’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Creations and Redemptions

Authorized Purchasers may purchase creation baskets consisting of 100,000 shares from the Fund as of the beginning of each business day based upon the prior day’s NAV. Authorized Purchasers may redeem shares from the Fund only in blocks of 100,000 shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the net asset value of the shares in the redemption basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statement of assets and liabilities as receivable for shares sold and amounts payable to Authorized Purchasers upon redemption is reflected as payable for shares redeemed.  From inception through September 30, 2010, the Sponsor has had two redemption and seven creation baskets totaling a net addition to the Fund of 500,000 shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statement of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $15,517,512 (unaudited) and $0 in money market funds at September 30, 2010 and December 31, 2009, respectively; these balances are included in cash and cash equivalents on the statement of assets and liabilities.

Collateral, Due from/to Broker

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from less than 2%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involvesthe extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option,on the other hand, he or she is required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, inaddition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted toreflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly.Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of optionspositions and positions in the underlying interest.

Ongoing or “maintenance” margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular openfutures contract changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If themargin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to the Fund’s trading, the Fund (and not its shareholders personally) is subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and optionspositions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring thetotal risk of the combined positions.

Calculation of NAV

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets, and

•	Subtracting any liabilities.

The administrator calculates the NAV of the Fund once each trading day.  It calculates NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

In determining the value of Corn Futures Contracts, the administrator uses the CBOT closing price (typically 2:15 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter corn interests is determined based on the value of the commodity or futures contract underlying such corn interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such corn interest.  Treasury Securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open corn interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value - Definition and Hierarchy

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

Net Income (Loss) per Share

Net income (loss) per share is the difference between the NAV per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.

The following table presents information about the Fund’s assets measured at fair value as of September 30, 2010:

September 30, 2010 (Unaudited)

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant		Balance
	Identical Assets	Observable Inputs	Unobservable Inputs	Counterparty Netting	as of September 30,
	Level 1	Level 2	Level 3		2010
Assets (at fair value)
Cash Equivalents	$15,517,512	$-	$-	$-	$15,517,512
Commodity Futures Contracts	1,045,773	-	-	(30,944)	1,014,829
Total	$16,563,285	$-	$-	$(30,944)	$16,532,341

Liabilities (at fair value)
Commodity futures contracts	$30,944	$-	$-	$(30,944)	$-

Note 4 –Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ending September 30, 2010, the Fund had invested only in corn commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the condensed statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2010.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the condensed statement of operations as net gain (loss) from derivative contracts, categorized by primary underlying risk, for the period ended September 30, 2010.

At September 30, 2010, the fair value of derivative instruments is as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity Price
Futures Contracts	$1,045,773	$(30,944)	$1,014,829

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund, for the three-month period endedSeptember 30, 2010:

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Futures Contracts	$1,289,305	$810,334

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund, from commencement of operations (June 9, 2010) toSeptember 30, 2010:

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Futures Contracts	$1,290,285	$1,014,829

Volume of Derivative Activities

At September 30, 2010, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long Exposure
Primary Underlying Risk	Notional amounts	Number of contracts
Commodity price
Future Contracts	$16,228,450	649

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period June 9, 2010 (commencement of operations) to September 30, 2010. This information has been derived from information presented in the condensed financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	8.06
Total expenses	(0.59)
Net increase in net asset value	7.49
Net asset value end of period	$32.49
Total Return	29.96%
Ratios to Average Net Assets (Annualized)
Total expense	6.47%

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

Note 7 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the shares of the Fund, including applicable SEC registration fees will be borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

From October 1, 2010 through November 11, 2010, the Sponsor has had two creation baskets totaling a net addition to the Fund of 200,000 shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Teucrium Commodity Trust’s (the “Trust’s”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction
During the period from June 9, 2010 (commencement of investment operations) to September 30, 2010, the Teucrium Corn Fund (the “Fund”) invested with a view to tracking the daily changes in percentage terms of the Shares’ NAV reflected in the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%, less the Fund’s expenses.  (This weighted average of the three referenced Corn Futures Contracts is referred to herein as the “Benchmark,” and the three Corn Futures Contracts that at any given time make up the Benchmark are referred to herein as the “Benchmark Component Futures Contracts.”) The Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts that expire in a specific month and trade on a specific exchange in the commodities comprising the Benchmark. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

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

The Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion that such Benchmark Component Futures Contracts were weighted on June 9, 2010. The following table reflects the September 30, 2010 Benchmark Component Futures Contracts weights:

Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures
(224 contracts, settlement date Mar.14, 2011)	$5,692,400	35%
CBOT Corn Futures
(189 contracts, settlement date May 17, 2011)	4,857,300	30%
CBOT Corn Futures
(236 contracts, settlement date Dec.14, 2011)	5,678,750	35%

Total at September 30, 2010	$16,228,450	100%

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

The Sponsor established the Trust and the Fund and registered the Shares of the Fund. Aside from this activity and obtaining capital from a small number of outside investors in order to engage in this activity, the Sponsor did not engage in any business activity prior to the commencement of the Fund’s operations on June 9, 2010. Under the Trust Agreement, the Sponsor is solely responsible for the management and conducts or directs the conduct of the business of the Trust, the Fund, and any other series of the Trust that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by Authorized Purchasers and to manage the Fund’s investments, including to evaluate the credit risk of futures commission merchants and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Fund’s Shares and the conduct of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting the Trustee, Administrator, Marketing Agent, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and will provide any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Fund.

Performance Summary

This report covers the period from June 9, 2010 to September 30, 2010. The Fund commenced trading on the NYSE Arca on June 9, 2010. The Fund was in operation for 113 days from the commencement of operationsto the period ended September 30, 2010.

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

Per Share Operation Performance
Net asset value (“NAV”) at beginning of period	$25.00
Income from investment operations:
Investment income (loss)	0.02
Net realized and unrealized gain on commodity futures contracts	8.06
Total expenses	(0.59)
Net increase in net asset value	7.49
Net asset value end of period	$32.49
Total Return	29.96%
Ratios to Average Net Assets (Annualized)
Total expense	6.47%

Calculating NAV

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets, and

•	Subtracting any liabilities.

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

The indicative fund value is disseminated on a per Share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m. New York time to 4:00 p.m.New York time. The normal trading hours for Corn Futures Contracts on the CBOT are 10:30 a.m. New York time to 2:15 p.m.New York time.  This means that there is a gap in time at the beginning and the end of each day during which the Fund’s Shares are traded on the NYSE Arca, but real-time CBOT trading prices for Corn Futures Contracts traded on such Exchange are not available.  As a result, during those gaps there will be no update to the indicative fund value.

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

Critical Accounting Policies

The Trust’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

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

Credit Risk

When the Fund enters into futures contracts, the Fund will be exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

Newedge USA, LLC (the “Commodity Broker”), when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker, although the Commodity Broker is allowed to commingle the assets of multiple customers in a bulk, segregated account. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading.

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

  Off Balance Sheet Financing

As of September 30, 2010, neither the Trust nor the Fund has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Fund.  While the Fund’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the Fund’s financial positions.

 Redemption Basket Obligation

Other than as necessary to meet the investment objective of the Fund and pay its contractual obligations described below, the Fund will require liquidity to redeem Redemption Baskets.  The Fund intends to satisfy this obligation through the transfer of cash of the Fund (generated, if necessary, through the sale of Treasury Securities) in an amount proportionate to the number of units being redeemed.

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

Each Fund pays its own brokerage and other transaction costs.  The Fund will pay fees to futures commission merchants in connection with its transactions in futures contracts.  Futures commission merchant fees are estimated to be 0.06% annually for the Fund.  In general, transaction costs on over-the-counter Corn Interests and on Treasuries and other short-term securities will be embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.  Other expenses to be paid by the Fund, including but not limited to the fees paid to the Custodian and Marketing Agent with respect to the Fund, are estimated to be 0.34% once the Fund’s assets reach $100 million.  The Sponsor may, in its discretion, pay or reimburse the Fund for, or waive a portion of its management fee to offset, expenses that would otherwise be borne by the Fund.

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

Corn Outlook

According to the latest USDA Farm Report, corn production for the 2010/2011 harvest season is forecast at 12,664 million bushels, which is down 496 million from the last estimate, but still the largest crop on record.  The national average yield is forecast at 155.8 bushels per acre, which is down 6.7 bushels.  The United States corn ending stocks are expected to decline to 902 million bushels, down 214 million bushels.  At this level, the 2010/2011 carryout would be the lowest since 2003/2004.  Stocks as a percentage of total use would be the lowest since 1995/1996.  The total acres planted for the 2010/2011 harvest season is 88.2 million, which is up from 86.5 million in 2009/2010.

 Benchmark Performance

The Fund is new and has limited operating history. Investing in Corn Interests subjects the Fund to the risks of the corn market, and this could result in substantial fluctuations in the price of the Fund’s Shares. Unlike mutual funds, the Fund generally will not distribute dividends to Shareholders. Investors may choose to use the Fund as a means of investing indirectly in corn, and there are risks involved in such investments. The Sponsor has never operated a commodity pool. Investors may choose to use the Fund as a vehicle to hedge against the risk of loss and there are risks involved in hedging activities.

During the period from July 1, 2010 through September 30, 2010, the average daily change in the Fund’s NAV was within plus/minus 10 percent of the average daily change in the Fund’s Benchmark, as stated in the prospectus.

Frequency Distribution of Premiums and Discounts

The performance data above represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund shares will fluctuate so that an investor's shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

Description

The above frequency distribution chart presents information about the difference between the daily market price for shares of the Fund and the Fund's reported net asset value. The amount that the fund's market price is above the reported NAV is called the premium. The amount that the fund's market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that the Fund's NAV is calculated (usually 4:00 pm Eastern time). The horizontal axis of the chart shows the premium or discount expressed in basis points. The vertical axis indicates the number of trading days in the period covered by the chart. Each bar in the chart shows the number of trading days in which the Fund traded within the premium/discount range indicated.

*A unit that is equal to 1/100th of 1% and is used to denote the change in a financial instrument.

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

(a)
On July 31, 2010, the Sponsor made a $100 capital contribution to the Teucrium WTI Crude Oil Fund, a separate series of the Trust, and will receive two shares of such fund in exchange for that contribution prior to the fund's commencement of operations.  Also on such date, the Sponsor made a $100 capital contribution to the Teucrium Natural Gas Fund, another series of the Trust, and will receive four shares of such fund in exchange for that contribution prior to the fund's commencement of operations.  Such shares were sold in private offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)
The registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Fund (File No. 333-162033) was declared effective on June 7, 2009.  From the commencement of the offering through September 30, 2010, 900,000 Shares of the Fund were sold at an aggregate offering price of $19,462,253.  The Fund paid fees to ALPS Distributors, Inc. for its services as Marketing Agent to the Fund through October 14, 2010, the date of its termination as Marketing Agent, in an amount equal to $12,500, resulting in net offering proceeds of $4,987,500.  (On October 15, 2010, the Teucrium Commodity Trust changed the Distribution and Marketing Agent from ALPS Distributors, INC. to Foreside Fund Services, LLC for the Teucrium Corn Fund.)The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for each month during the quarter ended September 30, 2010:

Issuer Purchases of Fund Shares

Period	Total number of Shares purchased by Fund	Average price paid per Share
July 1, 2010 to July 31, 2010	100,000	$26.08
August 1, 2010 to August 31, 2010	100,000	$27.56
September 1, 2010 to September 30, 2010	0	0

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading LLC
its Sponsor

By:
Name:	Sal Gilbertie
Title:	Principal Executive Office

By:
Name:	Dale Riker
Title:	Principal Financial Officer

Date: November 11, 2010