Form 10-K
period 2010-12-31
Teucrium Commodity Trust
filed 2011-03-29
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2010.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

 Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes     ☒ No

Statement Regarding Forward-Looking Statements

This filing includes “forward-looking statements” which generally relate to future events or future performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology.  All statements (other than statements of historical fact) included in this filing that address activities, events or developments that will or may occur in the future, including such matters as movements in the commodities markets and indexes that track such movements, the Trust and each Fund’s operations, the Sponsor’s plans and references to a fund’s future success and other similar matters, are forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.  Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this prospectus, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments.  Consequently, all the forward-looking statements made in this prospectus are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust and each Fund’s operations or the value of their Shares.

PART I

Item 1. Business

The Trust and the Funds

Teucrium Commodity Trust (“Trust”) is a Delaware statutory trust organized on September 11, 2009. The Trust issues common units representing fractional undivided beneficial interests in separate series of the Trust, called “Shares.” Each such series (each such series is referred to herein as a “fund” and collectively as the “Funds”) constitutes a separate commodity pool.

The Sponsor

Teucrium Trading, LLC (the “Sponsor” or “Teucrium Trading”) is the sponsor of the Trust and each of the Funds. The Sponsor is a Delaware limited liability company, formed on July 28, 2009. The principal office is located at 232 Hidden Lake Road, Brattleboro, Vermont 05301. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and became a member of the National Futures Association (“NFA”) on November 10, 2009. The Trust and the Funds operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

Teucrium Trading designs the Funds to offer liquidity, transparency, and capacity in single-commodity investing for a variety of investors, including institutions and individuals, in an exchange-traded product format. The Funds have also been designed to mitigate the impacts of contango and backwardation, situations that can occur in the course of commodity trading which can affect the potential returns to investors. Backwardation is defined as a market condition in which a futures price of a commodity is lower in the distant delivery months than in the near delivery months, while contango, the opposite of backwardation, is defined as a condition in which distant delivery prices for futures exceed spot prices, often due to the costs of storing and insuring the underlying commodity.

The Funds

The Corn Fund commenced investment operations on June 9, 2010 and as of December 31, 2010, the only series of the Trust that had commenced operations and could be purchased and sold on the New York Stock Exchange (“NYSE”) Arca was the Teucrium Corn Fund (the “Corn Fund”). The Teucrium Natural Gas Fund (the “Natural Gas Fund”) and the Teucrium WTI Crude Oil Fund (the “Crude Oil Fund”) commenced investment operations on February 1, 2011 and February 23, 2011, respectively. On March 9, 2011, the Sponsor filed pre-effective amendments to registration statements with the Securities and Exchange Commission (“SEC”) for the Teucrium Sugar Fund (the “Sugar Fund”), the Teucrium Soybean Fund (the “Soybean Fund”) and the Teucrium Wheat Fund (the “Wheat Fund”) and is currently awaiting SEC approval of those filings. The Sponsor also intends to file a registration statement with the SEC for another series of the Trust, the Teucrium Agricultural Fund.

Since the Corn Fund was the only series of the Trust that had commenced operations and whose shares could be purchased and sold on the NYSE Arca as of December 31, 2010, the remainder of this report focuses primarily on the Corn Fund.

Investing Strategy

Overview

The investment objective of the Corn Fund is to have the daily changes in percentage terms of the Shares’ net asset value (“NAV”) of the Funds’ Shares reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. This investment objective is referred to as the Corn Fund’s “Benchmark.” The Corn Fund seeks to achieve its investment objective primarily by investing in the future contracts that comprise the Benchmark (the “Benchmark Component Futures Contracts”) and other instruments whose value is intended to reflect the price of corn such that daily changes in the Corn Fund’s NAV will be expected to closely track the changes in the Benchmark.

The Corn Fund seeks to achieve its investment objective by investing under normal market conditions in Benchmark Component Futures Contracts or, in certain circumstances, in other Corn Futures Contracts traded on the CBOT or on foreign exchanges. In addition, and to a limited extent, the Corn Fund also may invest in exchange-traded options on Corn Futures Contracts and in corn-based swap agreements that are cleared through the CBOT or its affiliated provider of clearing services (“Cleared Corn Swaps”) in furtherance of the Corn Fund’s investment objective. Once position limits in Corn Futures Contracts are applicable, the Corn Fund’s intention is to invest first in Cleared Corn Swaps to the extent permitted by the position limits applicable to Cleared Corn Swaps and appropriate in light of the liquidity in the Cleared Corn Swap market, and then in contracts and instruments such as forward contracts, swaps other than Cleared Corn Swaps, and other over-the-counter transactions that are based on the price of corn or Corn Futures Contracts (collectively, “Other Corn Interests,” and together with Corn Futures Contracts and Cleared Corn Swaps, “Corn Interests”). By utilizing certain or all of these investments, the Sponsor will endeavor to cause the Corn Fund’s performance, before taking Corn Fund expenses and any interest income from the cash, cash equivalents and U.S. Treasury securities held by the Fund into account, to closely track that of the Benchmark. The Sponsor expects to manage the Corn Fund’s investments directly, although it has been authorized by the Trust to retain, establish the terms of retention for, and terminate third-party commodity trading advisors to provide such management. The Sponsor is also authorized to select futures commission merchants to execute the Corn Fund’s transactions in Corn Futures Contracts.

The Sponsor operates the Corn Fund with the intent to never hold a Benchmark Component Futures Contract once it becomes the next-to-expire contract (commonly called the “spot” contract). Accordingly, the Corn Fund’s positions in Corn Interests are changed or “rolled” on a regular basis in order to track the changing nature of the Benchmark. For example, five times a year (on the dates on which certain Corn Futures Contracts expire), a particular Corn Futures Contract will no longer be a Benchmark Component Futures Contract, and the Corn Fund’s investments will have to be changed accordingly. Corn Futures Contracts traded on the CBOT expire on a specified day in the following five months: March, May, July, September, and December. Therefore, in terms of the Benchmark, in June of a given year the next-to-expire or “spot month” Corn Futures Contract will expire in July of that year, and the Benchmark Component Futures Contracts will be the contracts expiring in September of that year (the second-to-expire contract), December of that year (the third-to-expire contract), and December of the following year. As another example, in November of a given year the Benchmark Component Futures Contracts will be the contracts expiring in March, May and December of the following year. The Corn Fund is designed to roll or replace its contracts five times per year but will always hold a December Corn Futures Contract as an “anchor” month. In order that the Corn Fund’s trading does not cause unwanted market movements and to make it more difficult for third parties to profit by trading based on such expected market movements, the Corn Fund’s investments typically will not be rolled entirely on that day, but rather will typically be rolled over a period of several days.

The Sponsor employs a “neutral” investment strategy intended to track the changes in the Benchmark regardless of whether the Benchmark goes up or go down. The Corn Fund’s “neutral” investment strategy is designed to permit investors generally to purchase and sell the Corn Fund’s Shares for the purpose of investing indirectly in corn in a cost-effective manner. Such investors may include participants in the corn market and other industries seeking to hedge the risk of losses in their corn-related transactions, as well as investors seeking exposure to the corn market. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in the corn market and/or the risks involved in hedging may exist. In addition, an investment in the Corn Fund involves the risks that the changes in the price of the Corn Fund’s Shares will not accurately track the changes in the Benchmark, and that changes in the Benchmark will not closely correlate with changes in the price of corn on the spot market. Furthermore, the Corn Fund also invests in Treasury securities, cash, and/or cash equivalents to meet the current or potential margin or collateral requirements with respect to investments in Corn Interests and to invest cash not required to be used as margin or collateral. The Sponsor does not expect there to be any meaningful correlation between the performance of the Corn Fund’s investments in Treasury securities, cash, and/or cash equivalents and the changes in the price of corn or Corn Interests. While the level of interest earned on or the market prices of these investments may in some respects correlate to changes in the price of specific commodities, this correlation is not anticipated as part of the Corn Fund’s efforts to meet their objectives. This and certain other risk factors may cause a lack of correlation between changes in the Corn Fund’s NAV and changes in the price of corn and corn interests. The Sponsor does not intend to operate the Corn Fund in a fashion such that their per share NAVs will equal, in dollar terms, the spot price of a corn or the price of Corn Futures Contracts.

The Corn Fund seeks to have the aggregate “notional” amount of the underlying Corn Interests each holds approximate at all times the Corn Fund’s aggregate NAV. At any given time, however, most of the Corn Fund’s assets will be invested in certain Treasury securities, cash, and/or cash equivalents that support the Corn Fund’s positions in corn interests. For example, the purchase of a Corn Futures Contract with a stated or notional amount of $10 million would not require the Corn Fund to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5%-10% of the notional amount, would be required. To secure its Corn Futures Contract obligations, the Corn Fund deposits the required margin with the futures commission merchant and separately holds its remaining assets through its Custodian in Treasury securities, cash, and/or cash equivalents. Such remaining assets may be used to meet future margin payments that the Corn Fund is required to make on its Corn Futures Contracts. Cleared swaps and other commodity-specific interests typically also involve collateral requirements that represent a small fraction of their notional amounts, so most of the Corn Fund’s assets dedicated to these commodity-specific interests is also held in Treasury securities, cash, and/or cash equivalents.

The Corn Fund earns interest income from the Treasury securities and/or cash equivalents that it purchases and on the cash it holds through the Custodian. The Sponsor anticipates that the earned interest income will increase the Corn Fund’s NAV. The Corn Fund applies the earned interest income to the acquisition of additional investments or uses it to pay its expenses. If the Corn Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives.

Any Treasury security and cash equivalent invested in by the Corn Fund will have a remaining maturity of less than one year at the time of investment, or will be subject to a demand feature that enables the Corn Fund to sell the security within one year, at approximately the security’s face value (plus accrued interest). Any cash equivalents invested in by the Corn Fund will be rated in the highest short-term rating category by a nationally recognized statistical rating organization or will be deemed by the Sponsor to be of comparable quality.

In managing the Corn Fund’s assets, the Sponsor does not use a technical trading system that automatically issues buy and sell orders. Instead, the Sponsor will purchase or sell the specific underlying Corn Interests with an aggregate market value that approximates the amount of cash received or paid upon the purchase or redemption of Shares.

The specific Corn Interests purchased by the Corn Fund depend on various factors, including a judgment by the Sponsor as to the appropriate diversification of the Corn Fund’s investments. While the Sponsor anticipates that a substantial majority of its assets will be invested in Corn Futures Contracts and Cleared Swaps, for various reasons, including the ability to enter into the precise amount of exposure to the corn market and position limits on Corn Futures Contracts and Cleared Swaps, the Corn Fund will also invest in Other Corn Interests, including swaps other than Cleared Swaps, in the over-the-counter market to a potentially significant degree.

The Sponsor does not anticipate letting the commodity Futures Contracts of the Corn Fund expire, thus taking delivery of the corn. Instead, the Sponsor will close out existing positions, for instance, in response to ongoing changes in the Benchmark or if it otherwise determines it would be appropriate to do so and reinvest the proceeds in new Corn Interests. Positions may also be closed out to meet redemption orders, in which case the proceeds from closing the positions will not be reinvested.

The Corn Market

Corn is the most widely produced livestock feed grain in the United States, and the majority of the corn crop of the United States is used in livestock feed. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, and beverage and industrial alcohol. Additionally, corn is used in ethanol production.

The United States is the world’s leading producer and exporter of corn. Approximately 85% of U.S. produced corn is sold domestically, while approximately 15% is exported. Corn grain represented approximately 12 % of all U.S. agricultural exports by value during 2008. Besides the United States, other principal world corn exporters include Argentina and China. Brazil, the Ukraine, Romania, and South Africa also may produce significant corn exports in certain years.

Standard Corn Futures Contracts trade on the CBOT in units of 5,000 bushels, although 1,000 bushel “mini-corn” Corn Futures Contracts also trade. Three grades of corn are deliverable under CBOT Corn Futures Contracts: Number 1 yellow, which may be delivered at 1.5 cents over the contract price; Number 2 yellow, which may be delivered at the contract price; and Number 3 yellow, which may be delivered at 1.5 cents under the contract price. There are five months each year in which CBOT Corn Futures Contracts expire: March, May, July, September and December.

The United States Department of Agriculture (“USDA”) publishes monthly and annual updates for U.S. domestic and worldwide corn production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge. On March 10, 2011, the USDA released its monthly World Agricultural and Supply and Demand Estimates and estimated that for the Crop Year 2010-2011, the yield per acre for U.S. production would be 152.8 acres per bushel with 88.2 million acres planted and 81.4 million acres harvested. The total domestic supply of corn is similarly estimated to be 14,175 million bushels with total usage, including exports, forecast at 13,500 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory will be 675 million bushels, down significantly from the 1,708 million bushels for the 2009-2010 Crop Year. The USDA’s projected “Carry-out Days Supply,” which is defined as the “Ending Stocks” divided by the demand per day, is 18.3 days, the lowest level seen in fifteen years.

The Sponsor’s Operations

The Sponsor established the Trust and caused the Trust to establish the first series, the Corn Fund, which commenced offering its Shares to the public on June 9, 2010. Two additional series of the Trust, the Natural Gas Fund and the Crude Oil Fund, commenced offering of shares in February 2011. The Sponsor has filed with the SEC registration statements for three additional series, namely the Sugar Fund, the Soybean Fund and the Wheat Fund. Aside from establishing these series, operating those series that have commenced offering their shares, and obtaining capital from a small number of outside investors in order to engage in these activities, the Sponsor did not engage in any business activity. Under the Trust Agreement, the Sponsor is solely responsible for the management and conducts or directs the conduct of the business of the Trust, the Corn Fund, and any other Fund that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by firms designated as “Authorized Purchasers” and to manage the Corn Fund’s investments, including to evaluate the credit risk of futures commission merchants and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Corn Fund’s Shares and the conduct of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting the Trustee, Administrator, Marketing Agent, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and providing any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Corn Fund.

The Sponsor maintains a website on behalf of the Corn Fund. The total portfolio composition of the Corn Fund is disclosed on the Corn Fund’s website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Corn Futures Contract held and those that are pending, the name and value of each Treasury security and cash equivalent held in the Corn Fund, and the amount of cash held in the Corn Fund’s portfolio. The Corn Fund’s website also includes the NAV, the 4 p.m. Bid/Ask Midpoint as reported by the NYSE Arca, the last trade price as reported by the NYSE Arca, the shares outstanding, the shares available for issuance, and the shares created or redeemed on that day. The prospectus, Monthly Statement of Account, Quarterly Performance of the Midpoint versus the NAV (as required by the CFTC), and the Roll Dates, as well as Form 10-Qs, Form 10-Ks, and other SEC filings for the Corn Fund, are also posted on the website. The Corn Fund’s website is publicly accessible at no charge. The website address for the Corn Fund is www.teucriumcornfund.com. The website address for the Sponsor is www.teucrium.com.

The Sponsor receives a fee as compensation for services performed under the Trust Agreement. The Sponsor’s fee accrues daily and is paid monthly at an annual rate of 1.00% of the average daily net assets of the Corn Fund. The Sponsor receives no compensation from the Corn Fund other than such fee. The Corn Fund is also responsible for other on-going fees, costs and expenses of its operations, including brokerage fees, SEC and FINRA registration fees, and legal, printing, accounting, custodial, administration and transfer agency costs, although the Sponsor has borne or will bear the costs and expenses related to the initial offer and sale of Shares.

Ownership or “membership” interests in the Sponsor are owned by persons referred to as “members.” The Sponsor currently has three voting or “Class A” members – Mr. Sal Gilbertie, Mr. Dale Riker and Mr. Carl N. Miller III – and a small number of non-voting or “Class B” members who have provided working capital to the Sponsor. Messrs. Gilbertie and Riker each currently own 45% of the Sponsor’s Class A membership interests.

Management of the Sponsor

In general, under the Sponsor’s Limited Liability Company Agreement, the Sponsor (and as a result the Trust and the Corn Fund) is managed by the officers of the Sponsor. In particular, the President of the Sponsor is responsible for the general and active management of the business of the Sponsor (or for the delegation of management responsibilities to the Sponsor’s other officers), and for the supervision of such other officers. However, certain fundamental actions regarding the Sponsor, such as the removal of officers, the addition or substitution of members, or the incurrence of liabilities other than those incurred in the ordinary course of business and de minimis liabilities, may not be taken without the affirmative vote of a majority of the Class A members (which is generally defined as the affirmative vote of Mr. Gilbertie and one of the other two Class A members). The Sponsor has no board of directors, and the Trust has no board of directors or officers.

The three Class A members of the Sponsor, two of whom also serve as its officers, are as follows:

Sal Gilbertie has been the President of the Sponsor since its inception. He was approved by the NFA as a principal of the Sponsor on September 23, 2009, and was registered as an associated person of the Sponsor on November 10, 2009. He maintains his main business office at 436 Cerrillos Road, Suite C, Santa Fe, New Mexico 87501. From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over-the-counter derivatives trader and market maker in multiple classes of commodities. (Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., an affiliate of Newedge USA, LLC.) From October 1998 until October 2005, Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank. While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day-to-day activities of the business and the portfolio of both companies. Mr. Gilbertie is 50 years old.

Dale Riker has been the Treasurer of the Sponsor since its inception and its Secretary since January, 2010, was approved by the NFA as a principal of the Sponsor on October 29, 2009, and was registered as an associated person of the Sponsor on February 17, 2010. He maintains his main business office at 232 Hidden Lake Road, Brattleboro, Vermont 05301 and is responsible for risk management and the day-to-day financial operations of the Sponsor. From February 2005 to the present, Mr. Riker has been President of Cambial Emerging Markets, LLC, a consulting company specializing in emerging market equity investment. As President of Cambial Emerging Markets, LLC, Mr. Riker had responsibility for business strategy, planning and operations. From July 1996 to February 2005, Mr. Riker was a private investor. Mr. Riker is 53 years old.

Carl N. (Chuck) Miller III was approved by the NFA as a principal of the Sponsor on November 10, 2009 and was registered as an associated person of the Sponsor on April 19, 2010. He maintains his main business office at 436 Cerillos Road, Suite C, Santa Fe, New Mexico 87501. Mr. Miller has certain voting authority as a Class A member of the Sponsor as described above, but is not involved with the Sponsor’s day-to-day trading or operations.

The three individuals set forth above are individual “principals,” as that term is defined in CFTC Rule 3.1, for the Sponsor. These individuals are principals due to their positions and/or due to their ownership interests in the Sponsor. In addition, each of the three Class A members of the Sponsor are registered with the CFTC as associated persons of the Sponsor and are NFA associate members. GFI Group LLC is a principal for the Sponsor under CFTC Rules due to its ownership of certain non-voting securities of the Sponsor.

Mr. Gilbertie and Kelly Teevan, an employee of the Sponsor who is not a member of the Sponsor, are primarily responsible for making trading and investment decisions for the Corn Fund, and for directing the Corn Fund’s trades for execution. Mr. Teevan has been a Managing Director of the Sponsor since October 2009, was approved by the NFA as a principal of the Sponsor on March 25, 2010, was registered as an associated person of the Sponsor on February 24, 2010 and was registered as a branch office manager of the Sponsor on June 1, 2010. He maintains his main business office at 42 West Union Street, Goffstown, New Hampshire 03045. Mr. Teevan graduated from Phillips Exeter Academy, Harvard College and Stanford Graduate School of Business. Mr. Teevan worked as a commodities broker and trader for the period of April 1984 to April 1989. From April 1984 through November 1984, Mr. Teevan was the Account Executive, Energy and Options Specialist in charge of commercial client and execution with ACLI Futures in White Plains, New York. In December 1984, the ACLI Futures team in White Plains moved to Rudolf Wolff Futures Brokers Inc. located in New York, New York, where Mr. Teevan continued his same job responsibilities. In July 1986, Rudolf Wolff Futures Brokers Inc. was acquired by Elders Futures Inc. in New York, New York where Mr. Teevan continued his same job responsibilities until October 1987. In October 1987, Mr. Teevan joined the group of Drury, Teevan and Salomon located in San Francisco, California, as a partner engaging in the business development in commodities trading. Mr. Teevan continued that role until June 1988 when Drury, Teevan and Salomon joined Capel Court Investment Bank in Sydney, Australia. At Capel Court Investment Bank, Mr. Teevan served as the Director, Capel Court Futures, leading business plan work for trading in global markets. Mr. Teevan served in that role until April 1989. From April 1989 until January 2003, Mr. Teevan was primarily engaged in non-profit management and development. Mr. Teevan was primarily retired between January 2003 and October 2009. Mr. Teevan is 60 years old.

The Custodian and Administrator

The Custodian and Administrator for the Corn Fund is Bank of New York Mellon. The Custodian’s principal business address is One Wall Street, New York, New York 10286. The Custodian is a New York State chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the New York State Banking Department. In its capacity as the Corn Fund’s custodian, the Custodian holds the Corn Fund’s Treasury securities, cash, and/or cash equivalents pursuant to a custodial agreement. The Custodian is also the registrar and transfer agent for the Corn Fund’s Shares. In addition, the Custodian also serves as Administrator for the Corn Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Corn Fund.

The Marketing Agent

The Corn Fund employs Foreside Fund Services, LLC, as Marketing Agent. The Marketing Agent’s principal business address is Three Canal Plaza, Suite 100, Portland, Maine 04101. The Marketing Agent is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

The Distribution Services Agreement and Distribution Consulting and Marketing Service Agreement among the Marketing Agent, the Sponsor and the Trust together call for the Marketing Agent, among other responsibilities, to: (1) work with the Custodian in connection with the receipt and processing of orders for the creation and redemption of shares; (2) market the Corn Fund to financial intermediaries and increase the financial intermediaries’ awareness of the Corn Fund; (3) assist with the marketing positioning of the Corn Fund; (4) attend relevant industry conferences as appropriate; and (5) deploy sales team resources as needed to target markets. The Marketing Agent and the Sponsor have also entered into a Securities Activities and Services Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Marketing Agent under FINRA rules. As registered persons of the Marketing Agent, these persons are permitted to engage in certain marketing activities for the Corn Fund that they would otherwise not be permitted to engage in. Under the SASA, the Sponsor is obligated to ensure that such marketing activities comply with applicable law and are permitted by the SASA and the Marketing Agent’s internal procedures.

The Trustee

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware 19890-0001. The Trustee is unaffiliated with the Sponsor. The Trustee’s duties and liabilities with respect to the offering of Shares and the management of the Trust and the Corn Fund are limited to its express obligations under the Trust Agreement.

The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Trust, the Sponsor, or shareholders of the Funds (“Shareholders”). The Trustee is permitted to resign upon at least sixty (60) days’ notice to the Sponsor. If no successor trustee has been appointed by the Sponsor within such sixty-day period, the Trustee may, at the expense of the Trust, petition a court to appoint a successor. The Trust Agreement provides that the Trustee is entitled to reasonable compensation for its services from the Sponsor or an affiliate of the Sponsor (including the Trust), and is indemnified by the Sponsor against any expenses it incurs relating to or arising out of the formation, operation or termination of the Trust, or any action or inaction of the Trustee under the Trust Agreement, except to the extent that such expenses result from the gross negligence or willful misconduct of the Trustee. The Sponsor has the discretion to replace the Trustee.

Under the Trust Agreement, the Trustee has delegated to the Sponsor the exclusive management and control of all aspects of the business of the Trust and the Corn Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor.

Because the Trustee has delegated substantially all of its authority over the operation of the Trust to the Sponsor, the Trustee itself is not registered in any capacity with the CFTC.

Clearing Broker

Currently, Newedge USA, LLC (“Newedge”) serves as the clearing broker for the Corn Fund to execute and clear the Corn Fund’s futures transactions and provide other brokerage-related services. Newedge USA’s affiliate, Newedge Alternative Strategies, Inc. (“NAST”), may execute foreign exchange or other over-the-counter transactions with the Corn Fund as principal. Newedge and NAST are subsidiaries of Newedge Group. Newedge is a futures commission merchant and broker-dealer registered with the CFTC and the SEC. In its capacity as a broker-dealer, Newedge may act as an Authorized Purchaser for the Corn Fund and, accordingly, may engage in the marketing and distribution of Fund’s Shares. Newedge is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. NAST is an eligible swap participant that is not registered or required to be registered with the CFTC or the SEC, and is not a member of any exchange.

Newedge and NAST are headquartered at 550 W. Jackson, Suite 500, Chicago, Illinois 60661, with branch offices in San Francisco, California; New York, New York; Kansas City, Missouri; Cypress, Texas; and Montreal, Canada.

Fees and Compensation Arrangements with the Sponsor and Non-Affiliated Service Providers

The chart below lays out the fees expected to be paid the various service providers by the Corn Fund:

Service Provider	Compensation Paid by the Corn Fund
Teucrium Trading, LLC, Sponsor	1.00% of average net assets annually

The Bank of New York Mellon, Custodian, Transfer Agent and Administrator
For custody services:  0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges

For transfer agency services:  0.0075% of average gross assets annually

For administrative services:  0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually

A combined minimum annual fee of $125,000 for custody, transfer agency and administrative services will be assessed.

Foreside Fund Services, LLC, Marketing Agent	0.10% of average net assets annually, with a minimum annual fee of $300,000 in the aggregate for all commodity pools sponsored by the Sponsor for which the Marketing Agent serves as such.

Newedge USA, LLC, Futures Commission Merchant and Clearing Broker	$4.00 per Futures Contract purchase or sale

Wilmington Trust Company, Trustee	$3,000 annually

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis.  NAV is calculated by taking the current market value of the Corn Fund’s total assets and subtracting any liabilities.

Creation and Redemption of Shares

The Corn Fund creates and redeems Shares from time to time, but only in one or more large blocks of Shares referred to as “Creation Baskets” or “Redemption Baskets.”  The creation and redemption of baskets are only made in exchange for delivery to the Corn Fund or the distribution by the Corn Fund of the amount of Treasury securities and/or cash equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

For example, assume that a Creation Basket is sold by the Corn Fund, and that the Corn Fund’s closing NAV per share is $25.00.  In that case, the Corn Fund would receive $2,500,000 in proceeds from the sale of the Creation Basket ($25.00 NAV per share multiplied by 100,000 Shares, and ignoring the Creation Basket fee of $1,000).  If one were to assume further that the Sponsor wants to invest the entire proceeds from the Creation Basket in the Benchmark Component Futures Contracts and that the market value of each such Benchmark Component Futures Contracts is $20,600, the Corn Fund would be unable to buy an exact number of Corn Futures Contracts with an aggregate market value equal to $2,500,000.  Instead, the Corn Fund would be able to purchase 121 Benchmark Component Futures Contracts with an aggregate market value of $2,492,600.  Assuming a margin requirement equal to 10% of the value of the Corn Futures Contracts, the Corn Fund would be required to deposit $249,260 in Treasury Securities and cash with the futures commission merchant through which the Corn Futures Contracts were purchased.  The remainder of the proceeds from the sale of the Creation Basket, $2,250,740, would remain invested in cash, cash equivalents, and Treasury Securities as determined by the Sponsor from time to time based on factors such as potential calls for margin or anticipated redemptions.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets.  Authorized Purchasers must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants.  To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with the Sponsor.  The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasury securities and/or cash required for such creations and redemptions.  The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by the Sponsor, without the consent of any Shareholder or Authorized Purchaser.  Authorized Purchasers pay a transaction fee for each Creation Basket created or Redemption Basket redeemed; these fees for the Corn Fund are $1,000 per order to create or redeem baskets regardless of the number of baskets in such order.  Authorized Purchasers who make deposits with the Corn Fund in exchange for baskets receive no fees, commissions, or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Trust or the Sponsor to effect any sale or resale of Shares.

Each Authorized Purchaser will be required to be registered as a broker-dealer under the Exchange Act and a member in good standing with FINRA, or exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires.  Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations.  Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Purchaser Agreement, the Sponsor has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of the Authorized Purchaser Agreement for more detail, each of which has been filed as an exhibit to the registration statement in the prospectus of the Corn Fund.

The Flow of Shares

Calculating the Net Asset Value

The NAV of the Corn Fund is calculated by:

•	Taking the current market value of its total assets, and

•	Subtracting any liabilities.

The Administrator will calculate the NAV of each series of the Trust once each trading day.  It will calculate NAV as of  the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.  The NAV for a particular trading day will be released after 4:15 p.m. New York time.

In determining the value of Corn Futures Contracts, the Administrator will use the CBOT closing price usually determined as of 2:30 p.m. New York time. The Administrator will determine the value of all other Corn Interests as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the Administrator and the Trust. The value of Cleared Corn Swaps and over-the-counter Corn Interests will be determined based on the value of the commodity or futures contract underlying such Corn Interest, except that a fair value may be determined if the Sponsor believes that the Corn Fund is subject to significant credit risk relating to the counterparty to such Corn Interest.  Treasury securities held by the Corn Fund will be valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  NAV will include any unrealized profit or loss on open Corn Interests and any other income or expense accruing to the Corn Fund but unpaid or not received.

In addition, in order to provide updated information relating to the Corn Fund for use by investors and market professionals, NYSE Arca will calculate and disseminate throughout the trading day an updated “indicative fund value” for the Corn Fund.  The indicative fund value is calculated by using the prior day’s closing NAV per share of the Corn Fund as a base and updating that value throughout the trading day to reflect changes in the value of the Corn Fund’s interests during the trading day. Changes in the value of Treasury securities and cash equivalents will not be included in the calculation of indicative value. For this and other reasons, the indicative fund value for the Corn Fund disseminated during NYSE Arca trading hours should not be viewed as an actual real time update of the NAV. NAV is calculated only once at the end of each trading day.

The indicative fund value for the Corn Fund will be disseminated on a per Share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours for Corn Futures Contracts on the CBOT are 10:30 a.m. New York time to 2:15 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which the Corn Fund’s Shares are traded on the NYSE Arca, but real-time CBOT trading prices for Corn Futures Contracts traded on such exchange are not available.  As a result, during those gaps there will be no update to the indicative fund value.

The NYSE Arca will disseminate the indicative fund value for each fund through the facilities of CTA/CQ High Speed Lines.  In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the Custodian to create one or more baskets.  For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, the CBOT, or the New York Stock Exchange is closed for regular trading.  Purchase orders must be placed by 1:15 p.m. New York time, or the close of regular trading on the New York Stock Exchange, whichever is earlier.  The day on which the Custodian receives a valid purchase order is referred to as the purchase order date.

By placing a purchase order, an Authorized Purchaser agrees to deposit Treasury securities, cash or a combination of Treasury securities and cash with the Trust, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Custodian the non-refundable transaction fee due for the purchase order.  Authorized Purchasers may not withdraw a purchase order without the prior consent of the Sponsor in its discretion.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasury securities and/or cash that is in the same proportion to the total assets of the Corn Fund  (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the purchase order date.  The Sponsor determines, directly in its sole discretion or in consultation with the Custodian, the requirements for Treasury securities and cash, including the remaining maturities of the Treasury securities and proportions of Treasury securities and cash that may be included in deposits to create baskets.  If Treasury securities are to be included in a Creation Basket Deposit for orders placed on a given business day, the Marketing Agent will publish an estimate of the Creation Basket Deposit requirements at the beginning of such day.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to the account of  the Corn Fund with the Custodian the required amount of Treasury securities and/or cash by the end of the next business day following the purchase order date or by the end of such later business day, not to exceed three business days after the purchase order date, as agreed to between the Authorized Purchaser and the Custodian when the purchase order is placed (the “Purchase Settlement Date”).  Upon receipt of the deposit amount, the Custodian will direct DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the Purchase Settlement Date.

Because orders to purchase baskets must be placed by 1:15 p.m. New York time, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket.  The Corn Fund’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

The Sponsor acting by itself or through the Marketing Agent or Custodian may reject a purchase order or a Creation Basket Deposit if:

•	it determines that, due to position limits or otherwise, investment alternatives that will enable the Corn Fund to meet its investment objective are not available or practicable at that time;

•	it determines that the purchase order or the Creation Basket Deposit is not in proper form;

•	it believes that acceptance of the purchase order or the Creation Basket Deposit would have adverse tax consequences to the Corn Fund or its Shareholders;

•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful; or

•	circumstances outside the control of the Sponsor, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

None of the Sponsor, Marketing Agent, or Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets.  On any business day, an Authorized Purchaser may place an order with the Custodian to redeem one or more baskets.  Redemption orders must be placed by 1:15 p.m., New York time or the close of regular trading on the New York Stock Exchange, whichever is earlier.  A redemption order so received will be effective on the date it is received in satisfactory form by the Custodian.  The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual Shareholder to redeem any Shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser.  By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to the Corn Fund by the end of the next business day following the effective date of the redemption order or by the end of such later business day, not to exceed three business days after the effective date of the redemption order, as agreed to between the Authorized Purchaser and the Custodian when the redemption order is placed (the “Redemption Settlement Date”).  Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Custodian the non-refundable transaction fee due for the redemption order.  An Authorized Purchaser may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

Determination of Redemption Distribution

The redemption distribution from the Corn Fund will consist of a transfer to the redeeming Authorized Purchaser of an amount of Treasury securities and/or cash that is in the same proportion to the total assets of the Corn Fund  (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of Shares to be redeemed under the redemption order is in proportion to the total number of Shares outstanding on the date the order is received.  The Sponsor, directly or in consultation with the Custodian, determines the requirements for Treasury securities and cash, including the remaining maturities of the Treasury securities and proportions of Treasury securities and cash that may be included in distributions to redeem baskets.  If Treasury securities are to be included in a redemption distribution for orders placed on a given business day, the Custodian will publish an estimate of the redemption distribution composition as of the beginning of such day.

Delivery of Redemption Distribution

The redemption distribution due from the Corn Fund will be delivered to the Authorized Purchaser on the Redemption Settlement Date if the Corn Fund’s DTC account has been credited with the baskets to be redeemed.  If the Corn Fund’s DTC account has not been credited with all of the baskets to be redeemed by the end of such date, the redemption distribution will be delivered to the extent of whole baskets received.  Any remainder of the redemption distribution will be delivered on the next business day after the Redemption Settlement Date to the extent of remaining whole baskets received if the Sponsor receives the fee applicable to the extension of the Redemption Settlement Date which the Sponsor may, from time to time, determine and the remaining baskets to be redeemed are credited to the Corn Fund’s DTC account on such next business day.  Any further outstanding amount of the redemption order shall be cancelled.  Pursuant to information from the Sponsor, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to the Corn Fund’s DTC account by noon New York time on the Redemption Settlement Date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as the Sponsor may from time to time determine.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the primary exchange on which the commodity is traded is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the primary exchange is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasury securities is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders.  For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Corn Fund’s assets at an appropriate value to fund a redemption.  If the Sponsor has difficulty liquidating the Corn Fund’s positions, e.g., because of a market disruption event in the futures markets or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified.  None of the Sponsor, the Marketing Agent, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. The Sponsor will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.  The Sponsor may also reject a redemption order if the number of Shares being redeemed would reduce the remaining outstanding Shares to 100,000 Shares (i.e. one basket) or less for the Corn Fund unless the Sponsor has reason to believe that the placer of the redemption order does in fact possess all the outstanding Shares and can deliver them.

Creation and Redemption Transaction Fees

To compensate the Sponsor for its expenses in connection with the creation and redemption of baskets for Shares of the Corn Fund, an Authorized Purchaser is required to pay a the following fee which is subject to change: $1,000 per order to create or redeem baskets regardless of the number of baskets in such order. The transaction fee may be reduced, increased or otherwise changed by the Sponsor.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify the Sponsor and the Corn Fund if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

 The Trust Agreement

The following paragraphs are a summary of certain provisions of the Trust Agreement. The following discussion is qualified in its entirety by reference to the Trust Agreement.

Authority of the Sponsor

The Sponsor is generally authorized to perform all acts deemed necessary to carry out the purposes of the Trust and to conduct the business of the Trust.  The Trust and the Corn Fund will continue to exist until terminated in accordance with the Trust Agreement.  The Sponsor’s authority includes, without limitation, the right to take the following actions:

•
To enter into, execute, deliver and maintain contracts, agreements and any other documents as may be in furtherance of the Trust’s purpose or necessary or appropriate for the offer and sale of the Shares and the conduct of Trust activities;

•
To establish, maintain, deposit into, sign checks and otherwise draw upon accounts on behalf of the Trust with appropriate banking and savings institutions, and execute and accept any instrument or agreement incidental to the Trust’s business and in furtherance of its purposes;

•
To adopt, implement or amend, from time to time, such disclosure and financial reporting information gathering and control policies and procedures as are necessary or desirable to ensure compliance with applicable disclosure and financial reporting obligations under any applicable securities laws;

•	To pay or authorize the payment of distributions to the Shareholders and expenses of the Corn Fund;

•	To make any elections on behalf of the Trust under the Code, or any other applicable U.S. federal or state tax law as the Sponsor shall determine to be in the best interests of the Trust; and

•	In its sole discretion, to determine to admit an affiliate or affiliates of the Sponsor as additional Sponsors.

The Sponsor’s Obligations

In addition to the duties imposed by the Delaware Trust Statute, under the Trust Agreement the Sponsor has the following obligations as a sponsor of the Trust:

•	Devote to the business and affairs of the Trust such of its time as it determines in its discretion (exercised in good faith) to be necessary for the benefit of the Trust and the Shareholders;

•
Execute, file, record and/or publish all certificates, statements and other documents and do any and all other things as may be appropriate for the formation, qualification and operation of the Trust and for the conduct of its business in all appropriate jurisdictions;

•	Appoint and remove independent public accountants to audit the accounts of the Trust and employ attorneys to represent the Trust;

•	Use its best efforts to maintain the status of the Trust as a statutory trust for state law purposes and as a partnership for U.S. federal income tax purposes;

•	Have fiduciary responsibility for the safekeeping and use of the Trust’s assets, whether or not in the Sponsor’s immediate possession or control;

•
Enter into and perform agreements with each Authorized Purchaser, receive from Authorized Purchasers and process properly submitted purchase orders, receive Creation Basket Deposits, deliver or cause the delivery of Creation Baskets to the Depository for the account of the Authorized Purchaser submitting a purchase order;

•
Receive from Authorized Purchasers and process, or cause the Marketing Agent or other service provider for the Corn Fund to process, properly submitted redemption orders, receive from the redeeming Authorized Purchasers through the Depository, and thereupon cancel or cause to be cancelled, Shares corresponding to the Redemption Baskets to be redeemed;

•	Interact with the Depository; and

•	Delegate duties to one or more administrators, as the Sponsor determines.

To the extent that, at law (common or statutory) or in equity, the Sponsor has duties (including fiduciary duties) and liabilities relating thereto to the Trust, the Corn Fund, the Shareholders or to any other person, the Sponsor will not be liable to the Trust, the Corn Fund, the Shareholders or to any other person for its good faith reliance on the provisions of the Trust Agreement or this prospectus unless such reliance constitutes gross negligence or willful misconduct on the part of the Sponsor.

Liability and Indemnification

Under the Trust Agreement, the Sponsor, the Trustee and their respective Affiliates (collectively, “Covered Persons”) shall have no liability to the Trust, the Corn Fund, or to any Shareholder for any loss suffered by the Trust or the Corn Fund which arises out of any action or inaction of such Covered Person if such Covered Person, in good faith, determined that such course of conduct was in the best interest of the Trust or the Corn Fund and such course of conduct did not constitute gross negligence or willful misconduct of such Covered Person. A Covered Person shall not be liable for the conduct or willful misconduct of any administrator or other delegatee selected by the Sponsor with reasonable care, provided, however, that the Trustee and its Affiliates shall not, under any circumstances be liable for the conduct or willful misconduct of any administrator or other delegatee or any other person selected by the Sponsor to provide services to the Trust.

The Trust Agreement also provides that the Sponsor shall be indemnified by the Trust (or by a series separately to the extent the matter in question relates to a single series or disproportionately affects a specific series in relation to other series) against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities for the Trust, provided that (i) the Sponsor was acting on behalf of or performing services for the Trust and has determined, in good faith, that such course of conduct was in the best interests of the Trust and such liability or loss was not the result of gross negligence, willful misconduct, or a breach of the Trust Agreement on the part of the Sponsor and (ii) any such indemnification will only be recoverable from the assets of the applicable series. The Sponsor’s rights to indemnification permitted under the Trust Agreement shall not be affected by the dissolution or other cessation to exist of the Sponsor, or the withdrawal, adjudication of bankruptcy or insolvency of the Sponsor, or the filing of a voluntary or involuntary petition in bankruptcy under Title 11 of the Bankruptcy Code by or against the Sponsor.

The payment of any indemnification shall be allocated, as appropriate, among the Trust’s series. The Trust and its series shall not incur the cost of that portion of any insurance which insures any party against any liability, the indemnification of which is prohibited under the Trust Agreement.

Expenses incurred in defending a threatened or pending action, suit or proceeding against the Sponsor shall be paid by the Trust in advance of the final disposition of such action, suit or proceeding, if (i) the legal action relates to the performance of duties or services by the Sponsor on behalf of the Trust; (ii) the legal action is initiated by a party other than the Trust; and (iii) the Sponsor undertakes to repay the advanced funds with interest to the Trust in cases in which it is not entitled to indemnification.

The Trust Agreement provides that the Sponsor and the Trust shall indemnify the Trustee and its successors, assigns, legal representatives, officers, directors, shareholders. employees, agents and servants (the “Trustee Indemnified Parties”) against any liabilities, obligations, losses, damages, penalties, taxes, claims, actions, suits, costs, expenses or disbursements which may be imposed on a Trustee Indemnified Party relating to or arising out of the formation, operation or termination of the Trust, the execution, delivery and performance of any other agreements to which the Trust is a party, or the action or inaction of the Trustee under the Trust Agreement or any other agreement, except for expenses resulting from the gross negligence or willful misconduct of a Trustee Indemnified Party.

In the event the Trust is made a party to any claim, dispute, demand or litigation or otherwise incurs any liability or expense as a result of or in connection with any Shareholder’s (or assignee’s) obligations or liabilities unrelated to the Trust business, such Shareholder (or assignees cumulatively) is required under the Trust Agreement to indemnify the Trust for all such liability and expense incurred, including attorneys’ and accountants’ fees.

Withdrawal of the Sponsor

The Sponsor may withdraw voluntarily as the Sponsor of the Trust only upon ninety (90) days’ prior written notice to all Shareholders and the Trustee. If the withdrawing Sponsor is the last remaining Sponsor, Shareholders holding a majority (over 50%) of the Trust’s Shares (not including Shares acquired by the Sponsor through its initial capital contribution) may vote to elect a successor Sponsor. The successor Sponsor will continue the business of the Trust. Shareholders have no right to remove the Sponsor.

In the event of withdrawal, the Sponsor is entitled to a redemption of the Shares it acquired through its initial capital contribution to any of the series at their NAV per Share. If the Sponsor withdraws and a successor Sponsor is named, the withdrawing Sponsor shall pay all expenses as a result of its withdrawal.

Meetings

Meetings of the Shareholders of the Corn Fund may be called by the Sponsor and will be called by it upon the written request of Shareholders holding at least 25% of the Shares of the Trust or the Corn Fund, as applicable (not including Shares acquired by the Sponsor through its initial capital contribution), to vote on any matter with respect to which Shareholders have a right to vote under the Trust Agreement. The Sponsor shall deposit in the United States mail or electronically transmit written notice to all Shareholders of the Corn Fund of the meeting and the purpose of the meeting, which shall be held on a date not less than 30 nor more than 60 days after the date of mailing of such notice, at a reasonable time and place. When the meeting is being requested by Shareholders, the notice of the meeting shall be mailed or transmitted within 45 days after receipt of the written request from Shareholders. Any notice of meeting shall be accompanied by a description of the action to be taken at the meeting. Shareholders may vote in person or by proxy at any such meeting. Any action required or permitted to be taken by Shareholders by vote may be taken without a meeting by written consent setting forth the actions so taken. Such written consents shall be treated for all purposes as votes at a meeting. If the vote or consent of any Shareholder to any action of the Trust, the Corn Fund or any Shareholder, as contemplated by the Trust Agreement, is solicited by the Sponsor, the solicitation shall be effected by notice to each Shareholder given in the manner provided in accordance with the Trust Agreement.

Voting Rights

Shareholders have very limited voting rights. Specifically, the Trust Agreement provides that shareholders of the Trust’s series holding shares representing at least a majority (50%) of the Trust’s outstanding Shares (excluding Shares acquired by the Sponsor in connection with its initial capital contribution) may vote to (i) continue the Trust by electing a successor Sponsor as described above, and (ii) approve amendments to the Trust Agreement that impair the right to surrender Redemption Baskets for redemption. (Trustee consent to any amendment to the Trust Agreement is required if the Trustee reasonably believes that such amendment adversely affects any of its rights, duties or liabilities.) In addition, shareholders of the Trust’s series holding shares representing seventy-five percent (75%) of the Trust’s outstanding Shares (excluding Shares acquired by the Sponsor in connection with its initial capital contribution) may vote to dissolve the Trust upon not less than ninety (90) days’ notice to the Sponsor. Shareholders have no voting rights with respect to the Trust or the Corn Fund except as expressly provided in the Trust Agreement.

Limited Liability of Shareholders

Shareholders shall be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit organized under the general corporation law of Delaware, and no Shareholder shall be liable for claims against, or debts of the Trust or the Corn Fund in excess of his share of the Corn Fund’s assets. The Trust or the Corn Fund shall not make a claim against a Shareholder with respect to amounts distributed to such Shareholder or amounts received by such Shareholder upon redemption unless, under Delaware law, such Shareholder is liable to repay such amount.

The Trust or the Corn Fund shall indemnify to the full extent permitted by law and the Trust Agreement each Shareholder (excluding the Sponsor to the extent of its ownership of any Shares acquired through its initial capital contribution) against any claims of liability asserted against such Shareholder solely because of its ownership of Shares (other than for taxes on income from Shares for which such Shareholder is liable).

Every written note, bond, contract, instrument, certificate or undertaking made or issued by the Sponsor on behalf of the Trust or the Corn Fund shall give notice to the effect that the same was executed or made by or on behalf of the Trust or the Corn Fund and that the obligations of such instrument are not binding upon the Shareholders individually but are binding only upon the assets and property of the Corn Fund and no recourse may be had with respect to the personal property of a Shareholder for satisfaction of any obligation or claim.

Conflicts of Interest

The Sponsor’s principals, officers and employees, do not devote their time exclusively to the Corn Fund. Under the organizational documents of the Sponsor, Mr. Sal Gilbertie and Mr. Dale Riker are obligated to use commercially reasonable efforts to manage the Sponsor, devote such amount of time to the Sponsor as would be consistent with their roles in similarly placed commodity pool operators, and remain active in managing the Sponsor until they are no longer managing members of the Sponsor or the Sponsor dissolves. In addition, the Sponsor expects that operating the Funds will generally constitute the principal and a full-time business activity of its principals, officers and employees. Notwithstanding these obligations and expectations, the Sponsor’s principals may be directors, officers or employees of other entities, and may manage assets of other entities through the Sponsor or otherwise. In particular, the principals could have a conflict between their responsibilities to the Corn Fund on the one hand and to the other Funds on the other. The Sponsor believes that it currently has sufficient personnel, time, and working capital to discharge its responsibilities to the Corn Fund in a fair manner and that these persons’ conflicts should not impair their ability to provide services to the Corn Fund. However, it is not possible to quantify the proportion of their time that the Sponsor’s personnel will devote to the Corn Fund and its management.

The Sponsor and its principals, officers and employees may trade futures and related contracts for their own accounts. Shareholders will not be permitted to inspect the trading records of such persons or any written policies of the Sponsor related to such trading. A conflict of interest may exist if their trades are in the same markets and at approximately the same times as the trades for the Corn Fund. A potential conflict also may occur when the Sponsor’s principals trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by the Corn Fund.

The Sponsor has sole current authority to manage the investments and operations of the Corn Fund, and this may allow it to act in a way that furthers its own interests and conflicts with the best interests of the Shareholders. Shareholders have very limited voting rights, which will limit the ability to influence matters such as amendment of the Trust Agreement, change in the Corn Fund’s basic investment policies, or dissolution of the Corn Fund or the Trust.

The Sponsor serves as the Sponsor to the Teucrium Funds, and may in the future serve as the Sponsor investment advisor to commodity pools other than the Teucrium Funds. The Sponsor may have a conflict to the extent that its trading decisions for the Corn Fund may be influenced by the effect they would have on the other pools it manages. In addition, the Sponsor may be required to indemnify the officers and directors of the other pools, if the need for indemnification arises. This potential indemnification will cause the Sponsor’s assets to decrease. If the Sponsor’s other sources of income are not sufficient to compensate for the indemnification, it could cease operations, which could in turn result in fund losses and/or termination of the Corn Fund.

If the Sponsor acquires knowledge of a potential transaction or arrangement that may be an opportunity for the Corn Fund, it shall have no duty to offer such opportunity to the Corn Fund. The Sponsor will not be liable to the Corn Fund or the Shareholders of that Fund for breach of any fiduciary or other duty if Sponsor pursues such opportunity or directs it to another person or does not communicate such opportunity to the Corn Fund. Neither the Corn Fund nor any Shareholder has any rights or obligations by virtue of the Trust Agreement, the trust relationship created thereby, or this prospectus in such business ventures or the income or profits derived from such business ventures. The pursuit of such business ventures, even if competitive with the activities of the Corn Fund, will not be deemed wrongful or improper.

Resolution of Conflicts Procedures

The Trust Agreement provides that whenever a conflict of interest exists between the Sponsor or any of its Affiliates, on the one hand, and the Trust or any Shareholder or any other Person, on the other hand, the Sponsor shall resolve such conflict of interest considering the relative interest of each party (including its own interest) and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable accepted accounting practices or principles.

Regulatory Considerations

Regulation of the financial markets is extensive and dynamic. In addition, the regulation of futures contracts and futures exchanges has historically been comprehensive. The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.

The regulation of commodity interest transactions in the United States is a rapidly changing area of the law and is subject to ongoing modification by governmental and judicial action. On July 21, 2010, “The Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law. It includes provisions altering the regulation of commodity interests. Provisions in the new law include the requirement that position limits on most types of commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants”; and the forced use of clearing house mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions relating to a particular commodity held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. The new law and rules to be promulgated may negatively impact the Corn Fund’s ability to meet its investment objective through limits or requirements imposed either on it or upon its counterparties. In particular, new position limits imposed on the Corn Fund or its counterparty may impact the Corn Fund’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of the Corn Fund’s investments and doing business.

In addition, considerable regulatory attention has recently been focused on non-traditional publicly distributed investment pools such as the Corn Fund. Furthermore, various national governments have expressed concern regarding the disruptive effects of speculative trading in certain commodity markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Corn Fund is impossible to predict, but could be substantial and adverse.

Books and Records

The Trust keeps its books of record and account at its office located at 232 Hidden Lake Road, Building A, Brattleboro, Vermont 05301, or at the offices of the Administrator located at One Wall Street, New York, New York 10286, or such office, including of an administrative agent, as it may subsequently designate upon notice. The books of account of the Corn Fund are open to inspection by any Shareholder (or any duly constituted designee of a Shareholder) at all times during the usual business hours of the Corn Fund upon reasonable advance notice to the extent such access is required under CFTC rules and regulations. In addition, the Trust keeps a copy of the Trust Agreement on file in its office which will be available for inspection by any Shareholder at all times during its usual business hours upon reasonable advance notice.

Item 1A. Risk Factors

The Trust is a smaller reporting company as defined under applicable law, and as such, has not included separate risk disclosure.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

Within the past 5 years of the date of this filing, there have been no material administrative, civil or criminal actions against the Sponsor, the Trust or the Corn Fund, or any principal or affiliate of any of them. This includes any actions pending, on appeal, concluded, threatened, or otherwise known to them.

Item 4. Reserved

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of December 31, 2010, the Corn Fund was the only series of the Trust that had commenced operations and was issuing Shares that could be purchased and sold on the NYSE Arca. The Corn Fund commenced investment operations on June 9, 2010 and trades under the symbol “CORN.” The Natural Gas Fund and the Crude Oil Fund did not commence investment operations until February 1, 2011, and February 23, 2011, respectively, and thus were not traded for the period ended December 31, 2010.

The following table sets forth the range of reported high and low closing prices of the shares of the Corn Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2010.

Fiscal Year Ended December 31, 2010:	High	Low
Quarter Ended
June 30, 2010	$26.39	$23.98
September 30, 2010	$33.71	$26.07
December 31, 2010	$39.01	$30.67

Item 6. Selected Financial Data

The Trust is a smaller reporting company as defined under applicable law, and as such, is not required to present Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trust Overview

The business and operations of the Trust and the Corn Fund are described above under Part I, Item I entitled “Business.”

Critical Accounting Policies

The Trust’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S.-generally-accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, and expense and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. The Trust’s application of these policies involves judgments, and actual results may differ from the estimates used.

The Corn Fund holds a significant portion of its assets in futures contracts and United States Treasury securities, both of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the statement of operations. The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period, is fundamental to the Trust’s financial statements.

In determining fair value of United States Treasury securities and commodity futures contracts, the Corn Fund uses unadjusted quoted market prices in active markets. GAAP fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Unrealized gains or losses on open contracts are reflected in the statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations. The Corn Fund earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at 85% of the overnight of Federal Funds Rate. In addition, the Corn Fund earns interest on funds held at the custodian at prevailing market rates earned on such investments.

Results of Operations

On June 5, 2010, the Corn Fund’s initial registration of 30,000,000 shares on Form S-1 was declared effective by the SEC. On June 9, 2010, the Corn Fund listed its shares on the NYSE Arca under the ticker symbol “CORN.” On the day prior to that, the Corn Fund issued 200,000 shares in exchange for $5,000,000 at the Corn Fund’s initial NAV of $25 per share. The Corn Fund commenced investment operations on June 9, 2010, by purchasing commodity futures contracts traded on the CBOT. As of December 31, 2010, the Corn Fund had a total of 1,100,004 shares outstanding and net assets of $42,963,939. The net asset value per Share for the Corn Fund on December 31, 2010, was $39.06 as compared to $25.00 at the commencement of operations, representing a 56.24% increase during the period. The price of the Corn Fund’s Shares, as reported by the NYSE Arca, for the same period increased from $25.00 to $39.01, an increase of 56.04%.

On December 31, 2010, the Corn Fund held a total of 1,411 CBOT Corn Futures contracts with a fair value of $5,178,219 and a notional value of $42,979,000. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the May 13, 2011, contracts, the second-to-expire CBOT Corn Futures Contract, (2) 30% to July 14, 2011, contracts, the third-to-expire CBOT Corn Futures Contract, and (3) 35% to the December 14, 2011, contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract.

Total revenue for period was $8,892,641 resulting primarily from the net change in realized or unrealized appreciation or depreciation on commodity futures contracts, totaling $8,871,971. Total expenses for the period were $456,658, with $103,353 attributable to payment of the management fee to the Sponsor. The management fee is calculated as a fee of one percent annually of daily average net assets for each fund. There was an additional $179,793 attributable to payment of fees to the Custodian and to the Marketing Agent. The professional fees of $127,050 were primarily paid to the independent auditors. Brokerage fees and commissions for the trading of Corn Futures Contracts totaled $14,763 for the period.

Net cash provided by the Corn Fund’s operating activities during the period was $4,782,582. Proceeds from the sale of Shares of the Corn Fund were $39,891,098, which were offset by $5,363,242 in payments for the redemption of Shares of the Corn Fund. The net was $34,527,856 in cash provided by the Corn Fund’s financing activities. There was also $500 provided by the Sponsor to the Trust, representing an initial investment of $100 each in the Natural Gas Fund, the Crude Oil Fund, the Sugar Fund, the Soybean Fund, and the Wheat Fund.

Benchmark Performance

The Corn Fund is new and has limited operating history. Investing in Corn Interests subjects the Corn Fund to the risks of the corn market, and this could result in substantial fluctuations in the price of the Corn Fund’s Shares. Unlike mutual funds, the Corn Fund generally will not distribute dividends to Shareholders. Investors may choose to use the Corn Fund as a means of investing indirectly in commodity interests, and there are risks involved in such investments. Prior to the inception of the Corn Fund, the Sponsor had never operated a commodity pool. Investors may choose to use the Corn Fund as vehicle to hedge against the risk of loss and there are risks involved in hedging activities.

A description of the Benchmark for the Corn Fund is as follows: A weighted average of daily changes in the closing settlement prices of (1) the second-to-expire Corn Futures Contract traded on the CBOT, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of third-to-expire contract, weighted 35%.

The Sponsor endeavors to place the Corn Fund’s trades in Corn Interests and otherwise manage the Corn Fund’s investments so that the Corn Fund’s average daily tracking error against the Benchmark will be less than 10 percent over any period of 30 trading days. More specifically, the Sponsor will endeavor to manage the Corn Fund so that A will be within plus/minus 10 percent of B, where:

·	A is the average daily change in the Corn Fund’s NAV for any period of 30 successive valuation days, i.e., any trading day as of which the Corn Fund calculates its NAV, and

·	B is the average daily change in the Benchmark over the same period.

During the period from June 9, 2010, through December 31, 2010, the average daily change in the Corn Fund’s NAV was within plus/minus 10 percent of the average daily change in the Corn Fund’s Benchmark.

Frequency Distribution of Premiums and Discounts

The performance data below represents past performance of the Corn Fund. Past performance is not necessarily indicative of future results. Investment return and value of the Corn Fund’s Shares will fluctuate so that an investor's Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

The following frequency distribution chart presents information about the difference between the daily market price for Shares of the Corn Fund and the Corn Fund’s reported net asset value. The amount that the Corn Fund’s market price is above the reported NAV is called the premium. The amount that the Corn Fund’s market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that the Corn Fund’s NAV is calculated (usually 4:00 p.m., EST). The horizontal axis of the chart shows the premium or discount expressed in basis points. The vertical axis indicates the number of trading days in the period covered by the chart. Each bar in the chart shows the number of trading days in which the Corn Fund traded within the premium/discount range indicated.

*A unit is equal to 1/100th of 1% and is used to denote the change in a financial instrument.

The date on which the Corn Fund’s Shares traded at a large premium to the NAV during the October 1, 2010 to December 31, 2010 period was a date on which Corn Futures traded on the CBOT rose to such a level that they were declared “lock limit up” and ceased trading on that day.  The Shares of the Corn Fund continued to trade on the NYSE Arca, as they were designed to do, and the price of the share followed the price of other Corn Interests traded.

NEITHER THE PAST PERFORMANCE OF THE CORN FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE CORN FUND’S FUTURE PERFORMANCE.

Off Balance Sheet Financing

As of December 31, 2010, neither the Trust nor the Corn Fund has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Corn Fund.  While the Corn Fund’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the Corn Fund’s financial positions.

Liquidity

All of the Corn Fund’s source of capital is derived from the offering of Shares to Authorized Purchasers. Authorized Purchasers may then subsequently redeem such Shares. The Corn Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury securities and cash and cash equivalents, which is used as margin for the Corn Fund’s trading in commodities. The percentage that United States Treasury securities bear to the total net assets will vary from period to period as the market values of the Corn Fund’s commodity interests change. The balance of the net assets is held in each of the Corn Fund’s commodity trading account. Interest earned on the Corn Fund’s interest-bearing funds is paid to the Corn Fund.

The investments of the Corn Fund in Corn Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, for the Corn Fund, the CBOT limits the fluctuations in Corn Futures Contract prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a Corn Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit.  Such market conditions could prevent the Corn Fund from promptly liquidating a position in Corn Futures Contracts.

Market Risk

Trading in Corn Interests such as Corn Futures Contracts will involve the Corn Fund entering into contractual commitments to purchase or sell specific amounts of corn at a specified date in the future.  The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of the Corn Fund since the Corn Fund intends to close out any open positions prior to the contractual expiration date.  As a result, the Corn Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts.  The Corn Fund considers the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts.  The market risk associated with the commitment by the Corn Fund to purchase a specific commodity will be limited to the aggregate face amount of the contacts held.

The exposure of the Corn Fund to market risk will depend on a number of factors including the markets for corn, the volatility of interest rates and foreign exchange rates, the liquidity of the Corn Interest markets and the relationships among the contracts held by the Corn Fund.

Credit Risk

When the Corn Fund enters into Corn Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations.  For purposes of credit risk, the counterparty for the Corn Futures Contracts traded on the CBOT and for Cleared Corn Swaps is the clearinghouse associated with the CBOT.  In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk.  Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions.  Unlike in the case of exchange-traded futures contracts, the counterparty to an over-the-counter Corn Interest contract is generally a single bank or other financial institution.  As a result, there will be greater counterparty credit risk in over-the-counter transactions.  There can be no assurance that any counterparty, clearing house, or their financial backers will satisfy their obligations to the Corn Fund.

The Sponsor will attempt to manage the credit risk of the Corn Fund by following certain trading limitations and policies.  In particular, the Corn Fund intends to post margin and collateral and/or hold liquid assets that will be equal to approximately the face amount of the Corn Interests it holds.  The Sponsor will implement procedures that will include, but will not be limited to, executing and clearing trades and entering into over-the-counter transactions only with parties it deems creditworthy and/or requiring the posting of collateral by such parties for the benefit of the Fund to limit its credit exposure.

Any commodity broker for the Corn Fund, when acting as the futures commission merchant in accepting orders to purchase or sell futures contracts on United States exchanges, will be required by CFTC regulations to separately account for and treat as belonging to the Corn Fund all of the Corn Fund’s assets that relate to domestic futures contract trading.  These commodity brokers are not allowed to commingle the assets of the Corn Fund with the commodity broker’s other assets, although commodity brokers are allowed to commingle the assets of multiple customers in a bulk segregated account.  In addition, the CFTC requires commodity brokers to hold in a secure account the assets of the Corn Fund related to foreign futures contract trading.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

The Trust is a smaller reporting company as defined under applicable law, and as such, is not required to provide Quantitative and Qualitative Disclosure about Market Risks.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page 27 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2010.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Sal Gilbertie, its Principal Executive Officer, and Dale Riker, its Principal Financial Officer, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and, based upon that evaluation, Sal Gilbertie, the Principal Executive Officer, and Dale Riker, the Principal Financial Officer of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to ensure that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Trust has no directors, officers or employees and is managed by the Sponsor, Teucrium Trading, LLC.  The Sponsor is managed by the officers of the Sponsor under its Limited Liability Company Agreement.  A discussion concerning the officers of the Sponsor is incorporated herein under Item 1 of this report.

Code of Ethics

The Sponsor has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") which applies to all of its officers (including senior financial officers) and employees.  A printed copy of the Code of Ethics is available to any person free of charge, upon request, by contacting the Sponsor at:

Teucrium Trading, LLC
232 Hidden Lake Road
Building A
Brattleboro, Vermont 05301
Phone:  (802) 257-1617

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% of the Corn Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of the Corn Fund’s Shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of the Corn Fund.  Based upon a review of copies of reports furnished to the Trust with respect to the fiscal year ended December 31, 2010, Mr. Sal Gilbertie did not timely file a Statement of Changes in Beneficial Ownership of Securities on Form 4 within the applicable reporting deadline for three transactions. Mr. Gilbertie has since filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 reporting all three such transactions.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor.  The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust.  The Trust does not reimburse the Sponsor for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets.  For 2010, the Corn Fund, the only series of the Trust that had commenced investment operations, incurred $103,353 in management fees to the Sponsor.

Item 12. Security Ownership of Certain Beneficial Owners and Management

a.
Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of December 31, 2010, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
None	-	-

b.	Security Ownership of Management. (as of December 31, 2010)

Name and Position	Series of the Trust	Number of Common Units	Nature of Beneficial Ownership
Sal Gilbertie, President	The Corn Fund	301	Direct

c.	Change in Control. Neither the Sponsor not the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Directors and Executive Officers

Not applicable.

Item 13. Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

Fees paid by the Trust for services performed by Rothstein Kass for the years ended December 31, 2009 and December 31, 2010 were:

	Years Ended
	December 31, 2010	December 31, 2009
Audit fees	$126,760	-
Audit-related fees	-	-

Total	$126,760	-

PART IV

Item 15. Exhibits and Financial Statements Schedules

1.	See Index to Financial Statements on page 27.

2.
No financial statement schedules are filed herewith because such schedules are either (i) not applicable or (ii) the required information is included in the aforementioned financial statements and footnotes related thereto.

3.	The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1(1)	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant.

3.2(2)	Certificate of Trust of the Registrant.

3.3(3)	Instrument establishing the Fund.

10.1(3)	Form of Authorized Purchaser Agreement.

10.2(1)	Distribution Services Agreement.

10.3(4)	Global Custody Agreement.

10.4(4)	Services Agreement.

10.5(4)	Transfer Agency and Service Agreement.

10.6(1)	Distribution Consulting and Marketing Services Agreement.

23.1(3)	Consent of Sutherland Asbill & Brennan LLP (included in Exhibit 5.1).

23.2(5)	Consent of Independent Registered Public Accounting Firm.

31.1(5)	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2(5)	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.1(5)	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1(5)	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 3 to Registration Statement No. 333-162033, filed on March 29, 2010 and incorporated by reference herein.

(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust

By:	Teucrium Trading, LLC, Sponsor

By:	/s/ Sal Gilbertie	March 29, 2011
Name:	Sal Gilbertie

Title:	President, Principal Executive Officer and Member of the Sponsor

Teucrium Commodity Trust

By:	Teucrium Trading, LLC, Sponsor

By:	/s/ Dale Riker	March 29, 2011
Name:	Dale Riker

Title:	Treasurer, Principal Financial Officer, Principal Accounting Officer, Secretary and Member of the Sponsor

SIGNATURES

Pursuant to the requirements of Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Sal Gilbertie	Member of the Sponsor	March 29, 2011
Sal Gilsbertie

/s/ Dale Riker	Member of the Sponsor	March 29, 2011
Dale Riker

TEUCRIUM COMMODITY TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm

To the Sponsor of
Teucrium Commodity Trust

We have audited the accompanying statements of assets and liabilities of Teucrium Commodity Trust (the “Trust”) as of December 31, 2010 and 2009, including the schedule of investments as of December 31, 2010, and the related statements of operations, changes in net assets and cash flows for the period from June 9, 2010 (commencement of operations) to December 31, 2010.  These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Commodity Trust as of December 31, 2010 and 2009, and the results of its operations, changes in its net assets and its cash flows for the period from June 9, 2010 (commencement of operations) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 4, 2011

TEUCRIUM COMMODITY TRUST
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2010	December 31, 2009
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$39,311,038	$100
Commodity futures contracts	5,178,219	-
Interest receivable	5,246	-
Other assets	12,526	-
Total assets	44,507,029	100

Liabilities

Collateral, due to broker	1,496,045	-
Management fee payable to Sponsor	34,328	-
Other liabilities	12,217	-
Total liabilities	1,542,590	-

Net assets	$42,964,439	$100

See accompanying notes.

TEUCRIUM COMMODITY TRUST
SCHEDULE OF INVESTMENTS
December 31, 2010

	Fair	Percentage of	Notional
Description	Value	Net Assets	Value

Commodity futures contracts
United States Corn Futures Contracts
CBOT Corn Futures (472 contracts, settlement date May 13, 2011)	$2,215,475	5.15%	$15,021,400
CBOT Corn Futures (403 contracts, settlement date July 14, 2011)	824,538	1.92	12,896,000
CBOT Corn Futures (536 contracts, settlement date Dec. 14, 2011)	2,138,206	4.98	15,061,600
	$5,178,219	12.05%	$42,979,000

 See accompanying notes.

TEUCRIUM COMMODITY TRUST
STATEMENT OF OPERATIONS

From commencement of
operations (June 9, 2010)
through December 31, 2010
Income
Realized and unrealized gain on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$3,693,752
Net change in unrealized appreciation or depreciation on commodity futures contracts	5,178,219
Interest income	20,670
Total income	8,892,641

Expenses
Professional fees	127,050
Brokerage commissions	14,763
Custodian's fees and expenses	72,916
Distribution and marketing fee	106,877
Management fee	103,353
Other expenses	31,699
Total expenses	456,658

Net income	$8,435,983

See accompanying notes.

TEUCRIUM COMMODITY TRUST
STATEMENT OF CHANGES IN NET ASSETS

From commencement of
operations (June 9, 2010)
through December 31, 2010
Operations
Net income	$8,435,983

Capital transactions
Issuance of 1,100,000 Shares	39,891,098
Redemption of 200,000 Shares	(5,363,242)
Cash proceeds for future series	500
Total capital transactions	34,528,356
Net change in net assets	42,964,339

Net assets, beginning of period	100

Net assets, end of period	$42,964,439

See accompanying notes.

TEUCRIUM COMMODITY TRUST
STATEMENT OF CASH FLOWS

From commencement of
operations (June 9, 2010)
through December 31, 2010
Cash flows from operating activities:
Net income	$8,435,983
Net change in unrealized appreciation or depreciation on commodity futures contracts	(5,178,219)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Interest receivable	(5,246)
Other assets	(12,526)
Collateral, due to broker	1,496,045
Management fee payable to Sponsor	34,328
Other liabilities	12,217
Net cash provided by operating activities	4,782,582

Cash flows from financing activities:
Proceeds from sale of Shares	39,891,098
Redemption of Shares	(5,363,242)
Proceeds from sale of future Trust series	500
Net cash provided by financing activities	34,528,356

Net change in cash and cash equivalents	39,310,938
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$39,311,038
 .
See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

 Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”) is a Delaware statutory trust organized on September 11, 2009, and is a series trust. The Teucrium Corn Fund (“CORN”) is the first commodity pool that is a series of the Trust, and as of June 9, 2010 shares of CORN may be purchased and sold on the New York Stock Exchange (“NYSE”) Arca. Registration statements have also been filed to register units of the Teucrium WTI Crude Oil Fund (“CRUD”), Teucrium Natural Gas Fund (“NAGS”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), and Teucrium Wheat Fund (“WEAT”), (collectively “the Funds”) which would represent additional future series of the Trust.   On October 22, 2010, the Forms S-1 for NAGS and CRUD were declared effective by the Securities and Exchange Commission (“SEC”) and as of December 31, 2010 NAGS and CRUD were awaiting listing authority from the SEC.   CORN issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund.  The Trust and the Fund operate pursuant to the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

The investment objective of CORN is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%, less the Fund’s expenses.  (This weighted average of the three referenced Corn Futures Contracts is referred to herein as the “Benchmark,” and the three Corn Futures Contracts that at any given time make up the Benchmark are referred to herein as the “Benchmark Component Futures Contracts.”)

CORN commenced investment operations on June 9, 2010 and has a fiscal year ending on December 31. CORN’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

On June 5, 2010, CORN’s initial registration of 30,000,000 shares on Form S-1 was declared effective by the SEC. On June 9, 2010, CORN listed its shares on the NYSE Arca under the ticker symbol “CORN”. On the day prior to that, the Fund issued 200,000 shares in exchange for $5,000,000 at the Fund’s initial NAV of $25 per share. CORN also commenced investment operations on June 9, 2010 by purchasing commodity futures contracts traded on the Chicago Board of Trade (“CBOT”).  As of December 31, 2010, CORN had a total of 1,100,004 shares outstanding.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements include the accounts of the Trust, CORN and the other Funds. For the period ended December 31, 2010, the operations of the Trust consist entirely of the operations of CORN, which commenced operations on June 9, 2010.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the market value (as determined by exchange settlement prices) as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. CORN earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, CORN earns interest on funds held at the custodian at prevailing market rates for such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Funds do not record a provision for income taxes because the partners report their share of a Fund’s income or loss on their income tax returns.  The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Funds are subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets.   Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of December 31, 2010.  However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ending December 31, 2009 and December 31, 2010.

The Funds may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.  The Funds’ management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Creations and Redemptions

Authorized Purchasers may purchase creation baskets consisting of 100,000 shares from CORN as of the beginning of each business day based upon the prior day’s net asset value. Authorized Purchasers may redeem shares from CORN only in blocks of 100,000 shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the net asset value of the shares in the redemption basket determined as of 4:00 p.m. New York Time on the day the order to redeem the basket is properly received.

CORN receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the statement of assets and liabilities as receivable for shares sold and amounts payable to Authorized Purchasers upon redemption is reflected as payable for shares redeemed.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Trust had a balance of $39,310,538 and $0 in money market funds at December 31, 2010 and December 31, 2009, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Collateral, Due from/to Broker

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from less than 2%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as CORN’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she is required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

Ongoing or “maintenance” margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open futures contract changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to CORN’s trading, CORN’s funds (and not its shareholders personally) are subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

Sponsor Fee

The Sponsor is responsible for investing the assets of CORN in accordance with the objectives and policies of the Teucrium Corn Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Trust and CORN. For these services, CORN is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum on average net assets. CORN pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. CORN also pays the fees and expenses associated with the Trust’s tax accounting and reporting requirements.

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

Valuation of Financial Instruments at Fair Value - Definition and Hierarchy

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

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

The following table presents information about the Trust’s assets measured at fair value as of December 31, 2010:

December 31, 2010

	Quoted Prices
	in Active	Significant
	Markets for	other	Significant	Balance
	Identical	Observable	Observable	as of
	Assets	Inputs	Inputs	December 31,
	Levels 1	Level 2	Level 3	2010

Cash equivalents	$39,310,538	$-	$-	$39,310,538
Futures contracts	5,178,219	-	-	5,178,219
Total	$44,488,757	$-	$-	$44,488,757

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, CORN utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  CORN’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, CORN is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ending December 31, 2010, CORN had invested only in corn commodity futures contracts.

Futures Contracts

CORN is subject to commodity price risk in the normal course of pursuing its investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

The purchase and sale of futures contracts requires margin deposits with a Futures Commission Merchant (“FCM”).  Subsequent payments (variation margin) are made or received by CORN each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by CORN.  Futures contracts may reduce CORN’s exposure to counterparty risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM's proprietary activities.  A customer's cash and other equity deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to CORN’s pro rata share of segregated customer funds available.  It is possible that the recovery amount could be less than the total of cash and other equity deposited.

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December 31, 2010.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended December 31, 2010.

At December 31, 2010, the fair value of derivative instruments were as follows:

Primary Underlying Risk	Asset Derivatives
Commodity Price
Futures Contracts	$5,178,219

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by CORN from commencement of operations (June 9, 2010) to December 31, 2010:

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Futures Contracts	$3,693,752	$5,178,219

Volume of Derivative Activities

At December 31, 2010, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Futures contracts	$42,979,000	1,411

Note 5 – Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the year ended December 31, 2009. The application of the Codification did not have an impact on the Trust’s financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Trust adopted the guidance for the year ended December 31, 2009, and there was no material impact on the Trust’s financial statements or related footnotes.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements,” to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The Trust adopted this guidance on January 1, 2010 with no impact on the Trust’s financial statements

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the shares, including applicable SEC registration fees will be borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

From January 1, 2011 through March 4, 2011, seven creation baskets for CORN were issued totaling a net addition to the Fund of 700,000 shares and $29,035,708. On January 31, 2011, NAGS had four creation baskets issued representing 200,000 shares and $5,000,000. NAGS began trading on the NYSE Arca on February 1, 2011. On February 23, 2011, one redemption basket for NAGS was issued representing 50,000 shares and $1,131,332.  On February 10, 2011, CRUD received listing authority on the NYSE Arca. On February 22, 2011, four creation baskets for CRUD were issued representing 100,000 shares and $5,000,000.  CRUD began trading on the NYSE Arca on February 23, 2011.

Report of Independent Registered Public Accounting Firm

To the Sponsor of
Teucrium Corn Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Corn Fund (the “Fund”) as of December 31, 2010 and 2009, including the schedule of investments as of December 31, 2010, and the related statements of operations, changes in net assets and cash flows for the period from June 9, 2010 (commencement of operations) to December 31, 2010.  These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Corn Fund as of December 31, 2010 and 2009, and the results of its operations, changes in its net assets and its cash flows for the period from June 9, 2010 (commencement of operations) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 4, 2011

TEUCRIUM CORN FUND
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2010	December 31, 2009
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$39,310,538	$100
Commodity futures contracts	5,178,219	-
Interest receivable	5,246	-
Other assets	12,526	-
Total assets	44,506,529	100

Liabilities

Collateral, due to broker	1,496,045	-
Management fee payable to Sponsor	34,328	-
Other liabilities	12,217	-
Total liabilities	1,542,590	-

Net assets	$42,963,939	$100

Shares outstanding	1,100,004	4

Net asset value per share	$39.06	$25.00

Market value per share (December 31, 2010 closing price)	$39.01	$-

See accompanying notes.

TEUCRIUM CORN FUND
SCHEDULE OF INVESTMENTS
December 31, 2010

	Fair	Percentage of	Notional
Description	Value	Net Assets	Value

Commodity futures contracts
United States Corn Futures Contracts
CBOT Corn Futures (472 contracts, settlement date May 13, 2011)	$2,215,475	5.15%	$15,021,400
CBOT Corn Futures (403 contracts, settlement date July 14, 2011)	824,538	1.92	12,896,000
CBOT Corn Futures (536 contracts, settlement date Dec. 14, 2011)	2,138,206	4.98	15,061,600
	$5,178,219	12.05%	$42,979,000

 See accompanying notes.

TEUCRIUM CORN FUND
STATEMENT OF OPERATIONS

From commencement of
operations (June 9, 2010)
through December 31, 2010
Income
Realized and unrealized gain on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$3,693,752
Net change in unrealized appreciation or depreciation on commodity futures contracts	5,178,219
Interest income	20,670
Total income	8,892,641

Expenses
Professional fees	127,050
Brokerage commissions	14,763
Custodian's fees and expenses	72,916
Distribution and marketing fee	106,877
Management fee	103,353
Other expenses	31,699
Total expenses	456,658

Net income	$8,435,983

Net income per share	$14.06

Net income per weighted average share	$15.64

Weighted average shares outstanding	539,324

See accompanying notes.

TEUCRIUM CORN FUND
STATEMENT OF CHANGES IN NET ASSETS

From commencement of
operations (June 9, 2010)
through December 31, 2010
Operations
Net income	$8,435,983

Capital transactions
Issuance of 1,100,000 Shares	39,891,098
Redemption of 200,000 Shares	(5,363,242)
Total capital transactions	34,527,856
Net change in net assets	42,963,839

Net assets, beginning of period	100

Net assets, end of period	$42,963,939

Net asset value per share
At commencement of operations (June 9, 2010)	$25.00

At December 31, 2010	$39.06

See accompanying notes.

TEUCRIUM CORN FUND
STATEMENT OF CASH FLOWS

From commencement of
operations (June 9, 2010)
through December 31, 2010
Cash flows from operating activities:
Net income	$8,435,983
Net change in unrealized appreciation or depreciation on commodity futures contracts	(5,178,219)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Interest receivable	(5,246)
Other assets	(12,526)
Collateral, due to broker	1,496,045
Management fee payable to Sponsor	34,328
Other liabilities	12,217
Net cash provided by operating activities	4,782,582

Cash flows from financing activities:
Proceeds from sale of Shares	39,891,098
Redemption of Shares	(5,363,242)
Net cash provided by financing activities	34,527,856

Net change in cash and cash equivalents	39,310,438
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$39,310,538
.
See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization and Operation

Teucrium Corn Fund (the “Corn Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009.  The Corn Fund issues common units, called the “Shares”, representing fractional undivided beneficial interests in the Corn Fund. The Corn Fund continuously offers creation baskets consisting of 100,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC which is the distributor for the Corn Fund (the “Marketing Agent”).   Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CORN,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Corn Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for corn interests.  The Corn Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

The investment objective of the Corn Fund is to have the daily changes in percentage terms of the Shares’ net asset value(“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. (This weighted average of the three referenced Corn Futures Contracts is referred to herein as the “Benchmark,” and the three Corn Futures Contracts that at any given time make up the Benchmark are referred to herein as the “Benchmark Component Futures Contracts”.)

The Corn Fund commenced investment operations on June 9, 2010 and has a fiscal year ending on December 31. The Corn Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Corn Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

On June 5, 2010, the Corn Fund’s initial registration of 30,000,000 shares on Form S-1 was declared effective by the SEC. On June 9, 2010, the Corn Fund listed its shares on the NYSE Arca under the ticker symbol “CORN”. On the day prior to that, the Corn Fund issued 200,000 shares in exchange for $5,000,000 at the Corn Fund’s initial NAV of $25 per share. The Corn Fund also commenced investment operations on June 9, 2010 by purchasing commodity futures contracts traded on the Chicago Board of Trade (“CBOT”).  As of December 31, 2010, the Corn Fund had a total of 1,100,004 shares outstanding.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the market value (as determined by exchange settlement prices) as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. The Corn Fund earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Corn Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

For tax purposes, the Corn Fund will be treated as a partnership.  The Corn Fund does not record a provision for income taxes because the partners report their share of the Corn Fund’s income or loss on their income tax returns.  The financial statements reflect the Corn Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes,” the Corn Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Corn Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Corn Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Corn Fund recording a tax liability that reduces net assets.   Based on its analysis, the Corn Fund has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2010.  However, the Corn Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Corn Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ending December 31, 2009 and December 31, 2010.

The Corn Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.  The Corn Fund’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Creations and Redemptions

Authorized Purchasers may purchase creation baskets consisting of 100,000 shares from the Corn Fund as of the beginning of each business day based upon the prior day’s NAV. Authorized Purchasers may redeem shares from the Corn Fund only in blocks of 100,000 shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the net asset value of the shares in the redemption basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The Corn Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Corn Fund’s statement of assets and liabilities as receivable for shares sold and amounts payable to Authorized Purchasers upon redemption is reflected as payable for shares redeemed.  From commencement of operations through December 31, 2010, the Sponsor had two redemption and thirteen creation baskets totaling a net addition to the Corn Fund of 1,100,000 shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Corn Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Corn Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Corn Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Corn Fund had a balance of $39,310,538 and $0 in money market funds at December 31, 2010 and December 31, 2009, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Collateral, Due from/to Broker

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from less than 2%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Corn Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she is required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

Ongoing or “maintenance” margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open futures contract changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to the Corn Fund’s trading, the Corn Fund (and not its shareholders personally) is subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

Calculation of Net Asset Value

The Corn Fund’s NAV is calculated by:

•	Taking the current market value of its total assets, and

•	Subtracting any liabilities.

The administrator calculates the NAV of the Corn Fund once each trading day.  It calculates NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

In determining the value of Corn Futures Contracts, the administrator uses the CBOT closing price (typically 2:15 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter corn interests is determined based on the value of the commodity or futures contract underlying such corn interest, except that a fair value may be determined if the Sponsor believes that the Corn Fund is subject to significant credit risk relating to the counterparty to such corn interest.  Treasury securities held by the Corn Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open corn interests and any other income or expense accruing to the Corn Fund but unpaid or not received by the Corn Fund.

Sponsor Fee

The Sponsor is responsible for investing the assets of the Corn Fund in accordance with the objectives and policies of the Corn Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Corn Fund. For these services, the Corn Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum on average net assets. The Corn Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Corn Fund also pays the fees and expenses associated with the Trust’s tax accounting and reporting requirements.

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

Valuation of Financial Instruments at Fair Value - Definition and Hierarchy

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Corn Fund uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Corn Fund.  Unobservable inputs reflect the Corn Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by the Corn Fund in determining fair value is greatest for securities categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Corn Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Corn Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

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

Note 3 – Fair Value Measurements

 The Corn Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Corn Fund’s significant accounting policies in Note 2.

The following table presents information about the Corn Funds’s assets measured at fair value as of December 31, 2010:

December 31, 2010

	Quoted Prices
	in Active	Significant
	Markets for	other	Significant	Balance
	Identical	Observable	Observable	as of
	Assets	Inputs	Inputs	December 31,
	Levels 1	Level 2	Level 3	2010

Cash equivalents	$39,310,538	$-	$-	$39,310,538
Futures contracts	5,178,219	-	-	5,178,219
Total	$44,488,757	$-	$-	$44,488,757

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Corn Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Corn Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Corn Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended December 31, 2010, the Corn Fund had invested only in corn commodity futures contracts.

Futures Contracts

The Corn Fund is subject to commodity price risk in the normal course of pursuing its investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

The purchase and sale of futures contracts requires margin deposits with a Futures Commission Merchant (“FCM”).  Subsequent payments (variation margin) are made or received by the Corn Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by the Corn Fund.  Futures contracts may reduce the Corn Fund’s exposure to counterparty risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM's proprietary activities.  A customer's cash and other equity deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to the Corn Fund’s pro rata share of segregated customer funds available.  It is possible that the recovery amount could be less than the total of cash and other equity deposited.

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December 31, 2010.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended December 31, 2010.

At December 31, 2010, the fair value of derivative instruments were as follows:

Primary Underlying Risk	Asset Derivatives
Commodity Price
Futures Contracts	$5,178,219

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Corn Fund from commencement of operations (June 9, 2010) to December 31, 2010:

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Futures Contracts	$3,693,752	$5,178,219

Volume of Derivative Activities

At December 31, 2010, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Futures contracts	$42,979,000	1,411

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period June 9, 2010 (commencement of operations) to December 31, 2010. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income from investment operations:
Investment income	0.04
Net realized and unrealized gain on commodity futures contracts	14.84
Total expenses	(0.82)
Net increase in net asset value	14.06
Net asset value end of period	$39.06
Total Return	56.24%
Ratios to Average Net Assets (Annualized)
Total expense	3.50%
Net investment loss	(3.30)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Corn Fund.  The ratios, excluding non-recurring expenses, have been annualized.

Note 6 – Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Corn Fund adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the year ended December 31, 2009. The application of the Codification did not have an impact on the Corn Fund’s financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Corn Fund adopted the guidance for the year ended December 31, 2009, and there was no material impact on the Corn Fund’s financial statements or related footnotes.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements,” to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The Corn Fund adopted this guidance on January 1, 2010 with no impact on the Corn Fund’s financial statements.

Note 7 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Corn Fund, including applicable SEC registration fees was borne directly by the Sponsor. The Corn Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

From January 1, 2011 through March 4, 2011, seven creation baskets for the Corn Fund were issued totaling a net addition to the Corn Fund of 700,000 shares and $29,035,708.