Form 10-K/A
period 2010-12-31
Teucrium Commodity Trust
filed 2011-04-28
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

☐ Yes     ☒ No

Explanatory Note

Teucrium Commodity Trust is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 29, 2011, for the purpose of revising Item 9A, including additional financial statements, and making certain non-material revisions to the financial statements included in the original Form 10-K.   In addition, we are updating the signature pages and including currently dated certifications from the Chief Executive Officer and Chief Financial Officer.  Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the filing of the original Form 10-K or, other than as described in this note, update or otherwise modify any other disclosures in any way.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Sal Gilbertie, its Principal Executive Officer, and Dale Riker, its Principal Financial Officer, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and, based upon that evaluation, Sal Gilbertie, the Principal Executive Officer, and Dale Riker, the Principal Financial Officer of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to ensure that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers both the Trust and each Fund thereof.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The scope of the internal control review covers both the Trust and each Fund thereof.

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

Teucrium Commodity Trust

By:	Teucrium Trading, LLC, Sponsor

By:	/s/ Sal Gilbertie	April 28, 2011
Name:	Sal Gilbertie

Title:	President, Principal Executive Officer and Member of the Sponsor

Teucrium Commodity Trust

By:	Teucrium Trading, LLC, Sponsor

By:	/s/ Dale Riker	April 28, 2011
Name:	Dale Riker

Title:	Treasurer, Principal Financial Officer, Principal Accounting Officer, Secretary and Member of the Sponsor

SIGNATURES

Pursuant to the requirements of Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Sal Gilbertie	Member of the Sponsor	April 28, 2011
Sal Gilsbertie

/s/ Dale Riker	Member of the Sponsor	April 28, 2011
Dale Riker

TEUCRIUM COMMODITY TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010

TEUCRIUM WTI CRUDE OIL FUND

Report of Independent Registered Public Accounting Firm	53

Statement of Assets and Liabilities	54

Notes to Statement of Assets and Liabilities	55

TEUCRIUM NATURAL GAS FUND

Report of Independent Registered Public Accounting Firm	60

Statement of Assets and Liabilities	61

Notes to Statement of Assets and Liabilities	62

TEUCRIUM SOYBEAN FUND

Report of Independent Registered Public Accounting Firm	66

Statement of Assets and Liabilities	67

Notes to Statement of Assets and Liabilities	68

TEUCRIUM SUGAR FUND

Report of Independent Registered Public Accounting Firm	72

Statement of Assets and Liabilities	73

Notes to Statement of Assets and Liabilities	74

TEUCRIUM WHEAT FUND

Report of Independent Registered Public Accounting Firm	78

Statement of Assets and Liabilities	79

Notes to Statement of Assets and Liabilities	80

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

See accompanying notes.

TEUCRIUM COMMODITY TRUST
STATEMENT OF CHANGES IN NET ASSETS

From commencement of
operations (June 9, 2010)
through December 31, 2010
Operations
Net income	$8,435,983

Capital transactions
Issuance of 1,300,000 Shares	39,891,098
Redemption of 200,000 Shares	(5,363,242)
Cash proceeds for future series	500
Total capital transactions	34,528,356
Net change in net assets	42,964,339

Net assets, beginning of period	100

Net assets, end of period	$42,964,439

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

Creations and Redemptions

Authorized Purchasers may purchase creation baskets consisting of 100,000 shares from CORN. The amount of the proceeds required to purchase a creation basket will be equal to the net asset value of the shares in the creation basket determined as of 4:00 p.m. New York Time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from CORN only in blocks of 100,000 shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the net asset value of the shares in the redemption basket determined as of 4:00 p.m. New York Time on the day the order to redeem the basket is properly received.

CORN receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statement of assets and liabilities as receivable for shares sold.  Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statement of assets and liabilities as payable for shares redeemed.

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

See accompanying notes.

TEUCRIUM CORN FUND
STATEMENT OF CHANGES IN NET ASSETS

From commencement of
operations (June 9, 2010)
through December 31, 2010
Operations
Net income	$8,435,983

Capital transactions
Issuance of 1,300,000 Shares	39,891,098
Redemption of 200,000 Shares	(5,363,242)
Total capital transactions	34,527,856
Net change in net assets	42,963,839

Net assets, beginning of period	100

Net assets, end of period	$42,963,939

Net asset value per share
At commencement of operations (June 9, 2010)	$25.00

At December 31, 2010	$39.06

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

Creations and Redemptions

Authorized Purchasers may purchase creation baskets consisting of 100,000 shares from CORN. The amount of the proceeds required to purchase a creation basket will be equal to the net asset value of the shares in the creation basket determined as of 4:00 p.m. New York Time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from the Corn Fund only in blocks of 100,000 shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the net asset value of the shares in the redemption basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The Corn Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund's statement of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund's statement of assets and liabilities as payable for shares redeemed. From commencement of operations through December 31, 2010, the Sponsor had two redemption and thirteen creation baskets totaling a net addition to the Corn Fund of 1,100,000 shares.

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

Report of Independent Registered Public Accounting Firm

To the Sponsor of
Teucrium WTI Crude Oil Fund

We have audited the accompanying statement of assets and liabilities of Teucrium WTI Crude Oil Fund (the “Fund”) as of December 31, 2010.  This financial statement is the responsibility of the Fund’s management.  Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Teucrium WTI Crude Oil Fund as of December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 4, 2011

TEUCRIUM WTI CRUDE OIL FUND
STATEMENT OF ASSETS AND LIABILITIES

December 31, 2010

Assets

Equity in BNY Mellon trading accounts:

Cash	$100

Total assets	100

Net assets	$100

Shares outstanding	2

Net asset value per share	$50.00

See accompanying notes.

Teucrium WTI Crude Oil Fund

NOTES TO STATEMENT OF ASSETS AND LIABILITIES

Note 1 — Organization and Business

Teucrium WTI Crude Oil Fund (the “Fund”) is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).  The Fund was formed on July 31, 2010 and is managed and controlled by Teucrium Trading, LLC (the “Sponsor”). The Sponsor is a limited liability company formed in Delaware on July 28, 2009 that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

The investment objective of the Fund is to have the daily changes in percentage terms of the shares’ net asset value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for futures contracts for WTI crude oil, also known as Texas Light Sweet crude oil (“Oil Futures Contracts”) traded on the NYMEX, specifically (1) the nearest to spot June or December Oil Futures Contract, weighted 35%; (2) the June or December Oil Futures Contract following the aforementioned (1), weighted 30%; and (3) the next December Oil Future Contract that immediately follows the aforementioned (2), weighted 35%; less the Fund’s expenses.

The Fund seeks to achieve its investment objective by investing under normal market conditions primarily in Benchmark Component Futures Contracts and in comparable contracts traded on the NYMEX and to a lesser extent the Intercontinental Exchange (“ICE”). The Fund may also invest in other kinds of crude oil futures contracts traded on the NYMEX or ICE or on other domestic or foreign exchanges. This prospectus refers to exchange-traded crude oil futures contracts, collectively, as “Oil Futures Contracts.” In addition to Oil Futures Contracts, the Fund may invest in exchange-traded options on Oil Futures Contracts and in over-the-counter investment options based on the price of crude oil and Oil Futures Contracts, such as forward contracts and swaps (collectively, “Other Oil Interests,” and together with Oil Futures Contracts, “Oil Interests”).  The Sponsor expects to manage the Fund’s investments directly, although it has been authorized by the Trust to retain, establish the terms of retention for, and terminate third-party commodity trading advisors to provide such management.  The Sponsor is also authorized to select futures commission merchants to execute the Fund’s transactions in Oil Futures Contracts.

The Fund will invest in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its expected current or potential margin or collateral obligations with respect to its investments in Oil Interests. After fulfilling such margin and collateral requirements, the Fund will invest the remainder of its proceeds from the sale of baskets in short-term obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). Therefore, the focus of the Sponsor in managing the Fund will be investing in Oil Interests and in Treasury Securities, cash and/or cash equivalents. The Fund will earn interest income from the Treasury Securities and/or cash equivalents that it purchases and on the cash it holds through the Fund’s custodian, the Bank of New York Mellon (the “Custodian”).

The Fund will create and redeem units only in blocks called creation baskets and redemption baskets, respectively.  Only authorized purchasers may purchase or redeem creation baskets or redemption baskets.  An authorized purchaser is under no obligation to create or redeem baskets, and an authorized purchaser is under no obligation to offer to the public units of any baskets it does create.  Baskets will generally be created when there is a demand for units, including, but not limited to, when the market price per unit is at (or perceived to be at) a premium to the NAV per share.  Authorized purchasers will then sell such units, which will be listed on the New York Stock Exchange (“NYSE”) Arca, to the public at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of the Fund at the time the authorized purchaser purchased the creation baskets and the NAV at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Oil Futures Contracts market and the market for Other Oil Interests.  The prices of units offered by authorized purchasers are expected to fall between the Fund’s NAV and the trading price of the units on the NYSE Arca at the time of sale.  Similarly, baskets will generally be redeemed when the market price per unit is at (or perceived to be at) a discount to the NAV per share.  Retail investors seeking to purchase or sell units on any day are expected to affect such transactions in the secondary market, on the NYSE Arca, at the market price per unit, rather than in connection with the creation or redemption of baskets.

Sponsor Fee

The Sponsor will be responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor will arrange for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum on average net assets. The Fund will pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent units after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund will pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements.

Income Taxes

The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption at July 31, 2010.  Based on its analysis, the Fund has determined that the adoption of this policy did not have a material impact on the Fund’s financial statements upon adoption.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of December 31, 2010.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.  The Fund’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Creations and Redemptions

Authorized Purchasers may purchase creation baskets consisting of 25,000 shares from the Fund. The amount of the proceeds required to purchase a creation basket will be equal to the net asset value of the shares in the creation basket determined as of 4:00 p.m. New York Time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the net asset value of the shares in the redemption basket determined as of 4:00 p.m. New York Time on the day the order to redeem the basket is properly received.

The Fund will receive or will pay the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers will be reflected in the Fund's statement of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption will be reflected in the Fund's statement of assets and liabilities as payable for shares redeemed.

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

·	Taking the current market value of its total assets, and

·	Subtracting any liabilities.

The administrator will calculate the NAV of the Fund once each trading day.  It will calculate NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.  The NAV for a particular trading day will be released after 4:15 p.m. New York time.

In determining the value of Crude Oil Futures Contracts, the administrator will use the NYMEX closing price (usually determined as of 2:30 p.m. New York time).  The administrator will determine the value of all other Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the administrator and the Trust.  The value of Cleared Crude Oil Swaps and over-the-counter Crude Oil Interests will be determined based on the value of the commodity or futures contract underlying such Crude Oil Interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such Crude Oil Interest.  Treasury Securities held by the Fund will be valued by the administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  NAV will include any unrealized profit or loss on open Crude Oil Interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

Note 2 — Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles (“GAAP”) which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Fund adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP upon formation. The application of the Codification did not have an impact on the Fund’s financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Fund adopted this guidance upon formation.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements”, to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The Fund adopted the guidance upon formation.

Note 3 - Organizational and Offering Costs

Expenses incurred in organizing of the Fund and the initial offering of the shares, including applicable SEC registration fees will be borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

 Note 4 - Indemnification

Under the Trust Agreement, the trustee (and its directors, employees and agents) is indemnified against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

Note 5 – Subsequent Events

 On February 10, 2011, CRUD received listing authority on the NYSE Arca. On February 22, 2011, four creation baskets for CRUD were issued representing 100,000 shares and $5,000,000.  CRUD began trading on the NYSE Arca on February 23, 2011.

Report of Independent Registered Public Accounting Firm

To the Sponsor of
Teucrium Natural Gas Fund

We have audited the accompanying statement of assets and liabilities of Teucrium Natural Gas Fund (the “Fund”) as of December 31, 2010.  This financial statement is the responsibility of the Fund’s management.  Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Teucrium Natural Gas Fund as of December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 4, 2011

TEUCRIUM NATURAL GAS FUND

 STATEMENT OF ASSETS AND LIABILITIES

December 31, 2010
Assets

Equity in BNY Mellon trading accounts:
Cash	$100
Total assets	100

Net assets	$100

Shares outstanding	4

Net asset value per share	$25.00

 See accompanying notes.

Teucrium Natural Gas Fund

NOTES TO STATEMENT OF ASSETS AND LIABILITIES

Note 1 — Organization and Business

Teucrium Natural Gas Fund (the “Fund”),  is a series of Teucrium Commodity Trust (“Trust”) a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).  The Fund was formed on July 31, 2010 and is managed and controlled by Teucrium Trading, LLC (the “Sponsor”). The Sponsor is a limited liability company formed in Delaware on July 28, 2009 that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

The investment objective of the Fund is to have the daily changes in percentage terms of the shares’ net asset value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the following:  the nearest to spot month March, April, October and November Henry Hub Natural Gas Futures Contracts traded on the NYMEX, weighted 25% equally in each contract month, less the Fund’s expenses.

The Fund seeks to achieve its investment objective by investing under normal market conditions in Benchmark Component Futures Contracts or, in certain circumstances, in other Natural Gas Futures Contracts traded on the NYMEX and the Intercontinental Exchange (“ICE”), as well as other foreign exchanges.  In addition, the Fund will invest in natural gas-based swap agreements that are cleared through the ICE or its affiliated provider of clearing services (“Cleared Natural Gas Swaps”) to the extent permitted and appropriate in light of the liquidity in the Cleared Natural Gas Swap market.  The Fund then intends to invest in contracts and instruments such as cash-settled options on Natural Gas Futures Contracts and forward contracts, swaps, other than Cleared Natural Gas Swaps, and other over-the-counter transactions that are based on the price of natural gas and Natural Gas Futures Contracts (collectively, “Other Natural Gas Interests” and together with Natural Gas Futures Contracts and Cleared Natural Gas Swaps, “Natural Gas Interests”).   By utilizing certain or all of these investments, the Sponsor will endeavor to cause the Fund's performance, before taking Fund expenses and any interest income from the cash, cash equivalents and U.S. Treasury securities held by the Fund into account, to closely track that of the Benchmark.  The Sponsor expects to manage the Fund’s investments directly, although it has been authorized by the Trust to retain, establish the terms of retention for, and terminate third-party commodity trading advisors to provide such management.  The Sponsor is also authorized to select futures commission merchants to execute the Fund’s transactions in Natural Gas Futures Contracts.

The Fund will invest in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its expected current or potential margin or collateral obligations with respect to its investments in Natural Gas Interests.  After fulfilling such margin and collateral requirements, the Fund will invest the remainder of its proceeds from the sale of baskets in short-term obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).  Therefore, the focus of the Sponsor in managing the Fund will be investing in Natural Gas Interests and in Treasury Securities, cash and/or cash equivalents.  The Fund will earn interest income from the Treasury Securities and/or cash equivalents that it purchases and on the cash it holds through the Fund’s custodian, the Bank of New York Mellon (the “Custodian”).

The Fund will create and redeem units only in blocks called creation baskets and redemption baskets, respectively.  Only authorized purchasers may purchase or redeem creation baskets or redemption baskets.  An authorized purchaser is under no obligation to create or redeem baskets, and an authorized purchaser is under no obligation to offer to the public units of any baskets it does create.  Baskets will generally be created when there is a demand for units, including, but not limited to, when the market price per unit is at (or perceived to be at) a premium to the NAV per share.  Authorized purchasers will then sell such units, which will be listed on the New York Stock Exchange (“NYSE”) Arca, to the public at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of the Fund at the time the authorized purchaser purchased the creation baskets and the NAV at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Natural Gas Futures Contracts market and the market for Other Natural Gas Interests.  The prices of units offered by authorized purchasers are expected to fall between the Fund’s NAV and the trading price of the units on the NYSE Arca at the time of sale.  Similarly, baskets will generally be redeemed when the market price per unit is at (or perceived to be at) a discount to the NAV per share.  Retail investors seeking to purchase or sell units on any day are expected to affect such transactions in the secondary market, on the NYSE Arca, at the market price per unit, rather than in connection with the creation or redemption of baskets.

Sponsor Fee

The Sponsor will be responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor will arrange for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum on average net assets. The Fund will pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund will pay fees and expenses associated with the Trust’s tax accounting and reporting requirements.

Income Taxes

For tax purposes, the Fund will be treated as a partnership.The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption at July 31, 2010.  Based on its analysis, the Fund has determined that the adoption of this policy did not have a material impact on the Fund’s financial statements upon adoption.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of December 31, 2010.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.  The Fund’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Creations and Redemptions

Authorized Purchasers may purchase creation baskets consisting of 50,000 shares from the Fund. The amount of the proceeds required to purchase a creation basket will be equal to the net asset value of the shares in the creation basket determined as of 4:00 p.m. New York Time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from the Fund only in blocks of 50,000 shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the net asset value of the shares in the redemption basket determined as of 4:00 p.m. New York Time on the day the order to redeem the basket is properly received.

The Fund will receive or will pay the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers will be reflected in the Fund's statement of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption will be reflected in the Fund's statement of assets and liabilities as payable for shares redeemed.

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

·	Taking the current market value of its total assets, and

·	Subtracting any liabilities.

The administrator will calculate the NAV of the Fund once each trading day.  It will calculate NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.  The NAV for a particular trading day will be released after 4:15 p.m. New York time.

In determining the value of Natural Gas Futures Contracts, the administrator will use the NYMEX closing price (usually determined as of 2:30 p.m. New York time).  The administrator will determine the value of all other Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the administrator and the Trust.  The value of Cleared Natural Gas Swaps and over-the-counter Natural Gas Interests will be determined based on the value of the commodity or futures contract underlying such Natural Gas Interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such Natural Gas Interest.  Treasury Securities held by the Fund will be valued by the administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  NAV will include any unrealized profit or loss on open Natural Gas Interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

Note 2 — Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles (“GAAP”) which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Fund adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP upon formation. The application of the Codification did not have an impact on the Fund’s financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Fund adopted this guidance upon formation.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements,” to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The Fund adopted the guidance upon formation.

Note 3 - Organizational and Offering Costs

Expenses incurred in organizing of the Fund and the initial offering of the shares, including applicable SEC registration fees will be borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

 Note 4 - Indemnification

Under the Trust Agreement, the trustee (and its directors, employees and agents) is indemnified against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

Note 5 – Subsequent Events

On January 31, 2011, four creation baskets for NAGS were issued representing 200,000 shares and $5,000,000. NAGS began trading on the NYSE Arca on February 1, 2011. On February 23, 2011, one redemption basket for NAGS was issued representing 50,000 shares and $1,131,332.  On March 4, 2011, a second redemption basket for NAGS was issued representing 50,000 shares and $1,108,077.

Report of Independent Registered Public Accounting Firm

To the Sponsor of
Teucrium Soybean Fund

We have audited the accompanying statement of assets and liabilities of Teucrium Soybean Fund (the “Fund”) as of December 31, 2010.  This financial statement is the responsibility of the Fund’s management.  Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Teucrium Soybean Fund as of December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 4, 2011

TEUCRIUM SOYBEAN FUND
 STATEMENT OF ASSETS AND LIABILITIES

December 31, 2010
Assets

Equity in BNY Mellon trading accounts:
Cash	$100
Total assets	100

Net assets	$100

Shares outstanding	4

Net asset value per share	$25.00

See accompanying notes.

Teucrium Soybean Fund

NOTES TO STATEMENT OF ASSETS AND LIABILITIES

Note 1 — Organization and Business

Teucrium Soybean Fund (the “Fund”)  is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).  The Fund was formed on July 31, 2010 and is managed and controlled by Teucrium Trading, LLC (the “Sponsor”). The Sponsor is a limited liability company formed in Delaware on July 28, 2009 that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ net asset value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”).  Except as described in the following paragraph, the three Soybean Futures Contracts will be: (1) second-to-expire CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%, less the Fund’s expenses.

The Fund seeks to achieve its investment objective by investing under normal market conditions in Benchmark Component Futures Contracts or, in certain circumstances, in other Soybean Futures Contracts traded on CBOT or Soybean Futures Contracts traded on foreign exchanges.  In addition, and to a limited extent, the Fund also may invest in soybean-based swap agreements that are cleared through the CBOT or its affiliated provider of clearing services (“Cleared Soybean Swaps”) in furtherance of the Fund's investment objective.  Once position limits in Soybean Futures Contracts are applicable, the Fund's intention is to invest first in Cleared Soybean Swaps to the extent practicable under the position limits applicable to Cleared Soybean Swaps and appropriate in light of the liquidity in the Cleared Soybean Swap market, and then in contracts and instruments such as cash-settled options on Soybean Futures Contracts and forward contracts, swaps other than Cleared Soybean Swaps, and other over-the-counter transactions that are based on the price of soybean and Soybean Futures Contracts (collectively, “Other Soybean Interests,” and together with Soybean Futures Contracts and Cleared Soybean Swaps, “Soybean Interests”).   By utilizing certain or all of these investments, the Sponsor will endeavor to cause the Fund's performance to closely track that of the Benchmark.  The Sponsor expects to manage the Fund’s investments directly, although it has been authorized by the Trust to retain, establish the terms of retention for, and terminate third-party commodity trading advisors to provide such management.  The Sponsor is also authorized to select futures commission merchants to execute the Fund’s transactions in Soybean Futures Contracts.

The Fund will invest in Soybean Interests to the fullest extent possible without being leveraged or unable to satisfy its expected current or potential margin or collateral obligations with respect to its investments in Soybean Interests. After fulfilling such margin and collateral requirements, the Fund will invest the remainder of its proceeds from the sale of baskets in short-term obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). Therefore, the focus of the Sponsor in managing the Fund will be investing in Soybean Interests and in Treasury Securities, cash and/or cash equivalents. The Fund will earn interest income from the Treasury Securities and/or cash equivalents that it purchases and on the cash it holds through the Fund’s custodian, the Bank of New York Mellon (the “Custodian”).

The Fund will create and redeem units only in blocks called creation baskets and redemption baskets, respectively.  Only authorized purchasers may purchase or redeem creation baskets or redemption baskets.  An authorized purchaser is under no obligation to create or redeem baskets, and an authorized purchaser is under no obligation to offer to the public units of any baskets it does create.  Baskets will generally be created when there is a demand for units, including, but not limited to, when the market price per unit is at (or perceived to be at) a premium to the NAV per share.  Authorized purchasers will then sell such units, which will be listed on the New York Stock Exchange (“NYSE”) Arca, to the public at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of the Fund at the time the authorized purchaser purchased the creation baskets and the NAV at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Soybean Futures Contracts market and the market for Other Soybean Interests.  The prices of units offered by authorized purchasers are expected to fall between the Fund’s NAV and the trading price of the units on the NYSE Arca at the time of sale.  Similarly, baskets will generally be redeemed when the market price per unit is at (or perceived to be at) a discount to the NAV per share.  Retail investors seeking to purchase or sell units on any day are expected to affect such transactions in the secondary market, on the NYSE Arca, at the market price per unit, rather than in connection with the creation or redemption of baskets.

Sponsor Fee

Under the Trust Agreement, the Sponsor will be responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor will arrange for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum on average net assets. The Fund will pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent units after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses associated with the Trust’s tax accounting and reporting requirements with the exception of certain initial implementation services fees and base services fees which will be paid by the Sponsor.

Income Taxes

The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption at July 31, 2010.  Based on its analysis, the Fund has determined that the adoption of this policy did not have a material impact on the Fund’s financial statements upon adoption.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of December 31, 2010.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.  The Fund’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Additions and Redemptions

Authorized Purchasers may purchase creation baskets consisting of 25,000 shares from the Fund. The amount of the proceeds required to purchase a creation basket will be equal to the net asset value of the shares in the creation basket determined as of 4:00 p.m. New York Time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the net asset value of the shares in the redemption basket determined as of 4:00 p.m. New York Time on the day the order to redeem the basket is properly received.

The Fund will receive or will pay the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers will be reflected in the Fund's statement of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption will be reflected in the Fund's statement of assets and liabilities as payable for shares redeemed.

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

☐	Taking the current market value of its total assets, and

☐	Subtracting any liabilities.

The administrator will calculate the NAV of the Fund once each trading day.  It will calculate NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.  The NAV for a particular trading day will be released after 4:15 p.m. New York time.

In determining the value of Soybean Futures Contracts, the administrator will use the NYMEX closing price (usually determined as of 2:30 p.m. New York time).  The administrator will determine the value of all other Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the administrator and the Trust.  The value of Cleared Soybean Swaps and over-the-counter Soybean Interests will be determined based on the value of the commodity or futures contract underlying such Soybean Interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such Soybean Interest.  Treasury Securities held by the Fund will be valued by the administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  NAV will include any unrealized profit or loss on open Soybean Interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

Note 2 — Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles (“GAAP”) which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Fund adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP upon formation. The application of the Codification did not have an impact on the Fund’s financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Fund adopted this guidance upon formation.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements”, to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The Fund adopted the guidance upon formation.

Note 3 - Organizational and Offering Costs

Expenses incurred in organizing of the Fund and the initial offering of the shares, including applicable SEC registration fees will be borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 4 - Indemnification

Under the Trust Agreement, the trustee (and its directors, employees and agents) is indemnified against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

Report of Independent Registered Public Accounting Firm

To the Sponsor of
Teucrium Sugar Fund

We have audited the accompanying statement of assets and liabilities of Teucrium Sugar Fund (the “Fund”) as of December 31, 2010.  This financial statement is the responsibility of the Fund’s management.  Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Teucrium Sugar Fund as of December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 4, 2011

TEUCRIUM SUGAR FUND
 STATEMENT OF ASSETS AND LIABILITIES

December 31, 2010
Assets

Equity in BNY Mellon trading accounts:
Cash	$100
Total assets	100

Net assets	$100

Shares outstanding	4

Net asset value per share	$25.00

 See accompanying notes.

Teucrium Sugar Fund

NOTES TO STATEMENT OF ASSETS AND LIABILITIES

Note 1 — Organization and Business

Teucrium Sugar Fund (the “Fund”) is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).  The Fund was formed on July 31, 2010 and is managed and controlled by Teucrium Trading, LLC (the “Sponsor”). The Sponsor is a limited liability company formed in Delaware on July 28, 2009 that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ net asset value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”), specifically: (1) the second-to-expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third-to-expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%, less the Fund’s expenses.

The Fund seeks to achieve its investment objective by investing under normal market conditions in Benchmark Component Futures Contracts or, in certain circumstances, in other Sugar Futures Contracts traded on ICE Futures or the New York Mercantile Exchange (“NYMEX”), or Sugar Futures Contracts traded on foreign exchanges.  In addition, and to a limited extent, the Fund also may invest in sugar-based swap agreements that are cleared through ICE Futures or its affiliated provider of clearing services (“Cleared Sugar Swaps”) in furtherance of the Fund's investment objective.  Once accountability levels in Sugar No. 11 Futures Contracts traded on ICE Futures are applicable, the Fund's intention is to invest first in Cleared Sugar Swaps to the extent practicable under the accountability levels applicable to Cleared Sugar Swaps and appropriate in light of the liquidity in the Cleared Sugar Swap market, and then in contracts and instruments such as cash-settled options on Sugar Futures Contracts and forward contracts, swaps other than Cleared Sugar Swaps, and other over-the-counter transactions that are based on the price of sugar and Sugar Futures Contracts (collectively, “Other Sugar Interests,” and together with Sugar Futures Contracts and Cleared Sugar Swaps, “Sugar Interests”).   By utilizing certain or all of these investments, the Sponsor will endeavor to cause the Fund's performance, before taking into account Fund expenses and any interest income from the cash, cash equivalents and U.S. Treasury securities held by the Fund, to closely track that of the Benchmark.  The Sponsor expects to manage the Fund’s investments directly, although it has been authorized by the Trust to retain, establish the terms of retention for, and terminate third-party commodity trading advisors to provide such management.  The Sponsor is also authorized to select futures commission merchants to execute the Fund’s transactions in Sugar Futures Contracts.

The Fund will invest in Sugar Interests to the fullest extent possible without being leveraged or unable to satisfy its expected current or potential margin or collateral obligations with respect to its investments in Sugar Interests. After fulfilling such margin and collateral requirements, the Fund will invest the remainder of its proceeds from the sale of baskets in short-term obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). Therefore, the focus of the Sponsor in managing the Fund will be investing in Sugar Interests and in Treasury Securities, cash and/or cash equivalents. The Fund will earn interest income from the Treasury Securities and/or cash equivalents that it purchases and on the cash it holds through the Fund’s custodian, the Bank of New York Mellon (the “Custodian”).

The Fund will create and redeem units only in blocks called creation baskets and redemption baskets, respectively.  Only authorized purchasers may purchase or redeem creation baskets or redemption baskets.  An authorized purchaser is under no obligation to create or redeem baskets, and an authorized purchaser is under no obligation to offer to the public units of any baskets it does create.  Baskets will generally be created when there is a demand for units, including, but not limited to, when the market price per unit is at (or perceived to be at) a premium to the NAV per share.  Authorized purchasers will then sell such units, which will be listed on the New York Stock Exchange (“NYSE”) Arca, to the public at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of the Fund at the time the authorized purchaser purchased the creation baskets and the NAV at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Sugar Futures Contracts market and the market for Other Sugar Interests.  The prices of units offered by authorized purchasers are expected to fall between the Fund’s NAV and the trading price of the units on the NYSE Arca at the time of sale.  Similarly, baskets will generally be redeemed when the market price per unit is at (or perceived to be at) a discount to the NAV per share.  Retail investors seeking to purchase or sell units on any day are expected to affect such transactions in the secondary market, on the NYSE Arca, at the market price per unit, rather than in connection with the creation or redemption of baskets.

  Sponsor Fee

Under the Trust Agreement, the Sponsor will be responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor will arrange for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum on average net assets. The Fund will pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent units after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses associated with the Trust’s tax accounting and reporting requirements with the exception of certain initial implementation services fees and base services fees which will be paid by the Sponsor.

Income Taxes

The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption at July 31, 2010.  Based on its analysis, the Fund has determined that the adoption of this policy did not have a material impact on the Fund’s financial statements upon adoption.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of December 31, 2010.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.  The Fund’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Additions and Redemptions

Authorized Purchasers may purchase creation baskets consisting of 25,000 shares from the Fund. The amount of the proceeds required to purchase a creation basket will be equal to the net asset value of the shares in the creation basket determined as of 4:00 p.m. New York Time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the net asset value of the shares in the redemption basket determined as of 4:00 p.m. New York Time on the day the order to redeem the basket is properly received.

The Fund will receive or will pay the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers will be reflected in the Fund's statement of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption will be reflected in the Fund's statement of assets and liabilities as payable for shares redeemed.

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets, and

•	Subtracting any liabilities.

The administrator will calculate the NAV of the Fund once each trading day.  It will calculate NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.  The NAV for a particular trading day will be released after 4:15 p.m. New York time.

In determining the value of Sugar Futures Contracts, the administrator will use the NYMEX closing price (usually determined as of 2:30 p.m. New York time).  The administrator will determine the value of all other Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the administrator and the Trust.  The value of Cleared Sugar Swaps and over-the-counter Sugar Interests will be determined based on the value of the commodity or futures contract underlying such Sugar Interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such Sugar Interest.  Treasury Securities held by the Fund will be valued by the administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  NAV will include any unrealized profit or loss on open Sugar Interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

Note 2 — Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles (“GAAP”) which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Fund adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP upon formation. The application of the Codification did not have an impact on the Fund’s financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Fund adopted this guidance upon formation.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements,”  to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The Fund adopted the guidance upon formation.

Note 3 - Organizational and Offering Costs

Expenses incurred in organizing of the Fund and the initial offering of the shares, including applicable SEC registration fees will be borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 4 - Indemnification

Under the Trust Agreement, the trustee (and its directors, employees and agents) is indemnified against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

Report of Independent Registered Public Accounting Firm

To the Sponsor of
Teucrium Wheat Fund

We have audited the accompanying statement of assets and liabilities of Teucrium Wheat Fund (the “Fund”) as of December 31, 2010.  This financial statement is the responsibility of the Fund’s management.  Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Teucrium Wheat Fund as of December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 4, 2011

TEUCRIUM WHEAT FUND
 STATEMENT OF ASSETS AND LIABILITIES

December 31, 2010
Assets

Equity in BNY Mellon trading accounts:
Cash	$100
Total assets	100

Net assets	$100

Shares outstanding	4

Net asset value per share	$25.00

 See accompanying notes.

Teucrium Wheat Fund

NOTES TO STATEMENT OF ASSETS AND LIABILITIES

Note 1 — Organization and Business

Teucrium Wheat Fund (the “Fund”)  is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).  The Fund was formed on July 31,2010 and is managed and controlled by Teucrium Trading, LLC (the “Sponsor”). The Sponsor is a limited liability company formed in Delaware on July 28, 2009 that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically: (1) the second-to-expire CBOT Wheat Futures Contract, weighted 35%, (2) the third-to-expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%, less the Fund’s expenses.

The Fund seeks to achieve its investment objective by investing under normal market conditions in Benchmark Component Futures Contracts or, in certain circumstances, in other Wheat Futures Contracts traded on the CBOT, the Kansas City Board of Trade, or the Minneapolis Grain Exchange, or Wheat Futures Contracts traded on foreign exchanges. In addition, and to a limited extent, the Fund also may invest in wheat-based swap agreements that are cleared through the CBOT or its affiliated provider of clearing services (“Cleared Wheat Swaps”) in furtherance of the Fund's investment objective. Once position limits in CBOT Wheat Futures Contracts are applicable, the Fund's intention is to invest first in Cleared Wheat Swaps to the extent practicable under the position limits applicable to Cleared Wheat Swaps and appropriate in light of the liquidity in the Cleared Wheat Swap market, and then in contracts and instruments such as cash-settled options on Wheat Futures Contracts and forward contracts, swaps other than Cleared Wheat Swaps, and other over-the-counter transactions that are based on the price of wheat and Wheat Futures Contracts (collectively, “Other Wheat Interests,” and together with Wheat Futures Contracts and Cleared Wheat Swaps, “Wheat Interests”). By utilizing certain or all of these investments, the Sponsor will endeavor to cause the Fund's performance to closely track that of the Benchmark. The Sponsor expects to manage the Fund’s investments directly, although it has been authorized by the Trust to retain, establish the terms of retention for, and terminate third-party commodity trading advisors to provide such management. The Sponsor is also authorized to select futures commission merchants to execute the Fund’s transactions in Wheat Futures Contracts.

The Fund will invest in Wheat Interests to the fullest extent possible without being leveraged or unable to satisfy its expected current or potential margin or collateral obligations with respect to its investments in Wheat Interests. After fulfilling such margin and collateral requirements, the Fund will invest the remainder of its proceeds from the sale of baskets in short-term obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). Therefore, the focus of the Sponsor in managing the Fund will be investing in Wheat Interests and in Treasury Securities, cash and/or cash equivalents. The Fund will earn interest income from the Treasury Securities and/or cash equivalents that it purchases and on the cash it holds through the Fund’s custodian, the Bank of New York Mellon (the “Custodian”).

The Fund will create and redeem units only in blocks called creation baskets and redemption baskets, respectively.  Only authorized purchasers may purchase or redeem creation baskets or redemption baskets.  An authorized purchaser is under no obligation to create or redeem baskets, and an authorized purchaser is under no obligation to offer to the public units of any baskets it does create.  Baskets will generally be created when there is a demand for units, including, but not limited to, when the market price per unit is at (or perceived to be at) a premium to the NAV per share.  Authorized purchasers will then sell such units, which will be listed on the New York Stock Exchange (“NYSE”) Arca, to the public at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of the Fund at the time the authorized purchaser purchased the creation baskets and the NAV at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Wheat Futures Contracts market and the market for Other Wheat Interests.  The prices of units offered by authorized purchasers are expected to fall between the Fund’s NAV and the trading price of the units on the NYSE Arca at the time of sale.  Similarly, baskets will generally be redeemed when the market price per unit is at (or perceived to be at) a discount to the NAV per share.  Retail investors seeking to purchase or sell units on any day are expected to affect such transactions in the secondary market, on the NYSE Arca, at the market price per unit, rather than in connection with the creation or redemption of baskets.

  Sponsor Fee

Under the Trust Agreement, the Sponsor will be responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor will arrange for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum on average net assets. The Fund will pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent units after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses associated with the Trust’s tax accounting and reporting requirements with the exception of certain initial implementation services fees and base services fees which will be paid by the Sponsor.

Income Taxes

The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption at July 31, 2010.  Based on its analysis, the Fund has determined that the adoption of this policy did not have a material impact on the Fund’s financial statements upon adoption.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of December 31, 2010.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.  The Fund’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Additions and Redemptions

Authorized Purchasers may purchase creation baskets consisting of 25,000 shares from the Fund. The amount of the proceeds required to purchase a creation basket will be equal to the net asset value of the shares in the creation basket determined as of 4:00 p.m. New York Time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the net asset value of the shares in the redemption basket determined as of 4:00 p.m. New York Time on the day the order to redeem the basket is properly received.

The Fund will receive or will pay the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers will be reflected in the Fund's statement of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption will be reflected in the Fund's statement of assets and liabilities as payable for shares redeemed.

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets, and

•	Subtracting any liabilities.

The administrator will calculate the NAV of the Fund once each trading day.  It will calculate NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.  The NAV for a particular trading day will be released after 4:15 p.m. New York time.

In determining the value of Wheat Futures Contracts, the administrator will use the NYMEX closing price (usually determined as of 2:30 p.m. New York time).  The administrator will determine the value of all other Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the administrator and the Trust.  The value of Cleared Wheat Swaps and over-the-counter Wheat Interests will be determined based on the value of the commodity or futures contract underlying such Wheat Interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such Wheat Interest.  Treasury Securities held by the Fund will be valued by the administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  NAV will include any unrealized profit or loss on open Wheat Interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

Note 2 — Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles (“GAAP”) which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Fund adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP upon formation. The application of the Codification did not have an impact on the Fund’s financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Fund adopted this guidance upon formation.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements,” to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The Fund adopted the guidance upon formation.

Note 3 - Organizational and Offering Costs

Expenses incurred in organizing of the Fund and the initial offering of the shares, including applicable SEC registration fees will be borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 4 - Indemnification

Under the Trust Agreement, the trustee (and its directors, employees and agents) is indemnified against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.