Form 10-Q
period 2011-03-31
Teucrium Commodity Trust
filed 2011-05-16
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765
  Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes     ☒ No

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

TEUCRIUM WTI CRUDE OIL FUND	40

Statements of Assets and Liabilities at March 31, 2011 (Unaudited) and December 31, 2010	40

Schedule of Investments (Unaudited) at March 31, 2011	41

Statements of Operations (Unaudited) from commencement of operations (February 23, 2011) through March 31, 2011	42

Statement of Changes in Net Assets (Unaudited) from commencement of operations (February 23, 2011) through March 31, 2011	43

Statement of Cash Flows (Unaudited) from commencement of operations (February 23, 2011) through March 31, 2011	44

Notes to Financial Statements	45

TEUCRIUM SOYBEAN FUND	51

Statements of Assets and Liabilities at March 31, 2011 (Unaudited) and December 31, 2010	51

Notes to Statements of Assets and Liabilities	52

TEUCRIUM SUGAR FUND	55

Statements of Assets and Liabilities at March 31, 2011 (Unaudited) and December 31, 2010	55

Notes to Statements of Assets and Liabilities	56

TEUCRIUM WHEAT FUND	59

Statements of Assets and Liabilities at March 31, 2011 (Unaudited) and December 31, 2010	59

Notes to Statements of Assets and Liabilities	60

TEUCRIUM COMMODITY TRUST
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$72,192,296	$39,311,038
Commodity futures contracts	9,567,540	5,178,219
Collateral, due from broker	1,233,961	-
Interest receivable	5,219	5,246
Other assets	170,626	12,526
Total assets	83,169,642	44,507,029

Liabilities

Collateral, due to broker	702	1,496,045
Management fee payable to Sponsor	66,890	34,328
Commodity futures contracts	1,872	-
Other liabilities	120,169	12,217
Total liabilities	189,633	1,542,590

Net assets	$82,980,009	$42,964,439

See accompanying notes.

TEUCRIUM COMMODITY TRUST
SCHEDULE OF INVESTMENTS
March 31, 2011
(Unaudited)

	Fair	Percentage of	Notional
Description: Asset	Value	Net Assets	Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (726 contracts, settlement date July 14, 2011)	$3,609,463	4.35%	$26,807,550
CBOT corn futures (666 contracts, settlement date September 14, 2011)	1,694,938	2.04	22,477,500
CBOT corn futures (817 contracts, settlement date December 14, 2011)	3,835,887	4.62	25,939,750
Total United States corn futures contracts	9,140,288	11.01	75,224,800

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (13 contracts, settlement date October 27, 2011)	208	0.00	620,100
NYMEX natural gas futures (12 contracts, settlement date February 27, 2012)	4,992	0.01	604,560
NYMEX natural gas futures (12 contracts, settlement date March 28, 2012)	40,192	0.05	585,960
Total United States natural gas futures contracts	45,392	0.06	1,810,620

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (17 contracts, settlement date May 20, 2011)	162,962	0.20	1,823,080
WTI crude oil futures (15 contracts, settlement date November 18, 2011)	128,790	0.15	1,624,950
WTI crude oil futures (18 contracts, settlement date November 16, 2012)	90,108	0.11	1,891,800
Total United States WTI crude oil futures contracts	381,860	0.46	5,339,830

Total commodity futures contracts - assets	$9,567,540	11.53%	$82,375,250

			Principal
			Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.08%, due April 12, 2011	$4,999,895	6.03%	$5,000,000
U.S. Treasury bills, 0.08%, due May 19, 2011	4,999,720	6.02	5,000,000
Total U.S. Treasury obligations	9,999,615	12.05

Money market funds
Dreyfus Cash Management Plus	62,192,381	74.95

Total cash equivalents	$72,191,996	87.00%

	Fair	Percentage of	Notional
Description: Liability	Value	Net Assets	Amount
Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (13 contracts, settlement date September 28, 2011)	$1,872	0.00%	$600,210

See accompanying notes.

TEUCRIUM COMMODITY TRUST
STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended
March 31, 2011
Income
Realized and unrealized gain on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$3,367,545
Net change in unrealized appreciation or depreciation on commodity futures contracts	4,387,449
Interest income	21,684
Total income	7,776,678

Expenses
Management fee	163,132
Professional fees	128,404
Distribution and marketing fee	100,065
Custodian fees and expenses	65,837
Brokerage commissions	8,748
Other expenses	41,373
Total expenses	507,559

Net income	$7,269,119

   See accompanying notes.

TEUCRIUM COMMODITY TRUST
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

Three Months Ended
March 31, 2011
Operations
Net income	$7,269,119

Capital transactions
Issuance of Shares	39,035,708
Redemption of Shares	(6,289,257)
Total capital transactions	32,746,451
Net change in net assets	40,015,570

Net assets, beginning of period	42,964,439

Net assets, end of period	$82,980,009

See accompanying notes.

TEUCRIUM COMMODITY TRUST

STATEMENT OF CASH FLOWS
 (Unaudited)

Three Months Ended
March 31, 2011
Cash flows from operating activities:
Net income	$7,269,119
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(4,387,449)
Changes in operating assets and liabilities:
Collateral, due from broker	(1,233,961)
Interest receivable	27
Other assets	(158,100)
Collateral, due to broker	(1,495,343)
Management fee payable to Sponsor	32,562
Other liabilities	107,952
Net cash provided by operating activities	134,807

Cash flows from financing activities:
Proceeds from sale of Shares	39,035,708
Redemption of Shares	(6,289,257)
Net cash provided by financing activities	32,746,451

Net change in cash and cash equivalents	32,881,258
Cash and cash equivalents, beginning of period	39,311,038
Cash and cash equivalents, end of period	$72,192,296

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

March 31, 2011
(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”) is a Delaware statutory trust organized on September 11, 2009, and is a series trust. The Teucrium Corn Fund (“CORN”) was the first commodity pool that is a series of the Trust, and as of June 9, 2010, shares of CORN could be purchased and sold on the New York Stock Exchange (“NYSE”) Arca.  In 2010, registration statements were also filed to register units of the Teucrium WTI Crude Oil Fund (“CRUD”), Teucrium Natural Gas Fund (“NAGS”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), and Teucrium Wheat Fund (“WEAT”), which would represent additional future series of the Trust.  All these series of Trust for which registration statements had been filed and/or approved as of March 31, 2011 are collectively referred to as the “Funds” and singularly as the “Fund.” The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund.  The Trust and the Funds operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

On October 22, 2010, the Forms S-1 for NAGS and CRUD were declared effective by the Securities and Exchange Commission (“SEC”). On January 31, 2011, four creation baskets for NAGS were issued representing 200,000 shares and $5,000,000. NAGS began trading on the NYSE Arca on February 1, 2011. On February 22, 2011, four creation baskets for CRUD were issued representing 100,000 shares and $5,000,000.  CRUD began trading on the NYSE Arca on February 23, 2011. Amended registration statements for CANE, SOYB and WEAT were filed with the SEC on March 9, 2011, and as of March 31, 2011, these were pending regulatory approval.  The Teucrium Corn Fund, the Teucrium Natural Gas Fund and the Teucrium WTI Crude Oil Fund are collectively referred to as the “Operating Funds” and singularly referred to as the “Operating Fund.”

            The specific investment objective of each Fund and information regarding the organization and operation of each Fund are included in each Fund’s financial statements and accompanying notes, as well as in other sections of this Form 10-Q filing. In general, the investment objective of each Fund is to have the daily changes in percentage terms of its Shares Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement process for certain Futures Contracts for the commodity specified for that Fund.

 The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as applicable. The operating results from January 1, 2011 through March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, NAGS, CRUD, CANE, SOYB and WEAT. For the year ended December 31, 2010, the operations of the Trust consist entirely of the operations of CORN, which commenced operations on June 9, 2010. For the period January 1, 2011 through March 31, 2011, the operations of the Trust contain the results of CORN, NAGS and CRUD.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the market value (as determined by exchange settlement prices) as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits with the futures commission merchant are recognized on the accrual basis. The Funds earn interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Funds earn interest on funds held at the custodian at prevailing market rates for such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

For tax purposes, the Funds will be treated as partnerships.  Therefore, the Funds do not record a provision for income taxes because the partners report their share of a Fund’s income or loss on their income tax returns.  The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Funds are subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets.   Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of March 31, 2011 or December 31, 2010.  However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended March 31, 2011 and the year ended December 31, 2010.

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

Creations and Redemptions

Authorized Purchasers may purchase creation baskets from each Fund. The amount of the proceeds required to purchase a creation basket will be equal to the NAV of the shares in the creation basket determined as of 4:00 p.m. New York Time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from each Fund only in blocks of shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the NAV of the shares in the redemption basket determined as of 4:00 p.m. New York Time on the day the order to redeem the basket is properly received.

Each Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the statements of assets and liabilities as receivable for shares sold.  Amounts payable to Authorized Purchasers upon redemption are reflected in the statements of assets and liabilities as payable for shares redeemed.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Trust had a balance of $62,192,381 and $39,310,538 in money market funds at March 31, 2011 and December 31, 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  The Trust also had investments in United States Treasury Bills with a maturity of three months or less with a fair value of $9,999,615 on March 31, 2011 and $0 on December 31, 2010.

Collateral, Due from/to Broker

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from less than 2%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Ongoing or “maintenance” margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open futures contract changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to the Funds’ trading, the Funds (and not its shareholders personally) are subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

Sponsor Fee

 The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Trust and the Funds. For the performance of this service, the Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Funds pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Trust’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Trust uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy. For instance, when Corn Futures Contracts on the CBOT are not actively trading due to a “limit-up” or ‘limit-down” condition, meaning that the change in the Corn Futures Contracts has exceeded the limits established, the Trust and the Fund will revert to alternative verifiable sources of valuation of its assets.

On March 31, 2011, the Corn Futures Contracts traded on the CBOT were in a “limit-up” condition and, in the opinion of the Trust and the Fund, the reported value at the close of the market on that day did not fairly value the Corn Futures Contracts held by the Fund.   Therefore, the Trust and the Fund have used alternative verifiable sources to value the Corn Futures Contracts on March 31, 2011 and the financial statements of the Fund have been adjusted accordingly, resulting in a $2,444,199 increase to unrealized change in commodity futures contracts in excess of reported CBOT values.

The Funds and the Trust record their derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

Note 3 – Fair Value Measurements

 The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of March 31, 2011 and as of December 31, 2010:

March 31, 2011

				Balance
				as of
				March 31,
	Level 1	Level 2	Level 3	2011
Assets:
Cash equivalents	$72,191,996	$-	$-	$72,191,996
Commodity futures contracts
Corn futures contracts	-	9,140,288	-	9,140,288
Natural gas futures contracts	45,392	-	-	45,392
Oil futures contracts	381,860	-	-	381,860
Total commodity futures contracts	427,252	9,140,288	-	9,567,540
Total	$72,619,248	$9,140,288	$-	$81,759,536

				Balance
				as of
				March 31,
	Level 1	Level 2	Level 3	2011
Liability:
Natural gas futures contracts	$(1,872)	$-	$-	$(1,872)

December 31, 2010

				Balance
				as of
				December 31,
	Level 1	Level 2	Level 3	2010

Cash equivalents	$39,310,538	$-	$-	$39,310,538
Corn futures contracts	5,178,219	-	-	5,178,219
Total	$44,488,757	$-	$-	$44,488,757

Transfers into and out of each level of the fair value hierarchy for the corn futures contracts valued using alternative verifiable sources due to a "limit-up" condition for the period ended March 31, 2011 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative Contracts
Corn Future Contracts	$-	$9,140,288	$9,140,288	$-	$-	$-
Total	$-	$9,140,288	$9,140,288	$-	$-	$-

Note 4 -Derivative Instruments and Hedging Activities

 In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended March 31, 2011, the Operating Funds had invested only in commodity futures contracts specifically related to each fund.

Futures Contracts

The Funds are subject to commodity price risk in the normal course of pursuing their investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

The purchase and sale of futures contracts requires margin deposits with a Futures Commission Merchant (“FCM”).  Subsequent payments (variation margin) are made or received by each Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by each Fund.  Futures contracts may reduce the Funds’ exposure to counterparty risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

            The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM's proprietary activities.  A customer's cash and other equity deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to each Fund’s pro rata share of segregated customer funds available.  It is possible that the recovery amount could be less than the total of cash and other equity deposited.

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2011(unaudited) and December 31, 2010.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended March 31, 2011 (unaudited).

At March 31, 2011, the fair value of derivative instruments is as follows:

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Corn futures contracts	$9,140,288	$-	$9,140,288
Natural gas futures contracts	45,392	(1,872)	43,520
Oil futures contracts	381,860	-	381,860
Total	$9,567,540	$(1,872)	$9,565,668

At December 31, 2010, the fair value of derivative instruments were as follows:

Primary underlying risk	Asset derivatives
Commodity price
Corn futures contracts	$5,178,219

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Funds for the period January 1, 2011 to March 31, 2011:

	Realized gain (loss) on	Net change in unrealized gain
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Corn futures contracts	$3,686,233	$3,962,069
Natural gas futures contracts	(324,188)	43,520
Oil futures contracts	5,500	381,860
Total	$3,367,545	$4,387,449

Volume of Derivative Activities

At March 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Corn futures contracts	$75,224,800	2,209
Natural gas futures contracts	2,410,830	50
Oil futures contracts	5,339,830	50
Total	$82,975,460	2,309

At December 31, 2010, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Corn futures contracts	$42,979,000	1,411

Note 5 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the shares, including applicable SEC registration fees were borne directly by the Sponsor for the Operating Funds and will be borne directly by the Sponsor for any series of the Trust which is not yet operating or will be issued in the future. The Trust will not be obligated to reimburse the Sponsor.

Note 6 – Subsequent Events

From April 1, 2011 through May 13, 2011, the Corn Fund issued eleven creation baskets representing 1,100,000 shares and receiving for those shares $49,986,476; shares outstanding for the Corn Fund as of May 13, 2011 were 2,800,004.  There were no creation or redemption baskets for the other Operating Funds.

On April 1, 2011, the Sponsor funded the Teucrium Agricultural Fund with a $100 contribution in exchange for 2 shares.  On April 22, 2011, the Sponsor filed a registration statement with the SEC for the Teucrium Agricultural Fund and is currently awaiting approval for this registration by the SEC.

TEUCRIUM CORN FUND
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$64,955,607	$39,310,538
Commodity futures contracts	9,140,288	5,178,219
Collateral, due from broker	1,090,636	-
Interest receivable	4,631	5,246
Other assets	142,812	12,526
	75,333,974	44,506,529

Liabilities

Collateral, due to broker	-	1,496,045
Management fee payable to Sponsor	62,271	34,328
Other liabilities	33,390	12,217
Total liabilities	95,661	1,542,590

Net Assets	$75,238,313	$42,963,939

Shares outstanding	1,700,004	1,100,004

Net asset value per share	$44.26	$39.06

Market value per share (closing price)	$44.25	$39.01

See accompanying notes.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS
March 31, 2011
(Unaudited)

	Fair	Percentage of	Notional
Description	Value	Net Assets	Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (726 contracts, settlement date July 14, 2011)	$3,609,463	4.80%	$26,807,550
CBOT corn futures (666 contracts, settlement date September 14, 2011)	1,694,938	2.25	22,477,500
CBOT corn futures (817 contracts, settlement date December 14, 2011)	3,835,887	5.10	25,939,750
	$9,140,288	12.15%	$75,224,800

			Principal
			Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.08%, due April 12, 2011	$4,999,895	6.65%	$5,000,000
U.S. Treasury bills, 0.08%, due May 19, 2011	4,999,720	6.64	5,000,000
Total U.S. Treasury obligations	9,999,615	13.29

Money market funds
Dreyfus Cash Management Plus	54,955,992	73.04

Total cash equivalents	$64,955,607	86.33%

See accompanying notes.

TEUCRIUM CORN FUND
STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended
March 31, 2011
Income
Realized and unrealized gain on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$3,686,233
Net change in unrealized appreciation
or depreciation on commodity futures
contracts	3,962,069
Interest income	20,482
Total income	7,668,784

Expenses
Management fee	154,245
Professional fees	90,738
Distribution and marketing fee	69,098
Custodian fees and expenses	31,856
Brokerage commissions	8,092
Other expenses	26,240
Total expenses	380,269

Net income	$7,288,515

Net income per share	$5.20
Net income per weighted average share	$4.83
Weighted average shares outstanding	1,510,004

See accompanying notes.

TEUCRIUM CORN FUND
STATEMENT OF CHANGES IN NET ASSETS
 (Unaudited)

Three Months Ended
March 31, 2011
Operations
Net Income	$7,288,515
Capital transactions
Issuance of 700,000 Shares	29,035,708
Redemption of 100,000 Shares	(4,049,849)
Total capital	24,985,859
Net change in net assets	32,274,374

Net assets, beginning of period	42,963,939

Net assets, end of period	$75,238,313
Net asset value per share
At beginning of period	$39.06

At end of period	$44.26

See accompanying notes.

TEUCRIUM CORN FUND

STATEMENT OF CASH FLOWS
(Unaudited)

For the Three Months Ended
March 31, 2011
Cash Flows from Operating Activities:
Net income	$7,288,515
Adjustments to reconcile net income to net cash used provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(3,962,069)
Changes in operating assets and liabilities:
Collateral, due from broker	(1,090,636)
Interest receivable	615
Other assets	(130,286)
Collateral, due to broker	(1,496,045)
Management fee payable to Sponsor	27,943
Other liabilities	21,173
Net cash provided by operating activities	659,210

Cash Flows from Financing Activities:
Proceeds from sale of Shares	29,035,708
Redemption of Shares	(4,049,849)
Net cash provided by financing activities	24,985,859

Net change in cash and cash equivalents	25,645,069
Cash and cash equivalents, beginning of period	39,310,538
Cash and cash equivalents, end of period	$64,955,607

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

March 31, 2011
(Unaudited)

Note 1 – Organization and Operation

Teucrium Corn Fund (referred to herein as “CORN,” the “Corn Fund” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009.  The Corn Fund issues common units, called the “Shares”, representing fractional undivided beneficial interests in the Corn Fund. The Corn Fund continuously offers creation baskets consisting of 100,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Corn Fund (the “Marketing Agent”).   Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CORN,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Corn Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for corn interests.  The Corn Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

On June 5, 2010, the Corn Fund’s initial registration of 30,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 9, 2010, the Corn Fund listed its shares on the NYSE Arca under the ticker symbol “CORN”. On the day prior to that, the Corn Fund issued 200,000 shares in exchange for $5,000,000 at the Corn Fund’s initial NAV of $25 per share. The Corn Fund also commenced investment operations on June 9, 2010 by purchasing commodity futures contracts traded on the Chicago Board of Trade (“CBOT”).

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as applicable. The operating results from January 1, 2011 through March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the market value (as determined by exchange settlement prices) as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits with the futures commission merchant are recognized on the accrual basis. The Corn Fund earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Corn Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes,” the Corn Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Corn Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Corn Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Corn Fund recording a tax liability that reduces net assets.   Based on its analysis, the Corn Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2011.  However, the Corn Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Corn Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended March 31, 2011 and December 31, 2010.

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

The Corn Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Corn Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period January 1, 2011 through March 31, 2011 the Sponsor had one redemption and seven creation baskets totaling a net addition to the Corn Fund of 600,000 shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Corn Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Corn Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Corn Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Corn Fund had a balance of $54,955,992 and $39,310,538 in money market funds at March 31, 2011 and December 31, 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Corn Fund held $9,999,615 and $0 in United States Treasury Bills with a maturity date of three months or less at March 31, 2011 and  December 31, 2010 respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee

The Sponsor is responsible for investing the assets of the Corn Fund in accordance with the objectives and policies of the Corn Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Corn Fund. For these services, the Corn Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.  For the period January 1, 2011 through March 31, 2011, the Corn Fund recorded $154,245 in management fees to the sponsor. The Corn Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Corn Fund also pays the fees and expenses associated with the Fund’s tax accounting and reporting requirements.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Corn Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Corn Fund uses prices and inputs that are current as of the measurement date, including during periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.  For instance, when Corn Futures Contracts on the CBOT are not actively trading due to a “limit-up” or limit-down” condition, meaning that the change in the Corn Futures Contracts has exceeded the limits established, the Trust and the Fund will revert to alternative verifiable sources of valuation of its assets.
On March 31, 2011, the Corn Futures Contracts traded on the CBOT were in a “limit-up” condition and, in the opinion of the Trust and the Fund, the reported value at the close of the market on that day did not fairly value the Corn Futures Contracts held by the Fund.   Therefore, the Trust and the Fund have used alternative verifiable sources to value the Corn Futures Contracts on March 31, 2011 and the financial statements of the Fund have been adjusted accordingly, resulting in a $2,444,199 increase to unrealized change in commodity futures contracts in excess of the reported CBOT values.

The Funds and the Trust record their derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

Net Income (Loss) per Share

Net income (loss) per share is the difference between the NAV per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units created or redeemed based on the amount of time the units were outstanding during such period.

Note 3 – Fair Value Measurements

 The Corn Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Corn Fund’s significant accounting policies in Note 2.  The following table presents information about the Corn Fund’s assets measured at fair value as of March 31, 2011 and December 31, 2010:

				Balance
				as of
				March 31,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$64,955,607	$-	$-	$64,955,607
Futures contracts		9,140,288	-	9,140,288
Total	$64,955,607	$9,140,238	$-	$74,095,895

				Balance
				as of
				December 31,
	Level 1	Level 2	Level 3	2010

Cash equivalents	$39,310,538	$-	$-	$39,310,538
Futures contracts	5,178,219	-	-	5,178,219
Total	$44,488,757	$-	$-	$44,488,757

Transfers into and out of each level of the fair value hierarchy for the corn futures contracts valued using alternative verifiable sources for the period ended March 31, 2011 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative Contracts
Corn Future Contracts	$-	$9,140,288	$9,140,288	$-	$-	$-
Total	$-	$9,140,288	$9,140,288	$-	$-	$-

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Corn Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Corn Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Corn Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended March 31, 2011, the Corn Fund had invested only in corn commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, at March 31, 2011 (unaudited) and December 31, 2011.

The fair value of derivative instruments were as follows:

At March 31, 2011

Primary Underlying Risk	Asset Derivatives
Commodity Price
Commodity futures contracts	$9,140,288

At December 31, 2010

Primary Underlying Risk	Asset Derivatives
Commodity Price
Commodity futures contracts	$5,178,219

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Corn Fund:

Period January 1, 2011 to March 31, 2011
	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$3,686,233	$3,962,069

Volume of Derivative Activities

The notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

At March 31, 2011

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$75,224,800	2,209

At December 31, 2010

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$42,979,000	1,411

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period January 1, 2011 through March 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$39.06
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	5.44
Total expenses	(0.25)
Net increase in net asset value	5.20
Net asset value end of period	$44.26
Total Return	13.32%
Ratios to Average Net Assets (Annualized)
Total expense	2.43%
Net investment loss	(2.30)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Corn Fund.  The ratios, excluding non-recurring expenses, have been annualized.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Corn Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Corn Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

April 1, 2011 through May 13, 2011, the Corn Fund issued eleven creation baskets representing 1,100,000 shares and receiving for those shares $49,986,476.  Shares outstanding for the Fund as of May 13, 2011 were 2,800,004.

TEUCRIUM NATURAL GAS FUND
STATEMENTS OF ASSETS AND LIABILITIES

	March 31,2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,251,247	$100
Commodity futures contracts	45,392	-
Collateral, due from broker	143,325	-
Interest receivable	197	-
Other assets	19,510	-
	2,459,671	100

Liabilities

Commodity futures contracts	1,872	-
Management fee payable to Sponsor	188	-
Other liabilities	53,333	-
Total liabilities	55,393	-

Net Assets	$2,404,278	$100

Shares outstanding	100,004	4

Net asset value per share	$24.04	$25.00

Market value per share (closing price)	$25.05	$-

See accompanying notes.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS
March 31, 2011
 (Unaudited)

	Fair	Percentage of	Notional
Description: Asset	Value	Net Assets	Amount

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (13 contracts, settlement date October 27, 2011)	$208	0.01%	$620,100
NYMEX natural gas futures (12 contracts, settlement date February 27, 2012)	4,992	0.21	604,560
NYMEX natural gas futures (12 contracts, settlement date March 28, 2012)	40,192	1.67	585,960
	$45,392	1.89%	$1,810,620

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,251,247	93.64%	$2,251,247

	Fair	Percentage of	Notional
Description: Liability	Value	Net Assets	Amount
Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (13 contracts, settlement date September 28, 2011)	$(1,872)	(0.08)%	$600,210

See accompanying notes.

TEUCRIUM NATURAL GAS FUND
STATEMENT OF OPERATIONS
(Unaudited)
From Commencement of
Operations (February 1, 2011)
through March 31, 2011
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(324,188)
Net change in unrealized appreciation or depreciation on commodity futures contracts	43,520
Interest income	696
Total loss	(279,972)

Expenses
Management fee	3,628
Professional fees	23,149
Distribution and marketing fee	19,032
Custodian fees and expenses	20,884
Brokerage commissions	449
Other expenses	9,300
Total expenses	76,442

Net loss	$(356,414)

Net loss per share	$(0.96)
Net loss per weighted average share	$(2.43)
Weighted average shares outstanding	146,614

See accompanying notes.

TEUCRIUM NATURAL GAS FUND
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)
From Commencement of
Operations (February 1, 2011)
through March 31, 2011
Operations
Net loss	$(356,414)
Capital transactions
Issuance of 200,000 Shares	5,000,000
Redemption of 100,000 Shares	(2,239,408)
Total capital	2,404,178
Net change in net assets	32,274,374

Net assets, beginning of period	100

Net assets, end of period	$2,404,278
Net asset value per share at beginning of period	$25.00

At end of period	$24.04

See accompanying notes.

TEUCRIUM NATURAL GAS FUND

STATEMENT OF CASH FLOWS
(Unaudited)

From commencement of
operations (February 1, 2011)
through March 31, 2011
Cash Flows from Operating Activities:
Net loss	$(356,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(43,520)
Changes in operating assets and liabilities:
Collateral, due from broker	(143,325)
Interest receivable	(197)
Other assets	(19,510)
Collateral, due to broker	-
Management fee payable to Sponsor	188
Other liabilities	53,333
Net cash used in operating activities	(509,445)

Cash Flows from Financing Activities:
Proceeds from sale of Shares	5,000,000
Redemption of Shares	(2,239,408)
Net cash provided by financing activities	2,760,592

Net change in cash and cash equivalents	2,251,147
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$2,251,247

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

March 31, 2011
(Unaudited)

Note 1 – Organization and Operation

Teucrium Natural Gas Fund (“NAGS” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009.  NAGS issues common units, called the “Shares”, representing fractional undivided beneficial interests in the Fund. NAGS continuously offers creation baskets consisting of 50,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Marketing Agent”).   Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “NAGS,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for natural gas interests.  The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

The investment objective of NAGS is to have the daily changes in percentage terms of the Shares’ net asset value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the following:  the nearest to spot month March, April, October and November Henry Hub Natural Gas Futures Contracts traded on the New York Mercantile Exchange (“NYMEX”), weighted 25% equally in each contract month. (This weighted average of the four referenced Natural Gas Futures Contracts is referred to herein as the “NAGS Benchmark,” and the four Natural Gas Futures Contracts that at any given time make up the Benchmark are referred to herein as the “NAGS Benchmark Component Futures Contracts.”)

NAGS commenced investment operations on February 1, 2011 and has a fiscal year ending December 31. NAGS’ sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

On October 22, 2010, NAGS’ initial registration of 40,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On February 1, 2011 NAGS listed its shares on the NYSE Arca under the ticker symbol “NAGS”. On the day prior to that, NAGS issued 200,000 shares in exchange for $5,000,000 at NAGS’ initial NAV of $25 per share. NAGS also commenced investment operations on February 1, 2011 by purchasing commodity futures contracts traded on the NYMEX. On December 31, 2010 NAGS had 4 shares outstanding which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Amendment No. 2 to Form S-1. The operating results from the commencement of operations (February 1, 2011) through March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the market value (as determined by exchange settlement prices) as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits with the futures commission merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ending March 31, 2011 and the year ended December 31, 2010.

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

Creations and Redemptions

Authorized Purchasers may purchase creation baskets consisting of 50,000 shares from NAGS. The amount of the proceeds required to purchase a creation basket will be equal to the net asset value of the shares in the creation basket determined as of 4:00 p.m. New York Time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from NAGS only in blocks of 50,000 shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the net asset value of the shares in the redemption basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period from commencement of operations (February 1, 2011) through March 31, 2011, the Sponsor had two redemption and four creation baskets totaling a net addition to the Fund of 100,000 shares.  As outlined in Amendment No 2 to Form S-1, 100,000 represents two redemption baskets for the Fund and a minimum level of shares.  Therefore, as of March 3, 2011, the Sponsor determined that no further redemptions would be approved until such a time as additional shares were created.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  NAGS had a balance of $2,251,247 and $100 in money market funds at March 31, 2011 and December 31, 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

In determining the value of Natural Gas Futures Contracts, the administrator uses the NYMEX closing price (typically 2:30 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter natural gas interests is determined based on the value of the commodity or futures contract underlying such natural gas interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such natural gas interest.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open natural gas interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.  For the period from commencement of operations (February 1, 2011) through March 31, 2011, the Fund recorded $3,628 in management fees to the Sponsor. The Sponsor has waived, for a period and to be instituted again at the Sponsor’s discretion, the management fee for this Fund. This action by the Sponsor resulted in an approximate $2,000 reduction in expenses to the Fund for the period commencement of operations (February 1, 2011) through March 31, 2011. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.

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

The Funds and the Trust record their derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

Net Income (Loss) per Share

Net income (loss) per share is the difference between the NAV per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units created or redeemed based on the amount of time the units were outstanding during such period.

Note 3 – Fair Value Measurements

 The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2011 (unaudited):

				Balance
Assets:				as of
				March 31,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$2,251,247	$-	$-	$2,251,247
Commodity futures contracts	45,392	-	-	45,392
Total	$2,296,639	$-	$-	$2,296,639

				Balance
Liabilities:				as of
				March 31,
	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$1,872	$-	$-	$1,872

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended March 31, 2011, the Fund had invested only in natural gas commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended March 31, 2011 (unaudited).

At March 31, 2011, the fair value of derivative instruments were as follows:

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Commodity futures contracts	$45,392	$(1,872)	$43,520

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund from commencement of operations (February 1, 2011) to March 31, 2011:

	Realized loss on	Net change in unrealized gain
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$(324,188)	$43,520

Volume of Derivative Activities

At March 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$2,410,830	50

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period commencement of operations (February 1, 2011) through March 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(0.45)
Total expenses	(0.52)
Net decrease in net asset value	(0.96)
Net asset value at end of period	$24.04
Total Return	(3.84)%
Ratios to Average Net Assets (Annualized)
Total expense	13.65%
Net investment loss	(13.52)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund.  The ratios, excluding non-recurring expenses, have been annualized.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$4,985,142	$100
Commodity futures contracts	381,860	-
Interest receivable	391	-
Other assets	8,304	-
	5,375,697	100

Liabilities

Collateral, due to broker	702
Management fee payable to Sponsor	4,431	-
Other liabilities	33,446	-
Total liabilities	38,579	-

Net Assets	$5,337,118	$100

Shares outstanding	100,002	2

Net asset value per share	$53.37	$50.00

Market value per share (closing price)	$53.37	$-

See accompanying notes.

TEUCRIUM WTI CRUDE OIL FUND

SCHEDULE OF INVESTMENTS
March 31, 2011
(Unaudited)

	Fair	Percentage of	Notional
Description	Value	Net Assets	Amount

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (17 contracts, settlement date May 20, 2011)	$162,962	3.05%	$1,823,080
WTI crude oil futures (15 contracts, settlement date November 18, 2011)	128,790	2.41	1,624,950
WTI crude oil futures (18 contracts, settlement date November 16, 2012)	90,108	1.69	1,891,800
	$381,860	7.15%	$5,339,830

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$4,985,142	93.41%

See accompanying notes.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENT OF OPERATIONS
(Unaudited)
From Commencement of
Operations (February 23, 2011)
through March 31, 2011
Income
Realized and unrealized gain on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$5,500
Net change in unrealized appreciation or depreciation on commodity futures contracts	381,860
Interest income	506
Total income	387,866

Expenses
Management fee	5,259
Professional fees	14,517
Distribution and marketing fee	11,935
Custodian fees and expenses	13,097
Brokerage commissions	207
Other expenses	5,833
Total expenses	50,848

Net income	$337,018

Net income per share	$3.37
Net income per weighted average share	$3.37
Weighted average shares outstanding	100,002

See accompanying notes.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)
From Commencement of
Operations (February 23, 2011)
through March 31, 2011
Operations
Net Income	$337,018

Capital transactions
Issuance of 100,000 Shares	5,000,000
Net change in net assets	5,337,018

Net assets, beginning of period	100

Net assets, end of period	$5,337,118
Net asset value per share at beginning of period	$50.00

At end of period	$53.37

See accompanying notes.

TEUCRIUM WTI CRUDE FUND

STATEMENT OF CASH FLOWS
(Unaudited)

From commencement of
operations (February 23, 2011)
through March 31, 2011
Cash Flows from Operating Activities:
Net income	$337,018
Adjustments to reconcile net income to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(381,860)
Changes in operating assets and liabilities:
Collateral, due from broker	-
Interest receivable	(391)
Other assets	(8,304)
Collateral, due to broker	702
Management fee payable to Sponsor	4,431
Other liabilities	33,446
Net cash used in operating activities	(14,958)

Cash Flows from Financing Activities:
Proceeds from sale of Shares	5,000,000

Net change in cash and cash equivalents	4,985,042
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$4,985,142

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

March 31, 2011
(Unaudited)

Note 1 – Organization and Operation

Teucrium WTI Crude Oil Fund (“CRUD” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009.  CRUD issues common units, called the “Shares”, representing fractional undivided beneficial interests in the Fund. CRUD continuously offers creation baskets consisting of 25,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Marketing Agent”).   Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CRUD,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for crude oil interests.  The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

The investment objective of CRUD is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for futures contracts for WTI crude oil, also known as Texas Light Sweet crude oil (“Oil Futures Contracts”) traded on the NYMEX, specifically (1) the nearest to spot June or December Oil Futures Contract, weighted 35%; (2) the June or December Oil Futures Contract following the aforementioned (1), weighted 30%; and (3) the next December Oil Future Contract that immediately follows the aforementioned (2), weighted 35%. (This weighted average of the three referenced WTI Crude Oil Futures Contracts is referred to herein as the “CRUD Benchmark,” and the three WTI Crude Oil Futures Contracts that at any given time make up the Benchmark are referred to herein as the “CRUD Benchmark Component Futures Contracts.”)

CRUD commenced investment operations on February 23, 2011 and has a fiscal year ending December 31. CRUD’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

On October 22, 2010, CRUD’s initial registration of 15,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On February 23, 2011 CRUD listed its shares on the NYSE Arca under the ticker symbol “CRUD”. On the day prior to that, CRUD issued 100,000 shares in exchange for $5,000,000 at CRUD’s initial NAV of $50 per share. CRUD also commenced investment operations on February 23, 2011 by purchasing commodity futures contracts traded on the NYMEX. On December 31, 2010, CRUD had 2 shares outstanding which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Amendment No. 2 to Form S-1. The operating results from the commencement of operations (February 23, 2011) through March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the market value (as determined by exchange settlement prices) as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits with the futures commission merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ending March 31, 2011 and the year ended December 31, 2010.

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

Creations and Redemptions

Authorized Purchasers may purchase creation baskets consisting of 25,000 shares from CRUD. The amount of the proceeds required to purchase a creation basket will be equal to the net asset value of the shares in the creation basket determined as of 4:00 p.m. New York Time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from CRUD only in blocks of 25,000 shares called “redemption baskets”. The amount of the redemption proceeds for a redemption basket will be equal to the net asset value of the shares in the redemption basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period from commencement of operations (February 23, 2011) through March 31, 2011, the Sponsor had four creation baskets totaling a net addition to the Fund of 100,000 shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  CRUD had a balance of $4,985,142 and $100 in money market funds at March 31, 2011 and December 31, 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

In determining the value of WTI Crude Oil Futures Contracts, the administrator uses the NYMEX closing price (typically 2:30 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter crude oil interests is determined based on the value of the commodity or futures contract underlying such crude oil interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such crude oil interest.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open crude oil interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period from commencement of operations (February 23, 2011) through March 31, 2011, the Fund recorded $5,259 in management fees to the Sponsor. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.

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

The Funds and the Trust record their derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

Net Income (Loss) per Share

Net income (loss) per share is the difference between the NAV per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units created or redeemed based on the amount of time the units were outstanding during such period.

Note 3 – Fair Value Measurements

 The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2011 (unaudited):

				Balance
				as of
				March 31,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$4,985,142	$-	$-	$4,985,142
Commodity futures contracts	381,860	-	-	381,860
Total	$5,367,002	$-	$-	$5,367,002

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended March 31, 2011, the Fund had invested only in crude oil commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended March 31, 2011.

At March 31, 2011, the fair value of derivative instruments were as follows:

Primary underlying risk	Asset derivatives
Commodity price
Commodity futures contracts	$381,860

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund from commencement of operations (February 23, 2011) to March 31, 2011:

	Realized gain on	Net change in unrealized gain
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$5,500	$381,860

Volume of Derivative Activities

At March 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$5,339,830	50

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period commencement of operations (February 23, 2011) through March 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$50.00
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	3.87
Total expenses	(0.51)
Net increase in net asset value	3.37
Net asset value at end of period	$53.37
Total Return	6.74%
Ratios to Average Net Assets (Annualized)
Total expense	9.41%
Net investment loss	(9.31)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund.  The ratios, excluding non-recurring expenses, have been annualized.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash	$100	$100
Total assets	100	100

Net assets	$100	$100

Shares outstanding	4	4

Net asset value per share	$25.00	$25.00

See accompanying notes.

Teucrium Soybean Fund

NOTES TO STATEMENTS OF ASSETS AND LIABILITIES

March 31, 2011
 (Unaudited)

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

On March 9, 2011, a pre-effective amendment to the initial June 12, 2010 registration statement was filed with the Securities and Exchange Commission (“SEC”).  As of March 31, 2011 the Sponsor was awaiting SEC approval of that registration.

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ net asset value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”).  Except as described in the following paragraph, the three Soybean Futures Contracts will be: (1) second-to-expire CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%.

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

The Fund will create and redeem shares only in blocks called creation baskets and redemption baskets, respectively.  Only authorized purchasers may purchase or redeem creation baskets or redemption baskets.  An authorized purchaser is under no obligation to create or redeem baskets, and an authorized purchaser is under no obligation to offer to the public shares of any baskets it does create.  Baskets will generally be created when there is a demand for shares, including, but not limited to, when the market price per unit is at (or perceived to be at) a premium to the NAV per share.  Authorized purchasers will then sell such shares, which will be listed on the New York Stock Exchange (“NYSE”) Arca, to the public at per-unit offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of the Fund at the time the authorized purchaser purchased the creation baskets and the NAV at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Soybean Futures Contracts market and the market for Other Soybean Interests.  The prices of shares offered by authorized purchasers are expected to fall between the Fund’s NAV and the trading price of the shares on the NYSE Arca at the time of sale.  Similarly, baskets will generally be redeemed when the market price per share is at (or perceived to be at) a discount to the NAV per share.  Retail investors seeking to purchase or sell shares on any day are expected to affect such transactions in the secondary market, on the NYSE Arca, at the market price per share, rather than in connection with the creation or redemption of baskets.

The accompanying unaudited statement of assets and liabilities has been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, does not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s statement of assets and liabilities for the interim period. It is suggested that this interim statement of assets and liabilities be read in conjunction with the statement of assets and liabilities, and related notes included in the 2010 Form 10-K/A.

Sponsor Fee

Under the Trust Agreement, the Sponsor will be responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor will arrange for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Fund will pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund will also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements with the exception of certain initial implementation services fees and base services fees which will be paid by the Sponsor.

Income Taxes

For tax purposes, the Fund will be treated as a partnership.  The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.   Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of March 31, 2011 or December 31, 2010.

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

The Fund will receive the proceeds from shares sold or will pay for redeemed shares within three business days after the trade date of the purchase or redemption, respectively. The amounts due from Authorized Purchasers will be reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption will be reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.

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

In determining the value of Soybean Futures Contracts, the Administrator will use the CBOT closing price (typically 2:15 p.m. New York time), except that the “fair value” of a Soybean Futures Contract  may be used when Soybean Futures Contracts close at their price fluctuation limit for the day.  The Administrator will determine the value of all other Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the Administrator and the Trust.  The value of Cleared Soybean Swaps and over-the-counter Soybean Interests will be determined based on the value of the commodity or Futures Contract underlying such Soybean Interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such Soybean Interest.  Treasury Securities held by the Fund will be valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  NAV will include any unrealized profit or loss on open Soybean Interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

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

Note 2 - Organizational and Offering Costs

Expenses incurred in organizing of the Fund and the initial offering of the shares, including applicable SEC registration fees will be borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 3 – Subsequent Events

On April 25, 2011, a second pre-effective amendment to the initial June 12, 2010 registration statement was filed with the SEC.  As of May 13, 2011, the Sponsor was awaiting SEC approval of that registration.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash	$100	$100
Total assets	100	100

Net assets	$100	$100

Shares outstanding	4	4

Net asset value per share	$25.00	$25.00

See accompanying notes.

Teucrium Sugar Fund

NOTES TO STATEMENTS OF ASSETS AND LIABILITIES

March 31, 2011
(Unaudited)

Note 1 — Organization and Business

Teucrium Sugar Fund (the “Fund” or “CANE”) is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).  The Fund was formed on July 31, 2010 and is managed and controlled by Teucrium Trading, LLC (the “Sponsor”). The Sponsor is a limited liability company formed in Delaware on July 28, 2009 that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

On March 9, 2011, a pre-effective amendment to the initial June 12, 2010 registration statement was filed with the Securities and Exchange Commission (“SEC”).  As of March 31, 2011 the Sponsor was awaiting SEC approval of that registration.

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ net asset value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”), specifically: (1) the second-to-expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third-to-expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%.

The Fund seeks to achieve its investment objective by investing under normal market conditions in Benchmark Component Futures Contracts or, in certain circumstances, in other Sugar Futures Contracts traded on ICE Futures or the New York Mercantile Exchange (“NYMEX”), or on foreign exchanges.  In addition, and to a limited extent, the Fund also may invest in exchange-traded options on Sugar Futures Contracts and in sugar-based swap agreements that are cleared through ICE Futures or its affiliated provider of clearing services (“Cleared Sugar Swaps”) in furtherance of the Fund's investment objective.  Once accountability levels in Sugar No. 11 Futures Contracts traded on ICE Futures are applicable, the Fund's intention is to invest first in Cleared Sugar Swaps to the extent practicable under the accountability levels applicable to Cleared Sugar Swaps and appropriate in light of the liquidity in the Cleared Sugar Swap market, and then in contracts and instruments such as cash-settled options on Sugar Futures Contracts and forward contracts, swaps other than Cleared Sugar Swaps, and other over-the-counter transactions that are based on the price of sugar and Sugar Futures Contracts (collectively, “Other Sugar Interests,” and together with Sugar Futures Contracts and Cleared Sugar Swaps, “Sugar Interests”).  By utilizing certain or all of these investments, the Sponsor will endeavor to cause the Fund's performance, before taking into account Fund expenses and any interest income from the cash, cash equivalents and U.S. Treasury securities held by the Fund, to closely track that of the Benchmark.  The Sponsor expects to manage the Fund’s investments directly, although it has been authorized by the Trust to retain, establish the terms of retention for, and terminate third-party commodity trading advisors to provide such management.  The Sponsor is also authorized to select futures commission merchants to execute the Fund’s transactions in Sugar Futures Contracts.

The Fund will invest in Sugar Interests to the fullest extent possible without being leveraged or unable to satisfy its expected current or potential margin or collateral obligations with respect to its investments in Sugar Interests.  After fulfilling such margin and collateral requirements, the Fund will invest the remainder of its proceeds from the sale of baskets in obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).  Therefore, the focus of the Sponsor in managing the Fund will be investing in Sugar Interests and in Treasury Securities, cash and/or cash equivalents.  The Fund will earn interest income from the Treasury Securities and/or cash equivalents that it purchases and on the cash it holds through the Fund’s custodian, the Bank of New York Mellon (the “Custodian”).

The Fund will create and redeem Shares only in blocks called Creation Baskets and Redemption Baskets, respectively.  Only Authorized Purchasers may purchase or redeem Creation Baskets or Redemption Baskets.  An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public Shares of any baskets it does create.  Baskets will generally be created when there is a demand for Shares, including, but not limited to, when the market price per share is at (or perceived to be at) a premium to the NAV per share.  Authorized purchasers will then sell such units, which will be listed on the New York Stock Exchange (“NYSE”) Arca, to the public at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of the Fund at the time the authorized purchaser purchased the creation baskets and the NAV at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Sugar Futures Contracts market and the market for Other Sugar Interests.  The prices of units offered by authorized purchasers are expected to fall between the Fund’s NAV and the trading price of the units on the NYSE Arca at the time of sale.  Similarly, baskets will generally be redeemed when the market price per share is at (or perceived to be at) a discount to the NAV per share.  Retail investors seeking to purchase or sell Shares on any day are expected to effect such transactions in the secondary market, on the NYSE Arca, at the market price per share, rather than in connection with the creation or redemption of baskets.

The accompanying unaudited statement of assets and liabilities has been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, does not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s statement of assets and liabilities for the interim period. It is suggested that this interim statement of assets and liabilities be read in conjunction with the statement of assets and liabilities, and related notes included in the 2010 Form 10-K/A.

 Sponsor Fee

Under the Trust Agreement, the Sponsor will be responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor will arrange for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Fund will pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent units after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund will also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements with the exception of certain initial implementation services fees and base services fees which will be paid by the Sponsor.

Income Taxes

For tax purposes, the Fund will be treated as a partnership.  The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.   Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of March 31, 2011 or December 31, 2010.

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

The Fund will receive the proceeds from units sold or will pay for redeemed units within three business days after the trade date of the purchase or redemption, respectively. The amounts due from Authorized Purchasers will be reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption will be reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.

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

In determining the value of Sugar Futures Contracts, the Administrator will use the ICE Futures closing price (typically 2:00 p.m. New York time), except that the “fair value” of a Sugar Futures Contract  may be used when Sugar Futures Contracts close at their price fluctuation limit for the day.  The Administrator will determine the value of all other Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the Administrator and the Trust.  The value of Cleared Sugar Swaps and over-the-counter Sugar Interests will be determined based on the value of the commodity or Futures Contract underlying such Sugar Interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such Sugar Interest.  Treasury Securities held by the Fund will be valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  NAV will include any unrealized profit or loss on open Sugar Interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

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

Note 2 - Organizational and Offering Costs

Expenses incurred in organizing of the Fund and the initial offering of the shares, including applicable SEC registration fees will be borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 3 – Subsequent Events

On April 25, 2011, a second pre-effective amendment to the initial June 12, 2010 registration statement was filed with the SEC.  As of May 13, 2011, the Sponsor was awaiting SEC approval of that registration.

TEUCRIUM WHEAT FUND

 STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash	$100	$100
Total assets	100	100

Net assets	$100	$100

Shares outstanding	4	4

Net asset value per share	$25.00	$25.00

See accompanying notes.

Teucrium Wheat Fund

NOTES TO STATEMENT OF ASSETS AND LIABILITIES

March 31, 2011
(Unaudited)

Note 1 — Organization and Business

Teucrium Wheat Fund (the “Fund” or “WEAT”) is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).  The Fund was formed on July 31, 2010 and is managed and controlled by Teucrium Trading, LLC (the “Sponsor”). The Sponsor is a limited liability company formed in Delaware on July 28, 2009 that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

On March 9, 2011, a pre-effective amendment to the initial June 12, 2010 registration statement was filed with the Securities and Exchange Commission (“SEC”).  As of March 31, 2011 the Sponsor was awaiting SEC approval of that registration.

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

The Fund seeks to achieve its investment objective by investing under normal market conditions in Benchmark Component Futures Contracts or, in certain circumstances, in other Wheat Futures Contracts traded on the CBOT, the Kansas City Board of Trade, or the Minneapolis Grain Exchange, or on foreign exchanges.  In addition, and to a limited extent, the Fund also may invest in exchange-traded options on Wheat Futures Contracts and in wheat-based swap agreements that are cleared through the CBOT or its affiliated provider of clearing services (“Cleared Wheat Swaps”) in furtherance of the Fund's investment objective.  Once position limits in CBOT Wheat  Futures Contracts are applicable, the Fund's intention is to invest first in Cleared Wheat Swaps to the extent practicable under the position limits applicable to Cleared Wheat Swaps and appropriate in light of the liquidity in the Cleared Wheat Swap market, and then in contracts and instruments such as cash-settled options on Wheat Futures Contracts and forward contracts, swaps other than Cleared Wheat Swaps, and other over-the-counter transactions that are based on the price of wheat and Wheat Futures Contracts (collectively, “Other Wheat Interests,” and together with Wheat Futures Contracts and Cleared Wheat Swaps, “Wheat Interests”).  By utilizing certain or all of these investments, the Sponsor will endeavor to cause the Fund's performance to closely track that of the Benchmark.  The Sponsor expects to manage the Fund’s investments directly, although it has been authorized by the Trust to retain, establish the terms of retention for, and terminate third-party commodity trading advisors to provide such management.  The Sponsor is also authorized to select futures commission merchants to execute the Fund’s transactions in Wheat Futures Contracts.

The Fund will invest in Wheat Interests to the fullest extent possible without being leveraged or unable to satisfy its expected current or potential margin or collateral obligations with respect to its investments in Wheat Interests.  After fulfilling such margin and collateral requirements, the Fund will invest the remainder of its proceeds from the sale of baskets in obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).  Therefore, the focus of the Sponsor in managing the Fund will be investing in Wheat Interests and in Treasury Securities, cash and/or cash equivalents.  The Fund will earn interest income from the Treasury Securities and/or cash equivalents that it purchases and on the cash it holds through the Fund’s custodian, the Bank of New York Mellon (the “Custodian”).

The Fund will create and redeem shares only in blocks called creation baskets and redemption baskets, respectively.  Only authorized purchasers may purchase or redeem creation baskets or redemption baskets.  An authorized purchaser is under no obligation to create or redeem baskets, and an authorized purchaser is under no obligation to offer to the public shares of any baskets it does create.  Baskets will generally be created when there is a demand for shares, including, but not limited to, when the market price per unit is at (or perceived to be at) a premium to the NAV per share.  Authorized purchasers will then sell such shares, which will be listed on the New York Stock Exchange (“NYSE”) Arca, to the public at per-unit offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of the Fund at the time the authorized purchaser purchased the creation baskets and the NAV at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Wheat Futures Contracts market and the market for Other Wheat Interests.  The prices of shares offered by authorized purchasers are expected to fall between the Fund’s NAV and the trading price of the shares on the NYSE Arca at the time of sale.  Similarly, baskets will generally be redeemed when the market price per share is at (or perceived to be at) a discount to the NAV per share.  Retail investors seeking to purchase or sell shares on any day are expected to affect such transactions in the secondary market, on the NYSE Arca, at the market price per share, rather than in connection with the creation or redemption of baskets.

The accompanying unaudited statement of assets and liabilities has been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, does not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s statement of assets and liabilities for the interim period. It is suggested that this interim statement of assets and liabilities be read in conjunction with the statement of assets and liabilities, and related notes included in the 2010 Form 10-K/A.

Sponsor Fee

Under the Trust Agreement, the Sponsor will be responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor will arrange for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Fund will pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent units after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund will also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements with the exception of certain initial implementation services fees and base services fees which will be paid by the Sponsor.

Income Taxes

For tax purposes, the Fund will be treated as a partnership.  Therefore, the Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.   Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of March 31, 2011 or December 31, 2010.

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

The Fund will receive the proceeds from shares sold or will pay for redeemed units within three business days after the trade date of the purchase or redemption, respectively. The amounts due from Authorized Purchasers will be reflected in the Fund’s statements of assets and liabilities as receivable for shares sold and amounts payable to Authorized Purchasers upon redemption will be reflected in the Fund’s statements of assets and liablities as payable for shares redeemed.

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

In determining the value of Wheat Futures Contracts, the Administrator will use the CBOT closing price (typically 2:15 p.m. New York time) , except that the “fair value” of a Wheat Futures Contract  may be used when Wheat Futures Contracts close at their price fluctuation limit for the day.  The Administrator will determine the value of all other Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the Administrator and the Trust.  The value of Cleared Wheat Swaps and over-the-counter Wheat Interests will be determined based on the value of the commodity or Futures Contract underlying such Wheat Interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such Wheat Interest.  Treasury Securities held by the Fund will be valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  NAV will include any unrealized profit or loss on open Wheat Interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

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

Note 2 - Organizational and Offering Costs

Expenses incurred in organizing of the Fund and the initial offering of the shares, including applicable SEC registration fees will be borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 3 – Subsequent Events

On April 25, 2011, a second pre-effective amendment to the initial June 12, 2010 registration statement was filed with the SEC.  As of May 13, 2011, the Sponsor was awaiting SEC approval of that registration.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Teucrium Commodity Trust’s (the “Trust’s”) forward-looking statements are not guarantees of future results and condition, and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, Teucrium Trading, LLC (the “Sponsor”) undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

Teucrium Commodity Trust (“Trust”) is a Delaware statutory trust organized on September 11, 2009, and is a series trust. The Teucrium Corn Fund (“CORN”) was the first commodity pool that is a series of the Trust, and as of June 9, 2010, shares of CORN could be purchased and sold on the New York Stock Exchange (“NYSE”) Arca.  In 2010, registration statements were also filed to register units of the Teucrium WTI Crude Oil Fund (“CRUD”), Teucrium Natural Gas Fund (“NAGS”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), and Teucrium Wheat Fund (“WEAT”), which would represent additional future series of the Trust.  All these series of the Trust for which registration statements had been filed and/or approved as of March 31, 2011 are collectively referred to as the “Funds” and singularly as the “Fund.” The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund.  The Trust and the Funds operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

On October 22, 2010, the Forms S-1 for NAGS and CRUD were declared effective by the Securities and Exchange Commission (“SEC”). On January 31, 2011, four creation baskets for NAGS were issued representing 200,000 shares and $5,000,000. NAGS began trading on the NYSE Arca on February 1, 2011. On February 22, 2011, four creation baskets for CRUD were issued representing 100,000 shares and $5,000,000.  CRUD began trading on the NYSE Arca on February 23, 2011. Amended registration statements for CANE, SOYB and WEAT were filed with the SEC on March 9, 2011, and as of March 31, 2011, these were pending regulatory approval.  The Teucrium Corn Fund, the Teucrium Natural Gas Fund and the Teucrium WTI Crude Oil Fund are collectively referred to as the “Operating Funds” and singularly referred to as the “Operating Fund.”

The Funds are designed and managed so that the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for specific futures contracts. Each Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts that expire in a specific month and trade on a specific exchange in the commodities comprising the Benchmark, as defined below. Each Operating Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the commodity broker of the Funds as margin.

The Investment Objective of the Funds

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

The investment objective of NAGS is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the following:  the nearest to spot month March, April, October and November Henry Hub Natural Gas Futures Contracts traded on the New York Mercantile Exchange (“NYMEX”), weighted 25% equally in each contract month.

The investment objective of CRUD is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for futures contracts for WTI crude oil, also known as Texas Light Sweet crude oil (“Oil Futures Contracts”) traded on the NYMEX, specifically (1) the nearest to spot June or December Oil Futures Contract, weighted 35%; (2) the June or December Oil Futures Contract following the aforementioned (1), weighted 30%; and (3) the next December Oil Future Contract that immediately follows the aforementioned (2), weighted 35%.

The investment objective of SOYB is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the CBOT.  Except as described in the following paragraph, the three Soybean Futures Contracts will be: (1) second-to-expire CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%.

The investment objective of CANE is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”), specifically: (1) the second-to-expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third-to-expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%.

The investment objective of WEAT is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the CBOT, specifically: (1) the second-to-expire CBOT Wheat Futures Contract, weighted 35%, (2) the third-to-expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%.

This weighted average of the referenced specific Futures Contracts for each Fund is referred to herein as the “Benchmark,” and the specific Futures Contracts that at any given time make up the Benchmark for that Fund and are referred to herein as the “Benchmark Component Futures Contracts.”

The notional amount of each Benchmark Component Futures Contract included in each Benchmark is intended to reflect the changes in market value of each such Benchmark Component Futures Contract within the Benchmark. The closing level of each Benchmark is calculated on each business day by the Bank of New York Mellon (the “Administrator”) based on the closing price of the futures contracts for each of the underlying Benchmark Component Futures Contracts and the notional amounts of such Benchmark Component Futures Contracts.

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2011, Benchmark Component Futures Contracts weights for each of the Operating Funds:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures
(726 contracts, settlement date July 14, 2011)	$26,807,550	36
CBOT Corn Futures
(666 contracts, settlement date September 14, 2011)	22,477,500	30
CBOT Corn Futures
(817 contracts, settlement date December 14, 2011)	25,939,750	34

Total at March 31, 2011	$75,224,800	100%

NAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX Natural Gas Futures
(13 contracts, settlement date September 28, 2011)	$600,210	25
NYMEX Natural Gas Futures
(13 contracts, settlement date October 27, 2011)	620,100	26
NYMEX Natural Gas Futures
(12 contracts, settlement date February 27, 2012)	604,560	25
NYMEX Natural Gas Futures
(12 contracts, settlement date March 28, 2012)	585,960	24

Total at March 31, 2011	$2,410,830	100%

CRUD Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX WTI Crude Oil Futures
(17 contracts, settlement date May 20, 2011)	$1,823,080	34
NYMEX WTI Crude Oil Futures
(15 contracts, settlement date November 18, 2011)	1,624,950	31
NYMEX WTI Crude Oil Futures
(18 contracts, settlement date November 16, 2012)	1,891,800	35

Total at March 31, 2011	$5,339,830	100%

The price relationship between the near month Futures Contract to expire and the Benchmark Component Futures Contracts will vary and may impact both the total return of each Fund over time and the degree to which such total return tracks the total return of the price indices related to the commodity of each Fund.  In cases in which the near month contract’s price is lower than later-expiring contracts’ prices (a situation known as “contango” in the futures markets), then absent the impact of the overall movement in commodity prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration.  In cases in which the near month contract’s price is higher than later-expiring contracts’ prices (a situation known as “backwardation” in the futures markets), then absent the impact of the overall movement in a Fund’s prices the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration.

The total portfolio composition for each Operating Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com; for NAGS is www.teucriumnagsfund.com; and for CRUD is www.teucriumcrudfund.com. These sites are accessible at no charge.  The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract and Cleared Swap (for example, like Corn Futures Contracts, Cleared Corn Swaps are standardized as to certain material economic terms, including that each such swap be for a quantity of 5,000 bushels, which permits less flexibility in their structuring than with over-the-counter Corn Interests. The two parties to a Cleared Corn Swap agree on the specific fixed price component and the calendar month of expiration, and agree to submit the Cleared Corn Swap to the clearing organization. The clearing organization assumes the credit risk relating to the transaction, which effectively eliminates the creditworthiness of the counterparty as a risk. Unlike Corn Futures Contracts, Cleared Corn Swaps call for settlement in cash, and do not permit settlement by delivery or receipt of physical corn), the specific types of Other Interests (in addition to futures contracts, options on futures contracts and cleared swaps, derivative contracts that are tied to various commodities are entered into outside of public exchanges.  These “over-the-counter” contracts are entered into between two parties in private contracts.  For example, unlike Futures Contracts and Cleared Corn Swaps, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party, (i.e., the risk that the other party will not be able to perform its obligations under its contract), and characteristics of such Other Interests, the name and value of each Treasury security and cash equivalent, and the amount of cash held in the Fund’s portfolio.

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause the Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts, Cleared Swaps and/or Other Interests.  For example, certain Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire.  Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.  Each Fund might also enter into or hold Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy.  In addition, each Fund might enter into or hold Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons.  By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of the Fund.

The Sponsor employs a “neutral” investment strategy intended to track the changes in the Benchmark of each Fund regardless of whether the Benchmark goes up or goes down.  The Fund’s “neutral” investment strategy is designed to permit investors generally to purchase and sell the Fund’s Shares for the purpose of investing indirectly in the commodity-specific market in a cost-effective manner.  Such investors may include participants in the specific industry and other industries seeking to hedge the risk of losses in their commodity specific-related transactions, as well as investors seeking exposure to that commodity market.  Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in the commodity-specific market and/or the risks involved in hedging may exist.  In addition, an investment in a Fund involves the risks that the changes in the price of the Fund’s Shares will not accurately track the changes in the Benchmark, and that changes in the Benchmark will not closely correlate with changes in the price of the commodity on the spot market.  The Sponsor does not intend to operate each Fund in a fashion such that its per share NAV equals, in dollar terms, the spot price of the commodity or the price of any particular commodity-specific Futures Contract.

The Sponsor

Teucrium Trading, LLC (the “Sponsor” or “Teucrium Trading”) is the sponsor of the Trust and each of the series of the Trust. The Sponsor is a Delaware limited liability company, formed on July 28, 2009. The principal office is located at 232 Hidden Lake Road, Brattleboro, Vermont 05301. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and became a member of the National Futures Association (“NFA”) on November 10, 2009. The Trust and the Funds operate pursuant to the Trust Agreement.

The Sponsor established the Trust and caused the Trust to establish the first series, the Corn Fund, which commenced offering its Shares to the public on June 9, 2010. Two additional series of the Trust, the Natural Gas Fund and the Crude Oil Fund, commenced offering of Shares in February 2011.  On March 9, 2011, the Sponsor filed with the SEC registration statements for three additional series, namely the Teucrium Sugar Fund, the Teucrium Soybean Fund, and the Teucrium Wheat Fund. Aside from establishing these series, operating those series that have commenced offering their Shares, and obtaining capital from a small number of outside investors in order to engage in these activities, the Sponsor did not engage in any business activity. Under the Trust Agreement, the Sponsor is solely responsible for the management, and conducts or directs the conduct of the business of the Trust, the Funds, and any other Fund that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by firms designated as “Authorized Purchasers” and to manage the Funds’ investments, including to evaluate the credit risk of futures commission merchants and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Funds’ Shares and the conduct of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting the Trustee, Administrator, Marketing Agent, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and providing any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Funds.

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

Performance Summary

This report covers the period from the commencement of operation to March 31, 2011, for each Operating Fund. CORN commenced trading on the NYSE Arca on June 9, 2010, while NAGS and CRUD commenced operations on February 1, 2011, and February 23, 2011, respectively.

The performance of each Operating Fund for the period January 1, 2011 to March 31, 2011 and the exchange-traded Shares are detailed below in “Results of Operations.”  Past performance of a Fund is not necessarily indicative of future performance.

CORN Per Share Operation Performance
Net asset value (“NAV”) at beginning of period	$39.06
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	5.44
Total expenses	(0.25)
Net increase in net asset value	5.20
Net asset value end of period	$44.26
Total Return	13.32%
Ratios to Average Net Assets (Annualized)
Total expense	2.43%
Net investment loss	(2.30)%

NAGS Per Share Operation Performance
Net asset value (“NAV”) at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(0.45)
Total expenses	(0.52)
Net decrease in net asset value	(0.96)
Net asset value end of period	$24.04
Total Return	(3.84)%
Ratios to Average Net Assets (Annualized)
Total expense	13.65%
Net investment loss	(13.52)%

CRUD Per Share Operation Performance
Net asset value (“NAV”) at beginning of period	$50.00
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	3.87
Total expenses	(0.51)
Net increase in net asset value	3.37
Net asset value end of period	$53.37
Total Return	6.74%
Ratios to Average Net Assets (Annualized)
Total expense	9.41%
Net investment loss	(9.31)%

Calculating NAV

The NAV of each Fund is calculated by:

•       Taking the current market value of its total assets, and

•       Subtracting any liabilities.

The Administrator calculates the NAV of each Operating Fund once each trading day.  It calculates NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m., New York time.  The NAV for a particular trading day will be released after 4:15 p.m., New York time.

In determining the value of the Futures Contracts for each Operating Fund, the Administrator uses the closing price (typically 2:15 p.m. New York time for the CBOT and 2:30 p.m., New York time, for the NYMEX).  The Administrator determines the value of all other investments for each Operating Fund as of the earlier of the close of the New York Stock Exchange or 4:00 p.m., New York time, in accordance with the current Services Agreement between the Administrator and the Trust.  The value of Cleared Swaps and over-the-counter Interests will be determined based on the value of the commodity or Futures Contract underlying such Interest, except that a fair value may be determined if the Sponsor believes that a Fund is subject to significant credit risk relating to the counterparty to such Interest.  Treasury Securities held by the Operating Fund are valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  The NAV includes any unrealized profit or loss on open Interests and any other credit or debit accruing to each Fund but unpaid or not received by the Operating Fund.

In addition, in order to provide updated information relating to the Operating Funds for use by investors and market professionals, the NYSE Arca calculates and disseminate throughout the trading day an updated “indicative fund value” for each Operating Fund. The indicative fund value is calculated by using the prior day’s closing NAV per share of the Operating Fund as a base and updating that value throughout the trading day to reflect changes in the value of the Operating Fund’s commodity Interests during the trading day.  Changes in the value of Treasury Securities and cash equivalents will not be included in the calculation of indicative value.  For this and other reasons, the indicative fund value disseminated during NYSE Arca trading hours should not be viewed as an actual real time update of the NAV for each Operating Fund.  The NAV is calculated only once at the end of each trading day.

The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m., New York time, to 4:00 p.m., New York time.  The normal trading hours for Corn Futures Contracts on the CBOT are 10:30 a.m., New York time, to 2:15 p.m. New York time, while the normal trading hours for Natural Gas and WTI Crude Oil Futures Contracts on the NYMEX are 9:00 a.m., New York time, to 2:30 p.m., New York time.  This means that there is a gap in time at the beginning and the end of each day during which the Operating Fund’s Shares are traded on the NYSE Arca, but, for example, real-time CBOT trading prices for Corn Futures Contracts traded on such Exchange are not available.  As a result, during those gaps there will be no update to the indicative fund values.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines.  In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund values provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of Shares of the Operating Funds on the NYSE Arca.  Investors and market professionals are able throughout the trading day to compare the market price of each Operating Fund and its indicative fund value.  If the market price of the Shares of an Operating Fund diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades.  For example, if an Operating Fund appears to be trading at a discount compared to the indicative fund value, a market professional could buy an Operating Fund’s Shares on the NYSE Arca, aggregate them into Redemption Baskets, and receive the NAV of such Shares by redeeming them to the Trust.  Such arbitrage trades can tighten the tracking between the market price of an Operating Fund and the indicative fund value and thus can be beneficial to all market participants.

Critical Accounting Policies

The Trust’s critical accounting policies for all the Funds, those that are currently operating and those that will operate in the future, are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally-accepted accounting principles (“GAAP”) requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

The Funds hold a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses.

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Funds use unadjusted quoted market prices in active markets. GAAP fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See the notes within the financial statements in Item 1 for further information.

Unrealized gains or losses on open contracts are reflected in the statements of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations. The Funds earn interest on assets denominated in U.S. dollars on deposit with the futures commission merchant at 85% of the overnight of Federal Funds Rate. In addition, the Funds earn interest on funds held at the custodian at prevailing market rates earned on such investments.

 Credit Risk

When any of the Funds enter into commodity Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations.  For purposes of credit risk, the counterparty for the Futures Contracts traded on the CBOT, NYMEX, and ICE and for Cleared Swaps is the clearinghouse associated with those exchanges.  In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk.  Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions.  Unlike in the case of exchange-traded futures contracts, the counterparty to an over-the-counter Corn Interest contract is generally a single bank or other financial institution.  As a result, there will be greater counterparty credit risk in over-the-counter transactions.  There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to any of the Funds.

The Sponsor will attempt to manage the credit risk of each Fund by following certain trading limitations and policies.  In particular, each Fund intends to post margin and collateral and/or hold liquid assets that will be equal to approximately the face amount of the Interests it holds.  The Sponsor will implement procedures that will include, but will not be limited to, executing and clearing trades and entering into over-the-counter transactions only with parties it deems creditworthy and/or requiring the posting of collateral by such parties for the benefit of each Fund to limit its credit exposure.

Any commodity broker for any of the Funds, when acting as the futures commission merchant in accepting orders to purchase or sell futures contracts on United States exchanges, will be required by CFTC regulations to separately account for and treat as belonging to the Fund all of the Fund’s assets that relate to domestic futures contract trading.  These commodity brokers are not allowed to commingle the assets of that Fund with the commodity broker’s other assets, although commodity brokers are allowed to commingle the assets of multiple customers in a bulk segregated account.  In addition, the CFTC requires commodity brokers to hold in a secure account the assets of each Fund related to foreign futures contract trading.

Liquidity and Capital Resources

All of the sources of capital for each Fund are derived from the offering of Shares to Authorized Purchasers. Authorized Purchasers may then subsequently redeem such Shares. The Funds in turn allocate their net assets to commodities trading. A significant portion of the Net Asset Value is held in United States Treasury securities and cash and cash equivalents, which is used as margin for each Fund’s trading in commodities. The percentage that United States Treasury securities bear to the total net assets will vary from period to period as the market values of each Fund’s commodity Interests change. The balance of the net assets is held in each Fund’s commodity trading account. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

The investments of each Fund in commodity Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, for the Corn Fund, the CBOT limits the fluctuations in Corn Futures Contract prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a Corn Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit.  Such market conditions could prevent a Fund from promptly liquidating a position in Futures Contracts.

 Market Risk

Trading in commodity Interests such as Futures Contracts will involve the Funds entering into contractual commitments to purchase or sell specific amounts of commodities at a specified date in the future.  The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of each Fund as each Fund intends to close out any open positions prior to the contractual expiration date.  As a result, each Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts.  The Funds consider the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts.  The market risk associated with the commitment by the Funds to purchase a specific commodity will be limited to the aggregate face amount of the contacts held.

The exposure of the Funds to market risk will depend on a number of factors including the markets for the specific commodity, the volatility of interest rates and foreign exchange rates, the liquidity of the commodity-specific Interest markets and the relationships among the contracts held by each Fund.

Off Balance Sheet Financing

As of March 31, 2011, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

Redemption Basket Obligation

Other than as necessary to meet the investment objective of the Funds and pay the contractual obligations described below, the Funds will require liquidity to redeem Redemption Baskets.  Each Fund intends to satisfy this obligation through the transfer of cash of the Fund (generated, if necessary, through the sale of Treasury Securities) in an amount proportionate to the number of units being redeemed.

Contractual Obligations

The primary contractual obligations of each Fund will be with the Sponsor and certain other service providers.  The Sponsor, in return for its services, will be entitled to a management fee calculated as a fixed percentage of each Fund’s NAV, currently 1.00% of its average net assets.  Each Fund will also be responsible for all ongoing fees, costs and expenses of its operation, including (i) brokerage and other fees and commissions incurred in connection with the trading activities of the Fund; (ii) expenses incurred in connection with registering additional Shares of the Fund or offering Shares of the Fund; (iii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iv) the payment of any distributions related to redemption of Shares; (v) payment for routine services of the Trustee, legal counsel and independent accountants; (vi) payment for routine accounting, bookkeeping, custody and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (vii) postage and insurance; (viii) costs and expenses associated with client relations and services; (ix) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (xi) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto).

While the Sponsor has agreed to pay registration fees to the SEC, FINRA and any other regulatory agency in connection with the offer and sale of the Shares offered through each Fund’s prospectus, the legal, printing, accounting and other expenses associated with such registrations, and the initial fee of $5,000 for listing the Shares on the NYSE Arca, each Fund will be responsible for any registration fees and related expenses incurred in connection with any future offer and sale of Shares of the Fund in excess of those offered through its prospectus.

Each Fund pays its own brokerage and other transaction costs.  The Fund will pay fees to futures commission merchants in connection with its transactions in futures contracts.  Futures commission merchant fees are estimated to be 0.06% annually for each Fund.  In general, transaction costs on over-the-counter Interests and on Treasuries and other short-term securities will be embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.  Other expenses to be paid by the Funds, including but not limited to the fees paid to the Custodian and Marketing Agent with respect to each Fund, are estimated to be 0.34% per Fund once the assets of the Fund reach $100 million.  The Sponsor may, in its discretion, pay or reimburse a Fund for, or waive a portion of its management fee to offset, expenses that would otherwise be borne by that Fund.

Any general expenses of the Trust will be allocated among the Funds and any other series of the Trust as determined by the Sponsor in its sole and absolute discretion.  The Trust is also responsible for extraordinary expenses, including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto.  The Trust and/or the Sponsor may be required to indemnify the Trustee, Marketing Agent or Administrator under certain circumstances.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods as the NAV and trading levels to meet investment objectives for each Fund will not be known until a future date.  These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of each Fund’s existence.  The parties may terminate these agreements earlier for certain reasons listed in the agreements.

Market Outlook

The Corn Market

Corn is the most widely produced livestock feed grain in the United States, and the majority of the United States’ corn crop is used in livestock feed.  Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, and beverage and industrial alcohol.  Additionally, corn is used in ethanol production.

The United States is the world’s leading producer and exporter of corn.  Approximately 85% of U.S. produced corn is sold domestically, while approximately 15% is exported.  Corn grain represented approximately 12 percent of all U.S. agricultural exports by value during 2008.  Besides the United States, other principal world corn exporters include Argentina and China.  Brazil, Ukraine, Romania, and South Africa also produce significant corn exports in certain years.

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

The United States Department of Agriculture (“USDA”) publishes monthly and annual updates for U.S. domestic and worldwide corn production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On April 8, 2011, the USDA released its monthly World Agricultural and Supply and Demand Estimates and estimated that for the Crop Year 2010-2011, the yield per acre for U.S. production would be 152.8 bushels per acre with 88.2 million acres planted and 81.4 million acres harvested.  The total domestic supply of corn is similarly estimated to be 14,175 million bushels with total usage, including exports, forecast at 13,500 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 675 million bushels, down significantly from the 1,708 million bushels for the 2009-2010 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is 18.3 days, the lowest level seen in fifteen years.

Natural Gas and the Natural Gas Market

Natural gas accounts for almost a quarter of U.S. energy consumption.  The price of natural gas is established by the supply and demand conditions in the North American market, and more particularly, in the main refining center of the U.S. Gulf Coast. Natural gas has limited means of transportation and distribution and therefore is not a commodity with a “global” price.  As a result, the natural gas market is mostly affected by events that happen locally or are confined to the North American Continent.  The primary means for transporting natural gas is through pipeline, although natural gas may be liquefied in order to be transported outside the pipeline structure.

There are four main costs, therefore prices, associated with natural gas – wellhead price, transport (long-distance and local distribution), storage and delivery.  Wellhead prices are deregulated in North America.  Transportation costs are regulated by the National Energy Boards and local regulators regulate local distribution costs.  Prices are also measured for different end-users such as residential usage, commercial, industrial or electrical utility.  The largest share of the final price to all end-users is the distribution costs due to the limited means of distribution.  Most large commercial users buy natural gas directly from producers or market makers, thereby reducing price.

Both weather and population changes affect consumption of natural gas.  In addition, alternative fuels and competition from other sources of energy such as oil, wind energy and coal can affect the price of natural gas.

The natural gas market essentially constitutes an auction, where the highest bidder wins the supply.  When markets are “strong” (i.e., when demand is high and/or supply is low), the bidder must be willing to pay a higher premium to capture the supply.  When markets are “weak” (i.e., when demand is low and/or supply is high), a bidder may choose not to outbid competitors, waiting instead for later, possibly lower priced, supplies.  Demand for natural gas by consumers, as well as agricultural, manufacturing and transportation industries, determines overall demand for natural gas.  Since the precursors of product demand are linked to economic activity, natural gas demand will tend to reflect economic conditions.

The NYMEX is the world’s largest physical commodity futures exchange and the dominant market for the trading of energy and precious metals.  The Natural Gas Futures Contracts trades in units of 10,000 MMBtu and is based on delivery at the Henry Hub in Louisiana, the nexus of 16 intra- and interstate natural gas pipeline systems that draw supplies from the region’s prolific gas deposits.  The pipelines serve markets throughout the U.S. East Coast, the Gulf Coast, the Midwest and up to the Canadian border.

The United States Energy Information Administration (“EIA”) publishes daily, weekly, monthly and annual information regarding the natural gas industry, usage and supply estimates. The information is available on the EIA’s website, www.eia.gov, at no charge.

WTI Light, Sweet Crude Oil and the Oil Industry

WTI light, sweet crude oil comprises a blend of several U.S. domestic streams of crude oil delivered to Cushing, Oklahoma, where there are many intersecting pipelines and storage facilities, along with easy access to refiners and suppliers.  WTI light, sweet crude oil flows both inbound and outbound from Cushing.

Light, sweet crudes are preferred by refiners because of the low sulfur content and relatively high yields of high-value products such as gasoline, diesel fuel, heating oil, and jet fuel.  The price of light, sweet crude oil has historically exhibited periods of significant volatility.

Demand for petroleum products by consumers, as well as agricultural, manufacturing and transportation industries, determines demand for crude oil by refiners.  Since product demand is linked to economic activity, crude oil demand will tend to reflect economic conditions.  According to the U.S. Primary Energy Consumption by Source and Sector, for 2009, about 72% of petroleum was used for transportation, 22% by industry, 5% for residential and 1% for electricity production.  Changes in consumer behavior, such as mass transportation initiatives, alternative fuels, and change in economic standards in China and India may change petroleum consumption.  In addition, other factors such as weather also influence product and crude oil demand.

Crude oil supply is determined by economic, political and environmental factors.  Oil prices (along with drilling costs, availability of attractive prospects for drilling, taxes and technology, among other factors) determine exploration and development spending, which influence output capacity with a lag.  In the short run, production decisions by OPEC also affect supply and prices.  Oil export embargoes represent other routes through which political developments move the market.  Oil extraction may also have a significant impact on the environment, from accidents and routine activities such as seismic exploration and drilling.  It is not possible to predict the aggregate effect of all or any combination of these factors.

The United States Energy Information Administration (“EIA”) publishes daily, weekly, monthly and annual information regarding the crude oil industry, usage and supply estimates. The information is available on the EIA’s website, www.eia.gov, at no charge.

The Soybean Market

Soybean production is concentrated in the central U.S., Brazil, Argentina, and China.  The United States Department of Agriculture has estimated that, in 2009, the United States produced approximately 3.36 billion bushels of soybeans or approximately 36% of estimated world production.

The soybean processing industry converts soybeans into soybean meal, soybean hulls, and soybean oil.  Soybean meal and soybean hulls are processed into soy flour or soy protein, which are used by livestock producers and the farm fishing industry as feed.  Soybean oil is sold in multiple grades and is used by the food and chemical industries.  The food industry uses soybean oil in cooking and salad dressings, baking and frying fats, and butter substitutes, among other uses.  In addition, the soybean industry continues to introduce soy-based products as substitutes to various petroleum-based products including lubricants, plastics, ink, crayons and candles.  Soybean oil is also converted to biodiesel for use as fuel.

Standard Soybean Futures Contracts trade on the CBOT in units of 5,000 bushels, although 1,000 bushel “mini-sized” Soybean Futures Contracts also trade.  Three grades of soybean are deliverable under CBOT Soybean Futures Contracts:  Number 1 yellow, which may be delivered at 6 cents per bushel over the contract price; Number 2 yellow, which may be delivered at the contract price; and Number 3 yellow, which may be delivered at 6 cents per bushel under the contract price.  There are seven months each year in which CBOT Soybean Futures Contracts expire:  January, March, May, July, August, September and November.

The United States Department of Agriculture (“USDA”) publishes monthly and annual updates for U.S. domestic and worldwide soybean  production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

The Sugar Market

Sugarcane accounts for about 70% of the world’s sugar production, and sugar beets account for the remainder of the world’s sugar production.  Sugar manufacturers use sugar beets and sugarcane as the raw material from which refined sugar (sucrose) for industrial and consumer use is produced.  Sugar is produced in various forms, including granulated, powdered, liquid, brown, and molasses.  The food industry (in particular, producers of baked goods, beverages, cereal, confections, and dairy products) uses sugar and sugarcane molasses to make sugar-containing food products.  Sugar beet pulp and molasses products are used as animal feed ingredients.  Ethanol is an important by-product of sugarcane processing.  Additionally, the material that is left over after sugarcane is processed is used to manufacture paper, cardboard, and “environmentally friendly” eating utensils.

In 2005, the leading producers of sugarcane were Brazil, India, and China, with Brazil producing about one-third of the world’s sugarcane.  The principal world producers of sugar beets in 2005 included France, Germany, and the U.S.

The United States Department of Agriculture (“USDA”) publishes on U.S. domestic and worldwide sugar production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union and India.  Typically, almost half of the U.S. wheat crop is exported, although the United States also imports wheat, principally from Canada.

There are several types of wheat grown in the U.S., which are classified in terms of color, hardness, and growing season.  CBOT Wheat Futures Contracts call for delivery of #2 soft red winter wheat, which is generally grown in the eastern third of the United States, but other types and grades of wheat may also be delivered in certain circumstances.  (Grade #1 soft red winter wheat may be delivered at 3 cents per bushel over the contract price.)  Winter wheat is planted in the fall and is harvested in the late spring or early summer of the following year, while spring wheat is planted in the spring and harvested in late summer or fall of the same year.

Standard Wheat Futures Contracts trade on the CBOT in units of 5,000 bushels, although 1,000 bushel “mini-wheat” Wheat Futures Contracts also trade.  There are five months each year in which CBOT Corn Futures Contracts expire:  March, May, July, September and December.

The United States Department of Agriculture (“USDA”) publishes monthly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

Benchmark Performance

The Operating Funds are new and have a limited operating history. Investing in commodity Interests subjects the Funds to the risks of the underlying commodity market, and this could result in substantial fluctuations in the price of each Fund’s Shares. Unlike mutual funds, the Funds generally will not distribute dividends to Shareholders. Investors may choose to use the Funds as a means of investing indirectly in the underlying commodity, and there are risks involved in such investments. The Sponsor has limited experience operating a commodity pool. Investors may choose to use the Funds as vehicles to hedge against the risk of loss, and there are risks involved in hedging activities.

During the period from January 1, 2011, through March 31, 2011, (for NAGS and CRUD for those days during this period after which those Funds had commenced operations) the average daily change in the NAV of each Operating Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

Frequency Distribution of Premiums and Discounts

CORN

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor's Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

NAGS

The performance data above for the Teucrium Natural Gas Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor's Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CRUD

The performance data above for the Teucrium WTI Crude Oil Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor's Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

Description

The above frequency distribution charts presents information about the difference between the daily market price for Shares of each Operating Fund and the Operating Fund's reported Net Asset Value per share. The amount that an Operating Fund's market price is above the reported NAV is called the premium. The amount that an Operating Fund's market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that the Operating Fund's NAV is calculated (usually 4:00 p.m., New York time). The horizontal axis of the chart shows the premium or discount expressed in basis points. The vertical axis indicates the number of trading days in the period covered by the chart. Each bar in the chart shows the number of trading days in which the Operating Fund traded within the premium/discount range indicated.

*A unit that is equal to 1/100th of 1% and is used to denote the change in a financial instrument.

NEITHER THE PAST PERFORMANCE OF A FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

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

 None.

Item 1A. Risk Factors.

 Not applicable to Smaller Reporting Companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
On July 31, 2010, the Sponsor made the following capital contributions and received the following shares for that contribution prior to each Fund’s commencement of operations; such shares were sold in private offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended:

1.	a $100 capital contribution to the Teucrium WTI Crude Oil Fund, a separate series of the Trust, in exchange for two shares of such fund;
2.	a $100 capital contribution to the Teucrium Natural Gas Fund, another series of the Trust, in exchange for four shares of such fund;
3.	a $100 capital contribution to the Teucrium Soybean Fund, another series of the Trust, in exchange for four shares of such fund;
4.	a $100 capital contribution to the Teucrium Sugar Fund, another series of the Trust, in exchange for four shares of such fund; and
5.	a $100 capital contribution to the Teucrium Wheat Fund, another series of the Trust, in exchange for four shares of such fund.

(b)
The registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010.  From October 1, 2010 through March 31, 2011, 1,300,000 Shares of the Fund were sold at an aggregate offering price of $49,465,653.  The Fund paid fees to Foreside Fund Services, LLC for its services as Marketing Agent to the Fund from October 1, 2010 through March 31, 2011 in an amount equal to $66,667, resulting in net offering proceeds of $49,398,986.   The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 40,000,000 common units, or “Shares,” of Teucrium Natural Gas Fund (File No. 333-167593) was declared effective on October 22, 2010.  From February 1, 2011 (the commencement of the offering) through March 31, 2011, 200,000 Shares of the Fund were sold at an aggregate offering price of $5,000,000.  The Fund paid fees to Foreside Fund Services, LLC for its services as Marketing Agent to the Fund through March 31, 2011 in an amount equal to $16,667, resulting in net offering proceeds of $4,983,333.   The offering proceeds were invested in natural gas futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 15,000,000 common units, or “Shares,” of Teucrium WTI Crude Oil Fund (File No. 333-167594) was declared effective on October 22, 2010.  From February 23, 2011 (the commencement of the offering) through March 31, 2011, 100,000 Shares of the Fund were sold at an aggregate offering price of $5,000,000.  The Fund paid fees to Foreside Fund Services, LLC for its services as Marketing Agent to the Fund through March 31, 2011 in an amount equal to $10,119, resulting in net offering proceeds of $4,989,881.   The offering proceeds were invested in crude oil futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for each month during the quarter ended March 31, 2011:

Issuer Purchases of CORN Shares

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2011 to Jan 31, 2011	NTR	1	$-	N/A	N/A
Feb 1, 2011 to Feb. 28, 2011	NTR		$-	N/A	N/A
March 1, 2011 to March 31, 2011	100,000		$40.50	N/A	N/A
Total	100,000

Issuer Purchases of NAGS Shares

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2011 to Jan 31, 2011	NTR	$-	N/A	N/A
Feb 1, 2011 to Feb. 28, 2011	50,000	$22.63	N/A	N/A
March 1, 2011 to March 31, 2011	50,000	$22.16	N/A	N/A
Total	100,000

Issuer Purchases of CRUD Shares

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2011 to Jan 31, 2011	NTR	$-	N/A	N/A
Feb 1, 2011 to Feb. 28, 2011	NTR	$-	N/A	N/A
March 1, 2011 to March 31, 2011	NTR	$-	N/A	N/A
Total	-

Item 3.   Defaults Upon Senior Securities.

 None.

Item 4.   Reserved.

Item 5.   Other Information.

 None.

1 NTR indicates “Nothing to Report”

Item 6.       Exhibits.

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument establishing the Fund. (3)

10.1	Form of Authorized Purchaser Agreement. (3)

10.2	Distribution Services Agreement. (1)

10.3	Global Custody Agreement. (4)

10.4	Services Agreement. (4)

10.5	Transfer Agency and Service Agreement. (4)

10.6	Distribution Consulting and Marketing Services Agreement. (1)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (5)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (5)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.1	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 3 to Registration Statement No. 333-162033, filed on March 29, 2010 and incorporated by reference herein.

(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:
Name:	Sal Gilbertie
Title:	Principal Executive Office

By:
Name:	Dale Riker
Title:	Principal Financial Officer

Date: May 16, 2011