Form 10-Q
period 2011-06-30
Teucrium Commodity Trust
filed 2011-08-05
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765
Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes     ☒ No

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

Index to Financial Statements

Documents	Page
TEUCRIUM COMMODITY TRUST	5

Statements of Assets and Liabilities at June 30, 2011 (Unaudited) and December 31, 2010	5

Schedule of Investments (Unaudited) at June 30, 2011	6

Statements of Operations (Unaudited) for the three and six months ending June 30, 2011 and from commencement of operations (June 9, 2010) through June 30, 2010	7

Statement of Changes in Net Assets (Unaudited) for the six months ending June 30, 2011 and from commencement of operations (June 9, 2010) through June 30, 2010	8

Statement of Cash Flows (Unaudited) for the six months ended June 30, 2011 and from commencement of operations (June 9, 2010) through June 30, 2010	9

Notes to Financial Statements	10

TEUCRIUM CORN FUND	18

Statements of Assets and Liabilities at June 30, 2011 (Unaudited) and December 31, 2010	18

Schedule of Investments (Unaudited) at June 30, 2011	19

Statements of Operations (Unaudited) ) for the three and six months ending June 30, 2011 and from commencement of operations (June 9, 2010) through June 30, 2010	20

Statement of Changes in Net Assets (Unaudited) for the six months ending June 30, 2011 and from commencement of operations (June 9, 2010) through June 30, 2010	21

Statement of Cash Flows (Unaudited) for the six months ending June 30, 2011 and from commencement of operations (June 9, 2010) through June 30, 2010	22

Notes to Financial Statements	23

TEUCRIUM NATURAL GAS FUND	31

Statements of Assets and Liabilities at June 30, 2011 (Unaudited) and December 31, 2010	31

Schedule of Investments (Unaudited) at June 30, 2011	32

Statements of Operations (Unaudited) for the three months ending June 30, 2011 and from commencement of operations (February 1, 2011) through June 30, 2011	33

Statement of Changes in Net Assets (Unaudited) from commencement of operations (February 1, 2011) through June 30, 2011	34

Statement of Cash Flows (Unaudited) from commencement of operations (February 1, 2011) through June 30, 2011	35

Notes to Financial Statements	36

TEUCRIUM WTI CRUDE OIL FUND	43

Statements of Assets and Liabilities at June 30, 2011 (Unaudited) and December 31, 2010	43

Schedule of Investments (Unaudited) at June 30, 2011	44

Statements of Operations (Unaudited) for the three months ending June 30, 2011 and from commencement of operations (February 23, 2011) through June 30, 2011	45

Statement of Changes in Net Assets (Unaudited) from commencement of operations (February 23, 2011) through June 30, 2011	46

Statement of Cash Flows (Unaudited) from commencement of operations (February 23, 2011) through June 30, 2011	47

Notes to Financial Statements	48

TEUCRIUM SOYBEAN FUND	55

Statements of Assets and Liabilities at June 30, 2011 (Unaudited) and December 31, 2010	55

Notes to Statements of Assets and Liabilities	56

TEUCRIUM SUGAR FUND	59

Statements of Assets and Liabilities at June 30, 2011 (Unaudited) and December 31, 2010	59

Notes to Statements of Assets and Liabilities	60

TEUCRIUM WHEAT FUND	63

Statements of Assets and Liabilities at June 30, 2011 (Unaudited) and December 31, 2010	63

Notes to Statements of Assets and Liabilities	64

TEUCRIUM AGRICULTURAL FUND	67

Statement of Assets and Liabilities at June 30, 2011 (Unaudited)	67

Notes to Statement of Assets and Liabilities	68

TEUCRIUM COMMODITY TRUST
STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$125,568,864	$39,311,038
Commodity futures contracts	882,983	5,178,219
Receivable for shares sold	4,232,535	-
Collateral, due from broker	3,499,478	-
Interest receivable	5,576	5,246
Other assets	471,254	12,526
Total assets	134,660,690	44,507,029

Liabilities

Commodity futures contracts	6,189,554	-
Collateral, due to broker	-	1,496,045
Management fee payable to Sponsor	112,288	34,328
Other liabilities	150,486	12,217
Total liabilities	6,452,328	1,542,590

Net assets	$128,208,362	$42,964,439

See accompanying notes.

TEUCRIUM COMMODITY TRUST
SCHEDULE OF INVESTMENTS
June 30, 2011
(Unaudited)
	Fair	Percentage of	Notional
Description: Asset	Value	Net Assets	Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (1,512 contracts, settlement date December 14, 2012)	$854,489	0.67%	$44,377,200

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (12 contracts, settlement date March 28, 2012)	15,472	0.01	561,240

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (17 contracts, settlement date November 16, 2012)	13,022	0.01	1,714,620

Total commodity futures contracts : assets	$882,983	0.69%	$46,653,060

			Principal
			Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.05%, due July 21, 2011	$9,999,940	7.80%	$10,000,000
U.S. Treasury bills, 0.03%, due August 18, 2011	9,999,930	7.80	10,000,000
Total U.S. Treasury obligations	19,999,870	15.60

Money market funds
Dreyfus Cash Management Plus	105,568,594	82.34

Total cash equivalents	$125,568,464	97.94%

	Fair	Percentage of	Notional
Description: Liability	Value	Net Assets	Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (1,382 contracts, settlement date September 14, 2011)	$1,715,388	1.34%	$41,218,150
CBOT corn futures (1,220 contracts, settlement date December 14, 2011)	4,223,325	3.29	35,563,000
Total United States corn futures contracts	5,938,713	4.63	76,781,150

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (12 contracts, settlement date September 28, 2011)	23,928	0.02	531,840
NYMEX natural gas futures (12 contracts, settlement date October 27, 2011)	25,848	0.02	546,360
NYMEX natural gas futures (11 contracts, settlement date February 27, 2012)	22,704	0.02	526,900
Total United States natural gas futures contracts	72,480	0.06	1,605,100

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (17 contracts, settlement date November 18, 2011)	56,666	0.04	1,658,010
WTI crude oil futures (15 contracts, settlement date May 22, 2012)	121,695	0.10	1,498,650
Total United States WTI crude oil futures contracts	178,361	0.14	3,156,660

Total commodity futures contracts: liability	$6,189,554	4.83%	$81,542,910

TEUCRIUM COMMODITY TRUST
STATEMENTS OF OPERATIONS
(Unaudited)

			From the commencement
	Three Months Ended	Six Months Ended	of operations (June 9, 2010)
	June 30, 2011	June 30, 2011	through June 30, 2010
Income
Realized and unrealized gain on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$2,164,207	$5,531,752	$980
Net change in unrealized appreciation or depreciation on commodity futures contracts	(14,872,239)	(10,484,790)	204,495
Interest income	19,554	41,238	609
Total income	(12,688,478)	(4,911,800)	206,084

Expenses
Management fee	297,022	460,154	3,084
Professional fees	164,464	292,868	8,010
Distribution and marketing fee	196,039	296,104	6,230
Custodian fees and expenses	96,631	162,468	7,787
Brokerage commissions	22,439	31,187	-
Other expenses	56,026	97,399	3,442
Total expenses	832,621	1,340,180	28,553

Net (loss) income	$(13,521,099)	$(6,251,980)	$177,531

   See accompanying notes.

TEUCRIUM COMMODITY TRUST
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
		From the commencement
	Six Months Ended	of operations (June 9, 2010)
	June 30, 2011	through June 30, 2010
Operations
Net (loss) income	$(6,251,980)	$177,531

Capital transactions
Issuance of Shares	97,785,160	5,000,000
Redemption of Shares	(6,289,257)	-
Total capital transactions	91,495,903	5,000,000
Net change in net assets	85,243,923	5,177,531

Net assets, beginning of period	42,964,439	100

Net assets, end of period	$128,208,362	$5,177,631

See accompanying notes.

TEUCRIUM COMMODITY TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

		From the commencement
	Six Months Ended	of operations (June 9, 2010)
	June 30, 2011	through June 30, 2010
Cash flows from operating activities:
Net (loss) income	$(6,251,980)	$177,531
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	10,484,790	(204,495)
Changes in operating assets and liabilities:
Collateral, due from broker	(3,499,478)	(481,410)
Interest receivable	(330)	(609)
Other assets	(458,728)	-
Collateral, due to broker	(1,496,045)	-
Management fee payable to Sponsor	77,960	3,084
Other liabilities	138,269	25,469
Net cash used in operating activities	(1,005,542)	(480,430)

Cash flows from financing activities:
Proceeds from sale of Shares, net of receivable for shares sold	93,552,625	5,000,000
Redemption of Shares	(6,289,257)	-
Net cash provided by financing activities	87,263,368	5,000,000

Net change in cash and cash equivalents	86,257,826	4,519,570
Cash and cash equivalents, beginning of period	39,311,038	100
Cash and cash equivalents, end of period	$125,568,864	$4,519,670

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”) is a Delaware statutory trust organized on September 11, 2009, and is a series trust. The Teucrium Corn Fund (“CORN”) was the first commodity pool that is a series of the Trust, and as of June 9, 2010, shares of CORN could be purchased and sold on the New York Stock Exchange (“NYSE”) Arca.  In 2010, registration statements were also filed to register units of the Teucrium WTI Crude Oil Fund (“CRUD”), Teucrium Natural Gas Fund (“NAGS”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), and Teucrium Wheat Fund (“WEAT”), which would represent additional future series of the Trust. On April 22, 2011, an initial registration statement to register units was filed with the Securities and Exchange Commission (“SEC”) for the Teucrium Agricultural Fund (“TAGS”).  This would represent an additional series of the Trust. All these series of the Trust for which registration statements had been filed and/or approved as of June 30, 2011 are collectively referred to as the “Funds” and singularly as the “Fund.” The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund.  The Trust and the Funds operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

On October 22, 2010, the Forms S-1 for NAGS and CRUD were declared effective by the SEC. On January 31, 2011, four Creation Baskets for NAGS were issued representing 200,000 shares and $5,000,000. NAGS began trading on the NYSE Arca on February 1, 2011. On February 22, 2011, four Creation Baskets for CRUD were issued representing 100,000 shares and $5,000,000.  CRUD began trading on the NYSE Arca on February 23, 2011. Amended registration statements for CANE, SOYB and WEAT were filed with the SEC on March 9, 2011, and, on June 17, 2011, the Forms S-1 for CANE, SOYB and WEAT were declared effective by the SEC. As of June 30, 2011, CANE SOYB and WEAT had not yet started trading on the NYSE Arca. The Teucrium Corn Fund, the Teucrium Natural Gas Fund and the Teucrium WTI Crude Oil Fund are collectively referred to as the “Operating Funds” and singularly referred to as an “Operating Fund.”  As of June 30, 2011, the Form S-1 for TAGS has not yet been declared effective by the SEC.

The specific investment objective of each Fund and information regarding the organization and operation of each Fund are included in each Fund’s financial statements and accompanying notes, as well as in other sections of this Form 10-Q filing. In general, the investment objective of each Fund is to have the daily changes in percentage terms of its Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity specified for that Fund.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as applicable. The operating results from January 1, 2011 through June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, NAGS, CRUD, CANE, SOYB, WEAT and TAGS. For the year ended December 31, 2010, the operations of the Trust consist entirely of the operations of CORN, which commenced operations on June 9, 2010. For the period January 1, 2011 through June 30, 2011, the operations of the Trust contain the results of CORN, NAGS and CRUD, for the months during which each fund was trading.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Funds earn interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Funds earn interest on funds held at the custodian at prevailing market rates for such investments.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Funds are subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets.   Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of June 30, 2011 or December 31, 2010.  However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended June 30, 2011 and the year ended December 31, 2010.

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

Authorized Purchasers may redeem shares from each Fund only in blocks of shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Trust had a balance of $105,568,594 and $39,310,538 in money market funds at June 30, 2011 and December 31, 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  The Trust also had investments in United States Treasury Bills with a maturity of three months or less with a fair value of $19,999,870 on June 30, 2011 and $0 on December 31, 2010.

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

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated, and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

Sponsor Fee

The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. For the performance of this service, the Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Funds pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for securities categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Trust’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Trust uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy. For instance, when Corn Futures Contracts on the CBOT are not actively trading due to a “limit-up” or ‘limit-down” condition, meaning that the change in the Corn Futures Contracts has exceeded the limits established, the Trust and the Fund will revert to alternative verifiable sources of valuation of its assets.  When such a situation exists on a quarter close, the Sponsor will calculate the Net Asset Value (“NAV”) on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

On June 30, 2011, the Corn Futures Contracts traded on the CBOT were in a “limit-down” condition and, in the opinion of the Trust and the Fund, the reported value at the close of the market on that day did not fairly value the Corn Futures Contracts held by the Teucrium Corn Fund.   Therefore, the Trust and the Teucrium Corn Fund have used alternative verifiable sources to value the Corn Futures Contracts on June 30, 2011, and the financial statements of the Fund have been adjusted accordingly, resulting in an approximately $5,801,000 decrease to unrealized change in commodity futures contracts as compared to the reported CBOT values.

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

Note 3 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2011 and assets as of December 31, 2010:

June 30, 2011

				Balance
				as of
				June 30,
	Level 1	Level 2	Level 3	2011
Assets:
Cash equivalents	$125,568,464	$-	$-	$125,568,464
Commodity futures contracts
Corn futures contracts	854,489	-	-	854,489
Natural gas futures contracts	15,472	-	-	15,472
Oil futures contracts	13,022	-	-	13,022
Total commodity futures contracts	882,983	-	-	882,983
Total	$126,451,447	$-	$-	$126,451,447

				Balance
				as of
				June 30,
	Level 1	Level 2	Level 3	2011
Liabilities:
Commodity futures contracts
Corn futures contracts	$-	$(5,938,713)	$-	$(5,938,713)
Natural gas futures contracts	(72,480)	-	-	(72,480)
Oil futures contracts	(178,361)	-	-	(178,361)
Total commodity futures contracts	$(250,841)	$(5,938,713)	$-	$(6,189,554)

December 31, 2010

				Balance
				as of
				December 31,
	Level 1	Level 2	Level 3	2010

Cash equivalents	$39,310,538	$-	$-	$39,310,538
Corn futures contracts	5,178,219	-	-	5,178,219
Total	$44,488,757	$-	$-	$44,488,757

Transfers into and out of each level of the fair value hierarchy for the corn futures contracts valued using alternative verifiable sources due to a "limit-down" condition for the period ended June 30, 2011 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Corn future contracts	$9,140,288	$-	$-	$9,140,288	$-	$-

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Corn future contracts	$-	$5,938,713	$5,938,713	$-	$-	$-

Note 4 - Derivative Instruments and Hedging Activities

            In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended June 30, 2011, the Operating Funds had invested only in commodity futures contracts specifically related to each fund.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at June 30, 2011 (unaudited) and December 31, 2010.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended June 30, 2011 (unaudited) and from commencement of operations through June 30, 2010.

At June 30, 2011, the fair value of derivative instruments is as follows:

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Corn futures contracts	$854,489	$(5,938,713)	$(5,084,224)
Natural gas futures contracts	15,472	(72,480)	(57,008)
Oil futures contracts	13,022	(178,361)	(165,339)
Total	$882,983	$(6,189,554)	$(5,306,571)

At December 31, 2010, the fair value of derivative instruments were as follows:

Primary underlying risk	Asset derivatives
Commodity price
Corn futures contracts	$5,178,219

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Funds:

For the period April 1, 2011 to June 30, 2011
	Realized gain (loss) on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Corn futures contracts	$1,989,590	$(14,224,512)
Natural gas futures contracts	(3,752)	(100,528)
Oil futures contracts	178,369	(547,199)
Total	$2,164,207	$(14,872,239)

For the period January 1, 2011 to June 30, 2011

	Realized gain (loss) on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Corn futures contracts	$5,675,823	$(10,262,443)
Natural gas futures contracts	(327,940)	(57,008)
Oil futures contracts	183,869	(165,339)
Total	$5,531,752	$(10,484,790)
For the period from commencement of operations (June 9, 2010) to June 30, 2010

	Realized gain (loss) on	Net change in unrealized gain
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Corn futures contracts	$980	$204,495
Volume of Derivative Activities

At June 30, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Corn futures contracts	$121,158,350	4,114
Natural gas futures contracts	2,166,340	47
Oil futures contracts	4,871,280	49
Total	$128,195,970	4,210

At December 31, 2010, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Corn futures contracts	$42,979,000	1,411

Note 5 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the shares, including applicable SEC registration fees, were borne directly by the Sponsor for the Operating Funds and will be borne directly by the Sponsor for any series of the Trust which is not yet operating or will be issued in the future. The Trust will not be obligated to reimburse the Sponsor.

Note 6 – Subsequent Events

On July 11, 2011, the NYSE filed Form 19b-4 with the SEC requesting listing authority for CANE, SOYB and WEAT on the NYSE Arca.  As of August 5, 2011, approval for listing authority is pending.

For the period July 1, 2011 through August 5, 2011, CORN had two Redemption Baskets representing 200,000 shares and $8,701,292.

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice.

TEUCRIUM CORN FUND
STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$119,176,514	$39,310,538
Commodity futures contracts	854,489	5,178,219
Receivable for shares sold	4,232,535	-
Collateral, due from broker	2,712,646	-
Interest receivable	5,231	5,246
Other assets	263,391	12,526
Total assets	127,244,806	44,506,529

Liabilities

Commodity futures contracts	5,938,713	-
Collateral, due to broker	-	1,496,045
Management fee payable to Sponsor	108,267	34,328
Other liabilities	23,327	12,217
Total liabilities	6,070,307	1,542,590

Net assets	$121,174,499	$42,963,939

Shares outstanding	3,000,004	1,100,004

Net asset value per share	$40.39	$39.06

Market value per share (closing price)	$40.50	$39.01

See accompanying notes.

TEUCRIUM CORN FUND
SCHEDULE OF INVESTMENTS
June 30, 2011
(Unaudited)

	Fair	Percentage of	Notional
Description: Asset	Value	Net Assets	Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (1,512 contracts, settlement date December 14, 2012)	$854,489	0.71%	$44,377,200

			Principal
			Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.05%, due July 21, 2011	$9,999,940	8.25%	$10,000,000
U.S. Treasury bills, 0.03%, due August 18, 2011	9,999,930	8.25	10,000,000
Total U.S. Treasury obligations	19,999,870	16.50

Money market funds
Dreyfus Cash Management Plus	99,176,644	81.85

Total cash equivalents	$119,176,514	98.35%

	Fair	Percentage of	Notional
Description: Liability	Value	Net Assets	Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (1,382 contracts, settlement date September 14, 2011)	$1,715,388	1.42%	$41,218,150
CBOT corn futures (1,220 contracts, settlement date December 14, 2011)	4,223,325	3.48	35,563,000
	$5,938,713	4.90%	$76,781,150
See accompanying notes.

 TEUCRIUM CORN FUND
STATEMENTS OF OPERATIONS
(Unaudited)

			From the commencement
			of operations (June 9, 2010)
	Three Months Ended	Six Months Ended	through
	June 30, 2011	June 30, 2011	June 30, 2010
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$1,989,590	$5,675,823	$980
Net change in unrealized appreciation
or depreciation on commodity futures
contracts	(14,224,512)	(10,262,443)	204,495
Interest income	18,238	38,720	609
Total (loss) income	(12,216,684)	(4,547,900)	206,084

Expenses
Management fee	284,223	438,468	3,084
Professional fees	93,057	183,795	8,010
Distribution and marketing fee	137,329	206,427	6,230
Custodian fees and expenses	32,211	64,067	7,787
Brokerage commissions	22,326	30,418	-
Other expenses	27,336	53,576	3,442
Total expenses	596,482	976,751	28,553

Net (loss) income	$(12,813,166)	$(5,524,651)	$177,531

Net (loss) income per share	$(3.87)	$1.33	$0.89
Net (loss) income per weighted average share	$(5.05)	$(2.73)	$0.89
Weighted average shares outstanding	2,537,367	2,026,523	200,004

See accompanying notes.

 TEUCRIUM CORN FUND
STATEMENTS OF CHANGES IN NET ASSETS
 (Unaudited)

		From the commencement
	Six Months Ended	of operations (June 9, 2010)
	June 30, 2011	through June 30, 2010
Operations
Net loss	$(5,524,651)	$177,531
Capital transactions
Issuance of Shares	87,785,060	5,000,000
Redemption of Shares	(4,049,849)	-
Total capital	83,735,211	5,000,000
Net change in net assets	78,210,560	5,177,531

Net assets, beginning of period	42,963,939	100

Net assets, end of period	$121,174,499	$5,177,631
Net asset value per share
At beginning of period	$39.06	$25.00

At end of period	$40.39	$25.89

See accompanying notes.

TEUCRIUM CORN FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	From the commencement of operations (June 9, 2010)
	June 30, 2011	through June 30, 2010
Cash flows from operating activities:
Net (loss) income	$(5,524,651)	$177,531
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	10,262,443	(204,495)
Changes in operating assets and liabilities:
Collateral, due from broker	(2,712,646)	(481,410)
Interest receivable	15	(609)
Other assets	(250,865)	-
Collateral, due to broker	(1,496,045)	-
Management fee payable to Sponsor	73,939	3,084
Other liabilities	11,110	25,469
Net cash provided by (used in) operating activities	363,300	(480,430)

Cash flows from financing activities:
Proceeds from sale of Shares, net of receivable for shares sold	83,552,525	5,000,000
Redemption of Shares	(4,049,849)	-
Net cash provided by financing activities	79,502,676	5,000,000

Net change in cash and cash equivalents	79,865,976	4,519,570
Cash and cash equivalents, beginning of period	39,310,538	100
Cash and cash equivalents, end of period	$119,176,514	$4,519,670

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated May 1, 2011, as applicable. The operating results from January 1, 2011 through June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Corn Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Corn Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes,” the Corn Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Corn Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Corn Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Corn Fund recording a tax liability that reduces net assets.   Based on its analysis, the Corn Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2011.  However, the Corn Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Corn Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2011 and December 31, 2010.

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

The Corn Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Corn Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period April 1, 2011 through June 30, 2011 the Sponsor had no Redemption and thirteen Creation Baskets totaling a net addition to the Corn Fund of 1,300,000 shares.  For the period January 1, 2011 through June 30, 2011, the Sponsor had one Redemption and twenty Creation Baskets totaling a net addition to the Corn Fund of 1,900,000 shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Corn Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Corn Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Corn Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Corn Fund had a balance of $99,176,644 and $39,310,538 in money market funds at June 30, 2011 and December 31, 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Corn Fund held $19,999,870 and $0 in United States Treasury Bills with a maturity date of three months or less at June 30, 2011 and December 31, 2010 respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

The administrator, the Bank of New York Mellon, calculates the NAV of the Corn Fund once each trading day.  It calculates NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

In determining the value of Corn Futures Contracts, the administrator uses the CBOT closing price (typically 2:15 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter corn interests is determined based on the value of the commodity or futures contract underlying such corn interest, except that a fair value may be determined if the Sponsor believes that the Corn Fund is subject to significant credit risk relating to the counterparty to such corn interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Corn Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open corn interests and any other income or expense accruing to the Corn Fund but unpaid or not received by the Corn Fund.

Sponsor Fee

The Sponsor is responsible for investing the assets of the Corn Fund in accordance with the objectives and policies of the Corn Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Corn Fund. For these services, the Corn Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.  For the period April 1, 2011 through June 30, 2011, the Corn Fund recorded $284,223 in management fees to the sponsor.  For the period January 1, 2011 through June 30, 2011, the Corn Fund recorded $438,468 in management fees to the sponsor. The Corn Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Corn Fund also pays the fees and expenses associated with the Fund’s tax accounting and reporting requirements.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by the Corn Fund in determining fair value is greatest for securities categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Corn Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Corn Fund uses prices and inputs that are current as of the measurement date, including during periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.  For instance, when Corn Futures Contracts on the CBOT are not actively trading due to a “limit-up” or limit-down” condition, meaning that the change in the Corn Futures Contracts has exceeded the limits established, the Trust and the Fund will revert to alternative verifiable sources of valuation of its assets. When such a situation exists on a quarter close, the Sponsor will calculate the Net Asset Value (“NAV”) on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

On June 30, 2011, the Corn Futures Contracts traded on the CBOT were in a “limit-down” condition and, in the opinion of the Trust and the Fund, the reported value at the close of the market on that day did not fairly value the Corn Futures Contracts held by the Fund.   Therefore, the Trust and the Fund have used alternative verifiable sources to value the Corn Futures Contracts on June 30, 2011 and the financial statements of the Fund have been adjusted accordingly, resulting in an approximately $5,801,000 decrease to unrealized change in commodity futures contracts as compared to the reported CBOT values.

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

Note 3 – Fair Value Measurements

The Corn Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Corn Fund’s significant accounting policies in Note 2.  The following table presents information about the Corn Fund’s assets and liabilities measured at fair value as of June 30, 2011 and assets as of December 31, 2010:

				Balance
				as of
				June 30,
	Level 1	Level 2	Level 3	2011
Assets:
Cash equivalents	$119,176,514	$-	$-	$119,176,514
Futures contracts	854,489	-	-	854,489
Total	$120,031,003	$-	$-	$120,031,003

				Balance
				as of
				June 30,
	Level 1	Level 2	Level 3	2011
Liabilities:
Futures contracts	$-	$(5,938,713)	$-	$(5,938,713)

				Balance
				as of
				December 31,
	Level 1	Level 2	Level 3	2010

Cash equivalents	$39,310,538	$-	$-	$39,310,538
Futures contracts	5,178,219	-	-	5,178,219
Total	$44,488,757	$-	$-	$44,488,757

Transfers into and out of each level of the fair value hierarchy for the corn futures contract valued using alternative verifiable sources for the period ended June 30, 2011 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative Contracts
Corn future contracts	$9,140,288	$-	$-	$9,140,288	$-	$-

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative Contracts
Corn future contracts	$-	$5,938,713	$5,938,713	$-	$-	$-

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Corn Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Corn Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Corn Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended June 30, 2011, the Corn Fund had invested only in corn commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at June 30, 2011 (unaudited) and December 31, 2010.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended June 30, 2011 (unaudited) and from commencement of operations through June 30, 2010.

The fair value of derivative instruments were as follows:

 At June 30, 2011

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Commodity futures contracts	$854,489	$(5,938,713)	$(5,084,224)

At December 31, 2010

Primary Underlying Risk	Asset Derivatives
Commodity Price
Commodity futures contracts	$5,178,219

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Corn Fund:

Period April 1, 2011 to June 30, 2011
	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$1,989,590	$(14,224,512)

 Period January 1, 2011 to June 30, 2011
	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$5,675,823	$(10,262,443)

Period commencement of operations (June 9, 2010) through June 30, 2010

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$980	$204,495

Volume of Derivative Activities

The notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

At June 30, 2011

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$121,158,350	4,114

At December 31, 2010

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$42,979,000	1,411

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the period January 1, 2011 through June 30, 2011 and for the period from the commencement of operations (June 9, 2010) through June 30, 2010. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for January 1 through June 30, 2011
Net asset value at beginning of period	$39.06
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	1.79
Total expenses	(0.48)
Net increase in net asset value	1.33
Net asset value end of period	$40.39
Total Return	3.41%
Ratios to Average Net Assets (Annualized)
Total expense	2.22%
Net investment loss	(2.13)%

Per Share Operation Performance for commencement of operations (June 9, 2010) through June 30, 2010
Net asset value at beginning of period	$25.00
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	1.04
Total expenses	(0.15)
Net increase in net asset value	0.89
Net asset value end of period	$25.89
Total Return	3.56%
Ratios to Average Net Assets (Annualized)
Total expense	9.95%
Net investment loss	(9.95)%

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

Note 7 – Subsequent Events

For the period July 1, 2011 through August 5, 2011, CORN had two Redemption Baskets representing 200,000 shares and $8,701,292.

TEUCRIUM NATURAL GAS FUND
STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$1,972,477	$100
Commodity futures contracts	15,472	-
Collateral, due from broker	224,058	-
Interest receivable	111	-
Other assets	115,602	-
Total assets	2,327,720	100

Liabilities

Commodity futures contracts	72,480	-
Other liabilities	66,461	-
Total liabilities	138,941	-

Net assets	$2,188,779	$100

Shares outstanding	100,004	4

Net asset value per share	$21.89	$25.00

Market value per share (closing price)	$21.85	$-

See accompanying notes.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS
June 30, 2011
  (Unaudited)

	Fair	Percentage of	Notional
Description: Asset	Value	Net Assets	Amount

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (12 contracts, settlement date March 28, 2012)	$15,472	0.71%	$561,240

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$1,972,477	90.12%	$1,972,477

	Fair	Percentage of	Notional
Description: Liability	Value	Net Assets	Amount

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (12 contracts, settlement date September 28, 2011)	$23,928	1.09%	$531,840
NYMEX natural gas futures (12 contracts, settlement date October 27, 2011)	25,848	1.18	546,360
NYMEX natural gas futures (11 contracts, settlement date February 27, 2012)	22,704	1.04	526,900
	$72,480	3.31%	$1,605,100

See accompanying notes.

TEUCRIUM NATURAL GAS FUND
STATEMENTS OF OPERATIONS
(Unaudited)
		From the commencement
	For the three months ended	of operations (February 1, 2011)
	June 30, 2011	through June 30, 2011
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(3,752)	$(327,940)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(100,528)	(57,008)
Interest income	404	1,100
Total loss	(103,876)	(383,848)

Expenses
Management fee	-	3,628
Professional fees	35,703	58,852
Distribution and marketing fee	29,355	48,387
Custodian fees and expenses	32,210	53,094
Brokerage commissions	9	458
Other expenses	14,346	23,646
Total expenses	111,623	188,065

Net loss	$215,499	$(571,913)

Net loss per share	$(2.15)	$(3.11)
Net loss per weighted average share	$(2.15)	$(4.83)
Weighted average shares outstanding	100,004	118,337

See accompanying notes.

TEUCRIUM NATURAL GAS FUND
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)
From the commencement
of operations (February 1, 2011)
through June 30, 2011
Operations
Net loss	$(571,913)
Capital transactions
Issuance of Shares	5,000,000
Redemption of Shares	(2,239,408)
Total capital	2,760,592
Net change in net assets	2,188,679

Net assets, beginning of period	100

Net assets, end of period	$2,188,779
Net asset value per share at beginning of period	$25.00

At end of period	$21.89

See accompanying notes.

TEUCRIUM NATURAL GAS FUND
STATEMENT OF CASH FLOWS
(Unaudited)

From the commencement
of operations (February 1, 2011)
through June 30, 2011
Cash flows from operating activities:
Net loss	$(571,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	57,008
Changes in operating assets and liabilities:
Collateral, due from broker	(224,058)
Interest receivable	(111)
Other assets	(115,602)
Other liabilities	66,461
Net cash used in operating activities	(788,215)

Cash flows from financing activities:
Proceeds from sale of Shares	5,000,000
Redemption of Shares	(2,239,408)
Net cash provided by financing activities	2,760,592

Net change in cash and cash equivalents	1,972,377
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$1,972,477

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

NAGS commenced investment operations on February1, 2011 and has a fiscal year ending December 31. NAGS’ sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

On October 22, 2010, NAGS’ initial registration of 40,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On February 1, 2011 NAGS listed its shares on the NYSE Arca under the ticker symbol “NAGS”. On the day prior to that, NAGS issued 200,000 shares in exchange for $5,000,000 at NAGS’ initial NAV of $25 per share. NAGS also commenced investment operations on February 1, 2011 by purchasing commodity futures contracts traded on the NYMEX. On December 31, 2010 NAGS had four shares outstanding which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual report on Form 10-K and Form 10-K/A, as applicable. The operating results from the commencement of operations (February 1, 2011) through June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the fair  market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ending June 30, 2011 and the year ended December 31, 2010.

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

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period from commencement of operations (February 1, 2011) through June 30, 2011, the Sponsor had two Redemption and four Creation Baskets totaling a net addition to the Fund of 100,000 shares.  As outlined in Amendment No 2 to Form S-1, 100,000 represents two Redemption Baskets for the Fund and a minimum level of shares.  Therefore, as of March 3, 2011, the Sponsor determined that no further redemptions would be approved until such a time as additional shares were created.

For the period April 1, 2011 through June 30, 2011, there were no Creation or Redemption Baskets for NAGS.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  NAGS had a balance of $1,972,477 and $100 in money market funds June 30, 2011 and December 31, 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

The administrator, the Bank of New York Mellon, calculates the NAV of the Fund once each trading day.  It calculates NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

In determining the value of Natural Gas Futures Contracts, the administrator uses the NYMEX closing price (typically 2:30 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter natural gas interests is determined based on the value of the commodity or futures contract underlying such natural gas interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such natural gas interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open natural gas interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period April 1, 2011 through June 30, 2011, the Fund recorded $0 in management fees to the Sponsor.  For the period from commencement of operations (February 1, 2011) through June 30, 2011, the Fund recorded $3,628 in management fees to the Sponsor. The Sponsor has waived, for a period and to be instituted again at the Sponsor’s discretion, the management fee for this Fund. This action by the Sponsor resulted in an approximate $7,000 reduction in expenses to the Fund for the period commencement of operations (February 1, 2011) through June 30, 2011. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy. When such a situation exists on a quarter close, the Sponsor will calculate the Net Asset Value (“NAV”) on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

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

Note 3 – Fair Value Measurements

  The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2011 (unaudited):

				Balance
Assets:				as of
				June 30,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$1,972,477	$-	$-	$1,972,477
Commodity futures contracts	15,472	-	-	15,472
Total	$1,987,949	$-	$-	$1,987,949

				Balance
Liabilities:				as of
				June 30,
	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$72,480	$-	$-	$72,480

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended June 30, 2011, the Fund had invested only in natural gas commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at June 30, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended June 30, 2011 (unaudited).

At June 30, 2011, the fair value of derivative instruments were as follows:

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Commodity futures contracts	$15,472	$(72,480)	$(57,008)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period April 1, to June 30, 2011

	Realized loss on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$(3,752)	$(100,528)

For the period from commencement of operations (February 1, 2011) to June 30, 2011

	Realized loss on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$(327,940)	$(57,008)

Volume of Derivative Activities

At June 30, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$2,166,340	47

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from commencement of operations (February 1, 2011) through June 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(1.53)
Total expenses	(1.59)
Net decrease in net asset value	(3.11)
Net asset value at end of period	$21.89
Total Return	(12.44)%
Ratios to Average Net Assets (Annualized)
Total expense	16.62%
Net investment loss	(16.53)%

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

Note 7 – Subsequent Events

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$4,419,473	$100
Collateral, due from broker	562,774	-
Commodity futures contracts	13,022	-
Interest receivable	234	-
Other assets	92,261	-
Total assets	5,087,764	100

Liabilities

Commodity futures contracts	178,361	-
Management fee payable to Sponsor	4,021	-
Other liabilities	60,698	-
Total liabilities	243,080	-

Net assets	$4,844,684	$100

Shares outstanding	100,002	2

Net asset value per share	$48.45	$50.00

Market value per share (closing price)	$48.10	$-

See accompanying notes.

TEUCRIUM WTI CRUDE OIL FUND
SCHEDULE OF INVESTMENTS
June 30, 2011
(Unaudited)

	Fair	Percentage of	Notional
Description: Asset	Value	Net Assets	Amount

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (17 contracts, settlement date November 16, 2012)	$13,022	0.27%	$1,714,620

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$4,419,473	91.22%

	Fair	Percentage of	Notional
Description: Liability	Value	Net Assets	Amount

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (17 contracts, settlement date November 18, 2011)	$56,666	1.17%	$1,658,010
WTI crude oil futures (15 contracts, settlement date May 22, 2012)	121,695	2.51	1,498,650
	$178,361	3.68%	$3,156,660

See accompanying notes.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENTS OF OPERATIONS
(Unaudited)
		From the commencement
	For the three months ended	of operations (February 23, 2011)
	June 30, 2011	through June 30, 2011
Income
Realized and unrealized gain on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$178,369	$183,869
Net change in unrealized appreciation or depreciation on commodity futures contracts	(547,199)	(165,339)
Interest income	912	1,418
Total income	(367,918)	19,948

Expenses
Management fee	12,799	18,058
Professional fees	35,704	50,221
Distribution and marketing fee	29,355	41,290
Custodian fees and expenses	32,210	45,307
Brokerage commissions	104	311
Other expenses	14,344	20,177
Total expenses	124,516	175,364

Net loss	$(492,434)	$(155,416)

Net loss per share	$(4.92)	$(1.55)
Net loss per weighted average share	$(4.92)	$(1.55)
Weighted average shares outstanding	100,002	100,002

See accompanying notes.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)
From the commencement
of operations (February 23, 2011)
through June 30, 2011
Operations
Net loss	$(155,416)

Capital transactions
Issuance of Shares	5,000,000
Net change in net assets	4,844,584

Net assets, beginning of period	100

Net assets, end of period	$4,844,684
Net asset value per share a t beginning of period	$50.00

At end of period	$48.45

See accompanying notes.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENT OF CASH FLOWS
(Unaudited)

From the commencement
of operations (February 23, 2011)
through June 30, 2011
Cash flows from operating activities:
Net loss	$(155,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	165,339
Changes in operating assets and liabilities:
Collateral, due from broker	(562,774)
Interest receivable	(234)
Other assets	(92,261)
Management fee payable to Sponsor	4,021
Other liabilities	60,698
Net cash used in operating activities	(580,627)

Cash flows from financing activities:
Proceeds from sale of Shares	5,000,000

Net change in cash and cash equivalents	4,419,373
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$4,419,473

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

On October 22, 2010, CRUD’s initial registration of 15,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On February 23, 2011 CRUD listed its shares on the NYSE Arca under the ticker symbol “CRUD”. On the day prior to that, CRUD issued 100,000 shares in exchange for $5,000,000 at CRUD’s initial NAV of $50 per share. CRUD also commenced investment operations on February 23, 2011 by purchasing commodity futures contracts traded on the NYMEX. On December 31, 2010, CRUD had two shares outstanding which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as applicable. The operating results from the commencement of operations (February 23, 2011) through June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the fair  market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ending June 30, 2011 and the year ended December 31, 2010.

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

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period from commencement of operations (February 23, 2011) through June 30, 2011, the Sponsor had four Creation Baskets totaling a net addition to the Fund of 100,000 shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  CRUD had a balance of $4,419,473 and $100 in money market funds at June 30, 2011 and December 31, 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

The administrator, the Bank of New York Mellon, calculates the NAV of the Fund once each trading day.  It calculates NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

In determining the value of WTI Crude Oil Futures Contracts, the administrator uses the NYMEX closing price (typically 2:30 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter crude oil interests is determined based on the value of the commodity or futures contract underlying such crude oil interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such crude oil interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open crude oil interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period from April 1, 2011 through June 30, 2011, the Fund recorded $12,799 in management fees to the Sponsor. For the period from commencement of operations (February 23, 2011) through June 30, 2011, the Fund recorded $18,058 in management fees to the Sponsor. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for securities categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.  When such a situation exists on a quarter close, the Sponsor will calculate the Net Asset Value (“NAV”) on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

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

Note 3 – Fair Value Measurements

  The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2011 (unaudited):

				Balance
Assets:				as of
				June 30,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$4,419,473	$-	$-	$4,419,473
Commodity futures contracts	13,022	-	-	13,022
Total	$4,432,495	$-	$-	$4,432,495

				Balance
Liabilities:				as of
				June 30,
	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$178,361	$-	$-	$178,361

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended June 30, 2011, the Fund had invested only in crude oil commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at June 30, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended June 30, 2011.

At June 30, 2011, the fair value of derivative instruments were as follows:

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Commodity futures contracts	$13,022	$(178,361)	$(165,339)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period April 1, 2011 to June 30, 2011

	Realized gain on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$178,369	$(547,199)

For the period from commencement of operations (February 23, 2011) to June 30, 2011

	Realized gain on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$183,869	$(165,339)

Volume of Derivative Activities

At June 30, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$4,871,280	49

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from commencement of operations (February 23, 2011) through June 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$50.00
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	.19
Total expenses	(1.75)
Net decrease in net asset value	(1.55)
Net asset value at end of period	$48.45
Total Return	(3.10)%
Ratios to Average Net Assets (Annualized)
Total expense	9.69%
Net investment loss	(9.61)%

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash	$100	$100
Total assets	100	100

Net assets	$100	$100

Shares outstanding	4	4

Net asset value per share	$25.00	$25.00

See accompanying notes.

NOTES TO STATEMENTS OF ASSETS AND LIABILITIES
June 30, 2011
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

On March 9, 2011, a pre-effective amendment to the initial June 12, 2010 registration statement was filed with the Securities and Exchange Commission (“SEC”).  On June 7, 2011 a final pre-effective amendment was filed and the SEC declared the registration statement effective on June 17, 2011, with an initial registration of 10,000,000 shares.  As of June 30, 2011, the Fund had not yet received listing authority and had not yet started trading on the NYSE Arca.

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

Sponsor Fee

Under the Trust Agreement, the Sponsor will be responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor will arrange for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Fund will pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund will also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements with the exception of certain initial implementation services fees and base services fees which will be paid by the Sponsor.

Income Taxes

For tax purposes, the Fund will be treated as a partnership.  The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.   Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of June 30, 2011 or December 31, 2010.

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

The administrator, the Bank of New York Mellon, will calculate the NAV of the Fund once each trading day.  It will calculate NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.  The NAV for a particular trading day will be released after 4:15 p.m. New York time.

In determining the value of Soybean Futures Contracts, the Administrator will use the CBOT closing price (typically 2:15 p.m. New York time). The Administrator will determine the value of all other Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the Administrator and the Trust.  The value of Cleared Soybean Swaps and over-the-counter Soybean Interests will be determined based on the value of the commodity or Futures Contract underlying such Soybean Interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such Soybean Interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury Securities held by the Fund will be valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  NAV will include any unrealized profit or loss on open Soybean Interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

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

Note 3 – Subsequent Events

On July 11, 2011, the New York Stock Exchange filed with the SEC for listing authority for the Fund.  A post-effective amendment to the Form S-1 registration statement was filed on July 12, 2011.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash	$100	$100
Total assets	100	100

Net assets	$100	$100

Shares outstanding	4	4

Net asset value per share	$25.00	$25.00

See accompanying notes.

NOTES TO STATEMENTS OF ASSETS AND LIABILITIES
June 30, 2011
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

On March 9, 2011, a pre-effective amendment to the initial June 12, 2010 registration statement was filed with the Securities and Exchange Commission (“SEC”).  On June 7, 2011 a final pre-effective amendment was filed and the SEC declared the registration statement effective on June 17, 2011, with an initial registration of 10,000,000 shares.  As of June 30, 2011, the Fund had not yet received listing authority and had not yet started trading on the NYSE Arca.

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

  Sponsor Fee

Under the Trust Agreement, the Sponsor will be responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor will arrange for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Fund will pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent units after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund will also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements with the exception of certain initial implementation services fees and base services fees which will be paid by the Sponsor.

Income Taxes

For tax purposes, the Fund will be treated as a partnership.  The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.   Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of June 30, 2011 or December 31, 2010.

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

The administrator, the Bank of New York Mellon, will calculate the NAV of the Fund once each trading day.  It will calculate NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.  The NAV for a particular trading day will be released after 4:15 p.m. New York time.

In determining the value of Sugar Futures Contracts, the Administrator will use the ICE Futures closing price (typically 2:00 p.m. New York time).  The Administrator will determine the value of all other Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the Administrator and the Trust.  The value of Cleared Sugar Swaps and over-the-counter Sugar Interests will be determined based on the value of the commodity or Futures Contract underlying such Sugar Interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such Sugar Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury Securities held by the Fund will be valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  NAV will include any unrealized profit or loss on open Sugar Interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

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

Note 3 – Subsequent Events

 On July 11, 2011, the New York Stock Exchange filed with the SEC for listing authority for the Fund.  A post-effective amendment to the Form S-1 registration statement was filed on July 12, 2011.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash	$100	$100
Total assets	100	100

Net assets	$100	$100

Shares outstanding	4	4

Net asset value per share	$25.00	$25.00

See accompanying notes.

NOTES TO STATEMENTS OF ASSETS AND LIABILITIES
June 30, 2011
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

On March 9, 2011, a pre-effective amendment to the initial June 12, 2010 registration statement was filed with the Securities and Exchange Commission (“SEC”).  On June 7, 2011 a final pre-effective amendment was filed and the SEC declared the registration statement effective on June 17, 2011, with an initial registration of 10,000,000 shares.  As of June 30, 2011, the Fund had not yet received listing authority and had not yet started trading on the NYSE Arca.

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically: (1) the second-to-expire CBOT Wheat Futures Contract, weighted 35%, (2) the third-to-expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%.

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

Sponsor Fee

Under the Trust Agreement, the Sponsor will be responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor will arrange for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Fund will pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent units after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund will also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements with the exception of certain initial implementation services fees and base services fees which will be paid by the Sponsor.

Income Taxes

For tax purposes, the Fund will be treated as a partnership.  Therefore, the Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.   Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of June 30, 2011 or December 31, 2010.

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

The administrator, the Bank of New York Mellon, will calculate the NAV of the Fund once each trading day.  It will calculate NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.  The NAV for a particular trading day will be released after 4:15 p.m. New York time.

In determining the value of Wheat Futures Contracts, the Administrator will use the CBOT closing price (typically 2:15 p.m. New York time).  The Administrator will determine the value of all other Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the Administrator and the Trust.  The value of Cleared Wheat Swaps and over-the-counter Wheat Interests will be determined based on the value of the commodity or Futures Contract underlying such Wheat Interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such Wheat Interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury Securities held by the Fund will be valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  NAV will include any unrealized profit or loss on open Wheat Interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

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

Note 3 – Subsequent Events

On July 11, 2011, the New York Stock Exchange filed with the SEC for listing authority for the Fund.  A post-effective amendment to the Form S-1 registration statement was filed on July 12, 2011.

TEUCRIUM AGRICULTURAL FUND
STATEMENT OF ASSETS AND LIABILITIES

June 30, 2011
(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash	$100
Total assets	100

Net assets	$100

Shares outstanding	2

Net asset value per share	$50.00

See accompanying notes.

NOTES TO STATEMENT OF ASSETS AND LIABILITIES
June 30, 2011
 (Unaudited)

Note 1 — Organization and Business

Teucrium Agricultural Fund (the “Fund”) is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).  The Fund was formed on March 29, 2011 and is managed and controlled by Teucrium Trading, LLC (the “Sponsor”). The Sponsor is a limited liability company formed in Delaware on July 28, 2009 that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

On April 22, 2011, an initial registration statement was filed with the Securities and Exchange Commission (“SEC”).  As of June 30, 2011 the Sponsor was awaiting SEC approval of that registration.

The investment objective of the Fund is to have the daily changes in percentage terms of the net asset value (“NAV”) of its common units (“Shares”) reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (collectively, the “Underlying Funds”).  The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund.  The Fund does not intend to invest directly in futures contracts (“Futures Contracts”), although it reserves the right to do so in the future, including if an Underlying Fund ceases operations.

 The investment objective of each Underlying Fund is to have the daily changes in percentage terms of its shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity specified in the Underlying Fund’s name.  (This weighted average is referred to herein as the Underlying Fund’s “Benchmark,” the Futures Contracts that at any given time make up an Underlying Fund’s Benchmark are referred to herein as the Underlying Fund’s “Benchmark Component Futures Contracts,” and the commodity specified in the Underlying Fund’s name is referred to herein as its “Specified Commodity.”)  Specifically, the Teucrium Corn Fund’s Benchmark is: (1) the second-to-expire Futures Contract for corn traded on the Chicago Board of Trade (“CBOT”), weighted 35%, (2) the third-to-expire CBOT corn Futures Contract, weighted 30%, and (3) the CBOT corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%.  The Teucrium Wheat Fund’s Benchmark is: (1) the second-to-expire CBOT wheat Futures Contract, weighted 35%, (2) the third-to-expire CBOT wheat Futures Contract, weighted 30%, and (3) the CBOT wheat Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%.  The Teucrium Soybean Fund’s Benchmark is: (1) the second-to-expire CBOT soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT soybean Futures Contract, weighted 30%, and (3) the CBOT soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%, except that CBOT soybean Futures Contracts expiring in August and September will not be part of the Teucrium Soybean Fund’s Benchmark because of the less liquid market for these Futures Contracts.  The Teucrium Sugar Fund’s Benchmark is: (1) the second-to-expire Sugar No. 11 Futures Contract traded on ICE Futures US (“ICE Futures”), weighted 35%, (2) the third-to-expire ICE Futures Sugar No. 11 Futures Contract, weighted 30%, and (3) the ICE Futures Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%.

While the Fund expects to maintain substantially all of its assets in shares of the Underlying Funds at all times, the Fund may hold some residual amount of assets in obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).  The Underlying Funds invest in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy their expected current or potential margin or collateral obligations with respect to their investments in Commodity Interests.  After fulfilling such margin and collateral requirements, the Underlying Funds will invest the remainder of the proceeds from the sale of baskets in Treasury Securities or cash equivalents, and/or merely hold such assets in cash.  Therefore, the focus of the Sponsor in managing the Underlying Funds is investing in Commodity Interests and in Treasury Securities, cash and/or cash equivalents.  The Fund and Underlying Funds will earn interest income from the Treasury Securities and/or cash equivalents that it purchases and on the cash it holds through the Fund’s custodian, the Bank of New York Mellon (the “Custodian”).

Income Taxes

The Fund will be treated as a partnership for United States federal income tax purposes.  The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that the adoption of this policy did not have a material impact on the Fund’s financial statements upon adoption.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of June 30, 2011.

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

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 100,000 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the net asset value of the shares in the Creation Basket determined as of 4:00 p.m. New York Time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from the Fund only in blocks of 100,000 shares called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The Fund will receive the proceeds from shares sold or will pay for redeemed shares within three business days after the trade date of the purchase or redemption, respectively. The amounts due from Authorized Purchasers will be reflected in the Fund’s statement of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption will be reflected in the Fund’s statement of assets and liabilities as payable for shares redeemed.

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

☐	Taking the current market value of its total assets, and

☐	Subtracting any liabilities.

The administrator, the Bank of New York Mellon, will calculate the NAV of the Fund once each trading day.  It will calculate NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.  The NAV for a particular trading day will be released after 4:15 p.m. New York time.

For purposes of the determining the Fund’s NAV, the Fund’s investments in the Underlying Funds will be valued based on the Underlying Funds’ NAVs.  In turn, in determining the value of the Futures Contracts held by the Underlying Funds, the Administrator will use the closing price on the exchange on which they are traded.  The Administrator will determine the value of all other Fund and Underlying Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the Administrator and the Trust.  The value of Cleared Swaps and over-the-counter Commodity Interests will be determined based on the value of the commodity or Futures Contract underlying such Commodity Interest, except that a fair value may be determined if the Sponsor believes that the Underlying Fund is subject to significant credit risk relating to the counterparty to such Commodity Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV of an Underlying Fund where necessary to reflect the “fair value” of a Futures Contract held by an Underlying Fund when a Futures Contract held by an Underlying Fund closes at its price fluctuation limit for the day.   Treasury Securities held by the Fund or Underlying Funds will be valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  NAV will include any unrealized profit or loss on open Commodity Interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Teucrium Commodity Trust’s (the “Trust’s”) forward-looking statements are not guarantees of future results and conditions, and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

Teucrium Commodity Trust (“Trust”) is a Delaware statutory trust organized on September 11, 2009, and is a series trust. The Teucrium Corn Fund (“CORN”) was the first commodity pool that is a series of the Trust, and as of June 9, 2010, shares of CORN could be purchased and sold on the New York Stock Exchange (“NYSE”) Arca.  In 2010, registration statements were also filed to register units of the Teucrium WTI Crude Oil Fund (“CRUD”), Teucrium Natural Gas Fund (“NAGS”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), and Teucrium Wheat Fund (“WEAT”), which would represent additional future series of the Trust. On April 22, 2011, an initial registration statement to register units was filed with the Securities and Exchange Commission (“SEC”) for the Teucrium Agricultural Fund (“TAGS”).  This would represent an additional series of the Trust. All these series of the Trust for which registration statements had been filed and/or approved as of June 30, 2011 are collectively referred to as the “Funds” and singularly as the “Fund.” The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund.  The Trust and the Funds operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

On October 22, 2010, the Forms S-1 for NAGS and CRUD were declared effective by the SEC. On January 31, 2011, four Creation Baskets for NAGS were issued representing 200,000 shares and $5,000,000. NAGS began trading on the NYSE Arca on February 1, 2011. On February 22, 2011, four Creation Baskets for CRUD were issued representing 100,000 shares and $5,000,000.  CRUD began trading on the NYSE Arca on February 23, 2011. Amended registration statements for CANE, SOYB and WEAT were filed with the SEC on March 9, 2011, and, on June 17, 2011, the Forms S-1 for CANE, SOYB and WEAT were declared effective by the SEC. As of June 30, 2011, CANE SOYB and WEAT had not yet started trading on the NYSE Arca.  The Teucrium Corn Fund, the Teucrium Natural Gas Fund and the Teucrium WTI Crude Oil Fund are collectively referred to as the “Operating Funds” and singularly referred to as an “Operating Fund.” As of June 30, 2011, the Form S-1 for TAGS has not yet been declared effective by the SEC.

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

The investment objective of the TAGS is to have the daily changes in percentage terms of the net asset value (“NAV”) of its common units (“Shares”) reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (collectively, the “Underlying Funds”).  The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2011, Benchmark Component Futures Contracts weights for each of the Operating Funds:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,382 contracts, settlement date September14, 2011)	$41,218,150	34
CBOT Corn Futures (1,220 contracts, settlement date December 14, 2011)	35,563,000	29
CBOT Corn Futures (1,512 contracts, settlement date December 14, 2012)	44,377,200	37

Total at June 30, 2011	$121,158,350	100%

NAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX Natural Gas Futures (12 contracts, settlement date September 28, 2011)	$531,840	25
NYMEX Natural Gas Futures (12 contracts, settlement date October 27, 2011)	546,360	25
NYMEX Natural Gas Futures (11 contracts, settlement date February 27, 2012)	526,900	24
NYMEX Natural Gas Futures (12 contracts, settlement date March 28, 2012)	561,240	26

Total at June 30, 2011	$2,166,340	100%

CRUD Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX WTI Crude Oil Futures (17 contracts, settlement date November 18, 2011)	$1,658,010	34
NYMEX WTI Crude Oil Futures (15 contracts, settlement date May 22, 2012)	1,498,650	31
NYMEX WTI Crude Oil Futures (17 contracts, settlement date November 16, 2012)	1,714,620	35

Total at June 30, 2011	$4,871,280	100%

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

The total portfolio composition for each Operating Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com; for NAGS is www.teucriumnagsfund.com; and for CRUD is www.teucriumcrudfund.com. These sites are accessible at no charge.  The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract and Cleared Swap (for example, like Corn Futures Contracts, Cleared Corn Swaps are standardized as to certain material economic terms, including that each such swap be for a quantity of 5,000 bushels, which permits less flexibility in their structuring than with over-the-counter Corn Interests. The two parties to a Cleared Corn Swap agree on the specific fixed price component and the calendar month of expiration, and agree to submit the Cleared Corn Swap to the clearing organization. The clearing organization assumes the credit risk relating to the transaction, which effectively eliminates the creditworthiness of the counterparty as a risk. Unlike Corn Futures Contracts, Cleared Corn Swaps call for settlement in cash, and do not permit settlement by delivery or receipt of physical corn). The specific types of Other Interests (in addition to futures contracts, options on futures contracts and cleared swaps, derivative contracts) that are tied to various commodities are entered into outside of public exchanges.  These “over-the-counter” contracts are entered into between two parties in private contracts.  For example, unlike Futures Contracts and Cleared Corn Swaps, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party, ( i.e. , the risk that the other party will not be able to perform its obligations under its contract), and characteristics of such Other Interests, the name and value of each Treasury security and cash equivalent, and the amount of cash held in the Fund’s portfolio.

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

The Sponsor

Teucrium Trading, LLC is the sponsor of the Trust and each of the series of the Trust. The Sponsor is a Delaware limited liability company, formed on July 28, 2009. The principal office is located at 232 Hidden Lake Road, Brattleboro, Vermont 05301. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and became a member of the National Futures Association (“NFA”) on November 10, 2009. The Trust and the Funds operate pursuant to the Trust Agreement.

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

Performance Summary

This report covers the period from the commencement of operation to June 30, 2011, for each Operating Fund. NAGS and CRUD commenced operations on February 1, 2011, and February 23, 2011, respectively.

The performance of each Operating Fund for the period January 1, 2011 to June 30, 2011 and the exchange-traded Shares are detailed below in “Results of Operations.”  Past performance of a Fund is not necessarily indicative of future performance.

CORN Per Share Operation Performance
Net asset value (“NAV”) at beginning of period	$39.06
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	1.79
Total expenses	(0.48)
Net increase in net asset value	1.33
Net asset value end of period	$40.39
Total Return	3.41%
Ratios to Average Net Assets (Annualized)
Total expense	2.22%
Net investment loss	(2.13)%

NAGS Per Share Operation Performance
Net asset value (“NAV”) at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(1.53)
Total expenses	(1.59)
Net decrease in net asset value	(3.11)
Net asset value end of period	$21.89
Total Return	(12.44)%
Ratios to Average Net Assets (Annualized)
Total expense	16.62%
Net investment loss	(16.53)%

CRUD Per Share Operation Performance
Net asset value (“NAV”) at beginning of period	$50.00
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	0.19
Total expenses	(1.75)
Net decrease in net asset value	(1.55)
Net asset value end of period	$48.45
Total Return	(3.10)%
Ratios to Average Net Assets (Annualized)
Total expense	9.69%
Net investment loss	(9.61)%

Calculating NAV

The NAV of each Fund is calculated by:

•	Taking the current market value of its total assets, and

•	Subtracting any liabilities.

The Administrator, the Bank of New York Mellon,  calculates the NAV of each Operating Fund once each trading day.  It calculates NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m., New York time.  The NAV for a particular trading day will be released after 4:15 p.m., New York time.

In determining the value of the Futures Contracts for each Operating Fund, the Administrator uses the closing price (typically 2:15 p.m. New York time for the CBOT and 2:30 p.m., New York time, for the NYMEX).  The Administrator determines the value of all other investments for each Operating Fund as of the earlier of the close of the New York Stock Exchange or 4:00 p.m., New York time, in accordance with the current Services Agreement between the Administrator and the Trust.  The value of Cleared Swaps and over-the-counter Interests will be determined based on the value of the commodity or Futures Contract underlying such Interest, except that a fair value may be determined if the Sponsor believes that a Fund is subject to significant credit risk relating to the counterparty to such Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV of a specific Fund where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract of such Fund closes at its price fluctuation limit for the day. Treasury Securities held by the Operating Fund are valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  The NAV includes any unrealized profit or loss on open Interests and any other credit or debit accruing to each Fund but unpaid or not received by the Operating Fund.

In addition, in order to provide updated information relating to the Operating Funds for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the trading day an updated “indicative fund value” for each Operating Fund. The indicative fund value is calculated by using the prior day’s closing NAV per share of the Operating Fund as a base and updating that value throughout the trading day to reflect changes in the value of the Operating Fund’s commodity Interests during the trading day.  Changes in the value of Treasury Securities and cash equivalents will not be included in the calculation of indicative value.  For this and other reasons, the indicative fund value disseminated during NYSE Arca trading hours should not be viewed as an actual real time update of the NAV for each Operating Fund.  The NAV is calculated only once at the end of each trading day.

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

Regulatory Environment

On July 21, 2010, “The Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law. It includes provisions altering the regulation of commodity interests. Provisions in the new law include the requirement that position limits on most types of commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants”; and the forced use of clearing house mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions relating to a particular commodity held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. The new law and rules to be promulgated may negatively impact the Funds’ ability to meet their investment objectives through limits or requirements imposed either on them or upon its counterparties. In particular, new position limits imposed on the Funds or their counterparties may impact the Funds’ abilities to invest in a manner that most efficiently meets their investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of the Funds’ investments and doing business.

Off Balance Sheet Financing

As of June 30, 2011, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

 Contractual Obligations

The primary contractual obligations of each Fund will be with the Sponsor and certain other service providers.  The Sponsor, in return for its services, will be entitled to a management fee calculated as a fixed percentage of each Fund’s NAV, currently 1.00% of its average net assets.  Each Fund will also be responsible for all ongoing fees, costs and expenses of its operation, including (i) brokerage and other fees and commissions incurred in connection with the trading activities of the Fund; (ii) expenses incurred in connection with registering additional Shares of the Fund or offering Shares of the Fund; (iii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iv) the payment of any distributions related to redemption of Shares; (v) payment for routine services of the Trustee, legal counsel and independent accountants; (vi) payment for routine accounting, bookkeeping, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (vii) postage and insurance; (viii) costs and expenses associated with client relations and services; (ix) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (xi) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto).

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

The United States Department of Agriculture (“USDA”) publishes monthly and annual updates for U.S. domestic and worldwide corn production and consumption.  These reports are available on the USDA’s website, www.usda.gov , at no charge.  On July 12, 2011, the USDA released its monthly World Agricultural and Supply and Demand Estimates and estimated that for the Crop Year 2011-2012, the yield per acre for U.S. production would be 158.7 bushels per acre with 92.3 million acres planted and 84.9 million acres harvested.  The total domestic supply of corn is similarly estimated to be 14,370 million bushels with total usage, including exports, forecast at 13,500 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 870 million bushels, down significantly from the 1,708 million bushels for the 2009-2010 Crop Year, but approximately even with the 880 million bushels estimated for the 2010-2011 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is 23.5 days, down significantly from the 47.6 days in 2009-2010, but only down slightly for the 24.1 days for the USDA’s July 12 estimate for 2010-2011.

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

The natural gas market essentially constitutes an auction, where the highest bidder wins the supply.  When markets are “strong” ( i.e., when demand is high and/or supply is low), the bidder must be willing to pay a higher premium to capture the supply.  When markets are “weak” ( i.e., when demand is low and/or supply is high), a bidder may choose not to outbid competitors, waiting instead for later, possibly lower priced, supplies.  Demand for natural gas by consumers, as well as agricultural, manufacturing and transportation industries, determines overall demand for natural gas.  Since the precursors of product demand are linked to economic activity, natural gas demand will tend to reflect economic conditions.

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

The United States Energy Information Administration (“EIA”) publishes daily, weekly, monthly and annual information regarding the natural gas industry, usage and supply estimates. The information is available on the EIA’s website, www.eia.gov , at no charge.

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

The United States Energy Information Administration (“EIA”) publishes daily, weekly, monthly and annual information regarding the crude oil industry, usage and supply estimates. The information is available on the EIA’s website, www.eia.gov , at no charge.

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

The United States Department of Agriculture (“USDA”) publishes monthly and annual updates for U.S. domestic and worldwide soybean  production and consumption.  These reports are available on the USDA’s website, www.usda.gov , at no charge.

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

The United States Department of Agriculture (“USDA”) publishes on U.S. domestic and worldwide sugar production and consumption.  These reports are available on the USDA’s website, www.usda.gov , at no charge.

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

The United States Department of Agriculture (“USDA”) publishes monthly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov , at no charge.

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

During the period from January 1, 2011 through June 30, 2011, (for NAGS and CRUD for those days during this period after which those Funds had commenced operations) the average daily change in the NAV of each Operating Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca

CORN

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor's Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted. The NAVs reflected on this graph have not been adjusted for any particular day when CBOT corn futures were in a “lock limit” situation.

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

 Not applicable to Smaller Reporting Companies.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
On July 31, 2010, the Sponsor made the following capital contributions and received the following shares for that contribution prior to each Fund’s commencement of operations; such shares were sold in private offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended:

1.	a $100 capital contribution to the Teucrium WTI Crude Oil Fund, a separate series of the Trust, in exchange for two shares of such fund;
2.	a $100 capital contribution to the Teucrium Natural Gas Fund, another series of the Trust, in exchange for four shares of such fund;
3.	a $100 capital contribution to the Teucrium Soybean Fund, another series of the Trust, in exchange for four shares of such fund;
4.	a $100 capital contribution to the Teucrium Sugar Fund, another series of the Trust, in exchange for four shares of such fund; and
5.	a $100 capital contribution to the Teucrium Wheat Fund, another series of the Trust, in exchange for four shares of such fund.

6.	a $100 capital contribution to the Teucrium Agricultural Fund, another series of the Trust, in exchange for two shares of such fund.

(b)
The registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. From October 1, 2010 through June 30, 2011, 1,300,000 Shares of the Fund were sold at an aggregate offering price of $49,465,653. The Fund paid fees to Foreside Fund Services, LLC for its services as Marketing Agent to the Fund from October 1, 2010 through June 30, 2011 in an amount equal to $96,365, resulting in net offering proceeds of $49,369,288. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 40,000,000 common units, or “Shares,” of Teucrium Natural Gas Fund (File No. 333-167593) was declared effective on October 22, 2010.  From February 1, 2011 (the commencement of the offering) through June 30, 2011, 200,000 Shares of the Fund were sold at an aggregate offering price of $5,000,000.  The Fund paid fees to Foreside Fund Services, LLC for its services as Marketing Agent to the Fund through June 30 in an amount equal to $38,072, resulting in net offering proceeds of $4,961,928.   The offering proceeds were invested in natural gas futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 15,000,000 common units, or “Shares,” of Teucrium WTI Crude Oil Fund (File No. 333-167594) was declared effective on October 22, 2010.  From February 23, 2011 (the commencement of the offering) through June 30, 2011, 100,000 Shares of the Fund were sold at an aggregate offering price of $5,000,000.  The Fund paid fees to Foreside Fund Services, LLC for its services as Marketing Agent to the Fund through June 30, 2011 in an amount equal to $34,017, resulting in net offering proceeds of $4,965,983.   The offering proceeds were invested in crude oil futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011.

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for each month during the quarter ended June 30, 2011:

Issuer Purchases of CORN Shares: Nothing to Report

Issuer Purchases of NAGS Shares: Nothing to Report

Issuer Purchases of CRUD Shares: Nothing to Report

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

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Title:	Principal Executive Officer

By:	/s/ Dale Riker
Name:	Dale Riker
Title:	Principal Financial Officer

Date: August 5, 2011