Form 10-Q/A
period 2011-06-30
Teucrium Commodity Trust
filed 2011-09-02
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

☐ Yes     ☒ No

Explanatory  Note

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (“Form 10-Q) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the following material from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Docume

No other changes have been made to the Registrant’s Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filings.

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

101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

	101.INS	XBRL Instance Document**

	101.SCH	XBRL Taxonomy Extension Schema Document**

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 3 to Registration Statement No. 333-162033, filed on March 29, 2010 and incorporated by reference herein.

(5)	Filed on August 5, 2011 as an exhibit to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011. ** Furnished herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: September 2, 2011 Date: September 2, 2011	Teucrium Commodity Trust By:/s/ Sal Gilbertie SAL GILBERTIE PRINCIPAL EXECUTIVE OFFICER By:/s/ Dale Riker DALE RIKER PRINCIPAL FINANCIAL OFFICER