Form 10-Q
period 2011-09-30
Teucrium Commodity Trust
filed 2011-11-14
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765
Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
☒ Yes     ☐ No

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

☐ Yes     ☒ No

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

Index to Financial Statements

Documents	Page
TEUCRIUM COMMODITY TRUST	5

Statements of Assets and Liabilities at September 30, 2011 (Unaudited) and December 31, 2010	5

Schedule of Investments (Unaudited) at September 30, 2011	6

Statements of Operations (Unaudited) for the three and nine months ended September 30, 2011, for the three months ended September 30, 2010 and from commencement of operations (June 9, 2010) through September 30, 2010	7

Statement of Changes in Net Assets (Unaudited) for the nine months ended September 30, 2011 and from commencement of operations (June 9, 2010) through September 30, 2010	8

Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and from commencement of operations (June 9, 2010) through September 30, 2010	9

Notes to Financial Statements	10

TEUCRIUM CORN FUND	18

Statements of Assets and Liabilities at September 30, 2011 (Unaudited) and December 31, 2010	18

Schedule of Investments (Unaudited) at September 30, 2011	19

Statements of Operations (Unaudited) ) for the three and nine months ended September 30, 2011, for the three months ended September 30, 2010 and from commencement of operations (June 9, 2010) through September 30, 2010	20

Statement of Changes in Net Assets (Unaudited) for the nine months ended September 30, 2011 and from commencement of operations (June 9, 2010) through September 30, 2010	21

Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and from commencement of operations (June 9, 2010) through September 30, 2010	22

Notes to Financial Statements	23

TEUCRIUM NATURAL GAS FUND	31

Statements of Assets and Liabilities at September 30, 2011 (Unaudited) and December 31, 2010	31

Schedule of Investments (Unaudited) at September 30, 2011	32

Statements of Operations (Unaudited) for the three months ending September 30, 2011 and from commencement of operations (February 1, 2011) through September 30, 2011	33

Statement of Changes in Net Assets (Unaudited) from commencement of operations (February 1, 2011) through September 30, 2011	34

Statement of Cash Flows (Unaudited) from commencement of operations (February 1, 2011) through September 30, 2011	35

Notes to Financial Statements	36

TEUCRIUM WTI CRUDE OIL FUND	43

Statements of Assets and Liabilities at September 30, 2011 (Unaudited) and December 31, 2010	43

Schedule of Investments (Unaudited) at September 30, 2011	44

Statements of Operations (Unaudited) for the three months ending September 30, 2011 and from commencement of operations (February 23, 2011) through September 30, 2011	45

Statement of Changes in Net Assets (Unaudited) from commencement of operations (February 23, 2011) through September 30, 2011	46

Statement of Cash Flows (Unaudited) from commencement of operations (February 23, 2011) through September 30, 2011	47

Notes to Financial Statements	48

TEUCRIUM SOYBEAN FUND	55

Statements of Assets and Liabilities at September 30, 2011 (Unaudited) and December 31, 2010	55

Schedule of Investments (Unaudited) at September 30, 2011	56

Statements of Operations (Unaudited) from commencement of operations (September 19, 2011) through September 30, 2011	57

Statement of Changes in Net Assets (Unaudited) from commencement of operations (September 19, 2011) through September 30, 2011	58

Statement of Cash Flows (Unaudited) from commencement of operations (September 19, 2011) through September 30, 2011	59

Notes to Financial Statements	60

TEUCRIUM SUGAR FUND	67

Statements of Assets and Liabilities at September 30, 2011 (Unaudited) and December 31, 2010	67

Schedule of Investments (Unaudited) at September 30, 2011	68

Statements of Operations (Unaudited) from commencement of operations (September 19, 2011) through September 30, 2011	69

Statement of Changes in Net Assets (Unaudited) from commencement of operations (September 19, 2011) through September 30, 2011	70

Statement of Cash Flows (Unaudited) from commencement of operations (September 19, 2011) through September 30, 2011	71

Notes to Financial Statements	72

TEUCRIUM WHEAT FUND	79

Statements of Assets and Liabilities at September 30, 2011 (Unaudited) and December 31, 2010	79

Schedule of Investments (Unaudited) at September 30, 2011	80

Statements of Operations (Unaudited) from commencement of operations (September 19, 2011) through September 30, 2011	81

Statement of Changes in Net Assets (Unaudited) from commencement of operations (September 19, 2011) through September 30, 2011	82

Statement of Cash Flows (Unaudited) from commencement of operations (September 19, 2011) through September 30, 2011	83

Notes to Financial Statements	84

TEUCRIUM AGRICULTURAL FUND	90

Statement of Assets and Liabilities at September 30, 2011 (Unaudited)	90

Notes to Statement of Assets and Liabilities	91

TEUCRIUM COMMODITY TRUST
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$113,964,717	$39,311,038
Commodity futures contracts	-	5,178,219
Collateral, due from broker	18,776,599	-
Interest receivable	830	5,246
Other assets	625,224	12,526
Total assets	133,367,370	44,507,029

Liabilities

Commodity futures contracts	15,318,753	-
Collateral, due to broker	-	1,496,045
Management fee payable to Sponsor	102,457	34,328
Other liabilities	194,295	12,217
Total liabilities	15,615,505	1,542,590

Net assets	$117,751,865	$42,964,439

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
SCHEDULE OF INVESTMENTS
September 30, 2011
(Unaudited)

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.015%, due October 20, 2011	$9,999,940	8.49%	$10,000,000
U.S. Treasury bills, 0.001%, due November 17, 2011	9,999,870	8.49	10,000,000
Total U.S. Treasury obligations	19,999,810	16.98

Money market funds
Dreyfus Cash Management Plus	93,964,807	79.80

Total cash equivalents	$113,964,617	96.78%

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (1,186 contracts, settlement date March 14, 2012)	$5,542,419	4.71%	$35,920,975
CBOT corn futures (1,005 contracts, settlement date May 14, 2012)	6,580,458	5.59	30,828,375
CBOT corn futures (1,328 contracts, settlement date December 14, 2012)	1,295,724	1.10	37,565,800

United States natural gas futures contracts
NYMEX natural gas futures (11 contracts, settlement date February 27, 2012)	97,504	0.08	452,100
NYMEX natural gas futures (11 contracts, settlement date March 28, 2012)	49,634	0.04	450,670
NYMEX natural gas futures (11 contracts, settlement date September 26, 2012)	15,303	0.01	470,470
NYMEX natural gas futures (10 contracts, settlement date October 29, 2012)	6,729	0.00	443,800

United States WTI crude oil futures contracts
WTI crude oil futures (21 contracts, settlement date November 18, 2011)	385,237	0.33	1,665,930
WTI crude oil futures (18 contracts, settlement date May 22, 2012)	421,543	0.36	1,450,080
WTI crude oil futures (20 contracts, settlement date November 16, 2012)	313,465	0.27	1,644,800

United States soybean futures contracts
CBOT soybean futures (13 contracts, settlement date January 13, 2012)	115,427	0.10	773,175
CBOT soybean futures (11 contracts, settlement date March 14, 2012)	97,394	0.08	659,038
CBOT soybean futures (13 contracts, settlement date November 14, 2012)	95,927	0.08	776,425

United States sugar futures contracts
ICE sugar futures (31 contracts, settlement date April 30, 2012)	25,044	0.02	854,112
ICE sugar futures (27 contracts, settlement date June 29, 2012)	108	0.00	720,014
ICE sugar futures (32 contracts, settlement date February 28, 2013)	21,598	0.02	833,997

United States wheat futures contracts
CBOT wheat futures (24 contracts, settlement date March 14, 2012)	96,396	0.08	775,800
CBOT wheat futures (20 contracts, settlement date May 14, 2012)	79,830	0.07	668,500
CBOT wheat futures (22 contracts, settlement date December 14, 2012)	79,013	0.07	787,875
Total commodity futures contracts	$15,318,753	13.01%	$117,741,936

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
STATEMENTS OF OPERATIONS
(Unaudited)

				From the commencement
	Three months ended	Three months ended	Nine months ended	of operations (June 9, 2010)
	September 30, 2011	September 30, 2010	September 30, 2011	through September 30, 2010
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$9,853,860	$1,289,305	$15,385,612	$1,290,285
Net change in unrealized appreciation or depreciation on commodity futures contracts	(10,012,182)	810,334	(20,496,972)	1,014,829
Interest income	8,947	5,796	50,185	6,405
Total (loss) income	(149,375)	2,105,435	(5,061,175)	2,311,519

Expenses
Management fees	328,413	22,239	788,567	25,323
Professional fees	144,878	44,121	437,746	52,131
Distribution and marketing fees	187,910	23,019	484,014	29,249
Custodian fees and expenses	76,886	32,564	239,354	40,351
Brokerage commissions	29,212	-	60,399	-
Other expenses	47,256	14,158	144,655	17,600
Total expenses	814,555	136,101	2,154,735	164,654

Net (loss) income	$(963,930)	$1,969,334	$(7,215,910)	$2,146,865

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
		From the commencement
	Nine months ended	of operations (June 9, 2010)
	September 30, 2011	through September 30, 2010
Operations
Net (loss) income	$(7,215,910)	$2,146,865

Capital transactions
Issuance of shares	111,123,203	19,462,153
Redemption of shares	(29,119,867)	(5,364,242)
Cash proceeds for future series	-	500
Total capital transactions	82,003,336	14,098,411
Net change in net assets	74,787,426	16,245,276

Net assets, beginning of period	42,964,439	100

Net assets, end of period	$117,751,865	$16,245,376

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

		From the commencement
	Nine months ended	of operations (June 9, 2010)
	September 30, 2011	through September 30, 2010
Cash flows from operating activities:
Net (loss) income	$(7,215,910)	$2,146,865
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	20,496,972	(1,014,829)
Changes in operating assets and liabilities:
Collateral, due from broker	(18,776,599)	-
Interest receivable	4,416	(2,480)
Other assets	(612,698)	(13,521)
Collateral, due to broker	(1,496,045)	380,886
Management fee payable to Sponsor	68,129	10,674
Other liabilities	182,078	64,969
Net cash (used in) provided by operating activities	(7,349,657)	1,572,564

Cash flows from financing activities:
Proceeds from sale of shares	111,123,203	19,462,153
Redemption of shares	(29,119,867)	(5,364,242)
Proceeds from sale of shares of future Trust series	-	500
Net cash provided by financing activities	82,003,336	14,098,411

Net change in cash and cash equivalents	74,653,679	15,670,975
Cash and cash equivalents, beginning of period	39,311,038	100
Cash and cash equivalents, end of period	$113,964,717	$15,671,075

 The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”) is a Delaware statutory trust organized on September 11, 2009, and is a series trust. The Teucrium Corn Fund (“CORN”) was the first commodity pool that is a series of the Trust, and as of June 9, 2010, shares of CORN could be purchased and sold on the New York Stock Exchange (“NYSE”) Arca.  In 2010, registration statements were also filed to register units of the Teucrium WTI Crude Oil Fund (“CRUD”), Teucrium Natural Gas Fund (“NAGS”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), and Teucrium Wheat Fund (“WEAT”), which would represent additional future series of the Trust. On April 22, 2011, an initial registration statement to register units was filed with the Securities and Exchange Commission (“SEC”) for the Teucrium Agricultural Fund (“TAGS”).  This would represent an additional series of the Trust. All these series of the Trust for which registration statements had been filed and/or approved as of September 30, 2011 are collectively referred to as the “Funds” and singularly as the “Fund.” The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund.  The Trust and the Funds operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

On October 22, 2010, the Forms S-1 for NAGS and CRUD were declared effective by the SEC. On January 31, 2011, four Creation Baskets for NAGS were issued representing 200,000 shares and $5,000,000. NAGS began trading on the NYSE Arca on February 1, 2011. On February 22, 2011, four Creation Baskets for CRUD were issued representing 100,000 shares and $5,000,000.  CRUD began trading on the NYSE Arca on February 23, 2011. Amended registration statements for CANE, SOYB and WEAT were filed with the SEC on March 9, 2011, and, on June 17, 2011, the Forms S-1 for CANE, SOYB and WEAT were declared effective by the SEC. On September 16, 2011, two initial Creation Baskets for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT were issued.  On September 19, 2011, CANE, SOYB and WEAT started trading on the NYSE Arca. The Teucrium Corn Fund, the Teucrium Natural Gas Fund, the Teucrium WTI Crude Oil Fund, the Teucrium Sugar Fund, the Teucrium Soybean Fund and the Teucrium Wheat Fund are collectively referred to herein as the “Operating Funds” and singularly referred to as an “Operating Fund.”  As of September 30, 2011, the Form S-1 for TAGS has not yet been declared effective by the SEC.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as applicable. The operating results from January 1, 2011 through September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, NAGS, CRUD, CANE, SOYB, WEAT and TAGS. For the year ended December 31, 2010, the operations of the Trust consist entirely of the operations of CORN, which commenced operations on June 9, 2010. For the period January 1, 2011 through September 30, 2011, the operations of the Trust contain the results of CORN, NAGS, CRUD, SOYB, CANE, and WEAT for the months during which each Fund was trading.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10, “Accounting for Uncertainty in Income Taxes,” the Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Funds are subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets.   Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2011 or December 31, 2010.  However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended September 30, 2011 and the year ended December 31, 2010.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Trust had a balance of $93,964,807 and $39,310,538 in money market funds at September 30, 2011 and December 31, 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  The Trust also had investments in United States Treasury Bills with a maturity of three months or less with a fair value of $19,999,810 on September 30, 2011 and $0 on December 31, 2010.

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

Sponsor Fee

The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. For the performance of this service, the Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Funds pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Trust’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Trust uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy. For instance, when Corn Futures Contracts on the Chicago Board of Trade (“CBOT”) are not actively trading due to a “limit-up” or ‘limit-down” condition, meaning that the change in the Corn Futures Contracts has exceeded the limits established, the Trust and the Fund will revert to alternative verifiable sources of valuation of its assets.  When such a situation exists on a quarter close, the Sponsor will calculate the Net Asset Value (“NAV”) on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

On September 30, 2011, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required, whereas, on June 30, 2011, two of the Corn Futures Contract months that were traded on the CBOT and held by CORN were in a “limit down” condition, and in the opinion of the Trust and CORN, the reported value at the close of the market on that day did not fairly value the contracts held by the Fund. Therefore, the Trust and the Fund used alternative verifiable sources to value the CBOT futures held by the Fund which were in a “limit down” condition on June 30, 2011, and the financial statements of the Fund were adjusted accordingly.

The Funds and the Trust record their derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the CBOT or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The implementation of ASU No. 2011-04 is not expected to have a material impact on financial statement disclosures for the Trust or the Funds.

Note 3 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2011 and assets as of December 31, 2010:

September 30, 2011

				Balance
				as of
				September 30,
	Level 1	Level 2	Level 3	2011
Assets:
Cash equivalents	$113,964,617	$-	$-	$113,964,617

				Balance
				as of
				September 30,
	Level 1	Level 2	Level 3	2011
Liabilities:
Commodity futures contracts
Corn futures contracts	$13,418,601	$-	$-	$13,418,601
Natural gas futures contracts	169,170	-	-	169,170
WTI crude oil futures contracts	1,120,245	-	-	1,120,245
Soybean futures contracts	308,748	-	-	308,748
Sugar futures contracts	46,750	-	-	46,750
Wheat futures contracts	255,239	-	-	255,239
Total commodity futures contracts	$15,318,753	$-	$-	$15,318,753

December 31, 2010

				Balance
				as of
				December 31,
	Level 1	Level 2	Level 3	2010
Assets:
Cash equivalents	$39,310,538	$-	$-	$39,310,538
Corn futures contracts	5,178,219	-	-	5,178,219
Total	$44,488,757	$-	$-	$44,488,757

Transfers into and out of each level of the fair value hierarchy for the corn futures contracts valued using alternative verifiable sources due to a "limit-down" condition for the period January 1, 2011 through September 30, 2011 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Corn future contracts	$9,140,288	$9,140,288	$9,140,288	$9,140,288	$-	$-

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Corn future contracts	$5,938,713	$5,938,713	$5,938,713	$5,938,713	$-	$-

Note 4 - Derivative Instruments and Hedging Activities

            In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three months ended September 30, 2011, the Operating Funds invested in commodity futures contracts and Chicago Mercantile Exchange Calendar Swaps. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire.  Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.  As of September 30, 2011, the Operating Funds had investments only in commodity futures contracts specifically related to each Fund.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2011 (unaudited) and December 31, 2010.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended September 30, 2011 (unaudited) and from commencement of operations through September 30, 2010.

At September 30, 2011, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset derivatives	Liability derivatives
Commodity price
Corn futures contracts	$-	$(13,418,601)
Natural gas futures contracts	-	(169,170)
WTI crude oil futures contracts	-	(1,120,245)
Soybean futures contracts	-	(308,748)
Sugar futures contracts	-	(46,750)
Wheat futures contracts	-	(255,239)
Total	$-	$(15,318,753)

At December 31, 2010, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset derivatives
Commodity price
Corn futures contracts	$5,178,219

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

For the period July 1, 2011 to September 30, 2011
	Realized gain (loss) on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Corn futures contracts	$10,147,450	$(8,334,377)
Natural gas futures contracts	(213,080)	(112,162)
WTI crude oil futures contracts	(45,320)	(954,906)
Soybean futures contracts	148	(308,748)
Sugar futures contracts	(35,682)	(46,750)
Wheat futures contracts	344	(255,239)
Total	$9,853,860	$(10,012,182)

For the period July1, 2010 to September 30, 2010

	Realized gain (loss) on	Net change in unrealized gain
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Corn futures contracts	$1,289,305	$810,334

For the period January 1, 2011 to September 30, 2011
	Realized gain (loss) on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Corn futures contracts	$15,823,273	$(18,596,820)
Natural gas futures contracts	(541,020)	(169,170)
Oil futures contracts	138,549	(1,120,245)
Soybean futures contracts	148	(308,748)
Sugar futures contracts	(35,682)	(46,750)
Wheat futures contracts	344	(255,239)
Total	$15,385,612	$(20,496,972)

For the period from commencement of operations (June 9, 2010) to September 30, 2010

	Realized gain (loss) on	Net change in unrealized gain
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Corn futures contracts	$1,290,285	$1,014,829

Volume of Derivative Activities

At September 30, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Corn futures contracts	$104,315,150	3,519
Natural gas futures contracts	1,817,040	43
Crude oil futures contracts	4,760,810	59
Soybean futures contracts	2,208,638	37
Sugar futures contracts	2,408,123	90
Wheat futures contracts	2,232,175	66
Total	$117,741,936	3,814

At December 31, 2010, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Corn futures contracts	$42,979,000	1,411

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

Note 6 – Subsequent Events

For the period October 1, 2011 through November 9, 2011, CORN had three Redemption Baskets representing 300,000 shares and $12,588,325.

On October 31, 2011, the Fund filed a Form 8-K with the SEC which described modifications to the contractual relationship with Foreside Fund Services, LLC (“Foreside”), the Trust and the Sponsor.  Foreside will continue to serve as the distributor for the Fund; however, as of October 1, 2011, the Distribution Consulting and Marketing Services Agreement that was previously in place between the parties has been terminated.

TEUCRIUM CORN FUND
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$101,333,977	$39,310,538
Commodity futures contracts	-	5,178,219
Collateral, due from broker	16,184,201	-
Interest receivable	757	5,246
Other assets	313,272	12,526
Total assets	117,832,207	44,506,529

Liabilities

Commodity futures contracts	13,418,601	-
Collateral, due to broker	-	1,496,045
Management fee payable to Sponsor	97,674	34,328
Other liabilities	34,317	12,217
Total liabilities	13,550,592	1,542,590

Net assets	$104,281,615	$42,963,939

Shares outstanding	2,600,004	1,100,004

Net asset value per share	$40.11	$39.06

Market value per share (closing price)	$39.88	$39.01

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
SCHEDULE OF INVESTMENTS
September 30, 2011
(Unaudited)

	Fair	Percentage of	Principal
Description: Assets	Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.015%, due October 20, 2011	$9,999,940	9.59%	$10,000,000
U.S. Treasury bills, 0.001%, due November 17, 2011	9,999,870	9.59	10,000,000
Total U.S. Treasury obligations	19,999,810	19.18

Money market funds
Dreyfus Cash Management Plus	81,334,167	77.99

Total cash equivalents	$101,333,977	97.17%

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (1,186 contracts, settlement date March 14, 2012)	$5,542,419	5.32%	$35,920,975
CBOT corn futures (1,005 contracts, settlement date May 14, 2012)	6,580,458	6.31	30,828,375
CBOT corn futures (1,328 contracts, settlement date December 14, 2012)	1,295,724	1.24	37,565,800
	$13,418,601	12.87%	$104,315,150

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF OPERATIONS
(Unaudited)

				From the commencement
	Three months ended	Three months ended	Nine months ended	of operations (June 9, 2010)
	September 30, 2011	September 30, 2010	September 30, 2011	through September 30, 2010
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$10,147,450	$1,289,305	$15,823,273	$1,290,285
Net change in unrealized appreciation or depreciation on commodity futures contracts	(8,334,377)	810,334	(18,596,820)	1,014,829
Interest income	8,677	5,796	47,397	6,405
Total income (loss)	(1,821,750)	2,105,435	(2,276,150)	2,311,519

Expenses
Management fees	315,409	22,239	753,877	25,323
Professional fees	94,916	44,121	278,711	52,131
Distribution and marketing fees	146,541	23,019	352,968	29,249
Custodian fees and expenses	32,564	32,564	96,631	40,351
Brokerage commissions	27,901	-	58,319	-
Other expenses	27,637	14,158	81,213	17,600
Total expenses	644,968	136,101	1,621,719	164,654
Net income (loss)	$1,176,782	1,969,334	(4,347,869)	2,146,865

Net (loss) income per share	(0.28)	6.60	1.05	7.49
Net income (loss) per weighted average share	0.43	6.59	(1.92)	7.67
Weighted average shares outstanding	$2,718,482	$298,917	$2,259,345	$279,829

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF CHANGES IN NET ASSETS
 (Unaudited)

		From the commencement
	Nine months ended	of operations (June 9, 2010)
	September 30, 2011	through September 30, 2010
Operations
Net (loss) income	$(4,347,869)	$2,146,865
Capital transactions
Issuance of Shares	92,546,004	19,462,153
Redemption of Shares	(26,880,459)	(5,364,242)
Total capital	65,665,545	14,097,911
Net change in net assets	61,317,676	16,244,776

Net assets, beginning of period	42,963,939	100

Net assets, end of period	$104,281,615	$16,244,876
Net asset value per share
At beginning of period	$39.06	$25.00

At end of period	$40.11	$32.49

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	From the commencement of operations (June 9, 2010)
	September 30, 2011	through September 30, 2010
Cash flows from operating activities:
Net (loss) income	$(4,347,869)	$2,146,865
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	18,596,820	(1,014,829)
Changes in operating assets and liabilities:
Collateral, due from broker	(16,184,201)	-
Interest receivable	4,489	(2,480)
Other assets	(300,746)	(13,521)
Collateral, due to broker	(1,496,045)	380,886
Management fee payable to Sponsor	63,346	10,674
Other liabilities	22,100	64,969
Net cash (used in) provided by operating activities	(3,642,106)	1,572,564

Cash flows from financing activities:
Proceeds from sale of Shares	92,546,004	19,462,153
Redemption of Shares	(26,880,459)	(5,364,242)
Net cash provided by financing activities	65,665,545	14,097,911

Net change in cash and cash equivalents	62,023,439	15,670,475
Cash and cash equivalents, beginning of period	39,310,538	100
Cash and cash equivalents, end of period	$101,333,977	$15,670,575

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 – Organization and Operation

Teucrium Corn Fund (referred to herein as “CORN,” the “Corn Fund” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009.  The Corn Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Corn Fund. The Corn Fund continuously offers Creation Baskets consisting of 100,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Corn Fund (the “Marketing Agent”).   Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CORN,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Corn Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for corn interests.  The Corn Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated May 1, 2011, as applicable. The operating results from January 1, 2011 through September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes,” the Corn Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Corn Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Corn Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Corn Fund recording a tax liability that reduces net assets.   Based on its analysis, the Corn Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2011 or December 31, 2010.  However, the Corn Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Corn Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2011 and December 31, 2010.

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

Authorized Purchasers may redeem shares from the Corn Fund only in blocks of 100,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The Corn Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Corn Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period July 1, 2011 through September 30, 2011 the Sponsor had five Redemption Baskets and one Creation Basket totaling a net reduction to the Corn Fund of 400,000 shares.  For the period January 1, 2011 through September 30, 2011, the Sponsor had six Redemption Baskets and twenty-one Creation Baskets totaling a net addition to the Corn Fund of 1,500,000 shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Corn Fund in proportion to the number of shares each shareholder holds as of the close of each month.

 Cash Equivalents

 Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Corn Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Corn Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Corn Fund had a balance of $81,334,167 and $39,310,538 in money market funds at September 30, 2011 and December 31, 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Corn Fund held $19,999,810 and $0 in United States Treasury Bills with a maturity date of three months or less at September 30, 2011 and December 31, 2010 respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee

The Sponsor is responsible for investing the assets of the Corn Fund in accordance with the objectives and policies of the Corn Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Corn Fund. For these services, the Corn Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.  For the period July 1, 2011 through September 30, 2011, the Corn Fund recorded $315,409 in management fees to the sponsor.  For the period January 1, 2011 through September 30, 2011, the Corn Fund recorded $753,877 in management fees to the sponsor. The Corn Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Corn Fund also pays the fees and expenses associated with the Fund’s tax accounting and reporting requirements. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses.

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

On June 30, 2011, the Corn Futures Contracts traded on the CBOT were in a “limit-down” condition and, in the opinion of the Trust and the Fund, the reported value at the close of the market on that day did not fairly value the Corn Futures Contracts held by the Fund.   Therefore, the Trust and the Fund used alternative verifiable sources to value the Corn Futures Contracts on June 30, 2011 and the financial statements of the Fund were adjusted accordingly, resulting in an approximately $5,801,000 decrease to unrealized change in commodity futures contracts as compared to the reported CBOT values.  On September 30, 2011, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The implementation of ASU No. 2011-04 is not expected to have a material impact on financial statement disclosures for the Trust or the Funds.

Note 3 – Fair Value Measurements

The Corn Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Corn Fund’s significant accounting policies in Note 2.  The following table presents information about the Corn Fund’s assets and liabilities measured at fair value as of September 30, 2011 and assets as of December 31, 2010:

				Balance
				as of
				September 30,
	Level 1	Level 2	Level 3	2011
Assets:
Cash equivalents	$101,333,977	$-	$-	$101,333,977

				Balance
				as of
				September 30,
	Level 1	Level 2	Level 3	2011
Liabilities:
Commodity futures contracts	$13,418,601	$	$-	$13,418,601

				Balance
				as of
				December 31,
	Level 1	Level 2	Level 3	2010
Assets:
Cash equivalents	$39,310,538	$-	$-	$39,310,538
Commodity futures contracts	5,178,219	-	-	5,178,219
Total	$44,488,757	$-	$-	$44,488,757

Transfers into and out of each level of the fair value hierarchy for the corn futures contracts valued using alternative verifiable sources due to a "limit-down" condition for the period January 1, 2011 through September 30, 2011 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Corn future contracts	$9,140,288	$9,140,288	$9,140,288	$9,140,288	$-	$-

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Corn future contracts	$5,938,713	$5,938,713	$5,938,713	$5,938,713	$-	$-

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Corn Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Corn Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Corn Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three months ended September 30, 2011, the Corn Fund invested in CBOT Corn Futures Contracts and Chicago Mercantile Exchange Calendar Swaps. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.  As of September 30, 2011, the Fund had investments only in commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2011 (unaudited) and December 31, 2010.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended September 30, 2011 (unaudited) and from commencement of operations through September 30, 2010.

The fair value of derivative instruments was as follows:

  At September 30, 2011

Primary underlying risk	Asset derivatives	Liability derivatives
Commodity price
Commodity futures contracts	$-	$(13,418,601)

At December 31, 2010

Primary Underlying Risk	Asset Derivatives
Commodity Price
Commodity futures contracts	$5,178,219

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Corn Fund:

  Period July 1, 2011 to September 30, 2011
	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$10,147,450	$(8,334,377)

  Period January 1, 2011 to September 30, 2011
	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$15,823,273	$(18,596,820)

Period July 1, 2010 to September 30, 2010

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$1,289,305	$810,334

Period commencement of operations (June 9, 2010) through September 30, 2010

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$1,290,285	$1,014,829

Volume of Derivative Activities

The notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

At September 30, 2011

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$104,315,150	3,519

At December 31, 2010

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$42,979,000	1,411

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the period January 1, 2011 through September 30, 2011 and for the period from the commencement of operations (June 9, 2010) through September 30, 2010. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for January 1 through September 30, 2011
Net asset value at beginning of period	$39.06
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	1.73
Total expenses	(0.72)
Net increase in net asset value	1.05
Net asset value end of period	$40.11
Total Return	2.69%
Ratios to Average Net Assets (Annualized)
Total expense	2.15%
Net investment loss	(2.09)%

Per Share Operation Performance for commencement of operations (June 9, 2010) through September 30, 2010
Net asset value at beginning of period	$25.00
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	8.06
Total expenses	(0.59)
Net increase in net asset value	7.49
Net asset value end of period	$32.49
Total Return	29.96%
Ratios to Average Net Assets (Annualized)
Total expense	6.47%
Net investment loss	(6.47)%

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

Note 7 – Subsequent Events

  For the period October 1, 2011 through November 9, 2011, CORN had three Redemption Baskets representing 300,000 shares and $12,588,325.

On October 31, 2011, the Fund filed a Form 8-K with the SEC which described modifications to the contractual relationship with Foreside Fund Services, LLC (“Foreside”), the Trust and the Sponsor.  Foreside will continue to serve as the distributor for the Fund; however, as of October 1, 2011, the Distribution Consulting and Marketing Services Agreement that was previously in place between the parties has been terminated.

TEUCRIUM NATURAL GAS FUND
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$1,648,544	$100
Collateral, due from broker	263,013	-
Interest receivable	14	-
Other assets	142,936	-
Total assets	2,054,507	100

Liabilities

Commodity futures contracts	169,170	-
Management fee payable to sponsor	456	-
Other liabilities	64,236	-
Total liabilities	233,862	-

Net assets	$1,820,645	$100

Shares outstanding	100,004	4

Net asset value per share	$18.21	$25.00

Market value per share (closing price)	$18.34	$-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS
September 30, 2011
  (Unaudited)

	Fair	Percentage of
Description: Assets	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$1,648,544	90.55%

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (11 contracts, settlement date February 27, 2012)	$97,504	5.35%	$452,100
NYMEX natural gas futures (11 contracts, settlement date March 28, 2012	49,634	2.73	450,670
NYMEX natural gas futures (11 contracts, settlement date September 26, 2012)	15,303	0.84	470,470
NYMEX natural gas futures (10 contracts, settlement date October 29, 2012)	6,729	0.37	443,800
	$169,170	9.29%	$1,817,040

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND
STATEMENTS OF OPERATIONS
(Unaudited)
		From the commencement
	Three months ended	of operations (February 1, 2011)
	September 30, 2011	through September 30, 2011
Income
Realized and unrealized loss on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(213,080)	$(541,020)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(112,162)	(169,170)
Interest income	68	1,168
Total loss	(325,174)	(709,022)

Expenses
Management fees	456	4,084
Professional fees	13,866	72,718
Distribution and marketing fee	11,691	60,078
Custodian fees and expenses	11,758	64,852
Brokerage commissions	74	532
Other expenses	5,115	28,761
Total expenses	42,960	231,025

Net loss	$(368,134)	$(940,047)

Net loss per share	$(3.68)	$(6.79)
Net loss per weighted average share	$(3.68)	$(8.44)
Weighted average shares outstanding	100,004	111,368

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)
From the commencement
of operations (February 1, 2011)
through September 30, 2011
Operations
Net loss	$(940,047)
Capital transactions
Issuance of Shares	5,000,000
Redemption of Shares	(2,239,408)
Total capital	2,760,592
Net change in net assets	1,820,545

Net assets, beginning of period	100

Net assets, end of period	$1,820,645
Net asset value per share at beginning of period	$25.00

At end of period	$18.21

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND
STATEMENT OF CASH FLOWS
(Unaudited)

From the commencement
of operations (February 1, 2011)
through September 30, 2011
Cash flows from operating activities:
Net loss	$(940,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	169,170
Changes in operating assets and liabilities:
Collateral, due from broker	(263,013)
Interest receivable	(14)
Other assets	(142,936)
Management fee payable to Sponsor	456
Other liabilities	64,236
Net cash used in operating activities	(1,112,148)

Cash flows from financing activities:
Proceeds from sale of Shares	5,000,000
Redemption of Shares	(2,239,408)
Net cash provided by financing activities	2,760,592

Net change in cash and cash equivalents	1,648,444
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$1,648,544

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 – Organization and Operation

Teucrium Natural Gas Fund (“NAGS” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009.  NAGS issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. NAGS continuously offers Creation Baskets consisting of 50,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Marketing Agent”).   Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “NAGS,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for natural gas interests.  The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual report on Form 10-K and Form 10-K/A, as applicable. The operating results from the commencement of operations (February 1, 2011) through September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2011 or December 31, 2010.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2011 and the year ended December 31, 2010.

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

Authorized Purchasers may redeem shares from NAGS only in blocks of 50,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period from commencement of operations (February 1, 2011) through September 30, 2011, the Sponsor had two Redemption and four Creation Baskets totaling a net addition to the Fund of 100,000 shares.  As outlined in Amendment No 2 to Form S-1, 100,000 represents two Redemption Baskets for the Fund and a minimum level of shares.  Therefore, as of March 3, 2011, the Sponsor determined that no further redemptions would be approved until such a time as additional shares were created.

For the period July 1, 2011 through September 30, 2011, there were no Creation or Redemption Baskets for NAGS.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  NAGS had a balance of $1,648,544 and $0 in money market funds on September 30, 2011 and December 31, 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

 Sponsor Fee

 The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period July 1, 2011 through September 30, 2011, the Fund recorded $456 in management fees to the Sponsor.  For the period from commencement of operations (February 1, 2011) through September 30, 2011, the Fund recorded $4,084 in management fees to the Sponsor. The Sponsor has waived, for a period and to be instituted again at the Sponsor’s discretion, the management fee for this Fund. This action by the Sponsor resulted in an approximate $11,000 reduction in expenses to the Fund for the period commencement of operations (February 1, 2011) through September 30, 2011. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.  On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The implementation of ASU No. 2011-04 is not expected to have a material impact on financial statement disclosures for the Trust or the Funds.

Note 3 – Fair Value Measurements

  The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2011 (unaudited):

				Balance
Assets:				as of
				September 30,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$1,648,544	$-	$-	$1,648,544

				Balance
Liabilities:				as of
				September 30,
	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$169,170	$-	$-	$169,170

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended September 30, 2011, the Fund had invested only in natural gas commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended, September 30, 2011 (unaudited).

At September 30, 2011, the fair value of derivative instruments were as follows:

Primary underlying risk	Asset derivatives	Liability derivatives
Commodity price
Commodity futures contracts	$-	$(169,170)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period July 1, 2011 to September 30, 2011

	Realized loss on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$(213,080)	$(112,162)

For the period from commencement of operations (February 1, 2011) to September 30, 2011

	Realized loss on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$(541,020)	$(169,170)

Volume of Derivative Activities

At September 30, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$1,817,040	43

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from commencement of operations (February 1, 2011) through September 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(4.73)
Total expenses	(2.07)
Net decrease in net asset value	(6.79)
Net asset value at end of period	$18.21
Total Return	(27.16)%
Ratios to Average Net Assets (Annualized)
Total expense	14.14%
Net investment loss	(14.07)%

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

Note 7 – Subsequent Events

On October 31, 2011, the Fund filed a Form 8-K with the SEC which described modifications to the contractual relationship with Foreside Fund Services, LLC (“Foreside”), the Trust and the Sponsor.  Foreside will continue to serve as the distributor for the Fund; however, as of October 1, 2011, the Distribution Consulting and Marketing Services Agreement that was previously in place between the parties has been terminated.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$4,470,225	$100
Collateral, due from broker	1,377,247	-
Interest receivable	39	-
Other assets	169,016	-
Total assets	6,016,527	100

Liabilities

Commodity futures contracts	1,120,245	-
Management fee payable to Sponsor	4,327	-
Other liabilities	95,742	-
Total liabilities	1,220,314	-

Net assets	$4,796,213	$100

Shares outstanding	125,002	2

Net asset value per share	$38.37	$50.00

Market value per share (closing price)	$38.08	$-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND
SCHEDULE OF INVESTMENTS
September 30, 2011
(Unaudited)

	Fair	Percentage of
Description: Assets	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$4,470,225	93.20%

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (21 contracts, settlement date November 18, 2011)	$385,237	8.03%	$1,665,930
WTI crude oil futures (18 contracts, settlement date May 22, 2012)	421,543	8.79	1,450,080
WTI crude oil futures (20 contracts, settlement date November 16, 2012)	313,465	6.54	1,644,800
Total commodity futures contracts	$1,120,245	23.36%	$4,760,810

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENTS OF OPERATIONS
(Unaudited)
		From the commencement
	Three months ended	of operations (February 23, 2011)
	September 30, 2011	through September 30, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(45,320)	$138,549
Net change in unrealized appreciation or depreciation on commodity futures contracts	(954,906)	(1,120,245)
Interest income	183	1,601
Total loss	(1,000,043)	(980,095)

Expenses
Management fees	12,548	30,606
Professional fees	36,096	86,317
Distribution and marketing fee	29,678	70,968
Custodian fees and expenses	32,564	77,871
Brokerage commissions	137	448
Other expenses	14,504	34,681
Total expenses	125,527	300,891

Net loss	$(1,125,570)	$(1,280,986)

Net loss per share	$(10.08)	$(11.63)
Net loss per weighted average share	$(10.05)	$(12.20)
Weighted average shares outstanding	111,959	105,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)
From the commencement
of operations (February 23, 2011)
through September 30, 2011
Operations
Net loss	$(1,280,986)

Capital transactions
Issuance of Shares	6,077,099
Net change in net assets	4,796,113

Net assets, beginning of period	100

Net assets, end of period	$4,796,213
Net asset value per share at beginning of period	$50.00

At end of period	$38.37

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENT OF CASH FLOWS
(Unaudited)

From the commencement
of operations (February 23, 2011)
through September 30, 2011
Cash flows from operating activities:
Net loss	$(1,280,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	1,120,245
Changes in operating assets and liabilities:
Collateral, due from broker	(1,377,247)
Interest receivable	(39)
Other assets	(169,016)
Management fee payable to Sponsor	4,327
Other liabilities	95,742
Net cash used in operating activities	(1,606,974)

Cash flows from financing activities:
Proceeds from sale of Shares	6,077,099
Net cash provided by financing activities	6,077,099

Net change in cash and cash equivalents	4,470,125
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$4,470,225

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 – Organization and Operation

Teucrium WTI Crude Oil Fund (“CRUD” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. CRUD issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. CRUD continuously offers Creation Baskets consisting of 25,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Marketing Agent”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CRUD,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for crude oil interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

On October 22, 2010, CRUD’s initial registration of 15,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On February 23, 2011 CRUD listed its shares on the NYSE Arca under the ticker symbol “CRUD.” On the day prior to that, CRUD issued 100,000 shares in exchange for $5,000,000 at CRUD’s initial NAV of $50 per share. CRUD also commenced investment operations on February 23, 2011 by purchasing commodity futures contracts traded on the NYMEX. On December 31, 2010, CRUD had two shares outstanding which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as applicable. The operating results from the commencement of operations (February 23, 2011) through September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2011 or December 31, 2010.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2011 and the year ended December 31, 2010.

The Fund may be subject to potential examination by U.S. federal, U.S. state or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws.  The Fund’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from CRUD. The amount of the proceeds required to purchase a Creation Basket will be equal to the net asset value of the shares in the Creation Basket determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from CRUD only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period from commencement of operations (February 23, 2011) through September 30, 2011, the Sponsor had five Creation Baskets and no Redemption Baskets resulting in a net addition of 125,000 shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  CRUD had a balance of $4,470,225 and $0 in money market funds at September 30, 2011 and December 31, 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period from July 1, 2011 through September 30, 2011, the Fund recorded $12,548 in management fees to the Sponsor. For the period from commencement of operations (February 23, 2011) through September 30, 2011, the Fund recorded $30,606 in management fees to the Sponsor. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.  Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The implementation of ASU No. 2011-04 is not expected to have a material impact on financial statement disclosures for the Trust or the Funds.
Note 3 – Fair Value Measurements

  The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2011 (unaudited):

				Balance
Assets:				as of
				September 30,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$4,470,225	$-	$-	$4,470,225

				Balance
Liabilities:				as of
				September 30,
	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$1,120,245	$-	$-	$1,120,245

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended September 30, 2011, the Fund had invested only in crude oil commodity futures contracts.

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

 The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended September 30, 2011.

At September 30, 2011, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset derivatives	Liability derivatives
Commodity price
Commodity futures contracts	$-	$(1,120,245)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period July 1, 2011 to September 30, 2011

	Realized loss on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$(45,320)	$(954,906)

For the period from commencement of operations (February 23, 2011) to September 30, 2011

	Realized gain on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$138,549	$(1,120,245)

Volume of Derivative Activities

At September 30, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$4,760,810	59

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from commencement of operations (February 23, 2011) through September 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$50.00
Income from investment operations:
Investment income	0.02
Net realized and unrealized loss on commodity futures contracts	(8.78)
Total expenses	(2.87)
Net decrease in net asset value	(11.63)
Net asset value at end of period	$38.37
Total Return	(23.26)%
Ratios to Average Net Assets (Annualized)
Total expense	9.84%
Net investment loss	(9.79)%

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

 Note 7 – Subsequent Events

On October 31, 2011, the Fund filed a Form 8-K with the SEC which described modifications to the contractual relationship with Foreside Fund Services, LLC (“Foreside”), the Trust and the Sponsor.  Foreside will continue to serve as the distributor for the Fund; however, as of October 1, 2011, the Distribution Consulting and Marketing Services Agreement that was previously in place between the parties has been terminated.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,157,689	$100
Collateral, due from broker	342,410	-
Interest receivable	7	-
Total assets	2,500,106	100

Liabilities

Commodity futures contracts	308,748	-

Net assets	$2,191,358	$100

Shares outstanding	100,004	4

Net asset value per share	$21.91	$25.00

Market value per share (closing price)	$22.13	$-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
SCHEDULE OF INVESTMENTS
September 30, 2011
(Unaudited)

	Fair	Percentage of
Description: Asset	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,157,689	98.46%

	Fair	Percentage of	Notional
Description: Liability	Value	Net Assets	Amount

Commodity futures contracts
United States soybean futures contracts
Soybean futures (13 contracts, settlement date January 13, 2012)	$115,427	0.5.27%	$773,175
Soybean futures (11 contracts, settlement date March 14, 2012)	97,394	4.44	659,038
Soybean futures (13 contracts, settlement date November 14, 2012)	95,927	4.38	776,425
	$308,748	14.09%	$2,208,638

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENT OF OPERATIONS
(Unaudited)

From the commencement of operations (September 19, 2011) through September 30, 2011
Income
Realized and unrealized (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$148
Net change in unrealized appreciation or depreciation on commodity futures contracts	(308,748)
Interest income	6
Total loss	(308,594)

Expenses
Brokerage commissions	148
Total expenses	148

Net loss	$(308,742)

Net loss per share	$(3.09)
Net loss per weighted average share	$(3.09)
Weighted average shares outstanding	100,004

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)
From the commencement
of operations (September 19, 2011)
through September 30, 2011
Operations
Net loss	$(308,742)

Capital transactions
Issuance of Shares	2,500,000
Net change in net assets	2,191,258

Net assets, beginning of period	100

Net assets, end of period	$2,191,358
Net asset value per share at beginning of period	$25.00

At end of period	$21.91

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENT OF CASH FLOWS
(Unaudited)

From the commencement
of operations (September 19, 2011)
through September 30, 2011
Cash flows from operating activities:
Net loss	$(308,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	308,748
Changes in operating assets and liabilities:
Collateral, due from broker	(342,410)
Interest receivable	(7)
Net cash used in operating activities	(342,411)

Cash flows from financing activities:
Proceeds from sale of Shares	2,500,000
Net cash provided by financing activities	2,500,000

Net change in cash and cash equivalents	2,157,589
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$2,157,689

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 – Organization and Operation

Teucrium Soybean (“SOYB” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. SOYB issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. SOYB continuously offers Creation Baskets consisting of 25,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Marketing Agent”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “SOYB,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for soybean interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

SOYB commenced investment operations on September 19, 2011 and has a fiscal year ending December 31. SOYB’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

On June 17, 2011, SOYB’s initial registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011 SOYB listed its shares on the NYSE Arca under the ticker symbol “SOYB.” On the business day prior to that, SOYB issued 100,000 shares in exchange for $2,500,000 at SOYB’s initial NAV of $25 per share. SOYB also commenced investment operations on September 19, 2011 by purchasing soybean commodity futures contracts traded on the CBOT. On December 31, 2010, SOYB had four shares outstanding which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as applicable. The operating results from the commencement of operations (September 19, 2011) through September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2011 or December 31, 2010.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2011 and the year ended December 31, 2010.

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

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 50,000 shares from SOYB. The amount of the proceeds required to purchase a Creation Basket will be equal to the net asset value of the shares in the Creation Basket determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from SOYB only in blocks of 50,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period from commencement of operations (September 19, 2011) through September 30, 2011, the Sponsor had two Creation Baskets totaling a net addition to the Fund of 100,000 shares. As outlined in Amendment No 1 to Form S-1, 100,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  SOYB had a balance of $2,157,689 and $0 in money market funds at September 30, 2011 and December 31, 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

In determining the value of Soybean Futures Contracts, the administrator uses the CBOT closing price (typically 2:15 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter soybean interests is determined based on the value of the commodity or futures contract underlying such soybean interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such soybean interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open soybean interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period from commencement of operations (September 19, 2011) through September 30, 2011, the Fund recorded $0 in management fees to the Sponsor. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For an initial period, the Sponsor waived any management fees and other expenses that may be paid by the Fund. This election is subject to change by the Sponsor, at its discretion. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The implementation of ASU No. 2011-04 is not expected to have a material impact on financial statement disclosures for the Trust or the Funds.

Note 3 – Fair Value Measurements

  The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2011 (unaudited):

				Balance
Assets:				as of
				September 30,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$2,157,689	$-	$-	$2,157,689

				Balance
Liabilities:				as of
				September 30,
	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$308,748	$-	$-	$308,748

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended September 30, 2011, the Fund had invested only in soybean commodity futures contracts.

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

 The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended September 30, 2011.

At September 30, 2011, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset derivatives	Liability derivatives
Commodity price
Commodity futures contracts	$-	$(308,748)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period from commencement of operations (September 19, 2011) to September 30, 2011

	Realized gain on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$148	$(308,748)

Volume of Derivative Activities

At September 30, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$2,208,638	37

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from commencement of operations (September 19, 2011) through September 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income from investment operations:
Investment income	-
Expenses	-
Net realized and unrealized loss on commodity futures contracts	(3.09)
Net decrease in net asset value	(3.09)
Net asset value at end of period	$21.91
Total Return	(12.36)%
Ratios to Average Net Assets (Annualized)
Total expense	0.16%
Net investment loss	(0.15)%

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

Note 7 – Subsequent Events

On October 31, 2011, the Fund filed a Form 8-K with the SEC which described modifications to the contractual relationship with Foreside Fund Services, LLC (“Foreside”), the Trust and the Sponsor.  Foreside will continue to serve as the distributor for the Fund; however, as of October 1, 2011, the Distribution Consulting and Marketing Services Agreement that was previously in place between the parties has been terminated.

TEUCRIUM SUGAR FUND
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,203,146	$100
Collateral, due from broker	260,664	-
Interest receivable	6	-
Total assets	2,463,816	100

Liabilities

Commodity futures contracts	46,750	-

Net assets	$2,417,066	$100

Shares outstanding	100,004	4

Net asset value per share	$24.17	$25.00

Market value per share (closing price)	$24.37	$-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
SCHEDULE OF INVESTMENTS
September 30, 2011
(Unaudited)

	Fair	Percentage of
Description: Asset	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,203,146	91.15%

	Fair	Percentage of	Notional
Description: Liability	Value	Net Assets	Amount

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures (31 contracts, settlement date April 30, 2012)	$25,044	1.04%	$854,112
ICE sugar futures (27 contracts, settlement date June 29, 2012)	108	0.00	720,014
ICE sugar futures (32 contracts, settlement date February 28, 2013)	21,598	0.89	833,997
	$46,750	1.93%	$2,408,123

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
STATEMENT OF OPERATIONS
(Unaudited)

From the commencement of operations (September 19, 2011) through September 30, 2011
Income
Realized and unrealized loss on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(35,682)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(46,750)
Interest income	6
Total loss	(82,426)

Expenses
Brokerage commissions	608
Total expenses	608

Net loss	$(83,034)

Net loss per share	$(0.83)
Net loss per weighted average share	$(0.83)
Weighted average shares outstanding	100,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)
From the commencement
of operations (September 19, 2011)
through September 30, 2011
Operations
Net loss	$(83,034)

Capital transactions
Issuance of Shares	2,500,000
Net change in net assets	2,416,966

Net assets, beginning of period	100

Net assets, end of period	$2,417,066
Net asset value per share at beginning of period	$25.00

At end of period	$24.17

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
STATEMENT OF CASH FLOWS
(Unaudited)

From the commencement
of operations (September 19, 2011)
through September 30, 2011
Cash flows from operating activities:
Net loss	$(83,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	46,750
Changes in operating assets and liabilities:
Collateral, due from broker	(260,664)
Interest receivable	(6)
Net cash used in operating activities	(296,954)

Cash flows from financing activities:
Proceeds from sale of Shares	2,500,000
Net cash provided by financing activities	2,500,000

Net change in cash and cash equivalents	2,203,046
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$2,203,146

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 – Organization and Operation

Teucrium Sugar (“CANE” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. CANE issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. CANE continuously offers Creation Baskets consisting of 50,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Marketing Agent”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CANE,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for sugar interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

CANE commenced investment operations on September 19, 2011 and has a fiscal year ending December 31. CANE’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

On June 17, 2011, CANE’s initial registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011 CANE listed its shares on the NYSE Arca under the ticker symbol “CANE.” On the business day prior to that, CANE issued 100,000 shares in exchange for $2,500,000 at CANE’s initial NAV of $25 per share. CANE also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on ICE. On December 31, 2010, CANE had four shares outstanding which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as applicable. The operating results from the commencement of operations (September 19, 2011) through September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2011 or December 31, 2010.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2011 and the year ended December 31, 2010.

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

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 50,000 shares from CANE. The amount of the proceeds required to purchase a Creation Basket will be equal to the net asset value of the shares in the Creation Basket determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from CANE only in blocks of 50,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period from commencement of operations (September 19, 2011) through September 30, 2011, the Sponsor had two Creation Baskets totaling a net addition to the Fund of 100,000 shares. As outlined in Amendment No 1 to Form S-1, 100,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  CANE had a balance of $2,203,146 and $0 in money market funds at September 30, 2011 and December 31, 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

In determining the value of Sugar Futures Contracts, the administrator uses the ICE closing price (typically 2:00 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter sugar interests is determined based on the value of the commodity or futures contract underlying such sugar interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such sugar interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open sugar interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period from commencement of operations (September 19, 2011) through September 30, 2011, the Fund recorded $0 in management fees to the Sponsor. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.  For an initial period, the Sponsor waived any management fees and other expenses that may be paid by the Fund. This election is subject to change by the Sponsor, at its discretion. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The implementation of ASU No. 2011-04 is not expected to have a material impact on financial statement disclosures for the Trust or the Funds.

Note 3 – Fair Value Measurements

  The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2011 (unaudited):

				Balance
Assets:				as of
				September 30,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$2,203,146	$-	$-	$2,203,146

				Balance
Liabilities:				as of
				September 30,
	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$46,750	$-	$-	$46,750

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended September 30, 2011, the Fund had invested only in sugar commodity futures contracts.

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

 The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended September 30, 2011.

At September 30, 2011, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset derivatives	Liability derivatives
Commodity price
Commodity futures contracts	$-	$(46,750)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period from commencement of operations (September 19, 2011) to September 30, 2011

	Realized loss on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$(35,682)	$(46,750)

Volume of Derivative Activities

At September 30, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$2,408,123	90

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from commencement of operations (September 19, 2011) through September 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(0.82)
Total expenses	(0.01)
Net decrease in net asset value	(0.83)
Net asset value at end of period	$24.17
Total Return	(3.32)%
Ratios to Average Net Assets (Annualized)
Total expense	0.66%
Net investment loss	(0.65)%

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

Note 7 – Subsequent Events

On October 31, 2011, the Fund filed a Form 8-K with the SEC which described modifications to the contractual relationship with Foreside Fund Services, LLC (“Foreside”), the Trust and the Sponsor.  Foreside will continue to serve as the distributor for the Fund; however, as of October 1, 2011, the Distribution Consulting and Marketing Services Agreement that was previously in place between the parties has been terminated.

TEUCRIUM WHEAT FUND
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,151,036	$100
Collateral, due from broker	349,064	-
Interest receivable	7	-
Total assets	2,500,107	100

Liabilities

Commodity futures contracts	255,239	-

Net assets	$2,244,868	$100

Shares outstanding	100,004	4

Net asset value per share	$22.45	$25.00

Market value per share (closing price)	$22.70	$-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
SCHEDULE OF INVESTMENTS
September 30, 2011
(Unaudited)

	Fair	Percentage of
Description: Assets	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,151,036	95.82%

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States wheat futures contracts
CBOT Wheat futures (24 contracts, settlement date March 14, 2012)	$96,396	4.29%	$775,800
CBOT Wheat futures (20 contracts, settlement date May 14, 2012)	79,830	3.56	668,500
CBOT Wheat futures (22 contracts, settlement date December 14, 2012)	79,013	3.52	787,875
Total commodity futures contracts	$255,239	11.37%	$2,232,175

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENT OF OPERATIONS
(Unaudited)

From the commencement of operations (September 19, 2011) through September 30, 2011
Income
Realized and unrealized gain(loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$344
Net change in unrealized appreciation or depreciation on commodity futures contracts	(255,239)
Interest income	7
Total loss	(254,888)

Expenses
Brokerage commissions	344
Total expenses	344

Net loss	$(255,232)

Net loss per share	$(2.55)
Net loss per weighted average share	$(2.55)
Weighted average shares outstanding	100,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

From the commencement
of operations (September 19, 2011)
through September 30, 2011
Operations
Net loss	$(255,232)

Capital transactions
Issuance of Shares	2,500,000
Net change in net assets	2,244,768

Net assets, beginning of period	100

Net assets, end of period	$2,244,868
Net asset value per share a t beginning of period	$25.00

At end of period	$22.45

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENT OF CASH FLOWS
(Unaudited)

From the commencement
of operations (September 19, 2011)
through September 30, 2011
Cash flows from operating activities:
Net loss	$(255,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	255,239
Changes in operating assets and liabilities:
Collateral, due from broker	(349,064)
Interest receivable	(7)
Net cash used in operating activities	(349,064)

Cash flows from financing activities:
Proceeds from sale of Shares	2,500,000
Net cash provided by financing activities	2,500,000

Net change in cash and cash equivalents	2,150,936
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$2,151,036

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 – Organization and Operation

Teucrium Wheat (“WEAT” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. WEAT issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. WEAT continuously offers Creation Baskets consisting of 50,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Marketing Agent”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “WEAT,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for wheat interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

WEAT commenced investment operations on September 19, 2011 and has a fiscal year ending December 31. WEAT’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

 On June 17, 2011, WEAT’s initial registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011 WEAT listed its shares on the NYSE Arca under the ticker symbol “WEAT.” On the business day prior to that, WEAT issued 100,000 shares in exchange for $2,500,000 at WEAT’s initial NAV of $25 per share. WEAT also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on the CBOT. On December 31, 2010, WEAT had four shares outstanding which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as applicable. The operating results from the commencement of operations (September 19, 2011) through September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2011 or December 31, 2010.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2011 and the year ended December 31, 2010.

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

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 50,000 shares from WEAT. The amount of the proceeds required to purchase a Creation Basket will be equal to the net asset value of the shares in the Creation Basket determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from WEAT only in blocks of 50,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period from commencement of operations (September 19, 2011) through September 30, 2011, the Sponsor had two Creation Basket totaling a net addition to the Fund of 100,000 shares. As outlined in Amendment No 1 to Form S-1, 100,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  WEAT had a balance of $2,151,036 and $0 in money market funds at September 30, 2011 and December 31, 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

In determining the value of Wheat Futures Contracts, the administrator uses the CBOT closing price (typically 2:15 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter wheat interests is determined based on the value of the commodity or futures contract underlying such wheat interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such wheat interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open wheat interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Sponsor Fee

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.  For the period from commencement of operations (September 19, 2011) through September 30, 2011, the Fund recorded $0 in management fees to the Sponsor. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.  For an initial period, the Sponsor waived any management fees and other expenses that may be paid by the Fund. This election is subject to change by the Sponsor, at its discretion. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The implementation of ASU No. 2011-04 is not expected to have a material impact on financial statement disclosures for the Trust or the Funds.

Note 3 – Fair Value Measurements

  The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2011 (unaudited):

				Balance
Assets:				as of
				September 30,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$2,151,036	$-	$-	$2,151,036

				Balance
Liabilities:				as of
				September 30,
	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$255,239	$-	$-	$255,239

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended September 30, 2011, the Fund had invested only in wheat commodity futures contracts.

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

 The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended September 30, 2011.

At September 30, 2011, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset derivatives	Liability derivatives
Commodity price
Commodity futures contracts	$-	$(255,239)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period from commencement of operations (September 19, 2011) to September 30, 2011

	Realized gain on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$344	$(255,239)

Volume of Derivative Activities

At September 30, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$2,232,175	66

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from commencement of operations (September 19, 2011) through September 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(2.55)
Total expenses	-
Net decrease in net asset value	(2.55)
Net asset value at end of period	$22.45
Total Return	(10.20)%
Ratios to Average Net Assets (Annualized)
Total expenses	0.38%
Net investment loss	(0.37)%
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

Note 7 – Subsequent Events

On October 31, 2011, the Fund filed a Form 8-K with the SEC which described modifications to the contractual relationship with Foreside Fund Services, LLC (“Foreside”), the Trust and the Sponsor.  Foreside will continue to serve as the distributor for the Fund; however, as of October 1, 2011, the Distribution Consulting and Marketing Services Agreement that was previously in place between the parties has been terminated.

TEUCRIUM AGRICULTURAL FUND
STATEMENT OF ASSETS AND LIABILITIES

September 30, 2011
(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash	$100
Total assets	100

Net assets	$100

Shares outstanding	2

Net asset value per share	$50.00

See accompanying notes.

NOTES TO STATEMENT OF ASSETS AND LIABILITIES
September 30, 2011
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

On April 22, 2011, an initial registration statement was filed with the Securities and Exchange Commission (“SEC”).  As of September 30, 2011 the Sponsor was awaiting SEC approval of that registration.

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

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of September 30, 2011.

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

Authorized Purchasers may redeem shares from the Fund only in blocks of 100,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The implementation of ASU No. 2011-04 is not expected to have a material impact on financial statement disclosures for the Trust or the Funds.

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

Overview/Introduction

Teucrium Commodity Trust (“Trust”) is a Delaware statutory trust organized on September 11, 2009, and is a series trust. The Teucrium Corn Fund (“CORN”) was the first commodity pool that is a series of the Trust, and as of June 9, 2010, shares of CORN could be purchased and sold on the New York Stock Exchange (“NYSE”) Arca.  In 2010, registration statements were also filed to register units of the Teucrium WTI Crude Oil Fund (“CRUD”), Teucrium Natural Gas Fund (“NAGS”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), and Teucrium Wheat Fund (“WEAT”), which would represent additional future series of the Trust. On April 22, 2011, an initial registration statement to register units was filed with the Securities and Exchange Commission (“SEC”) for the Teucrium Agricultural Fund (“TAGS”).  This would represent an additional series of the Trust. All these series of the Trust for which registration statements had been filed and/or approved as of September 30, 2011 are collectively referred to as the “Funds” and singularly as the “Fund.” The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund.  The Trust and the Funds operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

On October 22, 2010, the Forms S-1 for NAGS and CRUD were declared effective by the SEC. On January 31, 2011, four Creation Baskets for NAGS were issued representing 200,000 shares and $5,000,000. NAGS began trading on the NYSE Arca on February 1, 2011. On February 22, 2011, four Creation Baskets for CRUD were issued representing 100,000 shares and $5,000,000.  CRUD began trading on the NYSE Arca on February 23, 2011. Amended registration statements for CANE, SOYB and WEAT were filed with the SEC on March 9, 2011, and, on June 17, 2011, the Forms S-1 for CANE, SOYB and WEAT were declared effective by the SEC. On September 16, 2011 two initial Creation Baskets for each fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT were issued.  On September 19, 2011, CANE SOYB and WEAT started trading on the NYSE Arca. The Teucrium Corn Fund, the Teucrium Natural Gas Fund, the Teucrium WTI Crude oil Fund, the Teucrium Sugar Fund, the Teucrium Soybean Fund and the Teucrium Wheat Fund are collectively referred to herein as the “Operating Funds” and singularly referred to as an “Operating Fund.”  As of September 30, 2011, the Form S-1 for TAGS has not yet been declared effective by the SEC.

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

On September 30, 2011, the Company filed a Form 8-K with the SEC that included amendments to the Operating Agreement of Teucrium Trading, LLC reflecting changes to the officer positions and duties for the Trust and the Funds.  Effective as of September 30, 2011, Teucrium and, as a result, the Funds and the Trust, will be managed both formally and operationally by three officers: (1) a Chief Executive Officer, (2) a Chief Investment Officer and President and (3) a Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer. The Chief Executive Officer will be responsible for the overall strategic direction of Teucrium and will have general control of its business.  The Chief Investment Officer and President will be primarily responsible for trade operations and portfolio activities with respect to the Fund and each other fund that is a series of the Registrant.  The Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer will act as Teucrium’s principal financial and accounting officer, which position will include the functions previously performed by the Treasurer (this position replaces the Treasurer position), and will administer Teucrium’s regulatory compliance program. Pursuant to the procedures specified in the LLC Agreement as of the Effective Date, (1) Dale Riker, formerly Teucrium’s Treasurer and Secretary, has been appointed as Teucrium’s Chief Executive Officer (Mr. Riker will retain his position as Teucrium’s Secretary), (2) Sal Gilbertie, formerly Teucrium’s President, has been appointed as Teucrium’s Chief Investment Officer and President, and (3) Barbara Riker has been appointed as Teucrium’s Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer.  Ms. Riker is married to the current Chief Executive Officer of Teucrium, Mr. Riker.

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

The investment objective of SOYB is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the CBOT.   The three Soybean Futures Contracts will generally be: (1) second-to-expire CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2011, Benchmark Component Futures Contracts weights for each of the Operating Funds:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,186 contracts, settlement date March 14, 2012)	$35,920,975	34
CBOT Corn Futures (1,005 contracts, settlement date May 14, 2012)	30,828,375	30
CBOT Corn Futures (1,328 contracts, settlement date December 14, 2012)	37,565,800	36

Total at September 30, 2011	$104,315,150	100%

NAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX Natural Gas Futures (11 contracts, settlement date February 27, 2012)	$452,100	25
NYMEX Natural Gas Futures (11 contracts, settlement date March 28, 2012)	450,670	25
NYMEX Natural Gas Futures (11 contracts, settlement date September 26, 2012)	470,470	25
NYMEX Natural Gas Futures (10 contracts, settlement date October 29, 2012)	443,800	25

Total at September 30, 2011	$1,817,040	100%

CRUD Benchmark Component Futures Contracts	Notional Value	Weight (%)
WTI Crude Oil Futures (21 contracts, settlement date November 18, 2011)	$1,665,930	35
WTI Crude Oil Futures (18 contracts, settlement date May 22, 2012)	1,450,080	30
WTI Crude Oil Futures (20 contracts, settlement date November 16, 2012)	1,644,800	35

Total at September 30, 2011	$4,760,810	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (13 contracts, settlement date January 13, 2012)	$773,175	35
CBOT Soybean Futures (11 contracts, settlement date March 14, 2012)	659,038	30
CBOT Soybean Futures (13 contracts, settlement date November 14, 2012)	776,425	35

Total at September 30, 2011	$2,208,638	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (31 contracts, settlement date April 30, 2012)	$854,112	35
ICE Sugar Futures (27 contracts, settlement date June 29, 2012)	720,014	30
ICE Sugar Futures (32 contracts, settlement date February 28, 2013)	833,997	35

Total at September 30, 2011	$2,408,123	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (24 contracts, settlement date March 14, 2012)	$775,800	35
CBOT Wheat Futures (20 contracts, settlement date May 14, 2012)	668,500	30
CBOT Wheat Futures (22 contracts, settlement date December 14, 2012)	787,875	35

Total at September 30, 2011	$2,232,175	100%

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

The total portfolio composition for each Operating Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com; for NAGS is www.teucriumnagsfund.com; for CRUD is www.teucriumcrudfund.com; for CANE is www.teucriumcanefund.com; for SOYB is www.teucriumsoybfund.com; for WEAT is www.teucriumweatfund.com . These sites are accessible at no charge.  The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract and Cleared Swap (for example, like Corn Futures Contracts, Cleared Corn Swaps are standardized as to certain material economic terms, including that each such swap be for a quantity of 5,000 bushels, which permits less flexibility in their structuring than with over-the-counter Corn Interests. The two parties to a Cleared Corn Swap agree on the specific fixed price component and the calendar month of expiration, and agree to submit the Cleared Corn Swap to the clearing organization. The clearing organization assumes the credit risk relating to the transaction, which effectively eliminates the creditworthiness of the counterparty as a risk. Unlike Corn Futures Contracts, Cleared Corn Swaps call for settlement in cash, and do not permit settlement by delivery or receipt of physical corn). The specific types of Other Interests (in addition to futures contracts, options on futures contracts and cleared swaps, derivative contracts) that are tied to various commodities are entered into outside of public exchanges.  These “over-the-counter” contracts are entered into between two parties in private contracts.  For example, unlike Futures Contracts and Cleared Corn Swaps, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party, (i.e., the risk that the other party will not be able to perform its obligations under its contract), and characteristics of such Other Interests, the name and value of each Treasury security and cash equivalent, and the amount of cash held in the Fund’s portfolio.

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

Teucrium Trading, LLC designs the Funds to offer liquidity, transparency, and capacity in single-commodity investing for a variety of investors, including institutions and individuals, in an exchange-traded product format. The Funds have also been designed to mitigate the impacts of contango and backwardation, situations that can occur in the course of commodity trading which can affect the potential returns to investors. Backwardation is defined as a market condition in which a futures price of a commodity is lower in the distant delivery months than in the near delivery months, while contango, the opposite of backwardation, is defined as a condition in which distant delivery prices for futures exceed spot prices, often due to the costs of storing and insuring the underlying commodity.

Performance Summary

This report covers the period from January 1, 2011 or the commencement of operation, whichever is applicable, to September 30, 2011, for each Operating Fund. NAGS and CRUD commenced operations on February 1, 2011, and February 23, 2011, respectively, while CANE, SOYB and WEAT commenced operation on September 19, 2011.

The performance of each Operating Fund for the period January 1, 2011 to September 30, 2011 and the exchange-traded Shares are detailed below in “Results of Operations.”  Past performance of a Fund is not necessarily indicative of future performance.

CORN Per Share Operation Performance
Net asset value (“NAV”) at beginning of period	$39.06
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	1.73
Total expenses	(0.72)
Net increase in net asset value	1.05
Net asset value end of period	$40.11
Total Return	2.69%
Ratios to Average Net Assets (Annualized)
Total expense	2.15%
Net investment loss	(2.09)%

NAGS Per Share Operation Performance
Net asset value (“NAV”) at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(4.73)
Total expenses	(2.07)
Net decrease in net asset value	(6.79)
Net asset value end of period	$18.21
Total Return	(27.16)%
Ratios to Average Net Assets (Annualized)
Total expense	14.14%
Net investment loss	(14.07)%

CRUD Per Share Operation Performance
Net asset value (“NAV”) at beginning of period	$50.00
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	(8.78)
Total expenses	(2.87)
Net decrease in net asset value	(11.63)
Net asset value end of period	$38.37
Total Return	(23.26)%
Ratios to Average Net Assets (Annualized)
Total expense	9.84%
Net investment loss	(9.79)%

SOYB Per Share Operation Performance
Net asset value (“NAV”) at beginning of period	$25.00
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	(3.09)
Total Expenses	-
Net decrease in net asset value	(3.09)
Net asset value end of period	$21.91
Total Return	(12.36)%
Ratios to Average Net Assets (Annualized)
Total expense	0.16%
Net investment loss	(0.15)%

CANE Per Share Operation Performance
Net asset value (“NAV”) at beginning of period	$25.00
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	(0.82)
Total Expenses	(0.01)
Net decrease in net asset value	(0.83)
Net asset value end of period	$24.17
Total Return	(3.32)%
Ratios to Average Net Assets (Annualized)
Total expense	0.66%
Net investment loss	(0.65)%

WEAT Per Share Operation Performance
Net asset value (“NAV”) at beginning of period	$25.00
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	(2.55)
Total Expenses	-
Net decrease in net asset value	(2.55)
Net asset value end of period	$22.45
Total Return	(10.20)%
Ratios to Average Net Assets (Annualized)
Total expense	0.38%
Net investment loss	(0.37)%

Calculating NAV

The NAV of each Fund is calculated by:

•	Taking the current market value of its total assets, and

•	Subtracting any liabilities.

The Administrator, the Bank of New York Mellon, calculates the NAV of each Operating Fund once each trading day.  It calculates NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m., New York time.  The NAV for a particular trading day will be released after 4:15 p.m., New York time.

In determining the value of the Futures Contracts for each Operating Fund, the Administrator uses the closing price on the exchange on which the commodity is traded (typically 2:15 p.m. New York time for the CBOT, 2:30 p.m., New York time, for the NYMEX, and 2:00 p.m., New York time, for ICE).  The Administrator determines the value of all other investments for each Operating Fund as of the earlier of the close of the New York Stock Exchange or 4:00 p.m., New York time, in accordance with the current Services Agreement between the Administrator and the Trust.  The value of Cleared Swaps and over-the-counter Interests will be determined based on the value of the commodity or Futures Contract underlying such Interest, except that a fair value may be determined if the Sponsor believes that a Fund is subject to significant credit risk relating to the counterparty to such Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV of a specific Fund where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract of such Fund closes at its price fluctuation limit for the day. Treasury Securities held by the Operating Fund are valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  The NAV includes any unrealized profit or loss on open Interests and any other credit or debit accruing to each Fund but unpaid or not received by the Operating Fund.

In addition, in order to provide updated information relating to the Operating Funds for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the trading day an updated indicative fund value for each Operating Fund. The indicative fund value is calculated by using the prior day’s closing NAV per share of the Operating Fund as a base and updating that value throughout the trading day to reflect changes in the value of the Operating Fund’s commodity Interests during the trading day.  Changes in the value of Treasury Securities and cash equivalents will not be included in the calculation of indicative value.  For this and other reasons, the indicative fund value disseminated during NYSE Arca trading hours should not be viewed as an actual real time update of the NAV for each Operating Fund.  The NAV is calculated only once at the end of each trading day.

 The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m., New York time, to 4:00 p.m., New York time.  The normal trading hours for Corn, Soybean and Wheat Futures Contracts on the CBOT are 10:30 a.m., New York time, to 2:15 p.m. New York time, the normal trading hours for Natural Gas and WTI Crude Oil Futures Contracts on the NYMEX are 9:00 a.m., New York time, to 2:30 p.m., New York time, and the normal trading hours for Sugar Futures Contracts on ICE are 3:00 a.m., New York time to 2:00 p.m. New York time.  This means that there is a gap in time at the beginning and the end of each day during which the Operating Fund’s Shares are traded on the NYSE Arca, but, for example, real-time CBOT trading prices for Corn Futures Contracts traded on such Exchange are not available.  As a result, during those gaps there will be no update to the indicative fund values.

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

Regulatory Environment

On July 21, 2010, “The Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law. The Dodd-Frank Act includes provisions altering the regulation of commodity interests. Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in commodity futures and certain commodity swaps held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter swaps. The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but continues to issue proposed versions of additional rules that it has authority to promulgate.  In addition, the CFTC has begun to issue final rules under the Dodd-Frank Act and is expected to issue additional final rules during the last four months of 2011 and into 2012. The effect of future regulatory change on the Funds and the exact timing of such changes are impossible to predict but the change could be substantial and adverse. Specifically, the new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact the Funds’ abilities to meet their investment objectives either through limits or requirements imposed on them or on their counterparties. In particular, new position limits imposed the Funds or counterparties may impact the Funds’ ability to invest in a manner that most efficiently meets its investment objective and new requirements, including capital and mandatory clearing, may increase the cost of the Funds’ investments and doing business.

On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures and options executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule, would be substantially similar to the position limits currently set by the exchanges, could take effect as early as the fourth quarter of 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.

Off Balance Sheet Financing

As of September 30, 2011, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

Contractual Obligations

The primary contractual obligations of each Fund will be with the Sponsor and certain other service providers.  The Sponsor, in return for its services, will be entitled to a management fee calculated as a fixed percentage of each Fund’s NAV, currently 1.00% of its average net assets.  Each Fund will also be responsible for all ongoing fees, costs and expenses of its operation, including (i) brokerage and other fees and commissions incurred in connection with the trading activities of the Fund; (ii) expenses incurred in connection with registering additional Shares of the Fund or offering Shares of the Fund; (iii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iv) the payment of any distributions related to redemption of Shares; (v) payment for routine services of the Trustee, legal counsel and independent accountants; (vi) payment for routine accounting, bookkeeping, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (vii) postage and insurance; (viii) costs and expenses associated with client relations and services; (ix) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (xi) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto).  On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice. For an initial period, the Sponsor waived any management fees and other expenses that may be paid by SOYB, CANE and WEAT; the funds that commenced operations on September 19, 2011. This election is subject to change by the Sponsor, at its discretion.

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

Each Fund pays its own brokerage and other transaction costs.  The Fund will pay fees to Futures Commission Merchants in connection with its transactions in futures contracts.  Futures Commission Merchant fees are estimated to be 0.06% annually for each Fund.  In general, transaction costs on over-the-counter Interests and on Treasuries and other short-term securities will be embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.  Other expenses to be paid by the Funds, including but not limited to the fees paid to the Custodian, fees paid to the Distributor and marketing expenses with respect to each Fund, are estimated to be 0.34% per Fund once the assets of the Fund reach $100 million.  The Sponsor may, in its discretion, pay or reimburse a Fund for, or waive a portion of its management fee to offset, expenses that would otherwise be borne by that Fund.

Any general expenses of the Trust will be allocated among the Funds and any other series of the Trust as determined by the Sponsor in its sole and absolute discretion.  The Trust is also responsible for extraordinary expenses, including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto.  The Trust and/or the Sponsor may be required to indemnify the Trustee, Distributor or Administrator under certain circumstances.

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

On October 31, 2011, the Fund filed a Form 8-K with the SEC which described modifications to the contractual relationship with Foreside Fund Services, LLC (“Foreside”), the Trust and the Sponsor.  Foreside will continue to serve as the distributor for the Fund, however, as of October 1, 2011, the Distribution Consulting and Marketing Services Agreement that was previously in place between the parties has been terminated.

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

The United States Department of Agriculture (“USDA”) publishes monthly and annual updates for U.S. domestic and worldwide corn production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On October 12, 2011, the USDA released its monthly World Agricultural and Supply and Demand Estimates and estimated that for the Crop Year 2011-2012, the yield per acre for U.S. production would be 148.1 bushels per acre with 91.9 million acres planted and 83.9 million acres harvested.  The total domestic supply of corn is similarly estimated to be 13,576 million bushels with total usage, including exports, forecast at 12,710 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 866 million bushels, down significantly from the 1,708 million bushels for the 2009-2010 Crop Year, and down from the 1,128 million bushels estimated for the 2010-2011 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is 24.9 days, down significantly from the 47.7 days in 2009-2010, but only down slightly for the 31.5 days for the USDA’s October 12 estimate for 2010-2011.

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

The United States Department of Agriculture (“USDA”) publishes monthly and annual updates for U.S. domestic and worldwide soybean  production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge. On October 12, 2011, the USDA released its monthly World Agricultural and Supply and Demand Estimates and estimated that for the Crop Year 2011-2012, the yield per acre for U.S. production would be 41.5 bushels per acre with 75.0 million acres planted and 73.7 million acres harvested.  The total domestic supply of soybeans is similarly estimated to be 3,290 million bushels with total usage, including exports, forecast at 3,130 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 160 million bushels, up from the 151 million bushels for the 2009-2010 Crop Year, and down from the 215 million bushels estimated for the 2010-2011 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is 18.7 days, up from the 16.4 days in 2009-2010, but down slightly from the 23.9 days for the USDA’s October 12 estimate for 2010-2011.

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

The United States Department of Agriculture (“USDA”) publishes monthly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge. On October 12, 2011, the USDA released its monthly World Agricultural and Supply and Demand Estimates and estimated that for the Crop Year 2011-2012, the yield per acre for U.S. production would be 43.9 bushels per acre with 54.4 million acres planted and 45.7 million acres harvested.  The total domestic supply of wheat is similarly estimated to be 2,990 million bushels with total usage, including exports, forecast at 2,153 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 837 million bushels, down from the 976 million bushels for the 2009-2010 Crop Year, and down from the 862 million bushels estimated for the 2010-2011 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is 141.9 days, down from the 176.5 days in 2009-2010, but up from the 121.5 days for the USDA’s October 12 estimate for 2010-2011.

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

During the period from January 1, 2011 through September, 2011, (for NAGS and CRUD for those days during this period after which those Funds had commenced operations) the average daily change in the NAV of CORN, CRUD and NAGS was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.  As CANE, SOYB and WEAT commenced operation on September 19, 2011 and were only trading for ten days before the September 30, 2011 quarter-end, information in this section is not presented for those three funds.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Dale Riker, its Principal Executive Officer, Sal Gilbertie, its President and Chief Investment Officer and Barbara Riker, its Principal Financial Officer, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Dale Riker, the Chief Executive Officer, Sal Gilbertie, the President and Chief Investment Officer and Barbara Riker, the Chief Financial Officer of the Sponsor (collectively the Sponsor’s Executive Officers), concluded that the Trust’s disclosure controls and procedures were effective to ensure that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Executive Officers, as appropriate to allow timely decisions regarding required disclosure.  The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers both the Trust and each Fund thereof.

Changes in Internal Control over Financial Reporting

On September 30, 2011, the Company filed a Form 8-K with the SEC that included amendments to the Operating Agreement of Teucrium Trading, LLC reflecting changes to the officer positions and duties for the Trust and the Funds.  Effective as of September 30, 2011, Teucrium and, as a result, the Funds and the Trust, will be managed both formally and operationally by three officers: (1) a Chief Executive Officer, (2) a Chief Investment Officer and President and (3) a Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer. The Chief Executive Officer will be responsible for the overall strategic direction of Teucrium and will have general control of its business.  The Chief Investment Officer and President will be primarily responsible for trade operations and portfolio activities with respect to the Fund and each other fund that is a series of the Registrant.  The Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer will act as Teucrium’s principal financial and accounting officer, which position will include the functions previously performed by the Treasurer (this position replaces the Treasurer position), and will administer Teucrium’s regulatory compliance program.        Pursuant to the procedures specified in the LLC Agreement as of the Effective Date, (1) Dale Riker, formerly Teucrium’s Treasurer and Secretary, has been appointed as Teucrium’s Chief Executive Officer (Mr. Riker will retain his position as Teucrium’s Secretary), (2) Sal Gilbertie, formerly Teucrium’s President, has been appointed as Teucrium’s Chief Investment Officer and President, and (3) Barbara Riker has been appointed as Teucrium’s Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer.  Ms. Riker is married to the current Chief Executive Officer of Teucrium, Mr. Riker.

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

(b)
The registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. From October 1, 2010 through September 30, 2011, 2,700,000 Shares of the Fund were sold at an aggregate offering price of $112,678,258. The Fund paid fees to Foreside Fund Services, LLC for its services as Marketing Agent to the Fund from October 1, 2010 through September 30, 2011 in an amount equal to $151,743, resulting in net offering proceeds of $112,526,515. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 40,000,000 common units, or “Shares,” of Teucrium Natural Gas Fund (File No. 333-167593) was declared effective on October 22, 2010.  From February 1, 2011 (the commencement of the offering) through September 30, 2011, 200,000 Shares of the Fund were sold at an aggregate offering price of $5,000,000.  The Fund paid fees to Foreside Fund Services, LLC for its services as Marketing Agent to the Fund through September 30, 2011 in an amount equal to $38,072, resulting in net offering proceeds of $4,961,928.    The offering proceeds were invested in natural gas futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 15,000,000 common units, or “Shares,” of Teucrium WTI Crude Oil Fund (File No. 333-167594) was declared effective on October 22, 2010.  From February 23, 2011 (the commencement of the offering) through September 30, 2011, 125,000 Shares of the Fund were sold at an aggregate offering price of $6,077,099.  The Fund paid fees to Foreside Fund Services, LLC for its services as Marketing Agent to the Fund through September 30, 2011 in an amount equal to $ 55,141, resulting in net offering proceeds of $6,021,958.    The offering proceeds were invested in crude oil futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through September 30, 2011, 100,000 Shares of the Fund were sold at an aggregate offering price of $2,500,000.  The Fund paid fees to Foreside Fund Services, LLC for its services as Marketing Agent to the Fund through September 30, 2011 in an amount equal to $0, resulting in net offering proceeds of $2,500,000.    The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through September 30, 2011, 100,000 Shares of the Fund were sold at an aggregate offering price of $2,500,000.  The Fund paid fees to Foreside Fund Services, LLC for its services as Marketing Agent to the Fund through September 30, 2011 in an amount equal to $0, resulting in net offering proceeds of $2,500,000.    The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through September 30, 2011, 100,000 Shares of the Fund were sold at an aggregate offering price of $2,500,000.  The Fund paid fees to Foreside Fund Services, LLC for its services as Marketing Agent to the Fund through September 30, 2011 in an amount equal to $0, resulting in net offering proceeds of $2,500,000.    The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for each month during the quarter ended September 30, 2011:

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	100,000	$42.05	N/A	N/A
Aug 1, 2011 to Aug 31, 2011	300,000	$45.39	N/A	N/A
Sept 1, 2011 to Sept 30, 2011	100,000	$50.08	N/A	N/A
Total	500,000	$45.66

Issuer Purchases of NAGS Shares: Nothing to Report

Issuer Purchases of CRUD Shares: Nothing to Report

Issuer Purchases of SOYB Shares: Nothing to Report

Issuer Purchases of CANE Shares: Nothing to Report

Issuer Purchases of WEAT Shares: Nothing to Report

Item 3.     Defaults Upon Senior Securities.

 None.

Item 4.     Reserved.

Item 5.     Other Information.

 None.

Item 6.         Exhibits.

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument establishing the Fund. (3)

10.1	Form of Authorized Purchaser Agreement. (3)

10.2	Distribution Services Agreement. (1)

10.3	Amended and Restated Distribution Services Agreement. (4)

10.4	Amendment to Amended and Restated Distribution Services Agreement. (4)

10.5	Second Amendment to Amended and Restated Distribution Services Agreement. (4)

10.6	Global Custody Agreement. (5)

10.7	Services Agreement. (5)

10.8	Transfer Agency and Service Agreement. (5)

10.6	Distribution Consulting and Marketing Services Agreement. (1)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (6)
31.2	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (6)

31.3	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (6)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
32.2	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.3	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as like-numbered exhibit to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on October 31, 2011 and incorporated by reference herein.

(5)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 3 to Registration Statement No. 333-162033, filed on March 29, 2010 and incorporated by reference herein.

(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Dale Riker
Name:	Dale Riker
Title:	Chief Executive Officer

By:	/s/ Barbara Riker
Name:	Barbara Riker
Chief Financial Officer

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Title:	President/Chief Investment Officer

Date: November 14, 2011