Form 10-K
period 2011-12-31
Teucrium Commodity Trust
filed 2012-03-30
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2011.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

Statement Regarding Forward-Looking Statements

This filing includes “forward-looking statements” which generally relate to future events or future performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology.  All statements (other than statements of historical fact) included in this filing that address activities, events or developments that will or may occur in the future, including such matters as movements in the commodities markets and indexes that track such movements, the operations of the Funds, the Sponsor’s plans and references to the future success of a Fund or the Funds and other similar matters, are forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.  Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this filing, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments.  Consequently, all the forward-looking statements made in this filing are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the operations of the Funds or the value of the Shares of the Funds.

PART I

Item 1. Business

The Trust and the Funds

Teucrium Commodity Trust (“Trust”) is a Delaware statutory trust organized on September 11, 2009. The Trust issues common units representing fractional undivided beneficial interests in separate series of the Trust, called “Shares.” Each such series (each such series is referred to herein as a “fund” and collectively as the “Funds”) constitutes a separate commodity pool. As of December 31, 2011, the following constitute the series of the Trust: the Teucrium Corn Fund (“CORN”), the Teucrium WTI Crude Oil Fund (“CRUD”), the Teucrium Natural Gas Fund (“NAGS”), the Teucrium Sugar Fund (“CANE”), the Teucrium Soybean Fund (“SOYB”), the Teucrium Wheat Fund (“WEAT”), and the Teucrium Agricultural Fund (“TAGS”).  The Trust and the Funds operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

The Sponsor

Teucrium Trading, LLC is the sponsor (“Sponsor”) of the Trust and each of the series of the Trust. The Sponsor is a Delaware limited liability company, formed on July 28, 2009. The principal office is located at 232 Hidden Lake Road, Brattleboro, Vermont 05301. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and became a member of the National Futures Association (“NFA”) on November 10, 2009. The Trust and the Funds operate pursuant to the Trust Agreement.

Under the Trust Agreement, the Sponsor is solely responsible for the management, and conducts or directs the conduct of the business of the Trust, the Funds, and any other Fund that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by firms designated as “Authorized Purchasers” and to manage the Funds’ investments, including to evaluate the credit risk of futures commission merchants and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Funds’ Shares and the conduct of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting the Trustee, Administrator, Distributor, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and providing any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Funds.

Teucrium Trading, LLC designs the Funds to offer liquidity, transparency, and capacity in single-commodity and commodity-baskets, in the case of TAGS, investing for a variety of investors, including institutions and individuals, in an exchange-traded product format. The Funds have also been designed to mitigate the impacts of contango and backwardation, situations that can occur in the course of commodity trading which can affect the potential returns to investors. Backwardation is defined as a market condition in which a futures price of a commodity is lower in the distant delivery months than in the near delivery months, while contango, the opposite of backwardation, is defined as a condition in which distant delivery prices for futures exceed spot prices, often due to the costs of storing and insuring the underlying commodity.

The Funds

The Teucrium Corn Fund was the first commodity pool to commence trading, and did so on June 9, 2010 on the New York Stock Exchange (“NYSE”) Arca.  On October 22, 2010, the Forms S-1 for NAGS and CRUD were declared effective by the SEC. On January 31, 2011, four Creation Baskets for NAGS were issued representing 200,000 shares and $5,000,000. NAGS began trading on the NYSE Arca on February 1, 2011. On February 22, 2011, four Creation Baskets for CRUD were issued representing 100,000 shares and $5,000,000.  CRUD began trading on the NYSE Arca on February 23, 2011. On June 17, 2011, the Forms S-1 for CANE, SOYB and WEAT were declared effective by the SEC. On September 16, 2011, two initial Creation Baskets for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT were issued.  On September 19, 2011, CANE, SOYB and WEAT started trading on the NYSE Arca. The Teucrium Corn Fund, the Teucrium Natural Gas Fund, the Teucrium WTI Crude Oil Fund, the Teucrium Sugar Fund, the Teucrium Soybean Fund and the Teucrium Wheat Fund are collectively referred to herein as the “Operating Funds” and singularly referred to as an “Operating Fund.”  On April 22, 2011, the initial Form S-1 for TAGS was filed with the SEC, and on December 5, 2011, the first pre-effective amendment for TAGS was filed. As of December 31, 2011, the Form S-1 for TAGS had not yet been declared effective by the SEC; however, the Form S-1 for TAGS was declared effective on February 10, 2012. The Sponsor expects that TAGS will commence operations prior to March 30, 2012.

Investing Strategy

Overview

The investment objective of each Operating Fund is to have the daily changes in percentage terms of its Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity(ies) specified for that Fund.  Each Operating Fund seeks to achieve its investment objective by investing under normal market conditions in Benchmark Component Futures Contracts of the Fund or, in certain circumstances, in other Futures Contracts for its Specified Commodity.  In addition, and to a limited extent, an Operating Fund also may invest in exchange-traded options on Futures Contracts for its Specified Commodity and in swap agreements based on its Specified Commodity that are cleared through a futures exchange or its affiliated provider of clearing services (“Cleared Swaps”) in furtherance of the Operating Fund's investment objective.  Once position limits or accountability levels on Futures Contracts on a Fund’s Specified Commodity are applicable, each Operating Fund's intention is to invest first in Cleared Swaps based on its Specified Commodity, to the extent practicable under the position limits or accountability levels applicable to such Cleared Swaps and appropriate in light of the liquidity in the market for such Cleared Swaps, and then in contracts and instruments such as cash-settled options on Futures Contracts and forward contracts, swaps other than Cleared Swaps, and other over-the-counter transactions that are based on the price of its Specified Commodity or Futures Contracts on its Specified Commodity (collectively, “Other Commodity Interests,” and together with Futures Contracts and Cleared Swaps, “Commodity Interests”).  By utilizing certain or all of these investments, the Sponsor will endeavor to cause each Operating Fund's performance to closely track that of its Benchmark.

The Sponsor operates the Operating Funds with the intent to never hold a Benchmark Component Futures Contract once it becomes the next-to-expire contract (commonly called the “spot” contract). Accordingly, the positions of each Operating Fund in its Specified Commodity Interests are changed or “rolled” on a regular basis in order to track the changing nature of the Benchmark. Using CORN as an example, five times a year (on the dates on which certain Corn Futures Contracts expire), a particular Corn Futures Contract will no longer be a Benchmark Component Futures Contract, and the Corn Fund’s investments will have to be changed accordingly. Corn Futures Contracts traded on the CBOT expire on a specified day in the following five months: March, May, July, September, and December. Therefore, in terms of the Benchmark, in June of a given year the next-to-expire or “spot month” Corn Futures Contract will expire in July of that year, and the Benchmark Component Futures Contracts will be the contracts expiring in September of that year (the second-to-expire contract), December of that year (the third-to-expire contract), and December of the following year. As another example using CORN, in November of a given year the Benchmark Component Futures Contracts will be the contracts expiring in March, May and December of the following year. The Teucrium Corn Fund is designed to roll or replace its contracts five times per year but will always hold a December Corn Futures Contract as an “anchor” month. The Sponsor will determine if the investments of a Fund will be “rolled” in one day or over a period of several days, in order that any trading does not cause unwanted market movements and to make it more difficult for third parties to profit by trading based on such expected market movements. Such “roll” periods are posted to the website for each fund well in advance of the “roll” date.

The Sponsor employs a “neutral” investment strategy intended to track the changes in the Benchmark of each Fund regardless of whether the Benchmark goes up or goes down.  The Funds’ “neutral” investment strategy is designed to permit investors generally to purchase and sell the Shares of each Fund for the purpose of investing indirectly in the commodity-specific market in a cost-effective manner.  Such investors may include participants in the specific industry and other industries seeking to hedge the risk of losses in their commodity specific-related transactions, as well as investors seeking exposure to that commodity market.  Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in the commodity-specific market and/or the risks involved in hedging may exist.  In addition, an investment in a Fund involves the risks that the changes in the price of the Fund’s Shares will not accurately track the changes in the Benchmark, and that changes in the Benchmark will not closely correlate with changes in the price of the commodity on the spot market.  The Sponsor does not intend to operate each Fund in a fashion such that its per share NAV equals, in dollar terms, the spot price of the commodity or the price of any particular commodity-specific Futures Contract related to the Fund or the commodities of the Underlying Funds.

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

This weighted average of the referenced specific Futures Contracts for each Fund is referred to herein as the “Benchmark,” and the specific Futures Contracts that at any given time make up the Benchmark for that Fund or the Underlying Funds and are referred to herein as the “Benchmark Component Futures Contracts.” The notional amount of each Benchmark Component Futures Contract included in each Benchmark is intended to reflect the changes in market value of each such Benchmark Component Futures Contract within the Benchmark. The closing level of each Benchmark is calculated on each business day by the Bank of New York Mellon (the “Administrator”) based on the closing price of the futures contracts for each of the underlying Benchmark Component Futures Contracts and the notional amounts of such Benchmark Component Futures Contracts.

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the December 31, 2011, Benchmark Component Futures Contracts weights for each of the Operating Funds:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (763 contracts, settlement date May 14, 2012)	$24,978,713	35
CBOT Corn Futures (648 contracts, settlement date July 13, 2012)	21,424,500	30
CBOT Corn Futures (849 contracts, settlement date December 14, 2012)	24,886,312	35

Total at December 31, 2011	$71,289,525	100%

NAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX Natural Gas Futures (11 contracts, settlement date February 27, 2012)	$331,760	24
NYMEX Natural Gas Futures (11 contracts, settlement date March 28, 2012)	338,690	25
NYMEX Natural Gas Futures (11 contracts, settlement date September 26, 2012)	365,420	26
NYMEX Natural Gas Futures (10 contracts, settlement date October 29, 2012)	347,900	25

Total at December 31, 2011	$1,383,770	100%

CRUD Benchmark Component Futures Contracts	Notional Value	Weight (%)
WTI Crude Oil Futures (16 contracts, settlement date May 22, 2012)	$1,591,680	35
WTI Crude Oil Futures (14 contracts, settlement date November 16, 2012)	1,373,540	31
WTI Crude Oil Futures (16 contracts, settlement date November 20, 2013)	1,516,160	34

Total at December 31, 2011	$4,481,380	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (12 contracts, settlement date March 14, 2012)	$724,650	33
CBOT Soybean Futures (11 contracts, settlement date May 14, 2012)	669,625	31
CBOT Soybean Futures (13 contracts, settlement date November 14, 2012)	782,763	36

Total at December 31, 2011	$2,177,038	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (32 contracts, settlement date April 30, 2012)	$822,528	36
ICE Sugar Futures (27 contracts, settlement date June 29, 2012)	682,215	29
ICE Sugar Futures (31 contracts, settlement date February 28, 2013)	811,059	35

Total at December 31, 2011	$2,315,802	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (23 contracts, settlement date May 14, 2012)	$771,938	34
CBOT Wheat Futures (20 contracts, settlement date July 13, 2012)	686,250	31
CBOT Wheat Futures (22 contracts, settlement date December 14, 2012)	792,000	35

Total at December 31, 2011	$2,250,188	100%

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

The total portfolio composition for each Operating Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com; for NAGS is www.teucriumnagsfund.com; for CRUD is www.teucriumcrudfund.com; for CANE is www.teucriumcanefund.com; for SOYB is www.teucriumsoybfund.com; for WEAT is www.teucriumweatfund.com. These sites are accessible at no charge.  The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract and Cleared Swap (for example, like Corn Futures Contracts, Cleared Corn Swaps are standardized as to certain material economic terms, including that each such swap be for a quantity of 5,000 bushels, which permits less flexibility in their structuring than with over-the-counter Corn Interests. The two parties to a Cleared Corn Swap agree on the specific fixed price component and the calendar month of expiration, and agree to submit the Cleared Corn Swap to the clearing organization. The clearing organization assumes the credit risk relating to the transaction, which effectively eliminates the creditworthiness of the counterparty as a risk. Unlike Corn Futures Contracts, Cleared Corn Swaps call for settlement in cash, and do not permit settlement by delivery or receipt of physical corn). The specific types of Other Interests (in addition to futures contracts, options on futures contracts and cleared swaps, derivative contracts) that are tied to various commodities are entered into outside of public exchanges.  These “over-the-counter” contracts are entered into between two parties in private contracts.  For example, unlike Futures Contracts and Cleared Corn Swaps, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party, (i.e., the risk that the other party will not be able to perform its obligations under its contract), and characteristics of such Other Interests, the name and value of each Treasury security and cash equivalent, and the amount of cash held in the Fund’s portfolio.

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause an Operating Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts, Cleared Swaps and/or Other Interests.  For example, certain Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire.  Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.  Each Operating Fund might also enter into or hold Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy.  In addition, each Operating Fund might enter into or hold Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons.  By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of the Fund.

The Funds earn interest income from the Treasury securities and/or cash equivalents that it purchases and on the cash it holds through the Custodian. The Sponsor anticipates that the earned interest income will increase the NAV of each Fund. The Funds apply the earned interest income to the acquisition of additional investments or uses it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives. Any Treasury security and cash equivalent invested in by a Fund will have a remaining maturity of less than one year at the time of investment, or will be subject to a demand feature that enables that Fund to sell the security within one year, at approximately the security’s face value (plus accrued interest). Any cash equivalents invested in by a Fund will be rated in the highest short-term rating category by a nationally recognized statistical rating organization or will be deemed by the Sponsor to be of comparable quality.

In managing the assets of the Funds, the Sponsor does not use a technical trading system that automatically issues buy and sell orders. Instead, the Sponsor will purchase or sell the specific underlying Commodity Interests with an aggregate market value that approximates the amount of cash received or paid upon the purchase or redemption of Shares.

The Sponsor does not anticipate letting the commodity Futures Contracts of any Operating Fund expire, thus taking delivery of the underlying commodity. Instead, the Sponsor will close out existing positions, for instance, in response to ongoing changes in the Benchmark or if it otherwise determines it would be appropriate to do so and reinvest the proceeds in new Commodity Interests. Positions may also be closed out to meet redemption orders, in which case the proceeds from closing the positions will not be reinvested.

Market Outlook

The Corn Market

Corn is the most widely produced livestock feed grain in the United States, and the majority of the United States’ corn crop is used in livestock feed.  Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, and beverage and industrial alcohol.  Additionally, corn is used in ethanol production.

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2009-2010, approximately 85% of U.S. produced corn was sold domestically, while approximately 15% was exported.  Corn grain represented approximately 12 percent of all U.S. agricultural exports by value during 2008; however, according to the USDA, the percentage declined in 2009, the last year for which results are final.  Besides the United States for the Crop Year 2009-2010, other principal world corn exporters included Argentina and South Africa.  Brazil, Ukraine, Romania, and China also produced significant corn exports.

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

The United States Department of Agriculture (“USDA”) publishes monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption.  These reports are available on the USDA’s website, www.usda.gov , at no charge.  On December 9, 2011, the USDA released its monthly World Agricultural and Supply and Demand Estimates and estimated that for the Crop Year 2011-2012, the yield per acre for U.S. production would be 146.7 bushels per acre with 91.9 million acres planted and 83.9 million acres harvested.  The total domestic supply of corn is similarly estimated to be 13,453 million bushels with total usage, including exports, forecast at 12,605 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 848 million bushels, down significantly from the 1,708 million bushels for the 2009-2010 Crop Year, and down from the 1,128 million bushels estimated for the 2010-2011 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, and is projected at 24.6 days for 2011/12, down significantly from the 47.7 days in 2009-2010, but only down slightly for the 31.5 days for the USDA’s December 9 estimate for 2010-2011.

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

WTI Crude Oil Futures contracts are most widely traded on the NYMEX and ICE exchanges in 1,000 barrel contracts.

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

The Soybean Market

Soybean production is concentrated in the central U.S., Brazil, Argentina, and China.  The United States Department of Agriculture has estimated that, in for the Crop Year 2010-2011, the United States produced approximately 3.33 billion bushels of soybeans or approximately 34% of estimated world production.

The soybean processing industry converts soybeans into soybean meal, soybean hulls, and soybean oil.  Soybean meal and soybean hulls are processed into soy flour or soy protein, which are used by livestock producers and the farm fishing industry as feed.  Soybean oil is sold in multiple grades and is used by the food, petroleum and chemical industries.  The food industry uses soybean oil in cooking and salad dressings, baking and frying fats, and butter substitutes, among other uses.  In addition, the soybean industry continues to introduce soy-based products as substitutes to various petroleum-based products including lubricants, plastics, ink, crayons and candles.  Soybean oil is also converted to biodiesel for use as fuel.

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

The United States Department of Agriculture (“USDA”) publishes monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov , at no charge. On December 9, 2011, the USDA released its monthly World Agricultural and Supply and Demand Estimates and estimated that for the Crop Year 2011-2012, the yield per acre for U.S. production would be 41.3 bushels per acre with 75.0 million acres planted and 73.7 million acres harvested.  The total domestic supply of soybeans is similarly estimated to be 3,275 million bushels with total usage, including exports, forecast at 3,045 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 230 million bushels, up from the 151 million bushels for the 2009-2010 Crop Year, and from the 215 million bushels estimated for the 2010-2011 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, and is projected at 27.6 days for 2011/12, up from the 16.4 days in 2009-2010, and from the 23.9 days for the USDA’s December 9, 2011 estimate for 2010-2011.

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

In 2009, the leading producers of sugarcane were Brazil, India, Thailand and China, with Brazil producing nearly one-quarter of the world’s sugarcane.  The principal world producers of sugar beets in 2008 included the European Union, the United States and Russia.

The Sugar No. 11 Futures Contract is the world benchmark contract for raw sugar trading.  This contract prices the physical delivery of raw cane sugar, delivered to the receiver’s vessel at a specified port within the country of origin of the sugar.  Sugar No. 11 Futures Contracts trade on the ICE Futures and the NYMEX in units of 112,000 pounds.

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

There are several types of wheat grown in the U.S., which are classified in terms of color, hardness, and growing season.  CBOT Wheat Futures Contracts call for delivery of #2 soft red winter wheat, which is generally grown in the eastern third of the United States, but other types and grades of wheat may also be delivered  (Grade #1 soft red winter wheat, Hard Red Winter, Dark Northern Spring and Northern Spring wheat may be delivered at 3 cents premium per bushel over the contract price and #2 soft red winter wheat, Hard Red Winter, Dark Northern Spring and Northern Spring wheat may be delivered at the contract price.) Winter wheat is planted in the fall and is harvested in the late spring or early summer of the following year, while spring wheat is planted in the spring and harvested in late summer or fall of the same year.

Standard Wheat Futures Contracts trade on the CBOT in units of 5,000 bushels, although 1,000 bushel “mini-wheat” Wheat Futures Contracts also trade.  There are five months each year in which CBOT Wheat Futures Contracts expire:  March, May, July, September and December.

The United States Department of Agriculture (“USDA”) publishes monthly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov , at no charge. On December 9, 2011, the USDA released its monthly World Agricultural and Supply and Demand Estimates and estimated that for the Crop Year 2011-2012, the yield per acre for U.S. production would be 43.7 bushels per acre with 54.4 million acres planted and 45.7 million acres harvested.  The total domestic supply of wheat is similarly estimated to be 2,982 million bushels with total usage, including exports, forecast at 2,103 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 878 million bushels, down from the 976 million bushels for the 2009-2010 Crop Year, but up from the 862 million bushels estimated for the 2010-2011 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, and is projected at 152.4 days for 2011/12, down from the 176.5 days in 2009-2010, but up from the 130.2 days for the USDA’s December 9 estimate for 2010-2011.

The Sponsor’s Operations

The Sponsor established the Trust and caused the Trust to establish the first series, the Corn Fund, which commenced offering its Shares to the public on June 9, 2010. Two additional series of the Trust, the Natural Gas Fund and the Crude Oil Fund, commenced offering of shares in February 2011, while three more series, namely the Sugar Fund, the Soybean Fund and the Wheat Fund, commenced offering of shares in September, 2011. An additional series of the Trust, the Teucrium Agricultural Fund, has not yet commenced operation. Aside from establishing these series, operating those series that have commenced offering their shares, and obtaining capital from a small number of outside investors in order to engage in these activities, the Sponsor did not engage in any business activity. Under the Trust Agreement, the Sponsor is solely responsible for the management and conducts or directs the conduct of the business of the Trust, the Operating Funds, and any other Fund that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by firms designated as “Authorized Purchasers” and to manage the Funds’ investments, including to evaluate the credit risk of futures commission merchants and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Funds’ Shares and the conduct of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting the Trustee, Administrator, Distributor, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and providing any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Funds.

The Sponsor maintains websites on behalf of each of the Operating Funds. The total portfolio composition of each Fund is disclosed on the Fund’s website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Commodity Futures Contract held and those that are pending, the name and value of each Treasury security and cash equivalent held in the Fund, and the amount of cash held in the Fund’s portfolio. Each Fund’s website also includes the NAV, the 4 p.m. Bid/Ask Midpoint as reported by the NYSE Arca, the last trade price as reported by the NYSE Arca, the shares outstanding, the shares available for issuance, and the shares created or redeemed on that day. The prospectus, Monthly Statement of Account, Quarterly Performance of the Midpoint versus the NAV (as required by the CFTC), and the Roll Dates, as well as Form 10-Qs, Form 10-Ks, and other SEC filings for the that Fund, are also posted on the website. Each Fund’s website is publicly accessible at no charge. The website for CORN is www.teucriumcornfund.com; for NAGS is www.teucriumnagsfund.com; for CRUD is www.teucriumcrudfund.com; for CANE is www.teucriumcanefund.com; for SOYB is www.teucriumsoybfund.com; for WEAT is www.teucriumweatfund.com. The website address for the Sponsor is www.teucrium.com .

The Sponsor receives a fee as compensation for services performed under the Trust Agreement. The Sponsor’s fee accrues daily and are paid monthly at an annual rate of 1.00% of the average daily net assets of each Fund, except for TAGS which has no such fee. The Sponsor receives no compensation from the Funds other than such fee. Each Fund is also generally responsible for other on-going fees, costs and expenses of its operations, including brokerage fees, SEC and FINRA registration fees, and legal, printing, accounting, custodial, administration and transfer agency costs, although the Sponsor has borne or will bear the costs and expenses related to the initial offer and sale of Shares. In addition, the Sponsor may choose to waive, for a period of time at its discretion, the collection of the Sponsor Fee or certain other fees for any operating fund.

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

Management of the Sponsor

In general, under the Sponsor’s Amended and Restated Limited Liability Company Operating Agreement, as amended from time to time, the Sponsor (and as a result the Trust and the Fund) is managed by the officers of the Sponsor.  The Chief Executive Officer of the Sponsor is responsible for the overall strategic direction of the Sponsor and will have general control of its business.  The Chief Investment Officer and President of the Sponsor is primarily responsible for trade operations and portfolio activities with respect to the Fund and each of the Teucrium Funds.  The Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer acts as the Sponsor’s principal financial and accounting officer, which position includes the functions previously performed by the Treasurer of the Sponsor, and administers the Sponsor’s regulatory compliance programs.  Furthermore, certain fundamental actions regarding the Sponsor, such as the removal of officers, the addition or substitution of members, or the incurrence of liabilities other than those incurred in the ordinary course of business and de minimis liabilities, may not be taken without the affirmative vote of a majority of the Class A members (which is generally defined as the affirmative vote of Mr. Gilbertie and one of the other two Class A members).  The Sponsor has no board of directors, and the Trust has no board of directors or officers.  The three Class A members of the Sponsor are Sal Gilbertie, Dale Riker and Carl N. Miller III.

The Officers of the Sponsor, two of whom are also Class A members of the Sponsor, are the following:

Sal Gilbertie has been the President of the Sponsor since its inception and its Chief Investment Officer since September 2011, was approved by the NFA as a principal of the Sponsor on September 23, 2009, and was registered as an associated person of the Sponsor on November 10, 2009.  He maintains his main business office at 436 Cerrillos Road, Suite C, Santa Fe, New Mexico 87501.  From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, a futures commission merchant and broker-dealer registered with the CFTC and the SEC (whose business is described in greater detail below under “The Service Providers”), where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over-the-counter derivatives trader and market maker in multiple classes of commodities.  (Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., a futures commission merchant and an affiliate of Newedge USA, LLC.)  From October 1998 until October 2005,   Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank.  While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day-to-day activities of the business and the portfolio of both companies.  Mr. Gilbertie is 50 years old.

Dale Riker has been the Secretary of the Sponsor since January 2010, and its Chief Executive Officer since September 2011, was approved by the NFA as a principal of the Sponsor on October 29, 2009, and was registered as an associated person of the Sponsor on February 17, 2010.  He maintains his main business office at 232 Hidden Lake Road, Brattleboro, Vermont 05301 and is responsible for the overall strategic direction of the Sponsor and will have general control of its business.  Mr. Riker was Treasurer of the Sponsor from its inception until September 2011.  From February 2005 to the present, Mr. Riker has been President of Cambial Emerging Markets LLC, a consulting company specializing in emerging market equity investment.  As President of Cambial Emerging Markets LLC, Mr. Riker had responsibility for business strategy, planning and operations.  From July 1996 to February 2005, Mr. Riker was a private investor.  Mr. Riker is married to the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of the Sponsor, Barbara Riker. Mr. Riker is 54 years old.

Barbara Riker, Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer for Teucrium since September 2011, was approved by the NFA as a principal of the Sponsor on October 19, 2011, and has a background in finance, accounting, investor relations, corporate communications and operations.  She maintains her main business office at 232 Hidden Lake Road, Brattleboro, Vermont 05301.  From 1980 to 1993, Ms. Riker worked in various financial capacities for Pacific Telesis Group, the California-based Regional Bell Operating Company, and its predecessors.  In 1993, with the spin-off of AirTouch Communications from Pacific Telesis Group, Ms. Riker was selected to lead the Investor Relations team for the global mobile phone operator.  In her capacity as Executive Director – Investor Relations and Corporate Communications from February 1993 to June 1995, AirTouch completed its initial public offering and was launched as an independent publicly-traded company. In June 1995, she was named Chief Financial Officer of AirTouch International and, in addition to her other duties, served on the board of several of the firm’s joint ventures, both private and public, across Europe.  In June 1997, Ms. Riker moved into an operations capacity as the District General Manager for AirTouch Paging’s San Francisco operations.  In February 1998 she was named Vice President and General Manager of AirTouch Cellular for Arizona and New Mexico.  Ms. Riker retired in 1999, coincident with the purchase of AirTouch by Vodafone PLC.  Ms. Riker graduated with a Bachelor of Science in Business Administration from Cal State – East Bay in 1980.   Ms. Riker is married to the Chief Executive Officer of the Sponsor, Dale Riker. Ms. Riker is 53 years old.

Steve Kahler, Managing Director, joined the Company in November, 2011. Mr. Kahler has been an active participant in the grain and energy markets for over two decades, trading futures and physical commodities for CHS, Inc. and Cargill, as well as working as a trader on the floor of the Minneapolis Grain Exchange. Mr. Kahler graduated from the University of Minnesota with a Bachelors of Agricultural Business Administration and is 44 years old.

The third Class-A member of the Sponsor is the following:

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

Messrs. Gilbertie, Riker and Miller and Ms. Riker are individual “principals,” as that term is defined in CFTC Rule 3.1, of the Sponsor. These individuals are principals due to their positions and/or due to their ownership interests in the Sponsor.  In addition, each of the three Class A members of the Sponsor are registered with the CFTC as associated persons of the Sponsor and are NFA associate members.  GFI Group LLC is a principal for the Sponsor under CFTC Rules due to its ownership of certain non-voting securities of the Sponsor.

Mr. Gilbertie and Kelly Teevan, an employee of the Sponsor who is not a member or officer of the Sponsor, are primarily responsible for making trading and investment decisions for the Fund and the Underlying Funds, and for directing Fund and Underlying Fund trades for execution.  Mr. Teevan has been a Managing Director of the Sponsor since October 2009, was approved by the NFA as a principal of the Sponsor on March 25, 2010, was registered as an associated person of the Sponsor on February 24, 2010 and was registered as a branch office manager of the Sponsor on June 1, 2010.  He maintains his main business office at 42 West Union Street, Goffstown, New Hampshire 03045.  Mr. Teevan graduated from Phillips Exeter Academy, Harvard College and Stanford Graduate School of Business.  Mr. Teevan worked as a commodities broker and trader for the period of April 1984 to April 1989.  From April 1984 through November 1984, Mr. Teevan was the Account Executive, Energy and Options Specialist in charge of commercial client and execution with ACLI Futures, a futures broker in White Plains, New York.  In December 1984, the ACLI Futures team in White Plains moved to Rudolf Wolff Futures Brokers Inc., a futures broker located in New York, New York, where Mr. Teevan continued his same job responsibilities.  In July 1986, Rudolf Wolff Futures Brokers Inc. was acquired by Elders Futures Inc., a futures broker in New York, New York where Mr. Teevan continued his same job responsibilities until October 1987.  In October 1987, Mr. Teevan joined the group of Drury, Teevan and Salomon, a commodities trading and brokerage firm located in San Francisco, California, as a partner engaging in the business development in commodities trading.  Mr. Teevan continued that role until June 1988 when he joined Capel Court Investment Bank, an investment bank providing financial services to commercial clients and engaging in proprietary trading in Sydney, Australia.  Mr. Teevan served as Director of Capel Court Futures, a futures broker division of Capel Court Investment Bank, leading business plan work for trading in global markets.  Mr. Teevan served in that role until April 1989.  From April 1989 until January 2003, Mr. Teevan was primarily engaged as an advisor and/or consultant to a number of clients regarding non-profit development plans and management focused on financial and endowment issues.  Mr. Teevan was primarily retired between January 2003 and October 2009.  Mr. Teevan is 60 years old.

The Custodian and Administrator

In its capacity as the custodian for the Funds, the Custodian, The Bank of New York Mellon, holds the Funds’ shares and the Treasury Securities, cash and/or cash equivalents owned by the pursuant to a custodial agreement.  The Custodian is also the registrar and transfer agent for the Funds’ Shares.  In addition, the Custodian also serves as Administrator for the Funds, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Funds. For these services, the Fund pays fees to the Custodian as set forth in the table entitled “Fees and Compensation Arrangements with the Sponsor and Non-Affiliated Service Providers.”

The Custodian’s principal business address is One Wall Street, New York, New York 10286.  The Custodian is a New York state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the New York State Banking Department.

The Distributor

The Funds employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distributor receives, for its services as distributor for the Funds, a fee at an annual rate of 0.01% of each Underlying Fund’s average daily net assets, and an annual fee of $82,592 in the aggregate for all of the Funds.  These fees are set forth in the table entitled “Fees and Compensation Arrangements with the Sponsor and Non-Affiliated Service Providers.”

The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules.  As Registered Representatives of the Distributor, these persons are permitted to engage in certain marketing activities for the Fund that they would otherwise not be permitted to engage in.  Under the SASA, the Sponsor is obligated to ensure that such marketing activities comply with applicable law and are permitted by the SASA and the Distributor’s internal procedures.

The Distributor’s principal business address is Three Canal Plaza, Suite 100,Portland, Maine 04101.  The Distributor is a broker-dealer registered with the U.S. Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority.

The Trustee

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware 19890-0001.  The Trustee is unaffiliated with the Sponsor.  The Trustee’s duties and liabilities with respect to the offering of Shares and the management of the Trust and the Fund are limited to its express obligations under the Trust Agreement.

The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act.  The Trustee does not owe any other duties to the Trust, the Sponsor or the Shareholders.  The Trustee is permitted to resign upon at least sixty (60) days’ notice to the Sponsor.  If no successor trustee has been appointed by the Sponsor within such sixty-day period, the Trustee may, at the expense of the Trust, petition a court to appoint a successor.  The Trust Agreement provides that the Trustee is entitled to reasonable compensation for its services from the Sponsor or an affiliate of the Sponsor (including the Trust), and is indemnified by the Sponsor against any expenses it incurs relating to or arising out of the formation, operation or termination of the Trust, or any action or inaction of the Trustee under the Trust Agreement, except to the extent that such expenses result from the gross negligence or willful misconduct of the Trustee.  The Sponsor has the discretion to replace the Trustee.

Under the Trust Agreement, the duty and authority to manage the business affairs of the Trust, and of all of the funds that are a series of the Trust, including control of the Fund and the Underlying Funds, is rested solely with the Sponsor, which the Sponsor may delegate as provided for in the Trust Agreement.  The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. As the Trustee has no authority over the operation of the Trust, the Trustee itself is not registered in any capacity with the CFTC.

Clearing Broker

Currently, Newedge USA, LLC (“Newedge”) serves as the clearing broker for the Funds to execute and clear the Funds’ futures transactions and provide other brokerage-related services. For the Teucrium Agricultural Fund, Newedge will serve as that Fund’s clearing broker to execute and clear futures transactions and provide other brokerage-related services should the Sponsor deem it necessary for that Fund to engage in such transactions. Newedge USA’s affiliate, Newedge Alternative Strategies, Inc. (“NAST”), may execute foreign exchange or other over-the-counter transactions with the Funds. Newedge USA and NAST are subsidiaries of Newedge Group.  Newedge is a futures commission merchant and broker-dealer registered with the U.S. Commodity Futures Trading Commission and the U.S. Securities and Exchange Commission.  In its capacity as a broker-dealer, Newedge may act as an Authorized Purchaser for each of the Funds and, accordingly, may engage in the marketing and distribution of shares of the Funds.  Newedge is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation.  NAST is an eligible swap participant that is not registered or required to be registered with the CFTC or the SEC, and is not a member of any exchange.

Newedge and NAST are headquartered at 550 W. Jackson, Suite 500, Chicago, IL 60661 with branch offices in San Francisco, California; New York, New York; Kansas City, Missouri; Cypress, Texas; and Montreal, Canada.

Prior to January 2, 2008, Newedge USA was known as Fimat USA, LLC, while NAST was known as Fimat Alternative Strategies Inc. On September 1, 2008, Newedge USA merged with future commission merchant and broker dealer Newedge Financial Inc. (“NFI”) – formerly known as Calyon Financial Inc. Newedge USA was the surviving entity.

In March 2008, NFI settled, without admitting or denying the allegations, a disciplinary action brought by the New York Mercantile Exchange (“NYMEX”) alleging that NFI violated NYMEX rules related to: numbering and time stamping orders by failing properly to record a floor order ticket; wash trading; failure to adequately supervise employees; and violation of a prior NYMEX cease and desist order, effective as of December 5, 2006, related to numbering and time stamping orders and block trades. NFI paid a $100,000 fine to NYMEX in connection with this settlement.

In February 2011, Newedge USA settled, without admitting or denying the allegations, a disciplinary action brought by the CFTC alleging that Newedge USA exceeded speculative limits in the October 2009 live cattle futures contract on the Chicago Mercantile Exchange and failed to provide accurate and timely reports to the CFTC regarding their larger trader positions. Newedge USA paid a $140,000 civil penalty and disgorgement value of $80,910 to settle this matter. In addition, the CFTC Order required Newedge USA to implement and maintain a program designed to prevent and detect reporting violations of the Commodity Exchange Act and CFTC regulations.

In January 2012, Newedge USA settled, without admitting or denying the allegations, a disciplinary action brought by the CFTC alleging that Newedge USA failed to file accurate and timely reports to the CFTC and failed to report certain large trader information to the CFTC. Newedge USA paid a $700,000 civil penalty to settle this matter. In addition, the CFTC Order required Newedge USA to timely submit accurate position reports and notices, and to implement and maintain procedures to prevent and detect reporting violations of the Commodity Exchange Act and CFTC regulations.

Other than the foregoing proceedings, which did not have a material adverse effect upon the financial condition of Newedge USA, there have been no material administrative, civil or criminal actions brought, pending or concluded against Newedge USA, NAST or their principals in the past five years.

Fees and Compensation Arrangements with the Sponsor and Non-Affiliated Service Providers

Fees and Compensation Arrangements with the Sponsor and Non-Affiliated Service Providers

Service Provider	Compensation Paid by the Operating Funds
Teucrium Trading, LLC, Sponsor	1.00% of average net assets annually
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

Foreside Fund Services, LLC, Distributor

The Distributor receives an aggregate annual fee of $85,592 and a fee at an annual rate of 0.01% of each Underlying Fund’s average daily net assets, calculated and billed monthly. The Distributor also receives certain expense reimbursements relating to its distribution services, currently estimated at $25,600 for the two year period of this offering.

Under the Securities Activities and Service Agreement, the Distributor receives compensation for its activities on behalf of the Underlying Funds which is estimated not to exceed an aggregate of $40,000 for the initial offering period of the Underlying Funds, as well as certain expense reimbursements relating to the registration, continuing education and other administrative expenses of the Registered Representatives in relation to the Underlying Funds, currently estimated at $25,368 for the initial offering period of all of the Underlying Funds.

Newedge USA, LLC, Futures Commission Merchant and Clearing Broker	$4.00 per Futures Contract purchase or sale

Wilmington Trust Company, Trustee	$3,000 annually

Employees of the Sponsor Registered with the Distributor (the “Registered Representatives”)	N/A

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis.  NAV is calculated by taking the current market value of the Fund’s total assets and subtracting any liabilities.

Creation and Redemption of Shares

The Funds create and redeem Shares from time to time, but only in one or more Creation Baskets or Redemption Baskets.  The creation and redemption of baskets are only made in exchange for delivery to the Funds or the distribution by the Funds of the amount of cash equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets.  Authorized Purchasers must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions, and (2) DTC Participants.  To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with the Sponsor.  The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the cash required for such creations and redemptions.  The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by the Sponsor, without the consent of any Shareholder or Authorized Purchaser.  Authorized Purchasers pay a transaction fee to the Sponsor for each order they place to create one or more baskets and a fee per basket when they redeem baskets. The table below details these fees for the Operating Funds as of December 31, 2011.  The basket sizes and associated fees for CORN, SOYB, CANE and WEAT have been amended effective March 5, 2012; the changes for each specific fund are described in the Subsequent Event Note for each fund in the accompanying financial statements.

CORN (100,000 units per basket)

Creation Fee	$500 per order
Redemption Fee	$1,000 per basket

NAGS, SOYB, CANE, WEAT (50,000 units per basket)

Creation Fee	$500 per order
Redemption Fee	$500 per basket

CRUD (25,000 units per basket)

Creation Fee	$250 per basket order, max $500 per day (2 or more basket orders, no order limit)
Redemption Fee	$250 per basket

Authorized Purchasers who make deposits with a Fund in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Trust or the Sponsor to effect any sale or resale of Shares.

Certain Authorized Purchasers are expected to be capable of investing directly in the Specified Commodities or the Commodity Interest markets.  Some Authorized Purchasers or their affiliates may from time to time buy or sell the Specified Commodity or Commodity Interests and may profit in these instances.  The Sponsor believes that the size and operation of the markets for the Specified Commodities make it unlikely that Authorized Purchasers’ direct activities in the commodities markets will significantly affect the price of the Specified Commodity, Commodity Interests, or the Funds’ Shares.

Each Authorized Purchaser will be required to be registered as a broker-dealer under the 1934 Act and a member in good standing with FINRA, or exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires.  Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations.  Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Purchaser Agreement, the Sponsor has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Purchaser Agreement for more detail, each of which has been filed as an exhibit to the registration statement for each of the Funds.

The Flow of Shares

Calculating the Net Asset Value

The Net Asset Value (“NAV”) for each Fund is calculated by:

•	Taking the current market value of its total assets, and

•	Subtracting any liabilities.

•

The Administrator will calculate the NAV of each Fund once each trading day.  It will calculate NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.  The NAV for a particular trading day will be released after 4:15 p.m. New York time.

In determining the value of Commodity Futures Contracts of CANE, CORN, CRUD, NAGS, SOYB and WEAT , the administrator uses the exchange closing price (typically 2:15 p.m. New York time).  The administrator determines the value of all other investments for each as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter commodity interests is determined based on the value of the commodity or futures contract underlying such interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such corn interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open commodity interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund

The fair value of a Commodity Interest shall be determined by the Sponsor in good faith and in a manner that assesses the Commodity Interest’s value based on a consideration of all available facts and information on the valuation date.  When a Futures Contract has closed at its price fluctuation limit, the fair value determination attempts to estimate the price at which such Futures Contract would be trading in the absence of the price fluctuation limit (either above such limit when an upward limit has been reached or below such limit when a downward limit has been reached).  Typically, this estimate will be made primarily by reference to the price of comparable Commodity Interests trading in the over-the-counter market.  The fair value of a Commodity Interest may not reflect such instrument’s market value or the amount an Underlying Fund might reasonably expect to receive upon closing out the instrument.

In addition, in order to provide updated information relating to the Funds for use by investors and market professionals, NYSE Arca will calculate and disseminate throughout the trading day an updated “indicative fund value.”  The indicative fund value for each Fund is calculated by using the prior day’s closing NAV per share of the Fund as a base and updating that value throughout the trading day to reflect changes in the indicative fund values of the commodity interests.  Changes in the value of Treasury Securities and cash equivalents will not be included in the calculation of indicative fund value.  For this and other reasons, the indicative fund value disseminated during the NYSE Arca trading hours should not be viewed as an actual real time update of the NAV.  NAV is calculated only once at the end of each trading day.

The indicative fund value for each Operating Fund will be disseminated by one or more major market data vendors on a per Share basis every 15 seconds during the NYSE Arca Core Trading Session.   The normal trading hours for Futures Contracts may begin after 9:30 a.m. and end before 4:00 p.m. New York time, and therefore, there is a gap in time at the beginning and the end of each day during which the Funds’ Shares are traded on the NYSE Arca, but real-time trading prices for at least some of the Futures Contracts held by the Funds are not available.  As a result, during those gaps there will be no update to the indicative fund values of the Funds and such indicative fund values, therefore, will be static.

The NYSE Arca will disseminate the indicative fund values through the facilities of CTA/CQ High Speed Lines.  In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of Shares of the Funds on the NYSE Arca.  Investors and market professionals are able throughout the trading day to compare the market price of the Funds and the indicative fund value.  If the market price of a Fund’s Shares diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades.  For example, if a Fund appears to be trading at a discount compared to the indicative fund value, a market professional could buy Fund Shares on the NYSE Arca, aggregate them into Redemption Baskets, and receive the NAV of such Shares by redeeming them to the Trust.  Such arbitrage trades can tighten the tracking between the market price of the Fund and the indicative fund value and thus can be beneficial to all market participants.

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the Distributor to create one or more baskets for a Fund.  For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, CBOT, ICE, or the New York Stock Exchange is closed for regular trading.  Purchase orders must be placed by noon New York time or the close of regular trading on the New York Stock Exchange, whichever is earlier for CRUD, CANE, and NAGS and by 1:15pm New York time or the close of regular trading on the New York Stock Exchange, whichever is earlier for CORN, SOYB and WEAT.  The day on which the Custodian receives a valid purchase order is referred to as the purchase order date.

By placing a purchase order, an Authorized Purchaser agrees to deposit Treasury Securities, cash, commodity futures or shares of the Underlying Funds or a combination thereof with the Trust, as described below.  Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Custodian the non-refundable transaction fee due for the purchase order.  Authorized Purchasers may not withdraw a purchase order without the prior consent of the Sponsor in its discretion.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasury Securities, cash , commodity futures and/or shares of the Underlying Funds that is in the same proportion to the total assets of each Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the purchase order date.  The Sponsor determines, directly in its sole discretion or in consultation with the Custodian, the requirements for Treasury Securities, cash, commodity futures, and/or shares of the Underlying Funds, including the remaining maturities of the Treasury Securities and proportions of Treasury Securities and cash, that may be included in deposits to create baskets.  If Treasury Securities are to be included in a Creation Basket Deposit for orders placed on a given business day, the Distributor will publish an estimate of the Creation Basket Deposit requirements at the beginning of such day.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to the account of that Fund with the Custodian the required amount of securities, commodity futures and/or cash by the end of the next business day following the purchase order date or by the end of such later business day, not to exceed three business days after the purchase order date, as agreed to between the Authorized Purchaser and the Custodian when the purchase order is placed (the “Purchase Settlement Date”).  Upon receipt of the deposit amount, the Custodian will direct DTC to credit the number of baskets ordered for the specific Fund to the Authorized Purchaser’s DTC account on the Purchase Settlement Date.

Because orders to purchase baskets must be placed by noon or 1:15pm, New York time, depending on the Fund but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket.  The Fund’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

The Sponsor acting by itself or through the Distributor or Custodian may reject a purchase order or a Creation Basket Deposit if:

•	it determines that, due to position limits or otherwise, investment alternatives that will enable the Fund to meet its investment objective are not available or practicable at that time;

•	it determines that the purchase order or the Creation Basket Deposit is not in proper form;

•	it believes that acceptance of the purchase order or the Creation Basket Deposit would have adverse tax consequences to the Fund or its Shareholders;

•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful; or

•	circumstances outside the control of the Sponsor, Distributor or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

•	there is a possibility that any or all of the Benchmark Component Futures Contracts of a Fund on the futures exchange from which the NAV of that Fund is calculated will be priced at a daily price limit restriction.

In addition, the Sponsor may reject a previously placed purchase order at any time prior to the order cut-off time, if in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of a Fund or its Shareholders.

None of the Sponsor, Distributor or Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets.  On any business day, an Authorized Purchaser may place an order with the Distributor to redeem one or more baskets.  Redemption orders must be placed by noon or 1:15 pm, New York time, depending on the Fund, or the close of regular trading on the New York Stock Exchange, whichever is earlier.  A redemption order so received will be effective on the date it is received in satisfactory form by the Custodian.  The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual Shareholder to redeem any Shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser.  By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to a Fund by the end of the next business day following the effective date of the redemption order or by the end of such later business day, not to exceed three business days after the effective date of the redemption order, as agreed to between the Authorized Purchaser and the Distributor when the redemption order is placed (the “Redemption Settlement Date”).  Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Custodian the non-refundable transaction fee due for the redemption order.  An Authorized Purchaser may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

Determination of Redemption Distribution

The redemption distribution from a Fund will consist of a transfer to the redeeming Authorized Purchaser of an amount of securities, commodity futures and/or cash that is in the same proportion to the total assets of the Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of Shares to be redeemed under the redemption order is in proportion to the total number of Shares outstanding on the date the order is received.   The Sponsor, directly or in consultation with the Custodian, determines the requirements for securities, commodity futures and/or cash, including the remaining maturities of the Treasury Securities and proportions of Treasury Securities and cash that may be included in distributions to redeem baskets.  If Treasury Securities are to be included in a redemption distribution for orders placed on a given business day, the Custodian will publish an estimate of the redemption distribution composition as of the beginning of such day.

Delivery of Redemption Distribution

The redemption distribution due from a Fund will be delivered to the Authorized Purchaser on the Redemption Settlement Date if the Fund’s DTC account has been credited with the baskets to be redeemed.  If the Fund’s DTC account has not been credited with all of the baskets to be redeemed by the end of such date, the redemption distribution will be delivered to the extent of whole baskets received.  Any remainder of the redemption distribution will be delivered on the next business day after the Redemption Settlement Date to the extent of remaining whole baskets received if the Sponsor receives the fee applicable to the extension of the Redemption Settlement Date which the Sponsor may, from time to time, determine and the remaining baskets to be redeemed are credited to the Fund’s DTC account on such next business day.  Any further outstanding amount of the redemption order shall be cancelled.  Pursuant to information from the Sponsor, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to the Fund’s DTC account by noon New York time on the Redemption Settlement Date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as the Sponsor may from time to time determine.

Suspension or Rejection of Redemption Orders

The Sponsor acting by itself or through the Distributor or Custodian may reject a redemption order if:

•	it determines that the redemption order is not in proper form;

•	the acceptance of the redemption order would, in the opinion of counsel to the Sponsor, be unlawful;

•	the number of Shares being redeemed would reduce the remaining outstanding Shares to below the specified minimum number of Shares for that Fund (i.e., one basket for CORN, two baskets for NAGS, SOYB, CANE, WEAT, and four baskets for CRUD) or less, unless the Sponsor has reason to believe that the placer of the redemption order does in fact possess all the outstanding Shares for that Fund and can deliver them;

•	there is a possibility that any or all of the Benchmark Component Futures Contracts of a Fund on the futures exchange from which the NAV of that Underlying Fund is calculated will be priced at a daily price limit restriction.

In addition, the Sponsor may reject a previously placed redemption order at any time prior to the order cut-off time, if in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its Shareholders.

The Sponsor may also, at its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca, the CBOT, NYMEX or ICE Futures is closed other than customary weekend or holiday closings, or trading on the NYSE Arca, the CBOT, NYMEX or ICE Futures, is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasury Securities is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders.

For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of a Fund’s assets at an appropriate value to fund a redemption.  If the Sponsor has difficulty liquidating the Fund’s positions, e.g., because of a market disruption event in the futures markets or an unanticipated delay in the liquidation of a position in an over the counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified.  None of the Sponsor, the Distributor, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Creation and Redemption Transaction Fees

To compensate the Sponsor for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to the Sponsor. As of December 31, 2011, these fees are below. The basket sizes and associated fees for CORN, SOYB, CANE and WEAT have been amended effective March 5, 2012; the changes for each specific fund are described in the Subsequent Event Note for each fund in the accompanying financial statements.

CORN (100,000 units per basket)

Creation Fee	$500 per order
Redemption Fee	$1,000 per basket

NAGS, SOYB, CANE, WEAT (50,000 units per basket)

Creation Fee	$500 per order
Redemption Fee	$500 per basket

CRUD (25,000 units per basket)

Creation Fee	$250 per basket order, max $500 per day (2 or more basket orders, no order limit)
Redemption Fee	$250 per basket

The transaction fees may be reduced, increased or otherwise changed by the Sponsor.  The Sponsor shall notify DTC of any change in a transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify the Sponsor and the Fund if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

The Trust Agreement

The following paragraphs are a summary of certain provisions of the Trust Agreement. The following discussion is qualified in its entirety by reference to the Trust Agreement.

Authority of the Sponsor

The Sponsor is generally authorized to perform all acts deemed necessary to carry out the purposes of the Trust and to conduct the business of the Trust.  The Trust, the Fund and the Underlying Funds will continue to exist until terminated in accordance with the Trust Agreement.  The Sponsor’s authority includes, without limitation, the right to take the following actions:

•	To enter into, execute, deliver and maintain contracts, agreements and other documents and to take action in furtherance of the Trust’s purpose or necessary or appropriate for the offer and sale of the Shares and the conduct of Trust activities;

•	To establish, maintain, deposit into, sign checks and otherwise draw upon accounts on behalf of the Trust with appropriate banking and savings institutions, and execute and accept any instrument or agreement incidental to the Trust’s business and in furtherance of its purposes;

•	To deposit, withdraw, pay, retain and distribute the trust estate of the Fund, the Underlying Funds or any other Teucrium Fund (or any portion thereof) in any manner consistent with the provisions of the Trust Agreement;

•	To supervise the preparation and filing of any registration statement (and supplements and amendments thereto) for the Fund, the Underlying Funds and any other Teucrium Fund;

•	To adopt, implement or amend, from time to time, such disclosure and financial reporting information gathering and control policies and procedures as are necessary or desirable to ensure compliance with applicable disclosure and financial reporting obligations under any applicable securities laws;

•	To make any necessary determination or decision in connection with the preparation of the Trust’s financial statements and amendments thereto;

•	To prepare, file and distribute, if applicable, any periodic reports or updates that may be required under the 1934 Act, the CEA or rules and regulations promulgated thereunder;

•	To pay or authorize the payment of distributions to the Shareholders and expenses of the Teucrium Funds, including the Fund and the Underlying Funds;

•	To make any elections on behalf of the Trust or any Teucrium Fund under the Code, or any other applicable U.S. federal or state tax law as the Sponsor shall determine to be in the best interests of the Trust or the applicable Fund; and

•	In its sole discretion, to admit an affiliate or affiliates of the Sponsor as additional Sponsors.

The Sponsor’s Obligations

In addition to the duties imposed by the Delaware Trust Statute and under the Trust Agreement, the Sponsor has the following obligations as a sponsor of the Trust:

•	Devote to the business and affairs of the Trust such of its time as it determines in its discretion (exercised in good faith) to be necessary for the benefit of the Trust and the shareholders of the Teucrium Funds;

•	Execute, file, record and/or publish all certificates, statements and other documents and do any and all other things as may be appropriate for the formation, qualification and operation of the Trust and for the conduct of its business in all appropriate jurisdictions;

•	Appoint and remove independent public accountants to audit the accounts of the Trust and employ attorneys to represent the Trust;

•	Employ attorneys to represent the Trust;

•	Use its best efforts to maintain the status of the Trust and each Teucrium Fund as a statutory trust for state law purposes and as a partnership for U.S. federal income tax purposes;

•	Invest, reinvest, hold uninvested, sell, exchange, write options on, lease, lend and, subject to certain limitations set forth in the Trust Agreement, pledge, mortgage and hypothecate the estate of each Teucrium Fund in accordance with the purposes of the Trust and any registration statement filed on behalf of the Fund, the Underlying Funds or any other Teucrium Funds;

•	Have fiduciary responsibility for the safekeeping and use of the Trust’s assets, whether or not in the Sponsor’s immediate possession or control;

•	Enter into and perform agreements with Authorized Purchasers, receive from Authorized Purchasers and process properly submitted purchase orders, receive Creation Basket Deposits, deliver or cause the delivery of Creation Baskets to the Depository for the account of the Authorized Purchaser submitting a purchase order;

•	Receive from Authorized Purchasers and process, or cause the Distributor or other Fund service provider to process, properly submitted redemption orders, receive from the redeeming Authorized Purchasers through the Depository, and thereupon cancel or cause to be cancelled, Shares corresponding to the Redemption Baskets to be redeemed;

•	Interact with the Depository; and

•	Delegate duties to one or more administrators, as the Sponsor determines.

To the extent that, at law (common or statutory) or in equity, the Sponsor has duties (including fiduciary duties) and liabilities relating thereto to the Trust, the Fund or any other Teucrium Fund, the Shareholders or to any other person, the Sponsor will not be liable to the Trust, the Fund or any other Teucrium Fund, the Shareholders or to any other person for its good faith reliance on the provisions of the Trust Agreement or this prospectus (or the prospectus applicable to such other Teucrium Fund) unless such reliance constitutes gross negligence or willful misconduct on the part of the Sponsor.

Liability and Indemnification

Under the Trust Agreement, the Sponsor, the Trustee and their respective Affiliates (collectively, “Covered Persons”) shall have no liability to the Trust, or any other Teucrium Fund or any Shareholder for any loss suffered by the Trust, or any other Teucrium Fund which arises out of any action or inaction of such Covered Person if such Covered Person, in good faith, determined that such course of conduct was in the best interest of the Trust, or any other Teucrium Fund and such course of conduct did not constitute gross negligence or willful misconduct of such Covered Person.  Subject to the foregoing, neither the Sponsor nor any other Covered Person shall be personally liable for the return or repayment of all or any portion of the capital or profits of any Shareholder or assignee thereof, it being expressly agreed that any such return of capital or profits made pursuant to the Trust Agreement shall be made solely from the assets of the applicable Teucrium Fund without any rights of contribution from the Sponsor or any other Covered Person.  A Covered Person shall not be liable for the conduct or willful misconduct of any administrator or other delegatee selected by the Sponsor with reasonable care, provided, however, that the Trustee and its Affiliates shall not, under any circumstances be liable for the conduct or willful misconduct of any administrator or other delegatee or any other person selected by the Sponsor to provide services to the Trust.

To the extent that, at law (common or statutory) or in equity, the Sponsor has duties (including fiduciary duties) and liabilities relating to the Trust, the Teucrium Funds, the shareholders of the Teucrium Funds, or to any other person, the Sponsor, acting under the Trust Agreement, shall not be liable to the Trust, the Teucrium Funds, the shareholders of the Teucrium Funds or to any other person for its good faith reliance on the provisions of the Trust Agreement.  The provisions of the Trust Agreement, to the extent they restrict or eliminate the duties and liabilities of the Sponsor otherwise existing at law or in equity, replace such other duties and liabilities of the Sponsor.

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

Notwithstanding the above, the Sponsor shall not be indemnified for any losses, liabilities or expenses arising from or out of an alleged violation of U.S. federal or state securities laws unless (i) there has been a successful adjudication on the merits of each count involving alleged securities law violations as to the particular indemnitee and the court approves the indemnification of such expenses (including, without limitation, litigation costs), (ii) such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to the particular indemnitee and the court approves the indemnification of such expenses (including, without limitation, litigation costs), or (iii) a court of competent jurisdiction approves a settlement of the claims against a particular indemnitee and finds that indemnification of the settlement and related costs should be made.

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

The Trust Agreement provides that the Sponsor and the Trust shall indemnify the Trustee and its successors, assigns, legal representatives, officers, directors, shareholders, employees, agents and servants (the “Trustee Indemnified Parties”) against any liabilities, obligations, losses, damages, penalties, taxes, claims, actions, suits, costs, expenses or disbursements which may be imposed on a Trustee Indemnified Party relating to or arising out of the formation, operation or termination of the Trust, the execution, delivery and performance of any other agreements to which the Trust is a party, or the action or inaction of the Trustee under the Trust Agreement or any other agreement, except for expenses resulting from the gross negligence or willful misconduct of a Trustee Indemnified Party. Further, certain officers of the Sponsor are insured against liability for certain errors or omissions which an officer may incur or that may arise out of his or her capacity as such.

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

Withdrawal of the Sponsor

The Sponsor may withdraw voluntarily as the Sponsor of the Trust only upon ninety (90) days’ prior written notice to the holders of the Trust’s outstanding shares and the Trustee.  If the withdrawing Sponsor is the last remaining Sponsor, shareholders holding a majority (over 50%) of the outstanding shares of the Teucrium Funds voting together as a single class (not including shares acquired by the Sponsor through its initial capital contribution) may vote to elect a successor Sponsor.  The successor Sponsor will continue the business of the Trust.  Shareholders have no right to remove the Sponsor.

In the event of withdrawal, the Sponsor is entitled to a redemption of the shares it acquired through its initial capital contribution to any of the series of the Trust at their NAV per share.  If the Sponsor withdraws and a successor Sponsor is named, the withdrawing Sponsor shall pay all expenses as a result of its withdrawal.

Meetings

Meetings of the Trust’s shareholders may be called by the Sponsor and will be called by it upon the written request of shareholders holding at least 25% of the shares of all Teucrium Funds, or any Teucrium Fund, as applicable.  The Sponsor shall deposit in the United States mail or electronically transmit written notice to all shareholders of the applicable Teucrium Funds of the meeting and the purpose of the meeting, which shall be held on a date not less than 30 nor more than 60 days after the date of the mailing of said notice, at a reasonable time and place.  Where the meeting is called upon the written request of the shareholders of the Teucrium Funds, or any Teucrium Fund, as applicable, such written notice shall be mailed or transmitted not more than 45 days after such written request for a meeting was received by the Sponsor.  Any notice of meeting shall be accompanied by a description of the action to be taken at the meeting and, if applicable, an opinion of independent counsel as to the effect of such proposed action on the liability of shareholders of the Teucrium Funds, or any Teucrium Fund, as applicable, for the debts of the applicable Teucrium Fund.  Shareholders may vote in person or by proxy at any such meeting.  The Sponsor shall be entitled to establish voting and quorum requirements and other reasonable procedures for shareholder voting.

Voting Rights

Shareholders have very limited voting rights.  Specifically, the Trust Agreement provides that shareholders of the Teucrium Funds holding shares representing at least a majority (50%) of the outstanding shares of the Teucrium Funds voting together as a single class (excluding shares acquired by the Sponsor in connection with its initial capital contribution to any Trust series) may vote to (i) continue the Trust by electing a successor Sponsor as described above, and (ii) approve amendments to the Trust Agreement that impair the right to surrender Redemption Baskets for redemption.  (Trustee consent to any amendment to the Trust Agreement is required if the Trustee reasonably believes that such amendment adversely affects any of its rights, duties or liabilities.)  In addition, shareholders of the Teucrium Funds holding shares representing seventy-five percent (75%) of the outstanding shares of the Teucrium Funds, voting together as a single class (excluding shares acquired by the Sponsor in connection with its initial capital contribution to any Trust series) may vote to dissolve the Trust upon not less than ninety (90) days’ notice to the Sponsor.  Shareholders have no voting rights with respect to the Trust or a Fund except as expressly provided in the Trust Agreement.  For TAGS, fund Shareholders have no voting rights with respect to shares of the Underlying Funds held by that Fund.

Limited Liability of Shareholders

Shareholders shall be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit organized under the general corporation law of Delaware, and no Shareholder shall be liable for claims against, or debts of the Trust or a Fund in excess of his share of that Fund’s assets.  The Trust or a Fund shall not make a claim against a Shareholder with respect to amounts distributed to such Shareholder or amounts received by such Shareholder upon redemption unless, under Delaware law, such Shareholder is liable to repay such amount.

The Trust or a Fund shall indemnify to the full extent permitted by law and the Trust Agreement, and to the extent of that Fund’s trust estate, each Shareholder (excluding the Sponsor to the extent of its ownership of any Shares acquired through its initial capital contribution) against any claims of liability asserted against such Shareholder solely based on its status as a Shareholder (other than for taxes on income from Shares for which such Shareholder is liable).

Every written note, bond, contract, instrument, certificate or undertaking made or issued by the Sponsor on behalf of the Trust or a Fund shall give notice to the effect that the same was executed or made by or on behalf of the Trust or that Fund and that the obligations of such instrument are not binding upon the Shareholders individually but are binding only upon the assets and property of that Fund and no recourse may be had with respect to the personal property of a Shareholder for satisfaction of any obligation or claim.

The Sponsor Has Conflicts of Interest

There are present and potential future conflicts of interest in the Trust’s structure and operation you should consider before you purchase Shares in any of the Teucrium Funds. The Sponsor may use this notice of conflicts as a defense against any claim or other proceeding made.

The Sponsor’s principals, officers and employees do not devote their time exclusively to the Funds.  Under the organizational documents of the Sponsor, Mr. Sal Gilbertie and Mr. Dale Riker are obligated to use commercially reasonable efforts to manage the Sponsor, devote such amount of time to the Sponsor as would be consistent with their roles in similarly placed commodity pool operators, and remain active in managing the Sponsor until they are no longer managing members of the Sponsor or the Sponsor dissolves.  In addition, the Sponsor expects that operating the Teucrium Funds will generally constitute the principal and a full-time business activity of its principals, officers and employees.  Notwithstanding these obligations and expectations, the Sponsor’s principals may be directors, officers or employees of other entities, and may manage assets of other entities through the Sponsor or otherwise.  In particular, the principals could have a conflict between their responsibilities to a Fund on the one hand and to those other entities, including other Teucrium Funds, on the other.  The Sponsor believes that it currently has sufficient personnel, time, and working capital to discharge its responsibilities to the Funds in a fair manner and that these persons’ conflicts should not impair their ability to provide services to the Funds.  However, it is not possible to quantify the proportion of their time that the Sponsor’s personnel will devote to the Funds and their management.

The Sponsor and its principals, officers and employees may trade securities, futures and related contracts for their own accounts.  Shareholders will not be permitted to inspect the trading records of such persons or any written policies of the Sponsor related to such trading.  A conflict of interest may exist if their trades are in the same markets and at approximately the same times as the trades for a Teucrium Fund. A potential conflict also may occur when the Sponsor’s principals trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by the Funds.

The Sponsor has sole current authority to manage the investments and operations of the Funds, and this may allow it to act in a way that furthers its own interests which may create a conflict with your best interests.  Shareholders have very limited voting rights with respect to the Funds, which will limit the ability to influence matters such as amendment of the Trust Agreement, change in the Funds’ basic investment policies, or dissolution of a Fund or the Trust.

The Sponsor serves as the Sponsor to the Teucrium Funds, and may in the future serve as the Sponsor or investment adviser to commodity pools other than the Teucrium Funds.  The Sponsor may have a conflict to the extent that its trading decisions for the Funds may be influenced by the effect they would have on the other pools it manages.

In addition, the Sponsor may be required to indemnify the officers and directors of the other pools, if the need for indemnification arises.  This potential indemnification will cause the Sponsor’s assets to decrease.  If the Sponsor’s other sources of income are not sufficient to compensate for the indemnification, it could cease operations, which could in turn result in Fund losses and/or termination of a Fund.

If the Sponsor acquires knowledge of a potential transaction or arrangement that may be an opportunity for a Fund, it shall have no duty to offer such opportunity to the Funds.  The Sponsor will not be liable to the Funds or the Shareholders of the Funds for breach of any fiduciary or other duty if Sponsor pursues such opportunity or directs it to another person or does not communicate such opportunity to the Funds.  None of the Funds nor any Shareholders of the Funds has any rights or obligations by virtue of the Trust Agreement, the trust relationship created thereby, or this prospectus in such business ventures or the income or profits derived from such business ventures.  The pursuit of such business ventures, even if competitive with the activities of the Funds, will not be deemed wrongful or improper.

Resolution of Conflicts Procedures

The Trust Agreement provides that whenever a conflict of interest exists between the Sponsor or any of its Affiliates, on the one hand, and the Trust, any shareholder of a Trust series, or any other person, on the other hand, the Sponsor shall resolve such conflict of interest, take such action or provide such terms, considering in each case the relative interest of each party (including its own interest) to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles.  In the absence of bad faith by the Sponsor, the resolution, action or terms so made, taken or provided by the Sponsor shall not constitute a breach of the Trust Agreement or any other agreement contemplated therein or of any duty or obligation of the Sponsor at law or in equity or otherwise.

The Sponsor or any affiliate thereof may engage in or possess an interest in other profit-seeking or business ventures of any nature or description, independently or with others, whether or not such ventures are competitive with the Trust and the doctrine of corporate opportunity, or any analogous doctrine, shall not apply to the Sponsor.  If the Sponsor acquires knowledge of a potential transaction, agreement, arrangement or other matter that may be an opportunity for the Trust, it shall have no duty to communicate or offer such opportunity to the Trust, and the Sponsor shall not be liable to the Trust or to the Shareholders for breach of any fiduciary or other duty by reason of the fact that the Sponsor pursues or acquires for, or directors such opportunity to, another person or does not communicate such opportunity or information to the Trust.  Neither the Trust nor any Shareholder shall have any rights or obligations by virtue of the Trust Agreement or the trust relationship created thereby in or to such independent ventures or the income or profits or losses derived therefrom, and the pursuit of such ventures, even if competitive with the activities of the Trust, shall not be deemed wrongful or improper.  Except to the extent expressly provided in the Trust Agreement, the Sponsor may engage or be interested in any financial or other transaction with the Trust, the Shareholders or any affiliate of the Trust or the Shareholders.

Regulatory Considerations

The futures markets are subject to comprehensive statutes, regulations and requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits, increased margin requirements, the establishment of daily price limits and the suspension of trading.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of a Fund to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

The Dodd-Frank Act, which was enacted in response to the economic crisis of 2008 and 2009, significantly alters the regulatory regime to which the securities and commodities markets are subject. In particular, the Dodd-Frank Act alters the regulation of commodity interests. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including energy-based, metal and agricultural commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. Additionally, subject to certain narrow exceptions, the new law requires the aggregation, for purposes of position limits, of all positions in Reference Contracts held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, but it continues to issue proposed versions of additional rules that it has authority to promulgate. In addition, the CFTC has begun to issue final rules under the Dodd-Frank Act, including position limits rules and rules relating to recordkeeping and reporting of swap transactions, and is expected to continue to do so in 2012. The effect of future regulatory change on the Funds, and the exact timing of such changes, are impossible to predict but it may be substantial and adverse. Specifically, the new law, the rules that have been promulgated thereunder, and the rules that are expected to be promulgated may negatively impact the Funds’ ability to meet their investment objectives, either through position limits or requirements imposed on them and/or on their counterparties. In particular, new position limits imposed on a Fund or its counterparty may impact the Fund’s ability to invest in a manner that most efficiently meets its investment objective. New requirements, including capital imposed on the Funds’ counterparties and the mandatory clearing of swaps, may increase the cost of the Fund’s investments and doing business.

Books and Records

The Trust keeps its books of record and account at its office located at 232 Hidden Lake Road, Building A,  Brattleboro, Vermont 05301, or at the offices of the Administrator located at One Wall Street, New York, New York 10286, or such office, including of an administrative agent, as it may subsequently designate upon notice.  The books of account of the Funds are open to inspection by any Shareholder (or any duly constituted designee of a Shareholder) at all times during the usual business hours of the Funds upon reasonable advance notice to the extent such access is required under CFTC rules and regulations.  In addition, the Trust keeps a copy of the Trust Agreement on file in its office which will be available for inspection by any Shareholder at all times during its usual business hours upon reasonable advance notice.

Item 1A. Risk Factors

The Trust is a smaller reporting company as defined under applicable law, and as such, has not included separate risk disclosure.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

Within the past 5 years of the date of this filing, there have been no material administrative, civil or criminal actions against the Sponsor, the Trust or any of the Funds, or any principal or affiliate of any of them. This includes any actions pending, on appeal, concluded, threatened, or otherwise known to them.

Item 4. Reserved

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The following table sets forth the range of reported high and low closing prices of the shares for each Operating Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2011 for those quarters in which it operated from the commencement of operations.

 The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Corn Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2011

Fiscal Year Ended December 31, 2011 :	High	Low
Quarter Ended
March 30, 2011	$44.25	$37.43
June 30, 2011	$48.23	$40.50
September 30, 2011	$50.40	$39.88
December 31, 2011	$44.09	$37.94

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Natural Gas Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2011

Fiscal Year Ended December 31, 2011 :	High	Low
Quarter Ended
March 30, 2011	$25.07	$22.14
June 30, 2011	$24.51	$21.24
September 30, 2011	$22.16	$18.34
December 31, 2011	$18.05	$13.88

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium WTI Crude Oil Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2011

Fiscal Year Ended December 31, 2011 :	High	Low
Quarter Ended
March 30, 2011	$53.37	$49.83
June 30, 2011	$56.05	$46.10
September 30, 2011	$49.83	$38.08
December 31, 2011	$45.54	$37.48

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Soybean Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2011

Fiscal Year Ended December 31, 2011 :	High	Low
Quarter Ended
September 30, 2011	$25.08	$22.13
December 31, 2011	$25.08	$20.42

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Sugar Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2011

Fiscal Year Ended December 31, 2011 :	High	Low
Quarter Ended
September 30, 2011	$25.57	$23.33
December 31, 2011	$26.31	$22.55

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Wheat Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2011

Fiscal Year Ended December 31, 2011 :	High	Low
Quarter Ended
September 30, 2011	$24.87	$22.70
December 31, 2011	$24.03	$20.22

Item 6. Selected Financial Data

The Trust is a smaller reporting company as defined under applicable law, and as such, is not required to present Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trust Overview

The business and operations of the Trust and each Fund are described above under Part I, Item I entitled “Business.”

Critical Accounting Policies

The Trust’s critical accounting policies for all the Funds, those that are currently operating and those that will operate in the future are as follows:

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

Commodity futures contracts held by the Funds and are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Funds earn interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Funds earn interest on funds held at the custodian at prevailing market rates for such investments.

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Funds reported cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Funds have a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.

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

In determining fair value, the Trust uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust.  Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels: a) Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment, b) Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly, and c) Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. See the notes within the financial statements for further information.

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

Results of Operations

The following includes a section for each Operating Fund of the Trust as of December 31, 2011; as the Teucrium Agricultural Fund had not yet commenced operations, a section for that Fund is not included.

Teucrium Corn Fund

The Corn Fund commenced investment operations on June 9, 2010. As of December 31, 2010, the Corn Fund had a total of 1,100,004 shares outstanding and net assets of $42,963,939. On December 31, 2011, the Fund had 1,700,004 shares outstanding and net assets of $71,268,521, representing a 54.5% increase in shares and a 65.9% increase in net assets. The net asset value per Share for the Corn Fund on December 31, 2011 was $41.92 as compared to $39.06 on December 31, 2010, representing a 7.3% increase during the period. On December 31, 2010, the closing price per share, as reported by the NYSE Arca was $39.01. On December 31, 2011, the closing price on the NYSE Arca was $41.98, an increase of 7.6% year over year.

The investment objective of the Corn Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2011, the Corn Fund held a total of 2,260 CBOT Corn Futures contracts with a notional value of $71,289,525. Of these contracts, 648 had an asset fair value of $1,928,408 and 1,612 had a liability fair value of $2,711,523. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the May 14, 2012, contracts, the second-to-expire CBOT Corn Futures Contract, (2) 30% to July 13, 2012, contracts, the third-to-expire CBOT Corn Futures Contract, and (3) 35% to the December 14, 2012, contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract.

Total income for this period was $2,036,025 resulting primarily from the net change in realized appreciation on commodity futures contracts totaling $7,937,425 and offset by the net change in unrealized depreciation of commodity futures contracts of ($5,961,334.) Total expenses for the period were $2,508,118, with $983,260 attributable to payment of the management fee to the Sponsor, or 39.2% of expenses. The management fee is calculated as a fee of one percent annually of daily average net assets for each fund. There was $846,475 attributable to distribution and marketing fees, which generally includes expenses paid for the day-to-day operation of the Fund; this represented 33.7% of total expenses for the Fund. The professional fees of $283,059 were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements and represented 11.3% of all Fund expenses. Fees paid to the Custodian and Administrator were $129,195, or 5.2% of total Fund expenses, while brokerage fees and commissions for the trading of Corn Futures Contracts totaled $71,679 for the period, or 2.9%.

Net cash used in the Corn Fund’s operating activities during the period was $ (3,211,888). Proceeds from the sale of Shares of the Corn Fund were $92,546,004, representing twenty-one (21) Creation Baskets, which were offset by $59,622,318 in payments for the redemption of Shares of the Corn Fund, representing fifteen (15) Redemption Baskets. The net was $32,923,686 in cash provided by the Corn Fund’s financing activities.

Teucrium Natural Gas Fund

On October 22, 2010, NAGS’ initial registration of 40,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On February 1, 2011 NAGS listed its shares on the NYSE Arca under the ticker symbol “NAGS”. On the day prior to that, NAGS issued 200,000 shares in exchange for $5,000,000 at NAGS’ initial NAV of $25 per share. NAGS also commenced investment operations on February 1, 2011 by purchasing commodity futures contracts traded on the NYMEX.  On December 31, 2011, the Fund had 100,004 shares outstanding and net assets of $1,381,367, representing a 50.0% decrease in shares as compared to the commencement of operations and a 72.4% decrease in net assets. The net asset value per Share for the Natural Gas Fund on December 31, 2011 was $13.81 as compared to $25.00 on the commencement of operations, representing a 44.8% decrease during the period. On February 1, 2011 at the commencement of operations, the price per share, as reported by the NYSE Arca, was $25.00. On December 31, 2011, the closing price on the NYSE Arca was $13.88, resulting in a decrease of 44.5% over the period.

The investment objective of NAGS is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the following:  the nearest to spot month March, April, October and November Henry Hub Natural Gas Futures Contracts traded on the New York Mercantile Exchange (“NYMEX”), weighted 25% equally in each contract month. On December 31, 2011, the Fund held a total of 43 NYMEX Natural Gas Futures contracts with a notional value of $1,383,770. These contracts had a liability fair value of $602,440. The weighting of the notional value of the contracts was weighted as follows: (1) 24% to the contracts settling on February 27, 2012, (2) 25% to contracts settling on March 28, 2012 contracts, (3) 26% to the contracts settling on September 26, 2012, and (4) 25% to the contracts settling on October 29, 2012.

Total loss for this period was ($1,142,091) resulting from the net change in realized appreciation on commodity futures contracts totaling ($541,020) and by the net change in unrealized depreciation of commodity futures contracts of ($602,440.) Total expenses for the period were $237,234. For the period from the commencement of operations (February 1, 2011) through December 31, 2011, the Fund recorded $2,782 in management fees to the Sponsor. The management fee is calculated as a fee of one percent annually of daily average net assets for each fund. The Sponsor has waived, for a period and to be instituted again at the Sponsor’s discretion, the management fee for the Fund. This action by the Sponsor resulted in an approximate $18,000 reduction in expenses to the Fund for the period commencement of operations (February 1, 2011) through December 31, 2011. On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.   This action by the Sponsor resulted in an approximate $24,000 reduction in expenses to the Fund for the period commencement of operations (February 1, 2011) through December 31, 2011. Of the expenses charged to the Fund, $110,596 was attributable to distribution and marketing fees, which generally includes expenses paid for the day-to-day operation of the Fund; this represented 46.6% of total expenses for the Fund.

The professional fees of $16,314 were primarily paid to the independent auditor of the Fund and represented 6.9% of all Fund expenses. Fees paid to the Custodian and Administrator were $63,922, or 26.9% of total Fund expenses, while brokerage fees and commissions for the trading of Natural Gas Futures Contracts totaled $532 for the period, or 0.2%.

Net cash used in the Fund’s operating activities during the period was ($1,483,533.) Proceeds from the sale of Shares of the Fund were $5,000,000, representing four (4) Creation Baskets, which were offset by $2,239,408 in payments for the redemption of Shares of the Fund, representing two (2) Redemption Baskets. The net was $2,760,592 in cash provided by the Fund’s financing activities.

Teucrium WTI Crude Oil Fund

On October 22, 2010, CRUD’s initial registration of 15,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On February 23, 2011 the Fund listed its shares on the NYSE Arca under the ticker symbol “CRUD”. On the day prior to that, CRUD issued 100,000 shares in exchange for $5,000,000 at an initial NAV of $50 per share. CRUD also commenced investment operations on February 23, 2011 by purchasing commodity futures contracts traded on the NYMEX.  On December 31, 2011, the Fund had 100,002 shares outstanding and net assets of $4,445,013, representing no net change in shares as compared to the commencement of operations and an 11.1% decrease in net assets. The net asset value per Share for the WTI Crude Oil Fund on December 31, 2011 was $44.45 as compared to $50.00 on the commencement of operations, representing an 11.1% decrease during the period. On February 23, 2011 at the commencement of operations, the price per share, as reported by the NYSE Arca, was $50.00. On December 31, 2011, the closing price on the NYSE Arca was $44.58, resulting in a decrease of 10.8% over the period.

The investment objective of CRUD is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for futures contracts for WTI crude oil, also known as Texas Light Sweet Crude Oil (“Oil Futures Contracts”) traded on the NYMEX, specifically (1) the nearest to spot June or December Oil Futures Contract, weighted 35%; (2) the June or December Oil Futures Contract following the aforementioned (1), weighted 30%; and (3) the next December Oil Future Contract that immediately follows the aforementioned (2), weighted 35%. On December 31, 2011, the Fund held a total of 46 NYMEX WTI crude oil futures contracts with a notional value of $4,481,380. Of these contracts, 30 had an asset fair value of $116,142 and 16 had a liability fair value of $2,711,523. The weighting of the notional value of the contracts was weighted as follows: (1) 31% to the contracts settling on November 16, 2012, (2) 35% to contracts settling on May 22, 2012 contracts, and (3) 34% to the contracts settling on November 20, 2013.

Total loss for this period was ($44,125) resulting from the net change in realized appreciation on commodity futures contracts totaling ($162,359) which was partially offset by the net change in unrealized depreciation of commodity futures contracts of $115,974. Total expenses for the period were $474,622, with $44,127 attributable to payment of the management fee to the Sponsor, or 9.3% of expenses. The management fee is calculated as a fee of one percent annually of daily average net assets for each fund. There was $259,317 attributable to distribution and marketing fees, which generally includes expenses paid for the day-to-day operation of the Fund; this represented 54.6% of total expenses for the Fund. The professional fees of $23,430 were primarily paid to the independent auditor of the Fund and represented 4.9% of all Fund expenses. Fees paid to the Custodian and Administrator were $110,436, or 23.3% of total Fund expenses, while brokerage fees and commissions for the trading of WTI Crude Oil Futures Contracts totaled $636 for the period, or 0.1%.

Net cash used in the Fund’s operating activities during the period was ($823,850.) Proceeds from the sale of Shares of the Fund were $6,077,099, representing five (5) Creation Baskets, which were offset by $1,113,439 in payments for the redemption of Shares of the Fund, representing one (1) Redemption Basket. The net was $4,963,660 in cash provided by the Fund’s financing activities.

Teucrium Soybean Fund

On June 17, 2011, SOYB’s initial registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011, SOYB listed its shares on the NYSE Arca under the ticker symbol “SOYB.” On the business day prior to that, SOYB issued 100,000 shares in exchange for $2,500,000 at SOYB’s initial NAV of $25 per share. SOYB also commenced investment operations on September 19, 2011 by purchasing soybean commodity futures contracts traded on the CBOT. On December 31, 2011, the Fund had 100,004 shares outstanding and net assets of $2,186,430, representing no net change in shares as compared to the commencement of operations and a 12.5% decrease in net assets. The net asset value per Share for the Soybean Fund on December 31, 2011 was $21.86 as compared to $25.00 on the commencement of operations, representing a 12.6% decrease during the period. On September 19, 2011 at the commencement of operations, the price per share, as reported by the NYSE Arca, was $25.00. On December 31, 2011, the closing price on the NYSE Arca was $22.06, resulting in a decrease of 11.8% over the period.

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”).  Except as described in the following paragraph, the three Soybean Futures Contracts will be: (1) second-to-expire CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2011, the Fund held a total of 36 CBOT soybean futures contracts with a notional value of $2,177,038. Of these contracts, 11 had an asset fair value of $9,994 and 25 had a liability fair value of $164,663. The weighting of the notional value of the contracts was weighted as follows: (1) 33% to the contracts settling on March 14, 2012, (2) 31% to contracts settling on May 14, 2012 contracts, and (3) 36% to the contracts settling on November 14, 2012.

Total loss for this period was ($294,664) resulting from the net change in realized appreciation on commodity futures contracts totaling ($140,281) and the net change in unrealized depreciation of commodity futures contracts of ($154,669.) Total expenses for the period were $19,006, with $4,930 attributable to payment of the management fee to the Sponsor. The management fee is calculated as a fee of one percent annually of daily average net assets for each fund, and had been waived by the Sponsor for a time after commencement of operations. For an initial period after the commencement of operations, the Sponsor waived the payment by the Fund of certain expenses, which is estimated at $1,200. This election was subject to change by the Sponsor, at its discretion. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, this resulted in a reduction of fees to the fund of approximately $25,000. Fees paid to the Custodian and Administrator were $13,804, while brokerage fees and commissions for the trading of Soybean Futures Contracts totaled $272 for the period.

Net cash used in the Fund’s operating activities during the period was ($444,731.) Proceeds from the sale of Shares of the Fund were $2,500,000, representing two (2) Creation Baskets.

Teucrium Sugar Fund

On June 17, 2011, CANE’s initial registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011, CANE listed its shares on the NYSE Arca under the ticker symbol “CANE.” On the business day prior to that, CANE issued 100,000 shares in exchange for $2,500,000 at CANE’s initial NAV of $25 per share. CANE also commenced investment operations on September 19, 2011 by purchasing sugar commodity futures contracts traded on the Intercontinental Exchange (“ICE”). On December 31, 2011, the Fund had 100,004 shares outstanding and net assets of $2,306,249, representing no net change in shares as compared to the commencement of operations and a 7.8% decrease in net assets. The net asset value per Share for the Sugar Fund on December 31, 2011 was $23.06 as compared to $25.00 on the commencement of operations, representing a 7.8% decrease during the period. On September 19, 2011 at the commencement of operations, the price per share, as reported by the NYSE Arca, was $25.00. On December 31, 2011, the closing price on the NYSE Arca was $22.93, resulting in a decrease of 8.3% over the period.

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”), specifically: (1) the second-to-expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third-to-expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2011, the Fund held a total of 90 ICE sugar futures contracts with a notional value of $2,315,802. These contracts had a liability fair value of $138,198. The weighting of the notional value of the contracts was weighted as follows: (1) 36% to the contracts settling on April 30, 2012, (2) 29% to contracts settling on June 29, 2012 contracts, and (3) 35% to the contracts settling on February 28, 2013.

Total loss for this period was ($173,779) resulting from the net change in realized appreciation on commodity futures contracts totaling ($35,874) and the net change in unrealized depreciation of commodity futures contracts of ($138,198.) Total expenses for the period were $20,072, with $5,481 attributable to payment of the management fee to the Sponsor. The management fee is calculated as a fee of one percent annually of daily average net assets for each fund, and had been waived by the Sponsor for a time after commencement of operations, which is estimated at $1,200. For an initial period after the commencement of operations, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, this resulted in a reduction of fees to the fund of approximately $26,000. Fees paid to the Custodian and Administrator were $13,804, while brokerage fees and commissions for the trading of Sugar Futures Contracts totaled $787 for the period.

Net cash used in the Fund’s operating activities during the period was ($449,097.) Proceeds from the sale of Shares of the Fund were $2,500,000, representing two (2) Creation Baskets.

Teucrium Wheat Fund

On June 17, 2011, WEAT’s initial registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011, WEAT listed its shares on the NYSE Arca under the ticker symbol “WEAT.” On the business day prior to that, WEAT issued 100,000 shares in exchange for $2,500,000 at an initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing wheat commodity futures contracts traded on the CBOT. On December 31, 2011, the Fund had 100,004 shares outstanding and net assets of $2,235,888, representing no net change in shares as compared to the commencement of operations and a 10.6% decrease in net assets. The net asset value per Share for the Wheat Fund on December 31, 2011 was $22.36 as compared to $25.00 on the commencement of operations, representing a 10.6% decrease during the period. On September 19, 2011 at the commencement of operations, the price per share, as reported by the NYSE Arca, was $25.00. On December 31, 2011, the closing price on the NYSE Arca was $22.40, resulting in a decrease of 10.4% over the period.

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically: (1) the second-to-expire CBOT Wheat Futures Contract, weighted 35%, (2) the third-to-expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2011, the Fund held a total of 65 CBOT wheat futures contracts with a notional value of $2,250,188. Of these contracts, 20 had an asset fair value of $71,170 and 45 had a liability fair value of $141,468. The weighting of the notional value of the contracts was weighted as follows: (1) 34% to the contracts settling on May 14, 2012, (2) 31% to contracts settling on July 13, 2012 contracts, and (3) 35% to the contracts settling on December 14, 2012.

Total loss for this period was ($244,878) resulting from the net change in realized appreciation on commodity futures contracts totaling ($174,860) and the net change in unrealized depreciation of commodity futures contracts of ($70,298.) Total expenses for the period were $19,334, with $4,998 attributable to payment of the management fee to the Sponsor. The management fee is calculated as a fee of one percent annually of daily average net assets for each fund, and had been waived by the Sponsor for a time after commencement of operations, which is estimated at $1,200. For an initial period after the commencement of operations, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, this resulted in a reduction of fees to the fund of approximately $25,000. Fees paid to the Custodian and Administrator were $13,804, while brokerage fees and commissions for the trading of Wheat Futures Contracts totaled $532 for the period.

Net cash used in the Fund’s operating activities during the period was ($478,076.) Proceeds from the sale of Shares of the Fund were $2,500,000, representing two (2) Creation Baskets.

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

During the period from January 1, 2011 through December 31, 2011, (for NAGS, CRUD, SOYB, CANE and WEAT for those days during this period after which those Funds had commenced operations) the average daily change in the NAV of the Funds was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

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

SOYB

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor's Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor's Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor's Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

*A unit that is equal to 1/100th of 1% and is used to denote the change in a financial instrument.

NEITHER THE PAST PERFORMANCE OF A FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE

Off Balance Sheet Financing

As of December 31, 2011, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

Liquidity and Capital Resources

The Funds do not anticipate making use of borrowings or other lines of credit to meet their obligations.   The Funds meet their liquidity needs in the normal course of business from the proceeds of the sale of their investments or from the cash, cash equivalents and/or the Treasuries Securities that they intend to hold.   The Funds’ liquidity need include: redeeming their shares, providing margin deposits for existing Futures Contracts or the purchase of additional Futures Contracts, posting collateral for over-the-counter Commodity Interests, and paying expenses.

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and their investments in Treasuries Securities.   Generally, all of the net assets of the Funds are allocated to trading in Commodity Interests.  Most of the assets of the Operating Funds are held in Treasury Securities, cash and/or cash equivalents that could or are used as margin or collateral for trading in Commodity Interests.  The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Commodity Interests change.  Interest earned on interest-bearing assets of a Fund are paid to that Fund.

The investments of a Fund’s in Commodity Interests are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, U.S. futures exchanges limit the fluctuations in the prices of certain Futures Contracts during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of such a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit.  Such market conditions could prevent the Fund from promptly liquidating a position in Futures Contracts.

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

See Index to Financial Statements for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2011.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Dale Riker, its Principal Executive Officer, Sal Gilbertie, its President and Chief Investment Officer, and Barbara Riker, its Principal Financial Officer, the management of the Sponsor of the Teucrium Funds (“Management”) assessed the effectiveness of Management’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, Management believes that, as of December 31, 2011, its internal control over financial reporting is effective.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% a Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Fund’s Shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of a Fund.  For the year ended December 31, 2011, to the best knowledge of the Sponsor, all such filings have been made within these prescribed timeframes.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor.  The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust.  The Trust does not reimburse the Sponsor for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets.  For 2011, the Funds incurred $1,045,578 in management fees to the Sponsor.

Item 12. Security Ownership of Certain Beneficial Owners and Management

a.	Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of December 31, 2011, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Name	Address	Series of the Trust	Amount and Nature of Beneficial Ownership	Percent of Class
IMC-Chicago LLC	Chicago, IL 60606	SOYB	63,755 common units	63.75%
Flow Traders US LLC	New York, NY 10036	SOYB	8,362 common units	11.95%
IMC-Chicago LLC	Chicago, IL 60606	CANE	87,971 common units	8.79%
IMC-Chicago LLC	Chicago, IL 60606	WEAT	59,558 common units	59.55%
Jane Street Options	New York, NY 10004	CRUD	5,100 common units	6.79%
IMC-Chicago LLC	Chicago, IL 60606	NAGS	43,098 common units	28.73%

b.	Security Ownership of Management. (as of December 31, 2011)

Name and Position	Series of the Trust	Number Common Units	Nature of Beneficial Ownership
Sal Gilbertie, President	CORN	401	Direct
Sal Gilbertie, President	NAGS	4,500	Direct
Sal Gilbertie, President	SOYB	100	Direct
Sal Gilbertie, President	CRUD	1,000	Direct
Dale Riker, CEO	NAGS	750	Indirect
Dale Riker, CEO	CRUD	250	Indirect
Carl Miller, Member	NAGS	200	Direct

c.	Change in Control. Neither the Sponsor not the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Directors and Executive Officers

Not applicable.

Item 13. Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

Fees paid by the Trust for services performed by Rothstein Kass for the years ended December 31, 2010 and December 31, 2011 were:

	Years Ended
	December 31, 2011	December 31, 2010
Audit fees	$336,750	$126,760
Audit-related fees	-	-
Tax fees	-	-
Other fees	-	-
Total	$336,750	$126,760

PART IV

Item 15. Exhibits and Financial Statements Schedules

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument establishing the Fund. (3)

10.1	Form of Authorized Purchaser Agreement. (6)

10.2	Distribution Services Agreement. (1)

10.3	Amended and Restated Distribution Services Agreement. (4)

10.4	Amendment to Amended and Restated Distribution Services Agreement. (4)

10.5	Second Amendment to Amended and Restated Distribution Services Agreement. (4)

10.6	Global Custody Agreement. (5)

10.7	Services Agreement. (5)

10.8	Transfer Agency and Service Agreement. (5)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (7)
31.2	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (7)

31.3	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (7)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)
32.2	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.3	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as like-numbered exhibit to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on October 31, 2011 and incorporated by reference herein.

(5)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 3 to Registration Statement No. 333-162033, filed on March 29, 2010 and incorporated by reference herein.

(6)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-173691, filed on December 5, 2011.

(7)	Filed herewith.

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

Date: March 29, 2012

TEUCRIUM COMMODITY TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011

Index to Financial Statements

Documents	Page
TEUCRIUM COMMODITY TRUST

Report of Independent Registered Public Accounting Firm	F-4

Statements of Assets and Liabilities at December 31, 2011 and 2010	F-5

Schedule of Investments at December 31, 2011 and 2010	F-6

Statements of Operations for the year ended December 31, 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010	F-8

Statements of Changes in Net Assets for the year ended December 31, 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010	F-9

Statements of Cash Flows for the year ended December 31, 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010	F-10

Notes to Financial Statements	F-11

TEUCRIUM CORN FUND

Report of Independent Registered Public Accounting Firm	F-18

Statements of Assets and Liabilities at December 31, 2011 and 2010	F-19

Schedule of Investments at December 31, 2011 and 2010	F-20

Statements of Operations for the year ended December 31, 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010	F-22

Statements of Changes in Net Assets for the year ended December 31, 2011and from the commencement of operations (June 9, 2010) through December 31, 2010	F-23

Statements of Cash Flows for the year ended December 31, 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010	F-24

Notes to Financial Statements	F-25

Statement of Changes in Net Assets from the commencement of operations (September 19, 2011) through December 31, 2011	F-76

Statement of Cash Flows from the commencement of operations (September 19, 2011) through December 31, 2011	F-77

Notes to Financial Statements	F-78

TEUCRIUM WHEAT FUND

Report of Independent Registered Public Accounting Firm	F-85

Statements of Assets and Liabilities at December 31, 2011 and December 31, 2010	F-86

Schedule of Investments at December 31, 2011	F-87

Statement of Operations from the commencement of operations (September 19, 2011) through December 31, 2011	F-88

F-2

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Commodity Trust

We have audited the accompanying statements of assets and liabilities of Teucrium Commodity Trust (the “Trust”) as of December 31, 2011 and 2010, including the schedules of investments as of December 31, 2011 and 2010, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2011 and for the period from June 9, 2010 (commencement of operations) through December 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Commodity Trust as of December 31, 2011 and 2010, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2011 and for the period from June 9, 2010 (commencement of operations) through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein Kass

Walnut Creek, California

March 26, 2012

TEUCRIUM COMMODITY TRUST

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2011	December 31, 2010

Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$80,567,901	$39,311,038
Commodity futures contracts	2,125,714	5,178,219
Collateral, due from broker	8,747,339	-
Interest receivable	2,609	5,246
Other assets	404,199	12,526
Total assets	91,847,762	44,507,029

Liabilities

Payable for shares redeemed	4,147,011	-
Commodity futures contracts	3,758,460	-
Collateral, due to broker	-	1,496,045
Management fee payable to Sponsor	74,629	34,328
Other liabilities	44,094	12,217
Total liabilities	8,024,194	1,542,590

Net assets	$83,823,568	$42,964,439

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

December 31, 2011

	Fair	Percentage of	Principal
Description: Assets	Value	Net Assets	Amount
Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.010%, due January 19, 2012	$9,999,950	11.93%	$10,000,000
U.S. Treasury bills, 0.000%, due February 16, 2012	9,999,880	11.93	10,000,000
Total U.S. Treasury obligations	19,999,830	23.86

Money market funds
Dreyfus Cash Management Plus	60,567,971	72.26

Total cash equivalents	$80,567,801	96.12%

			Notional Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (648 contracts, settlement date July 13, 2012)	$1,928,408	2.30%	$21,424,500

United States WTI crude oil futures contracts
WTI crude oil futures (14 contracts, settlement date November 16, 2012)	15,839	0.02	1,373,540
WTI crude oil futures (16 contracts, settlement date November 20, 2013)	100,303	0.12	1,516,160

United States soybean futures contracts
CBOT Soybean futures (11 contracts, settlement date May 14, 2012)	9,994	0.01	669,625

United States wheat futures contracts
CBOT Wheat futures (20 contracts, settlement date July 13, 2012)	71,170	0.08	686,250
Total commodity futures contracts	$2,125,714	2.53%	$25,670,075

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (763 contracts, settlement date May 14, 2012)	$2,478,427	2.96%	$24,978,713
CBOT corn futures (849 contracts, settlement date December 14, 2012)	233,096	0.28	24,886,312

United States natural gas futures contracts
NYMEX natural gas futures (11 contracts, settlement date February 27, 2012)	217,844	0.26	331,760
NYMEX natural gas futures (11 contracts, settlement date March 28, 2012)	161,614	0.19	338,690
NYMEX natural gas futures (11 contracts, settlement date September 26, 2012)	120,352	0.14	365,420
NYMEX natural gas futures (10 contracts, settlement date October 29, 2012)	102,630	0.12	347,900

United States WTI crude oil futures contracts
WTI crude oil futures (16 contracts, settlement date May 22, 2012)	168	0.00	1,591,680

United States soybean futures contracts
CBOT soybean futures (12 contracts, settlement date March 14, 2012)	81,898	0.10	724,650
CBOT soybean futures (13 contracts, settlement date November 14, 2012)	82,765	0.10	782,763

United States sugar futures contracts
ICE sugar futures (32 contracts, settlement date April 30, 2012)	82,593	0.10	822,528
ICE sugar futures (27 contracts, settlement date June 29, 2012)	37,908	0.05	682,215
ICE sugar futures (31 contracts, settlement date February 28, 2013)	17,697	0.02	811,059

United States wheat futures contracts
CBOT wheat futures (23 contracts, settlement date May 14, 2012)	66,580	0.08	771,938
CBOT wheat futures (22 contracts, settlement date December 14, 2012)	74,888	0.09	792,000
Total commodity futures contracts	$3,758,460	4.49%	$58,227,628

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

December 31, 2010

	Fair	Percentage of
Description	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$39,310,538	91.50%
			Notional
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

TEUCRIUM COMMODITY TRUST

STATEMENTS OF OPERATIONS

		From the commencement
	Year Ended	of operations (June 9, 2010)
	December 31, 2011	through December 31, 2010
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Net realized gain on commodity futures contracts	$6,883,031	$3,693,752
Net change in unrealized appreciation or depreciation on commodity futures contracts	(6,810,965)	5,178,219
Interest income	64,422	20,670
Total income	136,488	8,892,641

Expenses
Management fees	1,045,578	103,353
Professional fees	322,803	127,050
Distribution and marketing fees	1,216,388	106,877
Custodian fees and expenses	344,965	72,916
Brokerage commissions	74,438	14,763
Other expenses	274,214	31,699
Total expenses	3,278,386	456,658

Net (loss) income	$(3,141,898)	$8,435,983

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CHANGES IN NET ASSETS

		From the commencement
	Year Ended	of operations (June 9, 2010)
	December 31, 2011	through December 31, 2010
Operations
Net (loss) income	$(3,141,898)	$8,435,983

Capital transactions
Issuance of shares	111,123,203	39,891,098
Redemption of shares	(67,122,176)	(5,363,242)
Cash proceeds for future series	-	500
Total capital transactions	44,001,027	34,528,356
Net change in net assets	40,859,129	42,964,339

Net assets, beginning of period	42,964,439	100

Net assets, end of period	$83,823,568	$42,964,439

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CASH FLOWS

		From the commencement
	Year Ended	of operations (June 9, 2010)
	December 31, 2011	through December 31, 2010
Cash flows from operating activities:
Net (loss) income	$(3,141,898)	$8,435,983
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	6,810,965	(5,178,219)
Changes in operating assets and liabilities:
Collateral, due from broker	(8,747,339)	-
Interest receivable	2,637	(5,246)
Other assets	(391,673)	(12,526)
Collateral, due to broker	(1,496,045)	1,496,045
Management fee payable to Sponsor	40,301	34,328
Other liabilities	31,877	12,217
Net cash (used in) provided by operating activities	(6,891,175)	4,782,582

Cash flows from financing activities:
Proceeds from sale of shares	111,123,203	39,891,098
Redemption of shares, net of payable for shares redeemed	(62,975,165)	(5,363,242)
Proceeds from sale of shares of future Trust series	-	500
Net cash provided by financing activities	48,148,038	34,528,356

Net change in cash and cash equivalents	41,256,863	39,310,938
Cash and cash equivalents, beginning of period	39,311,038	100
Cash and cash equivalents, end of period	$80,567,901	$39,311,038

 The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”) is a Delaware statutory trust organized on September 11, 2009, and is a series trust. The Teucrium Corn Fund (“CORN”) was the first commodity pool that is a series of the Trust, and as of June 9, 2010, shares of CORN could be purchased and sold on the New York Stock Exchange (“NYSE”) Arca.  In 2010, registration statements were also filed to register units of the Teucrium WTI Crude Oil Fund (“CRUD”), Teucrium Natural Gas Fund (“NAGS”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), and Teucrium Wheat Fund (“WEAT”), which would represent additional future series of the Trust. On April 22, 2011, an initial registration statement to register units was filed with the Securities and Exchange Commission (“SEC”) for the Teucrium Agricultural Fund (“TAGS”). This would represent an additional series of the Trust. All these series of the Trust, for which registration statements had been filed and/or approved as of December 31, 2011, are collectively referred to as the “Funds” and singularly as the “Fund.” The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund.  The Trust and the Funds operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

On October 22, 2010, the Forms S-1 for NAGS and CRUD were declared effective by the SEC. On January 31, 2011, four Creation Baskets for NAGS were issued representing 200,000 shares and $5,000,000. NAGS began trading on the NYSE Arca on February 1, 2011. On February 22, 2011, four Creation Baskets for CRUD were issued representing 100,000 shares and $5,000,000.  CRUD began trading on the NYSE Arca on February 23, 2011. Amended registration statements for CANE, SOYB and WEAT were filed with the SEC on March 9, 2011, and, on June 17, 2011, the Forms S-1 for CANE, SOYB and WEAT were declared effective by the SEC. On September 16, 2011, two initial Creation Baskets for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT were issued.  On September 19, 2011, CANE, SOYB and WEAT started trading on the NYSE Arca. The Teucrium Corn Fund, the Teucrium Natural Gas Fund, the Teucrium WTI Crude Oil Fund, the Teucrium Sugar Fund, the Teucrium Soybean Fund and the Teucrium Wheat Fund are collectively referred to herein as the “Operating Funds” and singularly referred to as an “Operating Fund.”  On December 5, 2011, the first pre-effective amendment for TAGS was filed with the SEC. On December 20, 2011, the New York Stock Exchange (“NYSE”) filed with the SEC for listing authority approval of TAGS.  As of December 31, 2011, the Form S-1 for TAGS has not yet been declared effective by the SEC and listing authority had not yet been granted.

The specific investment objective of each Fund and information regarding the organization and operation of each Fund are included in each Fund’s financial statements and accompanying notes, as well as in other sections of this Form 10-K filing. In general, the investment objective of each Fund is to have the daily changes in percentage terms of its Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity specified for that Fund.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, NAGS, CRUD, CANE, SOYB, WEAT and TAGS. For the period ended December 31, 2010, the operations of the Trust consist entirely of the operations of CORN, which commenced operations on June 9, 2010. For the year ended December 31, 2011, the operations of the Trust contain the results of CORN, NAGS, CRUD, SOYB, CANE, and WEAT for the months during which each Fund was trading. TAGS had not yet commenced operations as of December 31, 2011.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Funds earn interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Funds earn interest on funds held at the custodian at prevailing market rates for such investments.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Funds are subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets.   Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of December 31, 2011 or December 31, 2010.  However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the year ended December 31, 2011 and the period ended December 31, 2010.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Trust had a balance of $60,567,971 and $39,310,538 in money market funds at December 31, 2011 and 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  The Trust also had investments in United States Treasury Bills with a maturity of three months or less with a fair value of $19,999,830 and $0 on December 31, 2011 and 2010, respectively.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. For the performance of this service, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Funds pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses for the Funds are calculated on prior day’s net assets.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value - Definition and Hierarchy

In accordance with U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Trust uses various valuation approaches.  In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust.  Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Trust’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Trust uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy. For instance, when Corn Futures Contracts on the Chicago Board of Trade (“CBOT”) are not actively trading due to a “limit-up” or ‘limit-down” condition, meaning that the change in the Corn Futures Contracts has exceeded the limits established, the Trust and the Fund will revert to alternative verifiable sources of valuation of its assets.  When such a situation exists on a quarter close, the Sponsor will calculate the NAV on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

On December 31, 2011, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

The Funds and the Trust record their derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the CBOT or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts), which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 does not have a material impact on financial statement disclosures for the Trust or the Funds.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the material impacts on the financial statement disclosures for the Trust or the Funds.

Note 3 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets and liabilities measured at fair value as of December 31, 2011 and assets as of December 31, 2010:

December 31, 2011

						Balance
						as of
						December 31,
Assets:	Level 1	Level 2		Level 3		2011
Cash equivalents	$80,567,801	$		$		$80,567,801
Commodity futures contracts
Corn futures contracts	1,928,408					1,928,408
WTI crude oil futures contracts	116,142					116,142
Soybean futures contracts	9,994					9,994
Wheat futures contracts	71,170					71,170
Total	$82,693,515		$-		$-	$82,693,515

				Balance
				as of
				December 31,
Liabilities:	Level 1	Level 2	Level 3	2011
Commodity futures contracts
Corn futures contracts	$2,711,523	$-	$-	$2,711,523
Natural gas futures contracts	602,440	-	-	602,440
WTI crude oil futures contracts	168	-	-	168
Soybean futures contracts	164,663	-	-	164,663
Sugar futures contracts	138,198	-	-	138,198
Wheat futures contracts	141,468	-	-	141,468
Total commodity futures contracts	$3,758,460	$-	$-	$3,758,460

December 31, 2010

				Balance
				as of
				December 31,
Assets:	Level 1	Level 2	Level 3	2010
Cash equivalents	$39,310,538	$-	$-	$39,310,538
Corn futures contracts	5,178,219	-	-	5,178,219
Total	$44,488,757	$-	$-	$44,488,757

Transfers into and out of each level of the fair value hierarchy for the corn futures contracts valued using alternative verifiable sources due to a “limit-down” condition for the period January 1, 2011 through December 31, 2011 were as follows:

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

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the year ended December 31, 2011, the Operating Funds invested in commodity futures contracts and Chicago Mercantile Exchange Calendar Swaps. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire.  Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.  As of December 31, 2011, the Operating Funds had investments only in commodity futures contracts specifically related to each Fund.

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

The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.  A customer’s cash and other equity deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to each Fund’s pro rata share of segregated customer funds available.  It is possible that the recovery amount could be less than the total of cash and other equity deposited.

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December 31, 2011 and December 31, 2010.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the year ended December 31, 2011 and from the commencement of operations through December 31, 2010.

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Corn futures contracts	$1,928,408	$(2,711,523)	$(783,115)
Natural gas futures contracts	-	(602,440)	(602,440)
WTI crude oil futures contracts	116,142	(168)	115,974
Soybean futures contracts	9,994	(164,663)	(154,669)
Sugar futures contracts	-	(138,198)	(138,198)
Wheat futures contracts	71,170	(141,468)	(70,298)
Total commodity futures contracts	$2,125,714	$(3,758,460)	$(1,632,746)

At December 31, 2010, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Corn futures contracts	$5,178,219	$-	$5,178,219

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Trust:

For the year ended December 31, 2011

	Realized gain (loss) on	Net change in unrealized gain (loss)
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Corn futures contracts	$7,937,425	$(5,961,334)
Natural gas futures contracts	(541,020)	(602,440)
WTI crude oil futures contracts	(162,359)	115,974
Soybean futures contracts	(140,281)	(154,669)
Sugar futures contracts	(35,874)	(138,198)
Wheat futures contracts	(174,860)	(70,298)
Total commodity futures contracts	$6,883,031	$(6,810,965)

From the commencement of operations (June 9, 2010) through December 31, 2010

	Realized gain on	Net change in unrealized gain
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Corn futures contracts	$3,693,752	$5,178,219

Volume of Derivative Activities

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Corn futures contracts	$71,289,525	2,260
Natural gas futures contracts	1,383,770	43
Crude oil futures contracts	4,481,380	46
Soybean futures contracts	2,177,038	36
Sugar futures contracts	2,315,802	90
Wheat futures contracts	2,250,188	65
Total commodity futures contracts	$83,897,703	2,540

At December 31, 2010, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Corn futures contracts	$42,979,000	1,411

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

Note 6 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period January 1, 2012 through March 26, 2012, the following subsequent events transpired for each of the series of the Trust:

CORN: For the period January 1, 2012 through March 21, 2012, the size of the Creation and Redemption Baskets for the Fund was reduced from 100,000 shares to 50,000 shares effective February 1, 2012, and then from 50,000 shares to 25,000 shares effective March 5, 2012. For the period January 1, 2012 through March 21, 2012 there was a net redemption of 125,000 shares of the Fund. On February 1, 2012 a Supplement to the Prospectus for the Fund dated May 1, 2011 was filed with the SEC pursuant to Rule 424(b) (3).

NAGS: For the period January 1, 2012 through March 21, 2012, there was one (1) net Creation Basket for the Fund resulting in a 50,000 shares increase in shares outstanding. On February 1, 2012, a Supplement to the Prospectus for the Fund dated May 1, 2011 was filed with the SEC pursuant to Rule 424(b) (3).

CRUD: For the period January 1, 2012 through March 21, 2012, there was one (1) net Redemption Basket for the Fund resulting in a 25,000 share reduction in shares outstanding. On February 1, 2012 a Supplement to the Prospectus for the Fund dated May 1, 2011 was filed with the SEC pursuant to Rule 424(b) (3).

SOYB, CANE and WEAT: On February 1, 2012 a Supplement to the Prospectus for these Funds dated June 17, 2011 was filed with the SEC pursuant to Rule 424(b) (3). On March 5, 2012, the size of the Creation and Redemption Baskets for these Funds was reduced from 50,000 shares to 25,000 shares.

TAGS: On February 10, 2012, the SEC declared effective the Form S-1 for the Fund. On February 24, 2012, the SEC granted listing authority to the Fund. The Sponsor expects that TAGS will commence operations prior to March 30, 2012.

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Corn Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Corn Fund (the “Fund”) as of December 31, 2011 and 2010, including the schedules of investments as of December 31, 2011 and 2010, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2011 and for the period from June 9, 2010 (commencement of operations) through December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Corn Fund as of December 31, 2011 and 2010, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2011 and the period from June 9, 2010 (commencement of operations) through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein Kass

Walnut Creek, California

March 26, 2012

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2011	December 31, 2010

Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$69,022,336	$39,310,538
Commodity futures contracts	1,928,408	5,178,219
Collateral, due from broker	6,910,552	-
Interest receivable	2,086	5,246
Other assets	342,859	12,526
Total assets	78,206,241	44,506,529

Liabilities

Payable for shares redeemed	4,147,011	-
Commodity futures contracts	2,711,523	-
Collateral, due to broker	-	1,496,045
Management fee payable to Sponsor	64,423	34,328
Other liabilities	14,763	12,217
Total liabilities	6,937,720	1,542,590

Net assets	$71,268,521	$42,963,939

Shares outstanding	1,700,004	1,100,004

Net asset value per share	$41.92	$39.06

Market value per share (closing price)	$41.98	$39.01

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

	Fair	Percentage of	Principal
Description: Assets	Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.010%, due January 19, 2012	$9,999,950	14.03%	$10,000,000
U.S. Treasury bills, 0.000%, due February 16, 2012	9,999,880	14.03	10,000,000
Total U.S. Treasury obligations	19,999,830	28.06

Money market funds
Dreyfus Cash Management Plus	49,022,506	68.79

Total cash equivalents	$69,022,336	96.85%

			Notional Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (648 contracts, settlement date July 13, 2012)	$1,928,408	2.71%	$21,424,500

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (763 contracts, settlement date May 14, 2012)	$2,478,427	3.48%	$24,978,713
CBOT corn futures (849 contracts, settlement date December 14, 2012)	233,096	0.33	24,886,312
	$2,711,523	3.81%	$49,865,025

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2010

	Fair	Percentage of
Description	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$39,310,538	91.50%
			Notional Value
Commodity futures contracts
United States Corn Futures Contracts
CBOT Corn Futures (472 contracts, settlement date May 13, 2011)	$2,215,475	5.15%	$15,021,400
CBOT Corn Futures (403 contracts, settlement date July 14, 2011)	824,538	1.92	12,896,000
CBOT Corn Futures (536 contracts, settlement date Dec. 14, 2011)	2,138,206	4.98	15,061,600
	$5,178,219	12.05%	$42,979,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

		From the commencement
	Year Ended	of operations (June 9, 2010)
	December 31, 2011	through December 31, 2010
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$7,937,425	$3,693,752
Net change in unrealized appreciation or depreciation on commodity futures contracts	(5,961,334)	5,178,219
Interest income	59,934	20,670
Total income	2,036,025	8,892,641

Expenses
Management fees	983,260	103,353
Professional fees	283,059	127,050
Distribution and marketing fees	846,475	106,877
Custodian fees and expenses	129,195	72,916
Brokerage commissions	71,679	14,763
Other expenses	194,450	31,699
Total expenses	2,508,118	456,658

Net (loss) income	$(472,093)	$8,435,983

Net income per share	$2.86	$14.06
Net (loss) income per weighted average share	$(0.21)	$15.64
Weighted average shares outstanding	2,244,936	539,324

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

		From the commencement
	Year Ended	of operations (June 9, 2010)
	December 31, 2011	through December 31, 2010
Operations
Net (loss) income	$(472,093)	$8,435,983

Capital transactions
Issuance of Shares	92,546,004	39,891,098
Redemption of Shares	(63,769,329)	(5,363,242)
Total capital transactions	28,776,675	34,527,856
Net change in net assets	28,304,582	42,963,839

Net assets, beginning of period	42,963,939	100

Net assets, end of period	$71,268,521	$42,963,939
Net asset value per share
At beginning of period	$39.06	$25.00

At end of period	$41.92	$39.06

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

	Year Ended	From the commencement of operations (June 9, 2010)
	December 31, 2011	through December 31, 2010
Cash flows from operating activities:
Net (loss) income	$(472,093)	$8,435,983
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	5,961,334	(5,178,219)
Changes in operating assets and liabilities:
Collateral, due from broker	(6,910,552)	-
Interest receivable	3,160	(5,246)
Other assets	(330,333)	(12,526)
Collateral, due to broker	(1,496,045)	1,496,045
Management fee payable to Sponsor	30,095	34,328
Other liabilities	2,546	12,217
Net cash (used in) provided by operating activities	(3,211,888)	4,782,582

Cash flows from financing activities:
Proceeds from sale of Shares	92,546,004	39,891,098
Redemption of Shares, net of payable for shares redeemed	(59,622,318)	(5,363,242)
Net cash provided by financing activities	32,923,686	34,527,856

Net change in cash and cash equivalents	29,711,798	39,310,438
Cash and cash equivalents, beginning of period	39,310,538	100
Cash and cash equivalents, end of period	$69,022,336	$39,310,538

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

 Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements as of December 31, 2011 and 2010 and for the year ended December 31, 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Corn Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Corn Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Corn Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Corn Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Corn Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Corn Fund recording a tax liability that reduces net assets.   Based on its analysis, the Corn Fund has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2011 or December 31, 2010.  However, the Corn Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Corn Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2011 and the period ended December 31, 2010.

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

The Corn Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Corn Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed. From commencement of operations through December 31, 2010, the Sponsor had two redemption and thirteen creation baskets totaling a net addition to the Corn Fund of 1,100,000 shares. For the year ended on December 31, 2011, the Sponsor had fifteen Redemption Baskets and twenty-one Creation Baskets totaling a net addition to the Corn Fund of 600,000 shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Corn Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Corn Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Corn Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Corn Fund had a balance of $49,022,506 and $39,310,538 in money market funds at December 31, 2011 and 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Corn Fund held $19,999,830 and $0 in United States Treasury Bills with a maturity date of three months or less at December 31, 2011 and 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Corn Fund’s NAV is calculated by:

•	Taking the current market value of its total assets,

•	Subtracting any liabilities, and

The administrator, the Bank of New York Mellon, calculates the NAV of the Corn Fund once each trading day.  It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Corn Fund in accordance with the objectives and policies of the Corn Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Corn Fund. For these services, the Corn Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. From the commencement of operations (June 9, 2010) through December 31, 2010, the Corn Fund recorded $103,353 in management fees to the Sponsor. For the year ended December 31, 2011, the Corn Fund recorded $983,260 in management fees to the Sponsor. The Corn Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Corn Fund also pays the fees and expenses associated with the Fund’s tax accounting and reporting requirements. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on prior day’s net assets.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value - Definition and Hierarchy

In accordance with U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

On December 31, 2011, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary.

The Corn Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 does not have a material impact on financial statement disclosures for the Fund.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the material impacts on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Corn Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Corn Fund’s significant accounting policies in Note 2.  The following table presents information about the Corn Fund’s assets and liabilities measured at fair value as of December 31, 2011 and assets as of December 31, 2010:

				Balance
				as of
				December 31,
Assets:	Level 1	Level 2	Level 3	2011
Cash equivalents	$69,022,336	$-	$-	$69,022,336
Commodity futures contracts	1,928,408	-	-	1,928,408
Total	$70,950,744	$-	$-	$70,950,744

				Balance
				as of
				December 31,
Liabilities:	Level 1	Level 2	Level 3	2011
Commodity futures contracts	$2,711,523	$-	$-	$2,711,523

				Balance
				as of
				December 31,
Assets:	Level 1	Level 2	Level 3	2010
Cash equivalents	$39,310,538	$-	$-	$39,310,538
Commodity futures contracts	5,178,219	-	-	5,178,219
Total	$44,488,757	$-	$-	$44,488,757

Transfers into and out of each level of the fair value hierarchy for the corn futures contracts valued using alternative verifiable sources due to a "limit-down" condition for the period January 1, 2011 through December 31, 2011 were as follows:

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

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Corn Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Corn Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Corn Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  In the third quarter of 2011, the Corn Fund invested in CBOT Corn Futures Contracts and Chicago Mercantile Exchange Calendar Swaps. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.  As of December 31, 2011, the Fund had investments only in commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December 31, 2011 and December 31, 2010.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended December 31, 2011 and from the commencement of operations through December 31, 2010.

The fair value of derivative instruments was as follows:

At December 31, 2011

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Commodity futures contracts	$1,928,408	$(2,711,523)	$(783,115)

At December 31, 2010

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Commodity futures contracts	$5,178,219	$-	$5,178,219

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Corn Fund:

 For the year ended December 31, 2011

	Realized gain on	Net change in unrealized loss
Primary Underlying Risk	derivative instruments	on derivative instruments
Commodity Price
Commodity futures contracts	$7,937,425	$(5,961,334)

From the commencement of operations (June 9, 2010) through December 31, 2010

	Realized gain on	Net change in unrealized loss
Primary Underlying Risk	derivative instruments	on derivative instruments
Commodity Price
Commodity futures contracts	$3,693,752	$5,178,219

Volume of Derivative Activities

The notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

At December 31, 2011

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$71,289,525	2,260

 At December 31, 2010

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$42,979,000	1,411

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the period January 1, 2011 through December 31, 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the year ended December 31, 2011
Net asset value at beginning of year	$39.06
Income from investment operations:
Investment income	0.03
Net realized and unrealized gain on commodity futures contracts	3.95
Total expenses	(1.12)
Net increase in net asset value	2.86
Net asset value end of year	$41.92
Total Return	7.32%
Ratios to Average Net Assets
Total expense	2.55%
Net investment loss	(2.49)%

Per Share Operation Performance from the commencement of operations (June 9, 2010) through December 31, 2010
Net asset value at beginning of period	$25.00
Income from investment operations:
Investment income	0.04
Net realized and unrealized gain on commodity futures contracts	14.84
Total expenses	(0.82)
Net increase in net asset value	14.06
Net asset value end of period	$39.06
Total Return	56.24%
Ratios to Average Net Assets (Annualized)
Total expense	3.50%
Net investment loss	(3.30)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Corn Fund.  The ratios from the commencement of operations (June 9, 2011) through December 31, 2010, excluding non-recurring expenses, have been annualized.

The Financial Highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period under report. The asset-based per share data in the Financial Highlights are calculated using the prior day’s net assets consistent with the methodology used to calculate asset-based fees and expenses.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Corn Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Corn Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period January 1, 2012 through March 26, 2012, the size of the Creation and Redemption Baskets for the Fund was reduced from 100,000 shares to 50,000 shares effective February 1, 2012, and then from 50,000 shares to 25,000 shares effective March 5, 2012. For the period January 1, 2012 through March 21, 2012 there was a net redemption of 125,000 shares of the Fund. On February 1, 2012 a Supplement to the Prospectus for the Fund dated May 1, 2011 was filed with the SEC pursuant to Rule 424(b) (3).

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Natural Gas Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Natural Gas Fund (the “Fund”) as of December 31, 2011 and 2010, including the schedule of investments as of December 31, 2011, and the related statements of operations, changes in net assets and cash flows for the period from February 1, 2011 (commencement of operations) through December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Natural Gas Fund as of December 31, 2011 and 2010, and the results of its operations, changes in its net assets and its cash flows for the period from February 1, 2011 (commencement of operations) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein Kass

Walnut Creek, California

March 26, 2012

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2011	December 31, 2010

Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$1,277,159	$100
Collateral, due from broker	700,573	-
Interest receivable	57	-
Other assets	12,808	-
Total assets	1,990,597	100

Liabilities

Commodity futures contracts	602,440	-
Other liabilities	6,790	-
Total liabilities	609,230	-

Net assets	$1,381,367	$100

Shares outstanding	100,004	4

Net asset value per share	$13.81	$25.00

Market value per share (closing price)	$13.88	$-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

	Fair	Percentage of
Description: Assets	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$1,277,159	92.46%

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (11 contracts, settlement date February 27, 2012)	$217,844	15.77%	$331,760
NYMEX natural gas futures (11 contracts, settlement date March 28, 2012)	161,614	11.70	338,690
NYMEX natural gas futures (11 contracts, settlement date September 26, 2012)	120,352	8.71	365,420
NYMEX natural gas futures (10 contracts, settlement date October 29, 2012)	102,630	7.43	347,900
	$602,440	43.61%	$1,383,770

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENT OF OPERATIONS

From the commencement
of operations (February 1, 2011)
through December 31, 2011
Income
Realized and unrealized loss on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(541,020)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(602,440)
Interest income	1,369
Total loss	(1,142,091)

Expenses
Management fees	2,782
Professional fees	16,314
Distribution and marketing fees	110,596
Custodian fees and expenses	63,922
Brokerage commissions	532
Other expenses	43,088
Total expenses	237,234

Net loss	$(1,379,325)

Net loss per share	$(11.19)
Net loss per weighted average share	$(12.74)
Weighted average shares outstanding	108,238

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENT OF CHANGES IN NET ASSETS

From the commencement
of operations (February 1, 2011)
through December 31, 2011
Operations
Net loss	$(1,379,325)

Capital transactions
Issuance of Shares	5,000,000
Redemption of Shares	(2,239,408)
Total capital transactions	2,760,592
Net change in net assets	1,381,267

Net assets, beginning of period	100

Net assets, end of period	$1,381,367
Net asset value per share At beginning of period	$25.00

At end of period	$13.81

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENT OF CASH FLOWS

From the commencement
of operations (February 1, 2011)
through December 31, 2011
Cash flows from operating activities:
Net loss	$(1,379,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	602,440
Changes in operating assets and liabilities:
Collateral, due from broker	(700,573)
Interest receivable	(57)
Other assets	(12,808)
Other liabilities	6,790
Net cash used in operating activities	(1,483,533)

Cash flows from financing activities:
Proceeds from sale of Shares	5,000,000
Redemption of Shares	(2,239,408)
Net cash provided by financing activities	2,760,592

Net change in cash and cash equivalents	1,277,059
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$1,277,159

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

On October 22, 2010, NAGS’ initial registration of 40,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On February 1, 2011, NAGS listed its shares on the NYSE Arca under the ticker symbol “NAGS”. On the day prior to that, NAGS issued 200,000 shares in exchange for $5,000,000 at NAGS’ initial NAV of $25 per share. NAGS also commenced investment operations on February 1, 2011 by purchasing commodity futures contracts traded on the NYMEX. On December 31, 2010, NAGS had four shares outstanding, which were owned by the Sponsor.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements as of December 31, 2011 and 2010 and for the period from the commencement of operations (February 1, 2011) through December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2011 or December 31, 2010.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended December 31, 2011.

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

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period from the commencement of operations (February 1, 2011) through December 31, 2011, the Sponsor had two Redemption and four Creation Baskets totaling a net addition to the Fund of 100,000 shares.  As outlined in Amendment No 2 to Form S-1, 100,000 represents two Redemption Baskets for the Fund and a minimum level of shares.  Therefore, as of March 3, 2011, the Sponsor determined that no further redemptions would be approved until such a time as additional shares were created.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  NAGS had a balance of $1,277,159 and $0 in money market funds on December 31, 2011 and 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets,

•	Subtracting any liabilities, and

The administrator, the Bank of New York Mellon, calculates the NAV of the Fund once each trading day.  It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.  From the commencement of operations (February 1, 2011) through December 31, 2011, the Fund recorded $2,782 in management fees to the Sponsor. The Sponsor has waived, for a period to be instituted again at the Sponsor’s discretion, the management fee for this Fund. This action by the Sponsor resulted in an approximate $18,000 reduction in expenses to the Fund from commencement of operations (February 1, 2011) through December 31, 2011. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.  On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action by the Sponsor resulted in an approximate $24,000 reduction in expenses to the Fund from commencement of operations (February 1, 2011) through December 31, 2011. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on prior day’s net assets.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value - Definition and Hierarchy

In accordance with U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Fund uses various valuation approaches.  In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy. When such a situation exists on a quarter close, the Sponsor will calculate the NAV on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 does not have a material impact on financial statement disclosures for the Fund.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the material impacts on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2011:

				Balance
				as of
Assets:				December 31,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$1,277,159	$-	$-	$1,277,159

				Balance
				as of
Liabilities:				December 31,
	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$602,440	$-	$-	$602,440

During the period ended December 31, 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended December 31, 2011, the Fund had invested only in natural gas commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended December 31, 2011.

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Commodity futures contracts	$-	$(602,440)	$(602,440)

The following is a summary of realized and unrealized losses of the derivative instruments utilized by the Fund:

From the commencement of operations (February 1, 2011) through December 31, 2011

	Realized loss on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$(541,020)	$(602,440)

Volume of Derivative Activities

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$1,383,770	43

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data from the commencement of operations (February 1, 2011) through December 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(9.01)
Total expenses	(2.19)
Net decrease in net asset value	(11.19)
Net asset value at end of period	$13.81
Total Return	(44.76)%
Ratios to Average Net Assets (Annualized)
Total expense	11.59%
Net investment loss	(11.52)%

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action by the Sponsor resulted in an approximate $24,000 reduction in expenses to the Fund from commencement of operations (February 1, 2011) through December 31, 2011. The Sponsor has waived, for a period to be instituted again at the Sponsor’s discretion, the management fee for this Fund. This action by the Sponsor resulted in an approximate $18,000 reduction in expenses to the Fund from commencement of operations (February 1, 2011) through December 31, 2011.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund.  The ratios, excluding non-recurring expenses, have been annualized.

The Financial Highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period under report. The asset-based per share data in the Financial Highlights are calculated using the prior day’s net assets consistent with the methodology used to calculate asset-based fees and expenses.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period January 1, 2012 through March 26, 2012, there was one (1) net Creation Basket for the Fund resulting in a 50,000 shares increase in shares outstanding. On February 1, 2012, a Supplement to the Prospectus for the Fund dated May 1, 2011 was filed with the SEC pursuant to Rule 424(b) (3).

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium WTI Crude Oil Fund

We have audited the accompanying statements of assets and liabilities of Teucrium WTI Crude Oil Fund (the “Fund”) as of December 31, 2011 and 2010, including the schedule of investments as of December 31, 2011, and the related statements of operations, changes in net assets and cash flows for the period from February 23, 2011 (commencement of operations) through December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium WTI Crude Oil Fund as of December 31, 2011 and 2010, and the results of its operations, changes in its net assets and its cash flows for the period from February 23, 2011 (commencement of operations) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein Kass

Walnut Creek, California

March 26, 2012

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 30, 2011	December 31, 2010

Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$4,139,910	$100
Commodity futures contracts	116,142	-
Collateral, due from broker	157,791	-
Interest receivable	215	-
Other assets	48,532	-
Total assets	4,462,590	100

Liabilities

Commodity futures contracts	168	-
Management fee payable to Sponsor	4,658	-
Other liabilities	12,751	-
Total liabilities	17,577	-

Net assets	$4,445,013	$100

Shares outstanding	100,002	2

Net asset value per share	$44.45	$50.00

Market value per share (closing price)	$44.58	$-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$4,139,910	93.14%

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (14 contracts, settlement date November 16, 2012)	$15,839	0.35%	$1,373,540
WTI crude oil futures (16 contracts, settlement date November 20, 2013)	100,303	2.26	1,516,160
Total commodity futures contracts	$116,142	2.61%	$2,889,700

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (16 contracts, settlement date May 22, 2012)	$168	0.00%	$1,591,680

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENT OF OPERATIONS

From the commencement
of operations (February 23, 2011)
through December 31, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(162,359)
Net change in unrealized appreciation or depreciation on commodity futures contracts	115,974
Interest income	2,260
Total loss	(44,125)

Expenses
Management fees	44,127
Professional fees	23,430
Distribution and marketing fees	259,317
Custodian fees and expenses	110,436
Brokerage commissions	636
Other expenses	36,676
Total expenses	474,622

Net loss	$(518,747)

Net loss per share	$(5.55)
Net loss per weighted average share	$(4.68)
Weighted average shares outstanding	110,739

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENT OF CHANGES IN NET ASSETS

From the commencement
of operations (February 23, 2011)
through December 31, 2011
Operations
Net loss	$(518,747)

Capital transactions
Issuance of Shares	6,077,099
Redemption of Shares	(1,113,439)
Total capital transactions	4,963,660
Net change in net assets	4,444,913

Net assets, beginning of period	100

Net assets, end of period	$4,445,013
Net asset value per share
At beginning of period	$50.00

At end of period	$44.45

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENT OF CASH FLOWS

From the commencement
of operations (February 23, 2011)
through December 31, 2011
Cash flows from operating activities:
Net loss	$(518,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(115,974)
Changes in operating assets and liabilities:
Collateral, due from broker	(157,791)
Interest receivable	(215)
Other assets	(48,532)
Management fee payable to Sponsor	4,658
Other liabilities	12,751
Net cash used in operating activities	(823,850)

Cash flows from financing activities:
Proceeds from sale of Shares	6,077,099
Redemption of Shares	(1,113,439)
Net cash provided by financing activities	4,963,660

Net change in cash and cash equivalents	4,139,810
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$4,139,910

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

On October 22, 2010, CRUD’s initial registration of 15,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On February 23, 2011, CRUD listed its shares on the NYSE Arca under the ticker symbol “CRUD.” On the day prior to that, CRUD issued 100,000 shares in exchange for $5,000,000 at CRUD’s initial NAV of $50 per share. CRUD also commenced investment operations on February 23, 2011 by purchasing commodity futures contracts traded on the NYMEX. On December 31, 2010, CRUD had two shares outstanding, which were owned by the Sponsor.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements as of December 31, 2011 and 2010 and for the period from the commencement of operations (February 23, 2011) through December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2011 or December 31, 2010.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended December 31, 2011.

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

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period from the commencement of operations (February 23, 2011) through December 31, 2011, the Sponsor had five Creation Baskets and one Redemption Basket resulting in a net addition of 100,000 shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  CRUD had a balance of $4,139,910 and $0 in money market funds at December 31, 2011 and 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets,
•	Subtracting any liabilities, and

The administrator, the Bank of New York Mellon, calculates the NAV of the Fund once each trading day.  It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. From the commencement of operations (February 23, 2011) through December 31, 2011, the Fund recorded $44,127 in management fees to the Sponsor. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on prior day’s net assets.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value - Definition and Hierarchy

In accordance with U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Fund uses various valuation approaches.  In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.  When such a situation exists on a quarter close, the Sponsor will calculate the NAV on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 does not have a material impact on financial statement disclosures for the Fund.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the material impacts on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2011:

				Balance
				as of
				December 31,
Assets:	Level 1	Level 2	Level 3	2011
Cash equivalents	$4,139,910	$-	$-	$4,139,910
Commodity futures contracts	116,142	-	-	116,142
Total	$4,256,052	$-	$-	$4,256,052

				Balance
				as of
				December 31,
Liabilities:	Level 1	Level 2	Level 3	2011
Commodity futures contracts	$168	$-	$-	$168

During the period ended December 31, 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended December 31, 2011, the Fund had invested only in crude oil commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended December 31, 2011.

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Commodity futures contracts	$116,142	$(168)	$115,974

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

From the commencement of operations (February 23, 2011) to December 31, 2011

	Realized loss on	Net change in unrealized gain
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$(162,359)	$115,974

Volume of Derivative Activities

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$4,481,380	46

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from the commencement of operations (February 23, 2011) through December 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$50.00
Income (loss) from investment operations:
Investment income	0.02
Net realized and unrealized loss on commodity futures contracts	(1.28)
Total expenses	(4.29)
Net decrease in net asset value	(5.55)
Net asset value at end of period	$44.45
Total Return	(11.10)%
Ratios to Average Net Assets (Annualized)
Total expense	10.76%
Net investment loss	(10.71)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund.  The ratios, excluding non-recurring expenses, have been annualized.

The Financial Highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period under report. The asset-based per share data in the Financial Highlights are calculated using the prior day’s net assets consistent with the methodology used to calculate asset-based fees and expenses.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period January 1, 2012 through March 26, 2012, there was one (1) net Redemption Basket for the Fund resulting in a 25,000 share reduction in shares outstanding. On February 1, 2012 a Supplement to the Prospectus for the Fund dated May 1, 2011 was filed with the SEC pursuant to Rule 424(b) (3).

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Soybean Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Soybean Fund (the “Fund”) as of December 31, 2011 and 2010, including the schedule of investments as of December 31, 2011, and the related statements of operations, changes in net assets and cash flows for the period from September 19, 2011 (commencement of operations) through December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Soybean Fund as of December 31, 2011 and 2010, and the results of its operations, changes in its net assets and its cash flows for the period from September 19, 2011 (commencement of operations) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein Kass

Walnut Creek, California

March 26, 2012

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2011	December 31, 2010

Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,055,369	$100
Commodity futures contracts	9,994
Collateral, due from broker	290,694	-
Interest receivable	84	-
Total assets	2,356,141	100

Liabilities

Commodity futures contracts	164,663	-
Management fee payable to Sponsor	1,782	-
Other liabilities	3,266	-
Total liabilities	169,711	-

Net assets	$2,186,430	$100

Shares outstanding	100,004	4

Net asset value per share	$21.86	$25.00

Market value per share (closing price)	$22.06	$-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,055,369	94.01%

Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (11 contracts, settlement date May 14, 2012)	$9,994	0.46%	$669,625

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (12 contracts, settlement date March 14, 2012)	$81,898	3.75%	$724,650
CBOT Soybean futures (13 contracts, settlement date November 14, 2012)	82,765	3.78	782,763
	$164,663	7.53%	$1,507,413

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENT OF OPERATIONS

From the commencement of operations (September 19, 2011) through December 31, 2011
Income
Realized and unrealized loss on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(140,281)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(154,669)
Interest income	286
Total loss	(294,664)

Expenses
Management fees	4,930
Custodian fees and expenses	13,804
Brokerage commissions	272
Total expenses	19,006

Net loss	$(313,670)

Net loss per share	$(3.14)
Net loss per weighted average share	$(3.14)
Weighted average shares outstanding	100,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENT OF CHANGES IN NET ASSETS

From the commencement
of operations (September 19, 2011)
through December 31, 2011
Operations
Net loss	$(313,670)

Capital transactions
Issuance of Shares	2,500,000
Net change in net assets	2,186,330

Net assets, beginning of period	100

Net assets, end of period	$2,186,430

Net asset value per share at beginning of period	$25.00

At end of period	$21.86

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENT OF CASH FLOWS

From the commencement
of operations (September 19, 2011)
through December 31, 2011
Cash flows from operating activities:
Net loss	$(313,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	154,669
Changes in operating assets and liabilities:
Collateral, due from broker	(290,694)
Interest receivable	(84)
Management fee payable to Sponsor	1,782
Other liabilities	3,266
Net cash used in operating activities	(444,731)

Cash flows from financing activities:
Proceeds from sale of Shares	2,500,000
Cash provided by financing activities	2,500,000

Net change in cash and cash equivalents	2,055,269
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$2,055,369

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

Note 1 – Organization and Operation

Teucrium Soybean Fund (“SOYB” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. SOYB issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. SOYB continuously offers Creation Baskets consisting of 50,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Marketing Agent”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “SOYB,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for soybean interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

On June 17, 2011, SOYB’s initial registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011, SOYB listed its shares on the NYSE Arca under the ticker symbol “SOYB.” On the business day prior to that, SOYB issued 100,000 shares in exchange for $2,500,000 at SOYB’s initial NAV of $25 per share. SOYB also commenced investment operations on September 19, 2011 by purchasing soybean commodity futures contracts traded on the CBOT. On December 31, 2010, SOYB had four shares outstanding, which were owned by the Sponsor.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements as of December 31, 2011 and 2010 and for the period from the commencement of operations (September 19, 2011) through December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2011 or December 31, 2010.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended December 31, 2011.

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

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period from the commencement of operations (September 19, 2011) through December 31, 2011, the Sponsor had two Creation Baskets totaling a net addition to the Fund of 100,000 shares. As outlined in Amendment No 1 to Form S-1, 100,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  SOYB had a balance of $2,055,369 and $0 in money market funds at December 31, 2011 and 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets,
•	Subtracting any liabilities, and

The administrator, the Bank of New York Mellon, calculates the NAV of the Fund once each trading day.  It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, the Fund recorded $4,930 in management fees to the Sponsor, and there was an additional estimated $1,200 that was waived at the discretion of the Sponsor. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, this resulted in a reduction of fees to the fund of approximately $25,000. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on prior day’s net assets.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value - Definition and Hierarchy

In accordance with U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Fund uses various valuation approaches.  In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.  When such a situation exists on a quarter close, the Sponsor will calculate the NAV on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 does not have a material impact on financial statement disclosures for the Fund.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the material impacts on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2011:

				Balance
				as of
				December 31,
Assets:	Level 1	Level 2	Level 3	2011

Cash equivalents	$2,055,369	$-	$-	$2,055,369
Commodity futures contracts	9,994	-	-	9,994
Total	$2,065,363	$-	$-	$2,065,363

				Balance
				as of
				December 31,
Liabilities:	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$164,663	$-	$-	$164,663

During the period ended December 31, 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended December 31, 2011, the Fund had invested only in soybean commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended December 31, 2011.

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Commodity futures contracts	$9,994	$(164,663)	$(154,669)

The following is a summary of realized and unrealized losses of the derivative instruments utilized by the Fund:

From the commencement of operations (September 19, 2011) through December 31, 2011

	Realized loss on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$(140,281)	$(154,669)

Volume of Derivative Activities

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$2,177,038	36

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from the commencement of operations (September 19, 2011) through December 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	-
Total expenses	(2.95)
Net realized and unrealized loss on commodity futures contracts	(0.19)
Net decrease in net asset value	(3.14)
Net asset value at end of period	$21.86
Total Return	(12.56)%
Ratios to Average Net Assets (Annualized)
Total expense	3.05%
Net investment loss	(3.00)%

For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, this resulted in a reduction of fees to the Fund of approximately $25,000. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, the Fund recorded $4,930 in management fees to the Sponsor, and there was an additional estimated $1,200 that was waived at the discretion of the Sponsor.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund.  The ratios, excluding non-recurring expenses, have been annualized.

The Financial Highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period under report. The asset-based per share data in the Financial Highlights are calculated using the prior day’s net assets consistent with the methodology used to calculate asset-based fees and expenses.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC and are included below for the period January 1, 2012 through March 26, 2012.

On February 1, 2012 a Supplement to the Prospectus for the Fund dated June 17, 2011 was filed with the SEC pursuant to Rule 424(b) (3). On March 5, 2012, the size of the Creation and Redemption Baskets for the Fund was reduced from 50,000 shares to 25,000 shares.

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Sugar Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Sugar Fund (the “Fund”) as of December 31, 2011 and 2010, including the schedule of investments as of December 31, 2011, and the related statements of operations, changes in net assets and cash flows for the period from September 19, 2011 (commencement of operations) through December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Sugar Fund as of December 31, 2011 and 2010, and the results of its operations, changes in its net assets and its cash flows for the period from September 19, 2011 (commencement of operations) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein Kass

Walnut Creek, California

March 26, 2012

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2011	December 31, 2010

Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,051,003	$100
Collateral, due from broker	398,593	-
Interest receivable	86	-
Total assets	2,449,682	100

Liabilities

Commodity futures contracts	138,198	-
Management fee payable to Sponsor	1,973	-
Other liabilities	3,262	-
Total liabilities	143,433

Net assets	$2,306,249	$100

Shares outstanding	100,004	4

Net asset value per share	$23.06	$25.00

Market value per share (closing price)	$22.93	$-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

	Fair	Percentage of
Description: Assets	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,051,003	88.93%

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures (32 contracts, settlement date April 30, 2012)	$82,593	3.58%	$822,528
ICE sugar futures (27 contracts, settlement date June 29, 2012)	37,908	1.64	682,215
ICE sugar futures (31 contracts, settlement date February 28, 2013)	17,697	0.77	811,059
	$138,198	5.99%	$2,315,802

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENT OF OPERATIONS

From the commencement of operations (September 19, 2011) through December 31, 2011
Income
Realized and unrealized loss on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(35,874)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(138,198)
Interest income	293
Total loss	(173,779)

Expenses
Management fees	5,481
Custodian fees and expenses	13,804
Brokerage commissions	787
Total expenses	20,072

Net loss	$(193,851)

Net loss per share	$(1.94)
Net loss per weighted average share	$(1.94)
Weighted average shares outstanding	100,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENT OF CHANGES IN NET ASSETS

From the commencement
of operations (September 19, 2011)
through December 31, 2011
Operations
Net loss	$(193,851)

Capital transactions
Issuance of Shares	2,500,000
Net change in net assets	2,306,149

Net assets, beginning of period	100

Net assets, end of period	$2,306,249
Net asset value per share at beginning of period	$25.00

At end of period	$23.06

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENT OF CASH FLOWS

From the commencement
of operations (September 19, 2011)
through December 31, 2011
Cash flows from operating activities:
Net loss	$(193,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	138,198
Changes in operating assets and liabilities:
Collateral, due from broker	(398,593)
Interest receivable	(86)
Management fee payable to Sponsor	1,973
Other liabilities	3,262
Net cash used in operating activities	(449,097)

Cash flows from financing activities:
Proceeds from sale of Shares	2,500,000
Cash provided by financing activities	2,500,000

Net change in cash and cash equivalents	2,050,903
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$2,051,003

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

Note 1 – Organization and Operation

Teucrium Sugar Fund (“CANE” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. CANE issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. CANE continuously offers Creation Baskets consisting of 50,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Marketing Agent”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CANE,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for sugar interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

On June 17, 2011, CANE’s initial registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011, CANE listed its shares on the NYSE Arca under the ticker symbol “CANE.” On the business day prior to that, CANE issued 100,000 shares in exchange for $2,500,000 at CANE’s initial NAV of $25 per share. CANE also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on ICE. On December 31, 2010, CANE had four shares outstanding, which were owned by the Sponsor.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements as of December 31, 2011 and 2010 and for the period from the commencement of operations (September 19, 2011) through December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2011 or December 31, 2010.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended December 31, 2011.

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

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period from the commencement of operations (September 19, 2011) through December 31, 2011, the Sponsor had two Creation Baskets totaling a net addition to the Fund of 100,000 shares. As outlined in Amendment No 1 to Form S-1, 100,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  CANE had a balance of $2,051,003 and $0 in money market funds at December 31, 2011 and 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets,

•	Subtracting any liabilities, and

The administrator, the Bank of New York Mellon, calculates the NAV of the Fund once each trading day.  It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, the Fund recorded $5,481 in management fees to the Sponsor, and there was an additional estimated $1,200 that was waived at the discretion of the Sponsor. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, this resulted in a reduction of fees to the fund of approximately $26,000. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on prior day’s net assets.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value - Definition and Hierarchy

In accordance with U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Fund uses various valuation approaches.  In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.  When such a situation exists on a quarter close, the Sponsor will calculate the NAV on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 does not have a material impact on financial statement disclosures for the Fund.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the material impacts on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2011:

				Balance
				as of
				December 31,
Assets:	Level 1	Level 2	Level 3	2011

Cash equivalents	$2,051,003	$-	$-	$2,051,003

				Balance
				as of
				December 31,
Liabilities:	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$138,198	$-	$-	$138,198

During the period ended December 31, 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended December 31, 2011, the Fund had invested only in sugar commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended December 31, 2011.

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Commodity futures contracts	$-	$(138,198)	$(138,198)

The following is a summary of realized and unrealized losses of the derivative instruments utilized by the Fund:

From the commencement of operations (September 19, 2011) through December 31, 2011

	Realized loss on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$(35,874)	$(138,198)

Volume of Derivative Activities

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$2,315,802	90

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from the commencement of operations (September 19, 2011) through December 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(1.74)
Total expenses	(0.20)
Net decrease in net asset value	(1.94)
Net asset value at end of period	$23.06
Total Return	(7.76)%
Ratios to Average Net Assets (Annualized)
Total expense	2.93%
Net investment loss	(2.89)%

For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, this resulted in a reduction of fees to the Fund of approximately $26,000. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, the Fund recorded $5,481 in management fees to the Sponsor, and there was an additional estimated $1,200 that was waived at the discretion of the Sponsor.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund.  The ratios, excluding non-recurring expenses, have been annualized.

The Financial Highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period under report. The asset-based per share data in the Financial Highlights are calculated using the prior day’s net assets consistent with the methodology used to calculate asset-based fees and expenses.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC and are included below for the period January 1, 2012 through March 26, 2012.

On February 1, 2012 a Supplement to the Prospectus for the Fund dated June 17, 2011 was filed with the SEC pursuant to Rule 424(b) (3). On March 5, 2012, the size of the Creation and Redemption Baskets for the Fund was reduced from 50,000 shares to 25,000 shares.

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Wheat Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Wheat Fund (the “Fund”) as of December 31, 2011 and 2010, including the schedule of investments as of December 31, 2011, and the related statements of operations, changes in net assets and cash flows for the period from September 19, 2011 (commencement of operations) through December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Wheat Fund as of December 31, 2011 and 2010, and the results of its operations, changes in its net assets and its cash flows for the period from September 19, 2011 (commencement of operations) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein Kass

Walnut Creek, California

March 26, 2012

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2011	December 31, 2010

Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,022,024	$100
Commodity futures contracts	71,170	-
Collateral, due from broker	289,136	-
Interest receivable	81	-
Total assets	2,382,411	100

Liabilities

Commodity futures contracts	141,468	-
Management fee payable to Sponsor	1,793	-
Other liabilities	3,262	-
Total liabilities	146,523	-

Net assets	$2,235,888	$100

Shares outstanding	100,004	4

Net asset value per share	$22.36	$25.00

Market value per share (closing price)	$22.40	$-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,022,024	90.43%

Commodity futures contracts
United States wheat futures contracts
CBOT Wheat futures (20 contracts, settlement date July 13, 2012)	$71,170	3.18	$686,250

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States soybean futures contracts
CBOT Wheat futures (23 contracts, settlement date May 14, 2012)	$66,580	2.98%	$771,938
CBOT Wheat futures (22 contracts, settlement date December 14, 2012)	74,888	3.35	792,000
	$141,468	6.33%	$1,563,938

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENT OF OPERATIONS

From the commencement of operations (September 19, 2011) through December 31, 2011
Income
Realized and unrealized loss on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(174,860)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(70,298)
Interest income	280
Total loss	(244,878)

Expenses
Management fees	4,998
Custodian fees and expenses	13,804
Brokerage commissions	532
Total expenses	19,334

Net loss	$(264,212)

Net loss per share	$(2.64)
Net loss per weighted average share	$(2.64)
Weighted average shares outstanding	100,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENT OF CHANGES IN NET ASSETS

From the commencement
of operations (September 19, 2011)
through December 31, 2011
Operations
Net loss	$(264,212)

Capital transactions
Issuance of Shares	2,500,000
Net change in net assets	2,235,788

Net assets, beginning of period	100

Net assets, end of period	$2,235,888
Net asset value per share a t beginning of period	$25.00

At end of period	$22.36

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENT OF CASH FLOWS

From the commencement
of operations (September 19, 2011)
through December 31, 2011
Cash flows from operating activities:
Net loss	$(264,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	70,298
Changes in operating assets and liabilities:
Collateral, due from broker	(289,136)
Interest receivable	(81)
Management fee payable to Sponsor	1,793
Other liabilities	3,262
Net cash used in operating activities	(478,076)

Cash flows from financing activities:
Proceeds from sale of Shares	2,500,000
Cash provided by financing activities	2,500,000

Net change in cash and cash equivalents	2,021,924
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$2,022,024

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

Note 1 – Organization and Operation

Teucrium Wheat Fund (“WEAT” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. WEAT issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. WEAT continuously offers Creation Baskets consisting of 50,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Marketing Agent”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “WEAT,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for wheat interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

On June 17, 2011, WEAT’s initial registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011, WEAT listed its shares on the NYSE Arca under the ticker symbol “WEAT.” On the business day prior to that, WEAT issued 100,000 shares in exchange for $2,500,000 at WEAT’s initial NAV of $25 per share. WEAT also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on the CBOT. On December 31, 2010, WEAT had four shares outstanding, which were owned by the Sponsor.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements as of December 31, 2011 and 2010 and for the period from the commencement of operations (September 19, 2011) through December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2011 or December 31, 2010.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended December 31, 2011.

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

The Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.  For the period from the commencement of operations (September 19, 2011) through December 31, 2011, the Sponsor had two Creation Basket totaling a net addition to the Fund of 100,000 shares. As outlined in Amendment No 1 to Form S-1, 100,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  WEAT had a balance of $2,022,024 and $0 in money market funds at December 31, 2011 and 2010, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets,

•	Subtracting any liabilities, and

The administrator, the Bank of New York Mellon, calculates the NAV of the Fund once each trading day.  It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, the Fund recorded $4,998 in management fees to the Sponsor, and there was an additional estimated $1,200 that was waived at the discretion of the Sponsor. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, this resulted in a reduction of fees to the fund of approximately $25,000. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on prior day’s net assets.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value - Definition and Hierarchy

In accordance with U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Fund uses various valuation approaches.  In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.  When such a situation exists on a quarter close, the Sponsor will calculate the NAV on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 does not have a material impact on financial statement disclosures for the Fund.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the material impacts on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2011:

				Balance
				as of
				December 31,
Assets:	Level 1	Level 2	Level 3	2011

Cash equivalents	$2,022,024	$-	$-	$2,022,024
Commodity futures contracts	71,170	-	-	71,170
Total	$2,093,194	$-	$-	$2,093,194

				Balance
				as of
				December 31,
Liabilities:	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$141,468	$-	$-	$141,468

During the period ended December 31, 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the year ended December 31, 2011, the Fund had invested only in wheat commodity futures contracts.

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

 The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the year ended December 31, 2011.

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Commodity futures contracts	$71,170	$(141,468)	$(70,298)

The following is a summary of realized and unrealized losses of the derivative instruments utilized by the Fund:

From the commencement of operations (September 19, 2011) through December 31, 2011

	Realized loss on	Net change in unrealized loss
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Commodity futures contracts	$(174,860)	$(70,298)

Volume of Derivative Activities

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$2,250,188	65

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from the commencement of operations (September 19, 2011) through December 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(2.45)
Total expenses	(0.19)
Net decrease in net asset value	(2.64)
Net asset value at end of period	$22.36
Total Return	(10.56)%
Ratios to Average Net Assets (Annualized)
Total expense	3.05%
Net investment loss	(3.01)%

For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, this resulted in a reduction of fees to the Fund of approximately $25,000. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, the Fund recorded $4,998 in management fees to the Sponsor, and there was an additional estimated $1,200 that was waived at the discretion of the Sponsor.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund.  The ratios, excluding non-recurring expenses, have been annualized.

The Financial Highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period under report. The asset-based per share data in the Financial Highlights are calculated using the prior day’s net assets consistent with the methodology used to calculate asset-based fees and expenses.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC and are included below for the period January 1, 2012 through March 26, 2012.

On February 1, 2012 a Supplement to the Prospectus for the Fund dated June 17, 2011 was filed with the SEC pursuant to Rule 424(b) (3). On March 5, 2012, the size of the Creation and Redemption Baskets for the Fund was reduced from 50,000 shares to 25,000 shares.

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Agricultural Fund

We have audited the accompanying statement of assets and liabilities of Teucrium Agricultural Fund (the “Fund”) as of December 31, 2011. This financial statement is the responsibility of the Fund’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Teucrium Agricultural Fund as of December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein Kass

Walnut Creek, California

March 26, 2012

TEUCRIUM AGRICULTURAL FUND

STATEMENT OF ASSETS AND LIABILITIES

December 31, 2011

Assets

Equity in BNY Mellon trading accounts:
Cash	$100
Total assets	100

Net assets	$100

Shares outstanding	2

Net asset value per share	$50.00

The accompanying notes are an integral part of these financial statements.

NOTES TO STATEMENT OF ASSETS AND LIABILITIES

December 31, 2011

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

On April 22, 2011, an initial registration statement was filed with the Securities and Exchange Commission (“SEC”), while a first pre-effective amendment was filed on December 5, 2011.  As of December 31, 2011, the Sponsor was awaiting SEC approval of that registration.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying statement of assets and liabilities as of December 31, 2011 has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Income Taxes

The Fund will be treated as a partnership for United States federal income tax purposes.  The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that the adoption of this policy did not have a material impact on the Fund’s financial statements upon adoption.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of December 31, 2011.

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

Authorized Purchasers may redeem shares from the Fund only in blocks of 50,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets,

•	Subtracting any liabilities, and

The administrator, the Bank of New York Mellon, will calculate the NAV of the Fund once each trading day.  It will calculate the NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.  The NAV for a particular trading day will be released after 4:15 p.m. New York time.

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 does not have a material impact on financial statement disclosures for the Fund.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the material impacts on the financial statement disclosures for the Fund.

Note 3 - Organizational and Offering Costs

Expenses incurred in organizing of the Fund and the initial offering of the shares, including applicable SEC registration fees will be borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 4 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC and are included below for the period January 1, 2012 through March 26, 2012.

On February 10, 2012, the SEC declared effective the Form S-1 for the Fund. On February 24, 2012, the SEC granted listing authority to the Fund. The Sponsor expects that the Fund will commence operations prior to March 30, 2012.

