Form 10-K/A
period 2011-12-31
Teucrium Commodity Trust
filed 2012-04-25
CIK 1471824

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

☐ Yes     ☒ No

Explanatory Note

Teucrium Commodity Trust is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 29, 2012 for the purpose of revising Item 9A. In addition, we are updating the signature pages and including currently dated certifications from the Chief Executive Officer, President, and Chief Financial Officer. Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the filing of the original Form 10-K or, other than as described in this note, update or otherwise modify any disclosures in any way.

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

The Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Dale Riker, the Chief Executive Officer, Sal Gilbertie, the President and Chief Investment Officer and Barbara Riker, the Chief Financial Officer of the Sponsor (collectively the Sponsor’s Executive Officers), concluded that the Trust’s disclosure controls and procedures were effective to ensure that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Executive Officers, as appropriate to allow timely decisions regarding required disclosure.  The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers both the Trust and each Fund thereof. The certifications of the Chief Executive Officer, President and Chief Financial Officer are applicable to each Fund individually as well as the Trust as a whole.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report, Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Dale Riker
Name:	Dale Riker
Title:	Chief Executive Officer

By:	/s/ Barbara Riker
Name:	Barbara Riker
Chief Financial Officer

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Title:	President/Chief Investment Officer

Date: April 25, 2012

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

