Form 10-Q
period 2012-03-31
Teucrium Commodity Trust
filed 2012-05-09
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

Index to Financial Statements

Documents	Page
TEUCRIUM COMMODITY TRUST

Statements of Assets and Liabilities at March 31, 2012 (Unaudited) and December 31, 2011	5

Schedule of Investments at March 31, 2012 (Unaudited) and December 31, 2011	6

Statements of Operations (Unaudited) for the three months ended March 31, 2012 and 2011	8

Statements of Changes in Net Assets (Unaudited) for the three months ended March 31, 2012 and 2011	9

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011	10

Notes to Financial Statements	11

TEUCRIUM CORN FUND

Statements of Assets and Liabilities at March 31, 2012 (Unaudited) and December 31, 2011	19

Schedule of Investments at March 31, 2012 (Unaudited) and December 31, 2011	20

Statements of Operations (Unaudited) for the three months ended March 31, 2012 and 2011	22

Statements of Changes in Net Assets (Unaudited) for the three months ended March 31, 2012 and 2011	23

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011	24

Notes to Financial Statements	25

TEUCRIUM NATURAL GAS FUND

Statements of Assets and Liabilities at March 31, 2012 (Unaudited) and December 31, 2011	33

Schedule of Investments at March 31, 2012 (Unaudited) and December 31, 2011	34

Statements of Operations (Unaudited) for the three months ended March 31, 2012 and from commencement of operations (February 1, 2011) through March 31, 2011	36

Statements of Changes in Net Assets (Unaudited) for the three months ended March 31, 2012 and from commencement of operations (February 1, 2011) through March 31, 2011	37

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and from commencement of operations (February 1, 2011) through March 31, 2011	38

Notes to Financial Statements	39

TEUCRIUM WTI CRUDE OIL FUND

Statements of Assets and Liabilities at March 31, 2012 (Unaudited) and December 31, 2011	47

Schedule of Investments at March 31, 2012 (Unaudited) and December 31, 2011	48

Statements of Operations for the three months ended March 31, 2012 and from commencement of operations (February 23, 2011) through March 31, 2011	50

Statements of Changes in Net Assets (Unaudited) for the three months ended March 31, 2012 and from commencement of operations (February 23, 2011) through March 31, 2011	51

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and from commencement of operations (February 23, 2011) through March 31, 2011	52

Notes to Financial Statements	53

TEUCRIUM SOYBEAN FUND

Statements of Assets and Liabilities at March 31, 2012 (Unaudited) and December 31, 2011	60

Schedule of Investments at March 31, 2012 (Unaudited) and December 31, 2011	61

Statements of Operations (Unaudited) for the three months ended March 31, 2012	63

Statements of Changes in Net Assets (Unaudited) for the three months ended March 31, 2012	64

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012	65

Notes to Financial Statements	66

TEUCRIUM SUGAR FUND

Statements of Assets and Liabilities at March 31, 2012 (Unaudited) and December 31, 2011	73

Schedule of Investments at March 31, 2012 (Unaudited) and December 31, 2011	74

Statements of Operations (Unaudited) for the three months ended March 31, 2012	76

Statements of Changes in Net Assets (Unaudited) for the three months ended March 31, 2012	77

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012	78

Notes to Financial Statements	79

TEUCRIUM WHEAT FUND

Statements of Assets and Liabilities at March 31, 2012 (Unaudited) and December 31, 2011	86

Schedule of Investments at March 31, 2012 (Unaudited) and December 31, 2011	87

Statements of Operations (Unaudited) for the three months ended March 31, 2012	89

Statements of Changes in Net Assets (Unaudited) for the three months ended March 31, 2012	90

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012	91

Notes to Financial Statements	92

TEUCRIUM AGRICULTURAL FUND

Statements of Assets and Liabilities at March 31, 2012 (Unaudited) and December 31, 2011	99

Schedule of Investments (Unaudited) at March 31, 2012	100

Statements of Operations (Unaudited) from commencement of operations (March 28, 2012) through March 31, 2012	101

Statements of Changes in Net Assets (Unaudited) from commencement of operations (March 28, 2012) through March 31, 2012	102

Statements of Cash Flows (Unaudited) from commencement of operations (March 28, 2012) through March 31, 2012	103

Notes to Financial Statements	104

TEUCRIUM COMMODITY TRUST

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$78,144,787	$80,567,901
Commodity futures contracts	1,803,220	2,125,714
Collateral, due from broker	12,481,372	8,747,339
Interest receivable	2,311	2,609
Other assets	566,896	404,199
Total assets	92,998,586	91,847,762

Liabilities

Payable for shares redeemed	1,195,557	4,147,011
Commodity futures contracts	3,940,212	3,758,460
Collateral, due to broker	124,584	-
Management fee payable to Sponsor	66,942	74,629
Due to broker for securities transactions	47,308	-
Other liabilities	108,858	44,094
Total liabilities	5,483,461	8,024,194

Net assets before cost of shares of the Underlying Funds owned by Teucrium Agricultural Fund	102,610,225	83,823,568

Less: cost of shares of the Underlying Funds owned by Teucrium Agricultural Fund	(14,891,933)	-

Net assets	$87,515,125	$83,823,568

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

March 31, 2012

(Unaudited)

	Fair	Percentage of	Principal
Description: Assets	Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.020%, due April 19, 2012	$9,999,820	11.43%	$10,000,000
U.S. Treasury bills, 0.085%, due May 17, 2012	9,999,440	11.42	10,000,000
Total U.S. Treasury obligations	19,999,260	22.85	20,000,000

Money market funds
Dreyfus Cash Management Plus	58,145,527	66.44

Total cash equivalents	$78,144,787	89.29%

			Notional
			Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (730 contracts, settlement date July 13, 2012)	$1,174,810	1.34%	$23,478,625

United States WTI crude oil contracts
WTI crude oil futures (12 contracts, settlement date May 22, 2012)	82,764	0.09	1,242,480
WTI crude oil futures (10 contracts, settlement date November 16, 2012)	94,975	0.11	1,052,300
WTI crude oil futures (12 contracts, settlement date November 20, 2013)	162,755	0.19	1,227,120

United States soybean futures contracts
CBOT soybean futures (30 contracts, settlement date July 13, 2012)	111,022	0.13	2,112,375
CBOT soybean futures (26 contracts, settlement date November 14, 2012)	49,306	0.06	1,765,400
CBOT soybean futures (34 contracts, settlement date November 14, 2013)	12,475	0.01	2,109,700

United States sugar futures contracts
ICE sugar futures (62 contracts, settlement date June 29, 2012)	987	0.00	1,654,061
ICE sugar futures (60 contracts, settlement date February 28, 2013)	22,502	0.03	1,648,416

United States wheat futures contracts
CBOT wheat futures (61 contracts, settlement date July 13, 2012)	65,212	0.07	2,055,700
CBOT wheat futures (51 contracts, settlement date September 14, 2012)	26,412	0.03	1,759,500
Total commodity futures contracts	$1,803,220	2.06%	$40,105,677

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (690 contracts, settlement date September 14, 2012)	$1,304,825	1.49%	$19,432,125
CBOT corn futures (840 contracts, settlement date December 14, 2012)	2,095,878	2.39	22,690,500

United States natural gas futures contracts
NYMEX natural gas futures (16 contracts, settlement date September 26, 2012)	217,064	0.25	411,040
NYMEX natural gas futures (15 contracts, settlement date October 29, 2012)	177,691	0.20	422,400
NYMEX natural gas futures (12 contracts, settlement date February 26, 2013)	43,546	0.05	399,000
NYMEX natural gas futures (13 contracts, settlement date March 26, 2013)	31,569	0.04	430,430

United States sugar futures contracts
ICE sugar futures (53 contracts, settlement date September 28, 2012)	7,942	0.01	1,416,923

United States wheat futures contracts
CBOT wheat futures (58 contracts, settlement date December 14, 2012)	61,697	0.07	2,064,800
Total commodity futures contracts	$3,940,212	4.50%	$47,267,218

			Shares
Exchange-traded funds
Teucrium Corn Fund	$3,770,130	4.31%	96,248
Teucrium Soybean Fund	3,776,564	4.32	156,984
Teucrium Sugar Fund	3,749,246	4.28	157,762
Teucrium Wheat Fund	3,799,190	4.34	177,340
Total exchange-traded funds (cost $14,891,933), included in shares of the Underlying Funds owned by Teucrium Agricultural Fund	$15,095,130	17.25%	588,334

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

TEUCRIUM COMMODITY TRUST

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts and on investment transactions:
Realized (loss) gain on commodity futures contracts	$(2,738,437)	$3,367,545
Net change in unrealized appreciation or depreciation on commodity futures contracts	(504,246)	4,387,449
Realized gain on securities	1,720	-
Interest income	12,530	21,684
Total (loss) income	(3,228,433)	7,776,678

Expenses
Management fees	198,431	163,132
Professional fees	206,459	157,139
Distribution and marketing fees	538,136	100,065
Custodian fees and expenses	162,023	65,837
Business permits and licenses fees	1,443	-
General and administrative expenses	9,422	-
Brokerage commissions	6,543	8,748
Other expenses	30,938	12,638
Total expenses	1,153,395	507,559

Net (loss) income	$(4,381,828)	$7,269,119

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Operations
Net (loss) income	$(4,381,828)	$7,269,119

Capital transactions
Issuance of Shares	30,450,079	39,035,708
Cost of shares of the Underlying Funds owned by Teucrium Agricultural Fund	(14,891,933)	-
Redemption of Shares	(7,484,761)	(6,289,257)
Total capital transactions	8,073,385	32,746,451
Net change in net assets	3,691,557	40,015,570

Net assets, beginning of period	83,823,568	42,964,439

Net assets, end of period	$87,515,125	$82,980,009

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net (loss) income	$(4,381,828)	$7,269,119
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	504,246	(4,387,449)
Changes in operating assets and liabilities:
Purchase of Underlying Funds owned by Teucrium Agricultural Fund	(14,891,933)	-
Collateral, due from broker	(3,734,033)	(1,233,961)
Interest receivable	298	27
Other assets	(162,697)	(158,100)
Collateral, due to broker	124,584	(1,495,343)
Management fee payable to Sponsor	(7,687)	32,562
Due to broker for securities transactions	47,308	-
Other liabilities	64,764	107,952
Net cash (used in) provided by operating activities	(22,436,978)	134,807

Cash flows from financing activities:
Proceeds from sale of Shares, including the cost of shares of the Underlying Funds owned by Teucrium Agricultural Funds	30,450,079	39,035,708
Redemption of Shares, net of change in payable for shares redeemed	(10,436,215)	(6,289,257)
Net cash provided by financing activities	20,013,864	32,746,451

Net change in cash and cash equivalents	(2,423,114)	32,881,258
Cash and cash equivalents, beginning of period	80,567,901	39,311,038
Cash and cash equivalents, end of period	$78,144,787	$72,192,296

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”) is a Delaware statutory trust organized on September 11, 2009, and is a series trust. The Teucrium Corn Fund (“CORN”) was the first commodity pool that is a series of the Trust, and as of June 9, 2010, shares of CORN could be purchased and sold on the New York Stock Exchange (“NYSE”) Arca.  In 2010, registration statements were also filed to register units of the Teucrium WTI Crude Oil Fund (“CRUD”), Teucrium Natural Gas Fund (“NAGS”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), and Teucrium Wheat Fund (“WEAT”), which would represent additional future series of the Trust. On April 22, 2011, an initial registration statement to register units was filed with the Securities and Exchange Commission (“SEC”) for the Teucrium Agricultural Fund (“TAGS”). This represented an additional series of the Trust. All these series of the Trust, for which registration statements had been filed and/or approved as of March 31, 2012, are collectively referred to as the “Funds” and singularly as the “Fund.” The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund.  The Trust and the Funds operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

On February 10, 2012, the Form S-1 for TAGS was declared effective by the SEC. On February 24, 2012, the SEC granted listing authority to TAGS. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012. The Teucrium Corn Fund, the Teucrium Natural Gas Fund, the Teucrium WTI Crude Oil Fund, the Teucrium Sugar Fund, the Teucrium Soybean Fund, the Teucrium Wheat Fund, and the Teucrium Agricultural Fund are collectively referred to herein as the “Operating Funds” and singularly referred to as an “Operating Fund.”

The specific investment objective of each Fund and information regarding the organization and operation of each Fund are included in each Fund’s financial statements and accompanying notes, as well as in other sections of this Form 10-Q filing. In general, the investment objective of each Fund is to have the daily changes in percentage terms of its Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity specified for that Fund.  The investment objective of the TAGS is to have the daily changes in percentage terms of the net asset value (“NAV”) of its common units (“Shares”) reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (collectively, the “Underlying Funds”).  The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced to maintain the approximate 25% allocation to each Underlying Fund.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as applicable. The operating results from January 1, 2012 through March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, NAGS, CRUD, CANE, SOYB, WEAT and TAGS. For the periods represented by the financial statements herein the operations of the Trust contain the results of CORN, NAGS, CRUD, SOYB, CANE, WEAT, and TAGS for the months during which each Fund was in operation.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Funds are subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets.   Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of March 31, 2012 and December 31, 2011.  However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the three months ended March 31, 2012 and the year ended December 31, 2011.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Trust had a balance of $58,145,527 and $60,567,971 in money market funds at March 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  The Trust also had investments in United States Treasury Bills with a maturity of three months or less with a fair value of $19,999,260 and $19,999,830 on March 31, 2012 and December 31, 2011, respectively.

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

Due from/to Broker for Securities Transactions

Due from/to broker for investments in securities are securities transactions pending settlement. For the period from the commencement of operations through March 31, 2012, all of TAGS’ securities transactions for the shares of the Underlying Funds, money balances and security positions were transacted with the Bank of New York Mellon. The Trust and TAGS are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

Shares of the Underlying Funds Held by the Teucrium Agricultural Fund (TAGS)

The investment objective of TAGS is to have the daily changes in percentage terms of the Net Asset Value (“NAV”) of its common units (“Shares”) reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (collectively, the “Underlying Funds”).  The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund.

As such, TAGS will buy, sell and hold as part of its normal operations shares of the four Underlying Funds. The Trust accounts for shares of other series of the Trust owned by the Teucrium Agricultural Fund at cost as treasury shares on its statements of assets and liabilities.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. For the performance of this service, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Funds pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses for the Funds are calculated on prior day’s net assets.

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

On March 31, 2012 and December 31, 2011, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

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

Investments in the securities of the Underlying Funds are freely tradable and listed on the NYSE Arca. These investments are valued at the NAV of the Underlying Fund as of the valuation date as calculated by the administrator based on the exchange-quoted prices of the commodity futures contracts held by the Underlying Fund.

New Accounting Pronouncements

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

Note 3 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011:

March 31, 2012

				Balance
				as of
				March 31,
	Level 1	Level 2	Level 3	2012
Assets:
Cash equivalents	$78,144,787	$-	$-	$78,144,787
Commodity futures contracts
Corn futures contracts	1,174,810	-	-	1,174,810
WTI crude oil futures contracts	340,494	-	-	340,494
Soybean futures contracts	172,803	-	-	172,803
Sugar futures contracts	23,489	-	-	23,489
Wheat futures contracts	91,624	-	-	91,624
Total	$79,948,007	$-	$-	$79,948,007

				Balance
				as of
				March 31,
	Level 1	Level 2	Level 3	2012
Liabilities:
Commodity futures contracts
Corn futures contracts	$3,400,703	$-	$-	$3,400,703
Natural gas futures contracts	469,870	-	-	469,870
Sugar futures contracts	7,942	-	-	7,942
Wheat futures contracts	61,697	-	-	61,697
Total	$3,940,212	$-	$-	$3,940,212

December 31, 2011

				Balance
				as of
				December 31,
	Level 1	Level 2	Level 3	2011
Assets:
Cash equivalents	$80,567,801	-	-	$80,567,801
Commodity futures contracts
Corn futures contracts	1,928,408	-	-	1,928,408
WTI crude oil futures contracts	116,142	-	-	116,142
Soybean futures contracts	9,994	-	-	9,994
Wheat futures contracts	71,170	-	-	71,170
Total	$82,693,515	$-	$-	$82,693,515

				Balance
				as of
				December 31,
	Level 1	Level 2	Level 3	2011
Liabilities:
Commodity futures contracts
Corn futures contracts	$2,711,523	$-	$-	$2,711,523
Natural gas futures contracts	602,440	-	-	602,440
WTI crude oil futures contracts	168	-	-	168
Soybean futures contracts	164,663	-	-	164,663
Sugar futures contracts	138,198	-	-	138,198
Wheat futures contracts	141,468	-	-	141,468
Total	$3,758,460	$-	$-	$3,758,460

There were no transfers into and out of each level of the fair value hierarchy for the commodity futures contracts valued using alternative verifiable sources due to a "limit-down" or “limit-up” conditions for the period January 1, 2012 through March 31, 2012.

Transfers into and out of each level of the fair value hierarchy for the corn futures contracts valued using alternative verifiable sources due to a "limit-down" condition for the period January 1, 2011 through March 31, 2011 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Corn future contracts	$-	$9,140,288	$9,140,288	$-	$-	$-

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts. For the three months ended March 31, 2011, the Operating Funds invested only in commodity futures contracts specifically related to each Fund. For the three months ended March 31, 2012, the Operating Funds invested in commodity futures contracts and Chicago Mercantile Exchange Calendar Swaps. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire.  Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.  As of March 31, 2012 and December 31, 2011, the Operating Funds had investments only in commodity futures contracts specifically related to each Fund.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period from January 1, 2012 to March 31, 2012 and for the period from January 1, 2011 to March 31, 2011.

At March 31, 2012, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Corn futures contracts	$1,174,810	$(3,400,703)	(2,225,893)
Natural gas futures contracts	-	(469,870)	(469,870)
WTI crude oil futures contracts	340,494	-	340,494
Soybean futures contracts	172,803	-	172,803
Sugar futures contracts	23,489	(7,942)	15,547
Wheat futures contracts	91,624	(61,697)	29,927
Total commodity futures contracts	$1,803,220	$(3,940,212)	(2,136,992)

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Corn futures contracts	$1,928,408	$(2,711,523)	(783,115)
Natural gas futures contracts	-	(602,440)	(602,440)
WTI crude oil futures contracts	116,142	(168)	115,974
Soybean futures contracts	9,994	(164,663)	(154,669)
Sugar futures contracts	-	(138,198)	(138,198)
Wheat futures contracts	71,170	(141,468)	(70,298)
Total commodity futures contracts	$2,125,714	$(3,758,460)	(1,632,746)

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

For the period January 1, 2012 to March 31, 2012

	Realized gain (loss) on	Net change in unrealized gain (loss)
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Corn futures contracts	$(2,136,224)	$(1,442,778)
Natural gas futures contracts	(504,280)	132,570
WTI crude oil futures contracts	5,610	224,520
Soybean futures contracts	10,341	327,472
Sugar futures contracts	(9,734)	153,745
Wheat futures contracts	(104,150)	100,225
Total commodity futures contracts	$(2,738,437)	$(504,246)

For the period January 1, 2011 to March 31, 2011

	Realized gain (loss) on	Net change in unrealized gain
Primary underlying risk	derivative instruments	on derivative instruments
Commodity price
Corn futures contracts	$3,686,233	$3,962,069
Natural gas futures contracts	(324,188)	43,520
WTI crude oil futures contracts	5,500	381,860
Total commodity futures contracts	$3,367,545	$4,387,449

Volume of Derivative Activities

At March 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Corn futures contracts	$65,601,250	2,260
Natural gas futures contracts	1,662,870	56
WTI crude oil futures contracts	3,521,900	34
Soybean futures contracts	5,987,475	90
Sugar futures contracts	4,719,400	175
Wheat futures contracts	5,880,000	170
Total commodity futures contracts	$87,372,895	2,785

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Corn futures contracts	$71,289,525	2,260
Natural gas futures contracts	1,383,770	43
WTI crude oil futures contracts	4,481,380	46
Soybean futures contracts	2,177,038	36
Sugar futures contracts	2,315,802	90
Wheat futures contracts	2,50,188	65
Total commodity futures contracts	$83,897,703	2,540

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

For the period April 1, 2012 through May 9, 2012, the following subsequent events transpired for each of the series of the Trust:

CORN: On May 1, 2012, the SEC declared effective Post-Effective Amendment No. 4 to the Registration Statement (Number 333-162033) on Form S-1 for the Fund.

NAGS: On May 1, 2012, the SEC declared effective Post-Effective Amendment No. 3 to the Registration Statement (Number 333- 167593) on Form S-1 for the Fund.

CRUD: On May 1, 2012, the SEC declared effective Post-Effective Amendment No. 3 to the Registration Statement (Number 333- 167594) on Form S-1 for the Fund.

SOYB: Nothing to Report

CANE: Nothing to Report

WEAT: Nothing to Report

TAGS: Nothing to Report

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$57,144,993	$69,022,336
Commodity futures contracts	1,174,810	1,928,408
Collateral, due from broker	10,282,643	6,910,552
Interest receivable	1,775	2,086
Other assets	494,682	342,859
Total assets	69,098,903	78,206,241

Liabilities

Payable for shares redeemed	-	4,147,011
Commodity futures contracts	3,400,703	2,711,523
Management fee payable to Sponsor	56,961	64,423
Other liabilities	29,588	14,763
Total liabilities	3,487,252	6,937,720

Net assets	$65,611,651	$71,268,521

Shares outstanding	1,675,004	1,700,004

Net asset value per share	$39.17	$41.92

Market value per share (closing price)	$39.26	$41.98

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

March 31, 2012

(Unaudited)

	Fair	Percentage of	Principal
Description: Assets	Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.020%, due April 19, 2012	$9,999,820	15.24%	$10,000,000
U.S. Treasury bills, 0.085%, due May 17, 2012	9,999,440	15.24	10,000,000
Total U.S. Treasury obligations	19,999,260	30.48	20,000,000

Money market funds
Dreyfus Cash Management Plus	37,145,733	56.62

Total cash equivalents	$57,144,993	87.10%

Notional
Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (730 contracts, settlement date July 13, 2012)	$1,174,810	1.79%	$23,478,625

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (690 contracts, settlement date September 14, 2012)	$1,304,825	1.99%	$19,432,125
CBOT corn futures (840 contracts, settlement date December 14, 2012)	2,095,878	3.19	22,690,500
	$3,400,703	5.18%	$42,122,625

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

	Fair	Percentage of	Principal
Description: Assets	Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.010%, due January 19, 2012	$9,999,950	14.03%	$10,000,000
U.S. Treasury bills, 0.000%, due February 16, 2012	9,999,880	14.03	10,000,000
Total U.S. Treasury obligations	19,999,830	28.06	20,000,000

Money market funds
Dreyfus Cash Management Plus	49,022,506	68.79

Total cash equivalents	$69,022,336	96.85%

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(2,136,224)	$3,686,233
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,442,778)	3,962,069
Interest income	10,462	20,482
Total (loss) income	(3,568,540)	7,668,784

Expenses
Management fees	170,603	154,245
Professional fees	201,387	109,384
Distribution and marketing fees	437,130	69,098
Custodian fees and expenses	32,210	31,856
Business permits and licenses fees	1,286	-
General and administrative expenses	9,310	-
Brokerage commissions	4,892	8,092
Other expenses	30,741	7,594
Total expenses	887,559	380,269
Net (loss) income	$(4,456,099)	$7,288,515

Net (loss) income per share	$(2.75)	$5.20
Net (loss) income per weighted average share	$(2.64)	$4.83
Weighted average shares outstanding	1,688,466	1,510,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Operations
Net (loss) income	$(4,456,099)	$7,288,515
Capital transactions
Issuance of Shares	3,964,375	29,035,708
Redemption of Shares	(5,165,146)	(4,049,849)
Total capital transactions	(1,200,771)	24,985,859
Net change in net assets	(5,656,870)	32,274,374

Net assets, beginning of period	71,268,521	42,963,939

Net assets, end of period	$65,611,651	$75,238,313
Net asset value per share
At beginning of period	$41.92	$39.06

At end of period	$39.17	$44.26

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net (loss) income	$(4,456,099)	$7,288,515
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	1,442,778	(3,962,069)
Changes in operating assets and liabilities:
Collateral, due from broker	(3,372,091)	(1,090,636)
Interest receivable	311	615
Other assets	(151,823)	(130,286)
Collateral, due to broker	-	(1,496,045)
Management fee payable to Sponsor	(7,462)	27,943
Other liabilities	14,825	21,173
Net cash (used in) provided by operating activities	(6,529,561)	659,210

Cash flows from financing activities:
Proceeds from sale of Shares	3,964,375	29,035,708
Redemption of Shares, net of change in payable for shares redeemed	(9,312,157)	(4,049,849)
Net cash (used in) provided by financing activities	(5,347,782)	24,985,859

Net change in cash and cash equivalents	(11,877,343)	25,645,069
Cash and cash equivalents, beginning of period	69,022,336	39,310,538
Cash and cash equivalents, end of period	$57,144,993	$64,955,607

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1 – Organization and Operation

Teucrium Corn Fund (referred to herein as “CORN,” the “Corn Fund” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Corn Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Corn Fund. The Corn Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Corn Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CORN,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Corn Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for corn interests. The Corn Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

The investment objective of the Corn Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. (This weighted average of the three referenced Corn Futures Contracts is referred to herein as the “Benchmark,” and the three Corn Futures Contracts that at any given time make up the Benchmark are referred to herein as the “Benchmark Component Futures Contracts”.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated May 1, 2012, as applicable. The operating results from January 1, 2012 through March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Corn Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Corn Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Corn Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Corn Fund recording a tax liability that reduces net assets. Based on its analysis, the Corn Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2012 and December 31, 2011. However, the Corn Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Corn Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2012 and the year ended December 31, 2011.

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

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from CORN. The amount of the proceeds required to purchase a Creation Basket will be equal to the net asset value of the shares in the Creation Basket determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from the Corn Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The size of a Creation Basket and a Redemption basket was changed effective February 1, 2012 from 100,000 to 50,000 shares. On March 5, 2012 from the size of a Creation Basket and a Redemption Basket was changed again from 50,000 to 25,000 shares.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Corn Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Corn Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Corn Fund had a balance of $37,145,733 and $49,022,506 in money market funds at March 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Corn Fund held $19,999,260 and $19,999,830 in United States Treasury Bills with a maturity date of three months or less at March 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Corn Fund in accordance with the objectives and policies of the Corn Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Corn Fund. For these services, the Corn Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. From the period from January 1, 2012 through March 31, 2012, the Corn Fund recorded $170,603 in management fees to the Sponsor. For the period from January 1, 2011 through March 31, 2011, the Corn Fund recorded $154,245 in management fees to the Sponsor. The Corn Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Corn Fund also pays the fees and expenses associated with the Fund’s tax accounting and reporting requirements. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on prior day’s net assets.

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

On March 31, 2012 and December 31, 2011, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary.

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

Note 3 – Fair Value Measurements

The Corn Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Corn Fund’s significant accounting policies in Note 2.  The following table presents information about the Corn Fund’s assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011:

				Balance
March 31, 2012				as of
				March 31,
	Level 1	Level 2	Level 3	2012
Assets:
Cash equivalents	$57,144,993	$-	$-	$57,144,993
Commodity futures contracts	1,174,810	-	-	1,174,810
Total	58,319,803	-	-	58,319,803

				Balance
				as of
				March 31,
	Level 1	Level 2	Level 3	2012
Liabilities:
Commodity futures contracts	$3,400,703	$	$-	$3,400,703

				Balance
December 31, 2011				as of
				December 31,
	Level 1	Level 2	Level 3	2011
Assets:
Cash equivalents	$69,022,336	$-	$-	$69,022,336
Commodity futures contracts	1,928,408	-	-	1,928,408
Total	$70,950,744	$-	$-	$70,950,744

				Balance
				as of
				December 31,
	Level 1	Level 2	Level 3	2011
Liabilities:
Commodity futures contracts	$2,711,523	$	$-	$2,711,523

There were no transfers into and out of each level of the fair value hierarchy for the commodity futures contracts valued using alternative verifiable sources due to a "limit-down" condition for the period January 1, 2012 through March 31, 2012.

Transfers into and out of each level of the fair value hierarchy for the corn futures contracts valued using alternative verifiable sources due to a "limit-down" or “limit-up” condition for the period January 1, 2011 through March 31, 2011 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Corn future contracts	$-	$9,140,288	$9,140,288	$-	$-	$-

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Corn Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Corn Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Corn Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts. For the three months ended March 31, 2012 and 2011, the Corn Fund invested only in CBOT Corn Futures Contracts. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period from January 1, 2012 to March 31, 2012 and for the period from January 1, 2011 to March 31, 2011.

The fair value of derivative instruments was as follows:

At March 31, 2012

Primary underlying risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$1,174,810	$(3,400,703)	$(2,225,893)

At December 31, 2011

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity Price
Commodity futures contracts	$1,928,408	$(2,711,523)	$(783,115)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Corn Fund:

For the period from January 1, 2012 to March 31, 2012

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$(2,136,224)	$(1,442,778)

For the period from January 1, 2011 to March 31, 2011

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$3,686,233	$3,962,069

Volume of Derivative Activities

The notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

At March 31, 2012

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$65,601,250	2,260

At December 31, 2011

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$71,289,525	2,260

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the periods from January 1, 2012 through March 31, 2012 and January 1, 2011 through March 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for January 1 through March 31, 2012
Net asset value at beginning of period	$41.92
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.23)
Total expenses	(0.53)
Net decrease in net asset value	(2.75)
Net asset value end of period	$39.17
Total Return	(6.56)%
Ratios to Average Net Assets (Annualized)
Total expense	5.21%
Net investment loss	(5.15)%

Per Share Operation Performance for January 1 through March 31, 2011
Net asset value at beginning of period	$39.06
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	5.44
Total expenses	(0.25)
Net increase in net asset value	5.20
Net asset value end of period	$44.26
Total Return	13.32%
Ratios to Average Net Assets (Annualized)
Total expense	2.43%
Net investment loss	(2.30)%

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

For the period April 1, 2012 through May 9, 2012, on May 1, 2012, the SEC declared effective Post-Effective Amendment No. 4 to the Registration Statement (Number 333-162033) on Form S-1 for the Fund.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$1,494,360	$1,277,159
Collateral, due from broker	618,975	700,573
Interest receivable	67	57
Other assets	9,753	12,808
Total assets	2,123,155	1,990,597

Liabilities

Commodity futures contracts	469,870	602,440
Other liabilities	512	6,790
Total liabilities	470,382	609,230

Net assets	$1,652,773	$1,381,367

Shares outstanding	150,004	100,004

Net asset value per share	$11.02	$13.81

Market value per share (closing price)	$11.04	$13.88

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS

March 31, 2012

(Unaudited)

	Fair	Percentage of
Description: Assets	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$1,494,360	90.42%

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (16 contracts, settlement date September 26, 2012)	$217,064	13.14%	$411,040
NYMEX natural gas futures (15 contracts, settlement date October 29, 2012)	177,691	10.75	422,400
NYMEX natural gas futures (12 contracts, settlement date February 26, 2013)	43,546	2.63	399,000
NYMEX natural gas futures (13 contracts, settlement date March 26, 2013)	31,569	1.91	430,430
	$469,870	28.43%	$1,662,870

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

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF OPERATIONS

(Unaudited)

		From commencement of
	Three months ended	operations (February 1, 2011)
	March 31, 2012	through March 31, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(504,280)	$(324,188)
Net change in unrealized appreciation or depreciation on commodity futures contracts	132,570	43,520
Interest income	235	696
Total loss	(371,475)	(279,972)

Expenses
Management fees	-	3,628
Professional fees	2,456	29,349
Distribution and marketing fees	1,917	19,032
Custodian fees and expenses	891	20,884
Business permits and licenses fees	49	-
General and administrative expenses	4	-
Brokerage commissions	282	449
Other expenses	197	3,100
Total expenses	5,796	76,442

Net loss	$(377,271)	$(356,414)

Net loss per share	$(2.79)	$(0.96)
Net loss per weighted average share	$(3.11)	$(2.43)
Weighted average shares outstanding	121,433	146,614

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

		From commencement of
	Three months ended	operations (February 1, 2011)
	March 31, 2012	through March 31, 2011
Operations
Net loss	$(377,271)	$(356,414)
Capital transactions
Issuance of Shares	648,677	5,000,000
Redemption of Shares	-	(2,239,408)
Total capital transactions	648,677	2,760,592
Net change in net assets	271,406	2,404,178

Net assets, beginning of period	1,381,367	100

Net assets, end of period	$1,652,773	$2,404,278
Net asset value per share at beginning of period	$13.81	$25.00

At end of period	$11.02	$24.04

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

		From commencement of
	Three months ended	operations (February 1, 2011)
	March 31, 2012	through March 31, 2011
Cash flows from operating activities:
Net loss	$(377,271)	$(356,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(132,570)	(43,520)
Changes in operating assets and liabilities:
Collateral, due from broker	81,598	(143,325)
Interest receivable	(10)	(197)
Other assets	3,055	(19,510)
Management fee payable to Sponsor	-	188
Other liabilities	(6,278)	53,333
Net cash used in operating activities	(431,476)	(509,445)

Cash flows from financing activities:
Proceeds from sale of Shares	648,677	5,000,000
Redemption of Shares	-	(2,239,408)
Net cash provided by financing activities	648,677	2,760,592

Net change in cash and cash equivalents	217,201	2,251,147
Cash and cash equivalents, beginning of period	1,277,159	100
Cash and cash equivalents, end of period	$1,494,360	$2,251,247

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1 – Organization and Operation

Teucrium Natural Gas Fund (“NAGS” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009.  NAGS issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. NAGS continuously offers Creation Baskets consisting of 50,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”).   Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “NAGS,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for natural gas interests.  The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

NAGS commenced investment operations on February 1, 2011and has a fiscal year ending December 31. NAGS’ sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated May 1, 2012, as applicable. The operating results from January 1, 2012 through March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2012 and the year ended December 31, 2011.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. NAGS had a balance of $1,494,360 and $1,277,159 in money market funds on March 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.  For the period January 1, 2012 through March 31, 2012, the Fund recorded $0 in management fees to the Sponsor. The Sponsor has waived, for a period to be instituted again at the Sponsor’s discretion, the management fee for this Fund. This action by the Sponsor resulted in an approximate $3,700 reduction in expenses to the Fund from January 1, 2012 through March 31, 2012. For the period from the commencement of operations (February 1, 2011) through March 31, 2011, the Fund recorded $3,628 in management fees to the Sponsor. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.  Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on prior day’s net assets. On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice. Although this action did not result in any expenses that would have been borne by the Fund absent this cap being paid by the Sponsor for the period of January 1, 2012 through March 31, 2012, expenses of the Fund may be paid by the Sponsor in future periods.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011:

March 31, 2012

				Balance
Assets				as of
				March 31,
	Level 1	Level 2	Level 3	2012

Cash equivalents	$1,494,360	$-	$-	$1,494,360

				Balance
Liabilities				as of
				March 31,
	Level 1	Level 2	Level 3	2012

Commodity futures contracts	$469,870	$-	$-	$469,870

December 31, 2011

				Balance
Assets				as of
				December 31,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$1,277,159	$-	$-	$1,277,159

				Balance
Liabilities				as of
				December 31,
	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$602,440	$-	$-	$602,440

During the period ended March 31, 2012 and from the commencement of operations (February 1, 2011) through March 31, 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the periods ended March 31, 2012 and 2011, the Fund had invested only in natural gas commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period January 1, 2012 to March 31, 2012 and for the period from commencement of operations (February 1, 2011) to March 31, 2011.

At March 31, 2012, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$-	$(469,870)	$(469,870)

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$-	$(602,440)	$(602,440)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period January 1, 2012 to March 31, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary underlying risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(504,280)	$132,570

For the period from commencement of operations (February 1, 2011) to March 31, 2011

	Realized Loss on	Net Change in Unrealized Gain
Primary underlying risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(324,188)	$43,520

Volume of Derivative Activities

At March 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$1,662,870	56

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$1,383,770	43

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period January 1, 2012 through March 31, 2012 and from commencement of operations (February 1, 2011) through March 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for January 1 through March 31, 2012
Net asset value at beginning of period	$13.81
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(2.75)
Total expenses	(0.04)
Net decrease in net asset value	(2.79)
Net asset value at end of period	$11.02
Total Return	(20.20)%
Ratios to Average Net Assets (Annualized)
Total expense	1.57%
Net investment loss	(1.51)%

Per Share Operation Performance from commencement of operations (February 1, 2011) through March 31, 2011
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(0.45)
Total expenses	(0.52)
Net decrease in net asset value	(0.96)
Net asset value at end of period	$24.04
Total Return	(3.84)%
Ratios to Average Net Assets (Annualized)
Total expense	13.65%
Net investment loss	(13.52)%

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action by the Sponsor resulted in an approximate $3,700 reduction in expenses to the Fund for the period January 1, 2012 through March 31, 2012. The Sponsor has waived, for a period to be instituted again at the Sponsor’s discretion, the management fee for this Fund. Although this action did not result in any expenses that would have been borne by the Fund absent this cap being paid by the Sponsor for the period of January 1, 2012 through March 31, 2012, expenses of the Fund may be paid by the Sponsor in future periods.

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

Note 7 - Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period April 1, 2012 through May 9, 2012, on May 1, 2012, the SEC declared effective Post-Effective Amendment No. 3 to the Registration Statement (Number 333- 167593) on Form S-1 for the Fund.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$3,247,856	$4,139,910
Commodity futures contracts	340,494	116,142
Collateral, due from broker	-	157,791
Interest receivable	142	215
Other assets	45,703	48,532
Total assets	3,634,195	4,462,590

Liabilities

Commodity futures contracts	-	168
Collateral, due to broker	124,584	-
Management fee payable to Sponsor	3,034	4,658
Other liabilities	23,940	12,751
Total liabilities	151,558	17,577

Net assets	$3,482,637	$4,445,013

Shares outstanding	75,002	100,002

Net asset value per share	$46.43	$44.45

Market value per share (closing price)	$46.46	$44.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

SCHEDULE OF INVESTMENTS

March 31, 2012

(Unaudited)

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$3,247,856	93.26%

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (12 contracts, settlement date May 22, 2012)	$82,764	2.38%	$1,242,480
WTI crude oil futures (10 contracts, settlement date November 16, 2012)	94,975	2.73	1,052,300
WTI crude oil futures (12 contracts, settlement date November 20, 2013)	162,755	4.67	1,227,120
Total commodity futures contracts	$340,494	9.78%	$3,521,900

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

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

		From commencement of
	Three months ended	operations (February 23, 2011)
	March 31, 2012	through March 31, 2011
Income
Realized and unrealized gain on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$5,610	$5,500
Net change in unrealized appreciation or depreciation on commodity futures contracts	224,520	381,860
Interest income	655	506
Total income	230,785	387,866

Expenses
Management fees	9,862	5,259
Professional fees	2,184	18,406
Distribution and marketing fees	24,752	11,935
Custodian fees and expenses	32,210	13,097
Brokerage commissions	95	207
Other expenses	-	1,944
Total expenses	69,103	50,848

Net Income	$161,682	$337,018

Net income per share	$1.98	$3.37
Net income per weighted average share	$1.89	$3.37
Weighted average shares outstanding	85,442	100,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

		From commencement of
	Three months ended	operations (February 23, 2011)
	March 31, 2012	through March 31, 2011
Operations
Net Income	$161,682	$337,018
Capital transactions
Issuance of Shares	-	5,000,000
Redemption of Shares	(1,124,058)	-
Total capital transactions	(1,124,058)	5,000,000
Net change in net assets	(962,376)	5,337,018

Net assets, beginning of period	4,445,013	100

Net assets, end of period	$3,482,637	$5,337,118
Net asset value per share at beginning of period	$44.45	$50.00

At end of period	$46.43	$53.37

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENT OF CASH FLOWS

(Unaudited)

		From commencement of
	Three months ended	operations (February 23, 2011)
	March 31, 2012	through March 31, 2011
Cash flows from operating activities:
Net income	$161,682	$337,018
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(224,520)	(381,860)
Changes in operating assets and liabilities:
Collateral, due from broker	157,791	-
Interest receivable	73	(391)
Other assets	2,829	(8,304)
Collateral, due to broker	124,584	702
Management fee payable to Sponsor	(1,624)	4,431
Other liabilities	11,189	33,446
Net cash provided by (used in) operating activities	232,004	(14,958)

Cash flows from financing activities:
Proceeds from sale of Shares	-	5,000,000
Redemption of Shares	(1,124,058)	-
Net cash(used in) provided by financing activities	(1,124,058)	5,000,000

Net change in cash and cash equivalents	(892,054)	4,985,042
Cash and cash equivalents, beginning of period	4,139,910	100
Cash and cash equivalents, end of period	$3,247,856	$4,985,142

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1 – Organization and Operation

Teucrium WTI Crude Oil Fund (“CRUD” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. CRUD issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. CRUD continuously offers Creation Baskets consisting of 25,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CRUD,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for crude oil interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated May 1, 2012, as applicable. The operating results from January 1, 2012 through March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2012 and and the year ended December 31, 2011.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. CRUD had a balance of $3,247,856 and $4,139,910 in money market funds at March 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period January 1, 2012 through March 31, 2012, the Fund recorded $9,862 in management fees to the Sponsor. For the period from the commencement of operations (February 23, 2011) through March 31, 2011, the Fund recorded $5,259 in management fees to the Sponsor. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on prior day’s net assets.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011:

March 31, 2012

				Balance
Assets				as of
				March 31,
	Level 1	Level 2	Level 3	2012

Cash equivalents	$3,247,856	$-	$-	$3,247,856
Commodity futures contracts	340,494	-	-	340,494
Total	$3,588,350	$-	$-	$3,588,350

December 31, 2011

				Balance
Assets				as of
				December 31,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$4,139,910	$-	$-	$4,139,910
Commodity futures contracts	116,142	-	-	116,142
Total	$4,256,052	$-	$-	$4,256,052

				Balance
Liabilities				as of
				December 31,
	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$168	$-	$-	$168

During the periods ended March 31, 2012 and from the commencement of operations (February 23, 2011) through March 31, 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three months ended March 31, 2012 and March 31, 2011, the Fund had invested only in crude oil commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period January 1, 2012 to March 31, 2012 and for the period from commencement of operations (February 23, 2011) through March 31, 2011.

At March 31, 2012, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$340,494	$-	$340,494

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$116,142	$(168)	$115,974

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period January 1, 2012 to March 31, 2012

	Realized Gain on	Net Change in Unrealized Gain
Primary underlying risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$5,610	$224,520

For the period from commencement of operations (February 23, 2011) to March 31, 2011

	Realized Gain on	Net Change in Unrealized Gain
Primary underlying risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$5,500	$381,860

Volume of Derivative Activities

At March 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$3,521,900	34

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$4,481,380	46

Note 5 - Financial Highlights

The following table presents per unit performance data and other, supplemental financial data for the period January 1, 2012 through March 31, 2012 and from commencement of operations (February 23, 2011) through March 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for January 1 through March 31, 2012
Net asset value at beginning of period	$44.45
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	2.78
Total expenses	(0.81)
Net increase in net asset value	1.98
Net asset value at end of period	$46.43
Total Return	4.45%
Ratios to Average Net Assets (Annualized)
Total expense	7.02%
Net investment loss	(6.95)%

Per Share Operation Performance from commencement of operations (February 23, 2011) through March 31, 2011
Net asset value at beginning of period	$50.00
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	3.87
Total expenses	(0.51)
Net increase in net asset value	3.37
Net asset value at end of period	$53.37
Total Return	6.74%
Ratios to Average Net Assets (Annualized)
Total expense	9.41%
Net investment loss	(9.31)%

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

For the period April 1, 2012 through May 9, 2012, on May 1, 2012, the SEC declared effective Post-Effective Amendment No. 3 to the Registration Statement (Number 333- 167593) on Form S-1 for the Fund.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$6,094,983	$2,055,369
Commodity futures contracts	172,803	9,994
Collateral, due from broker	362,797	290,694
Interest receivable	116	84
Other assets	5,503	-
Total assets	6,636,202	2,356,141

Liabilities

Payable for shares redeemed	601,426	-
Commodity futures contracts	-	164,663
Management fee payable to Sponsor	2,435	1,782
Other liabilities	17,991	3,266
Total liabilities	621,852	169,711

Net assets	$6,014,350	$2,186,430

Shares outstanding	250,004	100,004

Net asset value per share	$24.06	$21.86

Market value per share (closing price)	$24.10	$22.06

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

March 31, 2012

(Unaudited)

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$6,094,983	101.34%

Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (30 contracts, settlement date July 13, 2012)	$111,022	1.85%	$2,112,375
CBOT Soybean futures (26 contracts, settlement date November 14, 2012)	49,306	0.82	1,765,400
CBOT Soybean futures (34 contracts, settlement date November 14, 2013)	12,475	0.21	2,109,700
	$172,803	2.88%	$5,987,475

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

TEUCRIUM SOYBEAN FUND

STATEMENT OF OPERATIONS

(Unaudited)

Three months ended March 31, 2012
Income
Realized and unrealized gain on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$10,341
Net change in unrealized appreciation or depreciation on commodity futures contracts	327,472
Interest income	400
Total income	338,213

Expenses

Management fees	6,050
Distribution and marketing fees	24,752
Custodian fees and expenses	32,210
Brokerage commissions	343
Total expenses	63,355

Net Income	$274,858

Net income per share	$2.21
Net income per weighted average share	$2.56
Weighted average shares outstanding	107,422

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

Three months ended
March 31, 2012
Operations
Net income	$274,858

Capital transactions
Issuance of Shares	4,154,488
Redemption of Shares	(601,426)
Total capital transactions	3,553,062
Net change in net assets	3,827,920

Net assets, beginning of period	2,186,430

Net assets, end of period	$6,014,350
Net asset value per share at beginning of period	$21.86

At end of period	$24.06

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENT OF CASH FLOWS

(Unaudited)

Three months ended
March 31, 2012
Cash flows from operating activities:
Net income	$274,858
Adjustments to reconcile net income to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(327,472)
Changes in operating assets and liabilities:
Collateral, due from broker	(72,103)
Interest receivable	(32)
Other assets	(5,503)
Management fee payable to Sponsor	653
Other liabilities	14,725
Net cash used in operating activities	(114,874)

Cash flows from financing activities:
Proceeds from sale of Shares	4,154,488
Redemption of Shares, net of payable for shares redeemed	-
Net cash used in financing activities	4,154,488

Net change in cash and cash equivalents	4,039,614
Cash and cash equivalents, beginning of period	2,055,369
Cash and cash equivalents, end of period	$6,094,983

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1 – Organization and Operation

Teucrium Soybean Fund (“SOYB” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. SOYB issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. SOYB continuously offers Creation Baskets consisting of 25,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “SOYB,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for soybean interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated June 17, 2011, as applicable. The operating results from January 1, 2012 through March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

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

Income Taxes

For tax purposes, the Fund will be treated as a partnership.  The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes. In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2012.

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

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from SOYB. The amount of the proceeds required to purchase a Creation Basket will be equal to the net asset value of the shares in the Creation Basket determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from SOYB only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The size of a Creation Basket and a Redemption basket was changed effective March 5, 2012 from 50,000 to 25,000 shares.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. SOYB had a balance of $6,094,983 and $2,055,369 in money market funds at March 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period from January 1, 2012 through March 31, 2012, the Fund recorded $6,050 in management fees to the Sponsor. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period January 1, 2012 to March 31, 2012, this resulted in a reduction of fees to the fund of approximately $4,200. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on prior day’s net assets.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011:

March 31, 2012				Balance
Assets				as of
				March 31,
	Level 1	Level 2	Level 3	2012

Cash equivalents	$6,094,983	$-	$-	$6,094,983
Commodity futures contracts	172,803	-	-	172,803
Total	$6,267,786	$-	$-	$6,267,786

December 31, 2011				Balance
Assets				as of
				December 31,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$2,055,369	$-	$-	$2,055,369
Commodity futures contracts	9,994	-	-	9,994
Total	$2,065,363	$-	$-	$2,065,363

				Balance
Liabilities				as of
				December 31,
	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$164,663	$-	$-	$164,663

During the period ended March 31, 2012 the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three months ended March 31, 2012, the Fund had invested only in soybean commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period from January 1, 2012 to March 31, 2012.

At March 31, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$172,803	$-	$172,803

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$9,994	$(164,663)	$(154,669)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period from January 1, 2012 to March 31, 2012

	Realized Gain on	Net Change in Unrealized Gain
Primary underlying risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$10,341	$327,472

Volume of Derivative Activities

At March 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$5,987,475	90

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$2,177,038	36

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period January 1, 2012 through March 31, 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$21.86
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	2.79
Total Expenses	(0.59)
Net increase in net asset value	2.20
Net asset value at end of period	$24.06
Total Return	10.11%
Ratios to Average Net Assets (Annualized)
Total expense	10.51%
Net investment loss	(10.44)%

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

Note 7 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$5,005,868	$2,051,003
Commodity futures contracts	23,489	-
Collateral, due from broker	340,671	398,593
Interest receivable	110	86
Other assets	5,316	-
Total assets	5,375,454	2,449,682

Liabilities

Payable for shares redeemed	594,131	-
Commodity futures contracts	7,942	138,198
Management fee payable to Sponsor	2,340	1,973
Other liabilities	17,896	3,262
Total liabilities	622,309	143,433

Net assets	$4,753,145	$2,306,249

Shares outstanding	200,004	100,004

Net asset value per share	$23.77	$23.06

Market value per share (closing price)	$23.79	$22.93

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

March 31, 2012

(Unaudited)

	Fair	Percentage of	Notional
Description: Asset	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$5,005,868	105.32%

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures (62 contracts, settlement date June 29, 2012)	$987	0.02%	$1,654,061
ICE sugar futures (60 contracts, settlement date February 28, 2013)	22,502	0.47	1,648,416
	$23,489	0.49%	$3,302,477

	Fair	Percentage of	Notional
Description: Liability	Value	Net Assets	Amount

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures (53 contracts, settlement date September 28, 2012)	$7,942	0.17%	$1,416,923

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

TEUCRIUM SUGAR FUND

STATEMENT OF OPERATIONS

(Unaudited)

Three months ended March 31, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(9,734)
Net change in unrealized appreciation or depreciation on commodity futures contracts	153,745
Interest income	409
Total income	144,420

Expenses
Management fees	6,209
Distribution and marketing fees	24,752
Custodian fees and expenses	32,210
Brokerage commissions	473

Total expenses	63,644

Net income	$80,776

Net income per share	$0.71
Net income per weighted average share	$0.77
Weighted average shares outstanding	105,224

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

Three months ended
March 31, 2012
Operations
Net income	$80,776

Capital transactions
Issuance of Shares	2,960,251
Redemption of Shares	(594,131)
Total capital transactions	2,366,120

Net change in net assets	2,446,896

Net assets, beginning of period	2,306,249

Net assets, end of period	$4,753,145
Net asset value per share at beginning of period	$23.06

At end of period	$23.77

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENT OF CASH FLOWS

(Unaudited)

Three months ended
March 31, 2012
Cash flows from operating activities:
Net income	$80,776
Adjustments to reconcile net income to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(153,745)
Changes in operating assets and liabilities:
Collateral, due from broker	57,922
Interest receivable	(24)
Other assets	(5,316)
Management fee payable to Sponsor	367
Other liabilities	14,634
Net cash used in operating activities	(5,386)

Cash flows from financing activities:
Proceeds from sale of Shares	2,960,251
Redemption of Shares, net of payable for shares redeemed	-
Net cash used in financing activities	2,960,251

Net change in cash and cash equivalents	2,954,865
Cash and cash equivalents, beginning of period	2,051,003
Cash and cash equivalents, end of period	$5,005,868

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1 – Organization and Operation

Teucrium Sugar Fund (“CANE” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. CANE issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. CANE continuously offers Creation Baskets consisting of 25,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CANE,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for sugar interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated June 17, 2011, as applicable. The operating results from January 1, 2012 through March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2012.

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

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from CANE. The amount of the proceeds required to purchase a Creation Basket will be equal to the net asset value of the shares in the Creation Basket determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from CANE only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The size of a Creation Basket and a Redemption basket was changed effective March 5, 2012 from 50,000 to 25,000 shares.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  CANE had a balance of $5,005,868 and $2,051,003 in money market funds at March 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period from January 1, 2012 through March 31, 2012, the Fund recorded $6,209 in management fees to the Sponsor. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period January 1, 2012 to March 31, 2012, this resulted in a reduction of fees to the fund of approximately $4,200. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on prior day’s net assets.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011:

March 31, 2012				Balance
Assets				as of
				March 31,
	Level 1	Level 2	Level 3	2012

Cash equivalents	$5,005,868	$-	$-	$5,005,868
Commodity futures contracts	23,489	-	-	23,489
Total	$5,029,357	$-	$-	$5,029,357

				Balance
Liabilities				as of
				March 31,
	Level 1	Level 2	Level 3	2012

Commodity futures contracts	$7,942	$-	$-	$7,942

December 31, 2011				Balance
Assets				as of
				December 31,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$2,051,003	$-	$-	$2,051,003

				Balance
Liabilities				as of
				December 31,
	Level 1	Level 2	Level 3	2011

Commodity futures contracts	$138,198	$-	$-	$138,198

During the period ended March 31, 2012 the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended March 31, 2012, the Fund had invested only in sugar commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period January 1, 2012 to March 31, 2012.

At March 31, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$23,489	$(7,942)	$15,547

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$-	$(138,198)	$(138,198)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period from January 1, 2012 to March 31, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary underlying risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(9,734)	$153,745

Volume of Derivative Activities

At March 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$4,719,400	175

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$2,315,802	90

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period January 1, 2012 through March 31, 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$23.06
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	1.31
Total expenses	(0.60)
Net increase in net asset value	0.71
Net asset value at end of period	$23.77
Total Return	3.08%
Ratios to Average Net Assets (Annualized)
Total expense	10.29%
Net investment loss	(10.22)%

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

Note 7 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$4,999,775	$2,022,024
Commodity futures contracts	91,624	71,170
Collateral, due from broker	876,286	289,136
Interest receivable	100	81
Other assets	5,530	-
Total assets	5,973,315	2,382,411

Liabilities

Commodity futures contracts	61,697	141,468
Management fee payable to Sponsor	2,172	1,793
Other liabilities	17,955	3,262
Total liabilities	81,824	146,523

Net assets	$5,891,491	$2,235,888

Shares outstanding	275,004	100,004

Net asset value per share	$21.42	$22.36

Market value per share (closing price)	$21.09	$22.40

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

March 31, 2012

(Unaudited)

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$4,999,775	84.86%

Commodity futures contracts
United States wheat futures contracts	$65,212	1.11%	$2,055,700
CBOT Wheat futures (61 contracts, settlement date July 13, 2012)	26,412	0.45	1,759,500
CBOT Wheat futures (51 contracts, settlement date September 14, 2012)	$91,624	1.56%	$3,815,200

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States wheat futures contracts
CBOT Wheat futures (58 contracts, settlement date December 14, 2012)	$61,697	1.05%	$2,064,800

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

TEUCRIUM WHEAT FUND

STATEMENT OF OPERATIONS

(Unaudited)

Three months ended March 31, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(104,150)
Net change in unrealized appreciation or depreciation on commodity futures contracts	100,225
Interest income	368
Total loss	(3,557)

Expenses
Management fees	5,707
Distribution and marketing fees	24,752
Custodian fees and expenses	32,211
Brokerage commissions	458

Total expenses	63,128

Net loss	$(66,685)

Net loss per share	$(0.94)
Net loss per weighted average share	$(0.62)
Weighted average shares outstanding	107,696

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

Three months ended
March 31, 2012
Operations
Net loss	$(66,685)

Capital transactions
Issuance of Shares	3,722,288
Net change in net assets	3,655,603

Net assets, beginning of period	2,235,888

Net assets, end of period	$5,891,491
Net asset value per share at beginning of period	$22.36

At end of period	$21.42

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENT OF CASH FLOWS

(Unaudited)

Three months ended
March 31, 2012
Cash flows from operating activities:
Net loss	$(66,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(100,225)
Changes in operating assets and liabilities:
Collateral, due from broker	(587,150)
Interest receivable	(19)
Other assets	(5,530)
Management fee payable to Sponsor	379
Other liabilities	14,693
Net cash used in operating activities	(744,537)

Cash flows from financing activities:
Proceeds from sale of Shares	3,722,288
Net cash provided by financing activities	3,722,288

Net change in cash and cash equivalents	2,977,751
Cash and cash equivalents, beginning of period	2,022,024
Cash and cash equivalents, end of period	$4,999,775

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1 – Organization and Operation

Teucrium Wheat Fund (“WEAT” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. WEAT issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. WEAT continuously offers Creation Baskets consisting of 25,000 Shares at their net asset value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “WEAT,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for wheat interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated June 17, 2011, as applicable. The operating results from January 1, 2012 through March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2012.

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

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from WEAT. The amount of the proceeds required to purchase a Creation Basket will be equal to the net asset value of the shares in the Creation Basket determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received.

Authorized Purchasers may redeem shares from WEAT only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The size of a Creation Basket and a Redemption basket was changed effective March 5, 2012 from 50,000 to 25,000 shares.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  WEAT had a balance of $4,999,775 and $2,022,024 in money market funds at March 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period from January 1, 2012 through March 31, 2012, the Fund recorded $5,707 in management fees to the Sponsor. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period January 1, 2012 to March 31, 2012, this resulted in a reduction of fees to the fund of approximately $4,200. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on prior day’s net assets.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011:

March 31, 2012				Balance
Assets				as of
				March 31,
	Level 1	Level 2	Level 3	2012
Cash equivalents	$4,999,775	$-	$-	$4,999,775
Commodity futures contracts	91,624	-	-	91,624
Total	$5,091,399	$-	$-	$5,091,399

				Balance
Liabilities				as of
				March 31,
	Level 1	Level 2	Level 3	2012
Commodity futures contracts	$61,697	$-	$-	$61,697

December 31, 2011				Balance
Assets				as of
				December 31,
	Level 1	Level 2	Level 3	2011
Cash equivalents	$2,022,024	$-	$-	$2,022,024
Commodity futures contracts	71,170	-	-	71,170
Total	$2,093,194	$-	$-	$2,093,194

				Balance
Liabilities				as of
				December 31,
	Level 1	Level 2	Level 3	2011
Commodity futures contracts	$141,468	$-	$-	$141,468

During the period from January 1, 2012 through March 31, 2012 the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period from January 1, 2012 through March 31, 2012, the Fund had invested only in wheat commodity futures contracts.

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

 The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period January 1, 2012 to March 31, 2012.

At March 31, 2012, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$91,624	$(61,697)	$29,927

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary underlying risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$71,170	$(141,468)	$(70,298)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period from January 1, 2012 to March 31, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary underlying risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(104,150)	$100,225

Volume of Derivative Activities

At March 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$5,880,000	170

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary underlying risk	amounts	of contracts
Commodity price
Commodity futures contracts	$2,250,188	65

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period January 1, 2012 through March 31, 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$22.36
Loss from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(0.35)
Total expenses	(0.59)
Net decrease in net asset value	(0.94)
Net asset value at end of period	$21.42
Total Return	(4.20)%
Ratios to Average Net Assets (Annualized)
Total expenses	11.06%
Net investment loss	(11.00)%

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

Note 7 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Investments in securities, at fair value (cost $14,891,933)	$15,095,130	$-
Cash and cash equivalents	156,952	100
Interest receivable	1	-
Other assets	409	-
Total assets	15,252,492	100

Liabilities

Due to broker for securities transactions	47,308	-
Other liabilities	976	-
Total liabilities	48,284	-

Net assets	$15,204,208	$100

Shares outstanding	300,002	2

Net asset value per share	$50.68	$50.00

Market value per share (closing price)	$50.66	$-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

March 31, 2012

(Unaudited)

	Fair	Percentage of
Description: Asset	Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$3,770,130	24.80%	96,248
Teucrium Soybean Fund	3,776,564	24.84	156,984
Teucrium Sugar Fund	3,749,246	24.66	157,762
Teucrium Wheat Fund	3,799,190	24.99	177,340
Total exchange-traded funds (cost $14,891,933)	$15,095,130	99.29%	588,334

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$156,952	1.03%

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENT OF OPERATIONS

(Unaudited)

From the commencement of
operations (March 28, 2012) through March 31, 2012
Income
Realized and unrealized gain on trading of securities:
Realized gain on securities	$1,720
Net change in unrealized appreciation or depreciation on securities	203,197
Interest income	1
Total income	204,918

Expenses
Professional fees	432
Business permits and licenses fees	108
General and administrative expenses	108
Custodian fees and expenses	81
Distribution and marketing fees	81

Total expenses	810

Net income	$204,108

Net income per share	$0.68
Net income per weighted average share	$0.68
Weighted average shares outstanding	300,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

From the commencement of
operations (March 28, 2012)
through March 31, 2012
Operations
Net income	$204,108

Capital transactions
Issuance of Shares	15,000,000

Net change in net assets	15,204,108

Net assets, beginning of period	100

Net assets, end of period	$15,204,208
Net asset value per share at beginning of period	$50.00

At end of period	$50.68

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENT OF CASH FLOWS

(Unaudited)

From the commencement
of operations (March 28, 2012)
through March 31, 2012
Cash flows from operating activities:
Net income	$204,108
Adjustments to reconcile net income to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on securities	(203,197)
Changes in operating assets and liabilities:
Purchase of investments in securities at fair value	(14,891,933)
Due to broker for securities transactions	47,308
Interest receivable	(1)
Other assets	(409)
Other liabilities	976
Net cash used in operating activities	(14,843,148)

Cash flows from financing activities:
Proceeds from sale of Shares	15,000,000
Net cash provided by financing activities	15,000,000

Net change in cash and cash equivalents	156,852
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$156,952

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

On February 10, 2012, TAGS’s initial registration of 5,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On March 28, 2011, TAGS listed its shares on the NYSE Arca under the ticker symbol “TAGS.” On the business day prior to that, TAGS issued 300,000 shares in exchange for $15,000,000 at TAGS’s initial NAV of $50 per share. TAGS also commenced investment operations on March 28, 2012 by purchasing shares of the Underlying Funds. On December 31, 2011, TAGS had two shares outstanding, which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated December 5, 2011, as applicable. The operating results from January 1, 2012 through March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Investment transactions are accounted for on a trade-date basis. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on investments are reflected in the statement of operations as the difference between the original amount and the fair  market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations.

Brokerage Commissions

Brokerage commissions are accrued on a full-turn basis.

Income Taxes

The Fund will be treated as a partnership for United States federal income tax purposes.  The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of March 31, 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $156,952 and $100 in money market funds at March 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Due from/to Broker for Securities Transactions

Due from/to broker for investments in securities are securities transactions pending settlement. For the period from the commencement of operations through March 31, 2012, all of the Fund’s securities transactions for the shares of the Underlying Funds, money balances and security positions were transacted with the Bank of New York Mellon. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

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

Sponsor Fee and Allocation of Expenses

TAGS receives pays no direct management fee to the Sponsor. The Underlying Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum; these fees are recognized in the statements contained in this Form on 10-Q for each of the Underlying Funds. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all funds managed by the Sponsor are allocated to each fund based on activity drivers deemed most appropriate by the Sponsor for such expenses.

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

Investments in the securities of the Underlying Funds are freely tradable and listed on the NYSE Arca. These investments are valued at the NAV of the Underlying Fund as of the valuation date as calculated by the administrator based on the exchange-quoted prices of the commodity futures contracts held by the Underlying Funds.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2012:

				Balance
Assets:				as of
				March 31,
	Level 1	Level 2	Level 3	2012

Exchange-traded funds	$15,095,130	$-	$-	$15,095,130
Cash equivalents	156,952	-	-	156,952
Total	$15,252,082	$-	$-	$15,252,082

				Balance
Assets:				as of
				December 31,
	Level 1	Level 2	Level 3	2011

Cash equivalents	$100	$-	$-	$100

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from commencement of operations (March 28, 2012) through March 31, 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$50.00
Income from investment operations:
Investment income	-
Net realized and unrealized gain on investment transactions	0.68
Total expenses	-
Net increase in net asset value	0.68
Net asset value at end of period	$50.68
Total Return	1.36%
Ratios to Average Net Assets (Annualized)
Total expense	0.50%
Net investment loss	(0.50)%

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

Overview/Introduction

Teucrium Commodity Trust (“Trust”) is a Delaware statutory trust organized on September 11, 2009, and is a series trust. The Teucrium Corn Fund (“CORN”) was the first commodity pool that is a series of the Trust, and as of June 9, 2010, shares of CORN could be purchased and sold on the New York Stock Exchange (“NYSE”) Arca.  In 2010, registration statements were also filed to register units of the Teucrium WTI Crude Oil Fund (“CRUD”), Teucrium Natural Gas Fund (“NAGS”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), and Teucrium Wheat Fund (“WEAT”). On April 22, 2011, an initial registration statement to register units was filed with the Securities and Exchange Commission (“SEC”) for the Teucrium Agricultural Fund (“TAGS”).  All these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund.  The Trust and the Funds operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

On February 10, 2012, the Form S-1 for TAGS was declared effective by the SEC. On February 24, 2012, the SEC granted listing authority to TAGS. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012.

The Teucrium Corn Fund, the Teucrium Natural Gas Fund, the Teucrium WTI Crude Oil Fund, the Teucrium Sugar Fund, the Teucrium Soybean Fund, the Teucrium Wheat Fund, and the Teucrium Agricultural Fund are collectively referred to herein as the “Operating Funds” and singularly referred to as an “Operating Fund.”

The Funds are designed and managed so that the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for specific futures contracts or the closing Net Asset Value per share of the Underlying Funds in the case of TAGS. Each Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts that expire in a specific month and trade on a specific exchange in the commodities comprising the Benchmark, as defined below or shares of the Underlying Funds in the case of TAGS. Each Operating Fund also holds United States Treasury Obligations and/or other high credit quality short-term fixed income securities for deposit with the commodity broker of the Funds as margin.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2012, Benchmark Component Futures Contracts weights for each of the Operating Funds:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (730 contracts, settlement date July 13, 2012)	$23,478,625	36
CBOT Corn Futures (690 contracts, settlement date September 14, 2012)	19,432,125	30
CBOT Corn Futures (840 contracts, settlement date December 14, 2012)	22,690,500	34

Total at March 31, 2012	$65,601,250	100%

NAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX Natural Gas Futures (16 contracts, settlement date September 26, 2012)	$411,040	25
NYMEX Natural Gas Futures (15 contracts, settlement date October 29, 2012)	422,400	25
NYMEX Natural Gas Futures (12 contracts, settlement date February 26, 2013)	399,000	24
NYMEX Natural Gas Futures (13 contracts, settlement date March 26, 2013)	430,430	26

Total at March 31, 2012	$1,662,870	100%

CRUD Benchmark Component Futures Contracts	Notional Value	Weight (%)
WTI Crude Oil Futures (12 contracts, settlement date May 22, 2012)	$1,242,480	35
WTI Crude Oil Futures (10 contracts, settlement date November 16, 2012)	1,052,300	30
WTI Crude Oil Futures (12 contracts, settlement date November 20, 2013)	1,227,120	35

Total at March 31, 2012	$3,521,900	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (30 contracts, settlement date July 13, 2012)	$2,112,375	35
CBOT Soybean Futures (26 contracts, settlement date November 14, 2012)	1,765,400	30
CBOT Soybean Futures (34 contracts, settlement date November 14, 2013)	2,109,700	35

Total at March 31, 2012	$5,987,475	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (62 contracts, settlement date June 29, 2012)	$1,654,061	35
ICE Sugar Futures (53 contracts, settlement date September 28, 2012)	1,416,923	30
ICE Sugar Futures (60 contracts, settlement date February 28, 2013)	1,648,416	35

Total at March 31, 2012	$4,719,400	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (61 contracts, settlement date July 13, 2012)	$2,055,700	35
CBOT Wheat Futures (51 contracts, settlement date September 14, 2012)	1,759,500	30
CBOT Wheat Futures (58 contracts, settlement date December 14, 2012)	2,064,800	35

Total at March 31, 2012	$5,880,000	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund	$3,770,130	25%
Shares of Teucrium Soybean Fund	3,776,564	25
Shares of Teucrium Sugar Fund	3,749,246	25
Shares of Teucrium Wheat Fund	3,799,190	25

Total at March 31, 2012	$15,095,130	100%

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

The total portfolio composition for each Operating Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com ; for NAGS is www.teucriumnagsfund.com ; for CRUD is www.teucriumcrudfund.com ; for CANE is www.teucriumcanefund.com; for SOYB is www.teucriumsoybfund.com; for WEAT is www.teucriumweatfund.com; for TAGS is www.teucriumtagsfund.com . These sites are accessible at no charge.  The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract and Cleared Swap (for example, like Corn Futures Contracts, Cleared Corn Swaps are standardized as to certain material economic terms, including that each such swap be for a quantity of 5,000 bushels, which permits less flexibility in their structuring than with over-the-counter Corn Interests. The two parties to a Cleared Corn Swap agree on the specific fixed price component and the calendar month of expiration, and agree to submit the Cleared Corn Swap to the clearing organization. The clearing organization assumes the credit risk relating to the transaction, which effectively eliminates the creditworthiness of the counterparty as a risk. Unlike Corn Futures Contracts, Cleared Corn Swaps call for settlement in cash, and do not permit settlement by delivery or receipt of physical corn). The specific types of Other Interests (in addition to futures contracts, options on futures contracts and cleared swaps, derivative contracts) that are tied to various commodities are entered into outside of public exchanges.  These “over-the-counter” contracts are entered into between two parties in private contracts.  For example, unlike Futures Contracts and Cleared Corn Swaps, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party, ( i.e. , the risk that the other party will not be able to perform its obligations under its contract), and characteristics of such Other Interests, the name and value of each Treasury security and cash equivalent, and the amount of cash held in the Fund’s portfolio.

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

Performance Summary

This report covers the period from January 1, 2012 or the commencement of operation, whichever is applicable, to March 31, 2012, for each Operating Fund. TAGS commenced operations on March 28, 2011.

The performance of each Operating Fund for the period January 1, 2012 to March 31, 2012 and the exchange-traded Shares are detailed below in “Results of Operations.”  Past performance of a Fund is not necessarily indicative of future performance.

CORN Per Share Operation Performance
Net asset value at beginning of period	$41.92
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.23)
Total expenses	(0.53)
Net decrease in net asset value	(2.75)
Net asset value end of period	$39.17
Total Return	(6.56)%
Ratios to Average Net Assets (Annualized)
Total expense	5.21%
Net investment loss	(5.15)%

NAGS Per Share Operation Performance
Net asset value at beginning of period	$13.81
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(2.75)
Total expenses	(0.04)
Net decrease in net asset value	(2.79)
Net asset value at end of period	$11.02
Total Return	(20.20)%
Ratios to Average Net Assets (Annualized)
Total expense	1.57%
Net investment loss	(1.51)%

CRUD Per Share Operation Performance
Net asset value at beginning of period	$44.45
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	2.78
Total expenses	(0.81)
Net increase in net asset value	1.98
Net asset value at end of period	$46.43
Total Return	4.45%
Ratios to Average Net Assets (Annualized)
Total expense	7.02%
Net investment loss	(6.95)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$21.86
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	2.79
Total expenses	(0.59)
Net increase in net asset value	2.20
Net asset value at end of period	$24.06
Total Return	10.11%
Ratios to Average Net Assets (Annualized)
Total expense	10.51%
Net investment loss	(10.44)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$23.06
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	1.31
Total expenses	(0.60)
Net increase in net asset value	0.71
Net asset value at end of period	$23.77
Total Return	3.08%
Ratios to Average Net Assets (Annualized)
Total expense	10.29%
Net investment loss	(10.22)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$22.36
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(0.35)
Total expenses	(0.59)
Net increase in net asset value	(0.94)
Net asset value at end of period	$21.42
Total Return	(4.20)%
Ratios to Average Net Assets (Annualized)
Total expenses	11.06%
Net investment loss	(11.00)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$50.00
Income from investment operations:
Investment income	-
Net realized and unrealized gain on investment transactions	0.68
Total expenses	-
Net increase in net asset value	0.68
Net asset value at end of period	$50.68
Total Return	1.36%
Ratios to Average Net Assets (Annualized)
Total expense	0.50%
Net investment loss	(0.50)%

Results of Operations

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The discussion is limited to CORN as that was the only fund that operated for the full periods addressed. NAGS commenced operations on February 1, 2011, and thus operated for only two of three months in the 2011 period. CRUD commenced operations on February 23, 2011 and thus operated for less than two of three months in the 2011 period. SOYB, CANE and WEAT did not commence operations until September 19, 2011 and thus did not operate at all in the quarter ended March 31, 2011. TAGS did not commence operations until March 28, 2012.

The Teucrium Corn Fund

The Teucrium Corn Fund had a total loss of $(3,568,540) for the quarter ended March 31, 2012 compared to a total income of $7,668,784 for the quarter ended March 31, 2011. The change in total income was driven by a change in the value of the underlying commodity contracts. On March 31, 2011, corn futures on the CBOT traded sharply higher and were in a “limit up” condition. This was the result of the projected relatively low stocks to use ratio for the 2010-2011 crop year, which had been confirmed by the USDA to be potentially as low as 5%, the lowest in fifteen years, in combination with only a 5% increase in corn acres planted being released by the USDA at 8:30 am on March 31, 2011 in the Prospective Planting Report. On March 9, 2012, the USDA released its monthly report. By this date, the stocks to use ratio for the 2010-2011 crop year had risen to 8.6% and the stocks to use ratio for 2011-2012 was projected to be 6.3%. On March 30, 2012, the USDA released its most recent Prospective Planting Report which indicated that acres planted for corn would increase to 95.9 million acres for the 2012-2013 crop year, and although prices for corn futures contracts generally traded higher on that day, the price per contract was lower than that on March 31, 2011. A summary of the USDA’s most recent monthly report for the corn market is presented below under Market Outlook.

The Teucrium Corn Fund had total expenses of $887,559 for the quarter ended March 31, 2012 compared with $380,269 for the quarter ended March 31, 2011. This increase of $507,290 was driven primarily by a $368,032 increase in accruals for marketing and distribution expenses related to the on-going operations of the Fund, including expenses for regulatory compliance, marketing efforts including conferences and media, and trading operations. The increase of $92,003 in professional fees resulted principally by an increase in accruals for legal fees related to routine and on-going regulatory filings for the Fund. The total expense ratio for the quarter ended March 31, 2011 was 2.43% while it was 5.21% for the quarter ended March 31, 2012. This higher expense ratio was driven by the increase in expense accruals discussed above and a reduction in net assets.

Shares outstanding decreased slightly period over period from 1,700,004 on March 31, 2011 to 1,675,004 on March 31, 2012. The size of a basket for creates and redeems was reduced over this timeframe from 100,000 shares per basket on March 31, 2011 to 25,000 per basket on March 31, 2012.

The seasonality patterns for corn futures prices are impacted by a variety of factors. These include, but are not limited to, the harvest in the fall, the planting conditions in the spring, and the weather throughout the critical germination and growing periods. Prices for corn futures are affected by the availability and demand for substitute agricultural commodities, including soybeans and wheat, and the demand for corn as an additive for fuel, through the production of ethanol. The price of corn futures contracts is also influenced by global economic conditions, including the demand for exports to other countries. Such factors will impact the performance of the fund and the results of operations on an on-going basis. The Sponsor cannot predict the impact of such factors.

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

The United States Department of Agriculture (“USDA”) publishes monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption.  These reports are available on the USDA’s website, www.usda.gov , at no charge.  On April 10, 2012, the USDA released its monthly World Agricultural and Supply and Demand Estimates and estimated that for the Crop Year 2011-2012, the yield per acre for U.S. production would be 147.2 bushels per acre with 91.9 million acres planted and 84.0 million acres harvested.  The total domestic supply of corn is similarly estimated to be 13,506 million bushels with total usage, including exports, forecast at 12,705 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 801 million bushels, down significantly from the 1,708 million bushels for the 2009-2010 Crop Year, and down from the 1,128 million bushels estimated for the 2010-2011 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, and is projected at 23.0 days for 2011/12, down significantly from the 47.7 days in 2009-2010, but only down slightly for the 31.5 days for the USDA’s April 10 estimate for 2010-2011.

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

The United States Department of Agriculture (“USDA”) publishes monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov , at no charge. On April 10, 2012, the USDA released its monthly World Agricultural and Supply and Demand Estimates and estimated that for the Crop Year 2011-2012, the yield per acre for U.S. production would be 41.5 bushels per acre with 75.0 million acres planted and 73.6 million acres harvested.  The total domestic supply of soybeans is similarly estimated to be 3,286 million bushels with total usage, including exports, forecast at 3,036 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 250 million bushels, up from the 151 million bushels for the 2009-2010 Crop Year, and from the 215 million bushels estimated for the 2010-2011 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, and is projected at 30.1 days for 2011/12, up from the 15.7 days in 2009-2010, and from the 23.9 days for the USDA’s April 10 estimate for 2010-2011.

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

The United States Department of Agriculture (“USDA”) publishes monthly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov , at no charge. On April 10, 2012, the USDA released its monthly World Agricultural and Supply and Demand Estimates and estimated that for the Crop Year 2011-2012, the yield per acre for U.S. production would be 43.7 bushels per acre with 54.4 million acres planted and 45.7 million acres harvested.  The total domestic supply of wheat is similarly estimated to be 2,982 million bushels with total usage, including exports, forecast at 2,189 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 793 million bushels, down from the 976 million bushels for the 2009-2010 Crop Year, and from the 862 million bushels estimated for the 2010-2011 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, and is projected at 132.2 days for 2011/12, down from the 176.5 days in 2009-2010, but up from the 130.2 days for the USDA’s April 10 estimate for 2010-2011.

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

The exposure of the Funds to market risk will depend on the market price of the specific commodities held by the Fund. The market price of the commodities depends in part on the volatility of interest rates and foreign exchange rates and the liquidity of the commodity-specific markets.

Over-the-Counter Derivatives Risk

In addition to futures contracts, options on futures contracts and cleared swaps, derivative contracts that are tied to various commodities, are entered into outside of public exchanges. These “over-the-counter” contracts are entered into between two parties in private contracts. Unlike Futures Contracts and Cleared Swaps, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party, i.e., the risk that the other party will not be able to perform its obligations under its contract.

Some over-the-counter derivatives contracts contain relatively standardized terms and conditions and are available from a wide range of participants. Others have highly customized terms and conditions and are not as widely available. While the Fund may enter into these more customized contracts, the Fund will only enter into over-the-counter contracts containing certain terms and conditions, as discussed further below, that are designed to minimize the credit risk to which the Fund will be subject and only if the terms and conditions of the contract are consistent with achieving the Fund’s investment objective of closely tracking the Benchmark. The over-the-counter contracts that the Fund may enter into will take the form of either forward contracts or swaps.

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the over-the-counter markets. In some instances such contracts may provide for cash settlement instead of making or taking delivery of the underlying commodity. Forward contracts for a given commodity are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, generally there is no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. However, in some instances such contracts may provide a right of offset that will allow for the receipt of profit and payment for losses prior to the delivery date.

Like a Cleared Swap, an over-the-counter swap agreement is a bilateral contract to exchange a periodic stream of payments determined by reference to a notional amount, with payment typically made between the parties on a net basis. For instance, in the case of a corn swap, the Fund may be obligated to pay a fixed price per bushel of corn multiplied by a notional number of bushels and be entitled to receive an amount per bushel equal to the current value of an index of corn prices, the price of a specified Corn Futures Contract, or the average price of a group of Corn Futures Contracts such as the Benchmark (times the same notional number of bushels). Unlike Cleared Swaps, however, each party to the swap is subject to the credit risk of the other party. The Fund only enters into over-the-counter swaps on a net basis, where the two payment streams are netted out on a daily basis, with the parties receiving or paying, as the case may be, only the net amount of the two payments. Swaps do not generally involve the delivery of underlying assets or principal. Accordingly, the Fund’s risk of loss with respect to an over-the-counter swap generally is limited to the net amount of payments that the counterparty is contractually obligated to make less any collateral deposits the Fund is holding.

To reduce the credit risk that arises in connection with over-the-counter contracts, the Fund generally enters into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of the Fund’s overall exposure to its counterparty and for daily payments based on the marked to market value of the contract.

The creditworthiness of each potential counterparty will be assessed by the Sponsor. The Sponsor assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the Sponsor. The creditworthiness of existing counterparties will be reviewed periodically by the Sponsor. The Sponsor’s President has over 25 years of experience in over-the-counter derivatives trading, including the counterparty creditworthiness analysis inherent therein, and the Sponsor’s Treasurer and Secretary, through his prior experience as a Chief Financial Officer and Treasurer, has extensive experience evaluating the creditworthiness of business partners and counterparties to commercial and derivative contracts. Notwithstanding this experience, there is no guarantee that the Sponsor’s creditworthiness analysis will be successful and that counterparties selected for Fund transactions will not default on their contractual obligations.

The Fund also may require that a counterparty be highly rated and/or provide collateral or other credit support. The Sponsor on behalf of the Fund may enter into over-the-counter contracts with various types of counterparties, including: (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, (d) producers of corn such as farmers and related agricultural enterprises, (e) users of corn such as producers of prepared food products and ethanol producers, (f) any other person (including affiliates of any of the above) who are engaged to a substantial degree in the business of trading commodities. Certain of these types of counterparties will not be subject to regulation by the CFTC or any other significant federal or state regulatory structure. While it is the Sponsor’s preference to use regulated entities as counterparties, the Sponsor primarily considers creditworthiness in selecting counterparties rather than the primary business of the prospective counterparty or the regulatory structure to which it is subject.

Regulatory Environment

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in response to the economic crisis of 2008 and 2009, significantly alters the regulatory regime to which the securities and commodities markets are subject. In particular, the Dodd-Frank Act alters the regulation of commodity interests. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including energy-based, metal and agricultural commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. Additionally, subject to certain narrow exceptions, the new law requires the aggregation, for purposes of position limits, of all positions in Reference Contracts held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, but it continues to issue proposed versions of additional rules that it has authority to promulgate. In addition, the CFTC has begun to issue final rules under the Dodd-Frank Act, including position limits rules and rules relating to recordkeeping and reporting of swap transactions, and is expected to continue to do so in 2012. The effect of future regulatory change on the Funds, and the exact timing of such changes, are impossible to predict but it may be substantial and adverse. Specifically, the new law, the rules that have been promulgated thereunder, and the rules that are expected to be promulgated may negatively impact the Funds’ ability to meet their investment objectives, either through position limits or requirements imposed on them and/or on their counterparties. In particular, new position limits imposed on a Fund or its counterparty may impact the Fund’s ability to invest in a manner that most efficiently meets its investment objective. New requirements, including capital imposed on the Funds’ counterparties and the mandatory clearing of swaps, may increase the cost of the Fund’s investments and doing business.

Off Balance Sheet Financing

As of March 31, 2012, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

Contractual Obligations

The primary contractual obligations of each Fund will be with the Sponsor and certain other service providers.  Except for TAGS, which has no management fee, the Sponsor, in return for its services, will be entitled to a management fee calculated as a fixed percentage of each Fund’s NAV, currently 1.00% of its average net assets.  Each Fund will also be responsible for all ongoing fees, costs and expenses of its operation, including (i) brokerage and other fees and commissions incurred in connection with the trading activities of the Fund; (ii) expenses incurred in connection with registering additional Shares of the Fund or offering Shares of the Fund; (iii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iv) the payment of any distributions related to redemption of Shares; (v) payment for routine services of the Trustee, legal counsel and independent accountants; (vi) payment for routine accounting, bookkeeping, custodial and transfer agency services, whether performed by an outside service provider or by affiliates of the Sponsor; (vii) postage and insurance; (viii) costs and expenses associated with client relations and services; (ix) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (xi) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto).  On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice.

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

Benchmark Performance

The Operating Funds are new and have a limited operating history. Investing in commodity interests, or the Underlying Funds in the case of TAGS, subjects the Funds to the risks of the underlying commodity market, and this could result in substantial fluctuations in the price of each Fund’s Shares. Unlike mutual funds, the Funds generally will not distribute dividends to Shareholders. Investors may choose to use the Funds as a means of investing indirectly in the underlying commodity, and there are risks involved in such investments. The Sponsor has limited experience operating a commodity pool. Investors may choose to use the Funds as vehicles to hedge against the risk of loss, and there are risks involved in hedging activities.

During the period from January 1, 2012 through March 31, 2012, (excluding TAGS which commenced operations on March 28, 2012 and therefore did not operate for a sufficient period of time for information to be presented for TAGS) the average daily change in the NAV of the Funds was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

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

The exposure of the Funds to market risk will depend primarily on the market price of the specific commodities held by the Fund. The market price of the commodities depends in part on the volatility of interest rates and foreign exchange rates and the liquidity of the commodity-specific markets.

TAGS is subject to the risks of the commodity-specific futures contracts of the Underlying Funds as the fair value of its holdings is based on the NAV of each of the Underlying Funds, each of which is directly impacted by the factors discussed above.

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of March 31, 2012. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share.

CORN:

	March 31, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of March 31, 2012	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
CBOT Jul12 Corn Futures	730	$6.4325	$23,478,625	$21,130,763	$19,956,831	$18,782,900	$25,826,488	$27,000,419	$28,174,350
CBOT SEPT12 Corn Futures	690	$5.6325	$19,432,125	$17,488,913	$16,517,306	$15,545,700	$21,375,338	$22,346,944	$23,318,550
CBOT DEC12 Corn Futures	840	$5.4025	$22,690,500	$20,421,450	$19,286,925	$18,152,400	$24,959,550	$26,094,075	$27,228,600
Total CBOT Corn Futures			$65,601,250	$59,041,125	$55,761,063	$52,481,000	$72,161,375	$75,441,438	$78,721,500

Shares outstanding			1,675,004	1,675,004	1,675,004	1,675,004	1,675,004	1,675,004	1,675,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$39.16	$35.25	$33.29	$31.33	$43.08	$45.04	$47.00
Total Net Asset Value per Share as reported			$39.17
Change in the Net Asset Value per Share				$(3.92)	$(5.87)	$(7.83)	$3.92	$5.87	$7.83

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

NAGS:

	March 31, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of March 31, 2012	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Henry Hub NYMEX Natural Gas Futures OCT12	16	$2.5690	$411,040	$369,936	$349,384	$328,832	$452,144	$472,696	$493,248
Henry Hub NYMEX Natural Gas Futures NOV12	15	$2.8160	$422,400	$380,160	$359,040	$337,920	$464,640	$485,760	$506,880
Henry Hub NYMEX Natural Gas Futures MAR12	12	$3.3250	$399,000	$359,100	$339,150	$319,200	$438,900	$458,850	$478,800
Henry Hub NYMEX Natural Gas Futures APR12	13	$3.3110	$430,430	$387,387	$365,866	$344,344	$473,473	$494,995	$516,516
Total Henry Hub NYMEX Natural Gas Futures			$1,662,870	$1,496,583	$1,413,440	$1,330,296	$1,829,157	$1,912,301	$1,995,444

Shares outstanding			150,004	150,004	150,004	150,004	150,004	150,004	150,004

Net Asset Value per Share attributable directly to NYMEX Natural Gas Futures			$11.09	$9.98	$9.42	$8.87	$12.19	$12.75	$13.30
Total Net Asset Value per Share as reported			$11.02
Change in the Net Asset Value per Share				$(1.11)	$(1.66)	$(2.22)	$1.11	$1.66	$2.22

Percent Change in the Net Asset Value per Share				-10.06%	-15.09%	-20.12%	10.06%	15.09%	20.12%

CRUD:

	March 31, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of March 31, 2012	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
NYMEX WTI Crude Oil Futures JUN12	12	$103.5400	$1,242,480	$1,118,232	$1,056,108	$993,984	$1,366,728	$1,428,852	$1,490,976
NYMEX WTI Crude Oil Futures DEC12	10	$105.2300	$1,052,300	$947,070	$894,455	$841,840	$1,157,530	$1,210,145	$1,262,760
NYMEX WTI Crude Oil Futures DEC13	12	$102.2600	$1,227,120	$1,104,408	$1,043,052	$981,696	$1,349,832	$1,411,188	$1,472,544
Total NYMEX WTI Crude Oil Futures			$3,521,900	$3,169,710	$2,993,615	$2,817,520	$3,874,090	$4,050,185	$4,226,280

Shares outstanding			75,002	75,002	75,002	75,002	75,002	75,002	75,002

Net Asset Value per Share attributable directly to NYMEX WTI Crude Oil Futures			$46.96	$42.26	$39.91	$37.57	$51.65	$54.00	$56.35
Total Net Asset Value per Share as reported			$46.43
Change in the Net Asset Value per Share				$(4.70)	$(7.04)	$(9.39)	$4.70	$7.04	$9.39

Percent Change in the Net Asset Value per Share				-10.11%	-15.17%	-20.23%	10.11%	15.17%	20.23%

SOYB:

	March 31, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of March 31, 2012	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
CBOT JUL12 Soybean Futures	30	$14.0825	$2,112,375	$1,901,138	$1,795,519	$1,689,900	$2,323,613	$2,429,231	$2,534,850
CBOT NOV12 Soybean Futures	26	$13.5800	$1,765,400	$1,588,860	$1,500,590	$1,412,320	$1,941,940	$2,030,210	$2,118,480
CBOT NOV13 Soybean Futures	34	$12.4100	$2,109,700	$1,898,730	$1,793,245	$1,687,760	$2,320,670	$2,426,155	$2,531,640
Total CBOT Soybean Futures			$5,987,475	$5,388,728	$5,089,354	$4,789,980	$6,586,223	$6,885,596	$7,184,970

Shares outstanding			250,004	250,004	250,004	250,004	250,004	250,004	250,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$23.95	$21.55	$20.36	$19.16	$26.34	$27.54	$28.74
Total Net Asset Value per Share as reported			$24.06
Change in the Net Asset Value per Share				$(2.39)	$(3.59)	$(4.79)	$2.39	$3.59	$4.79

Percent Change in the Net Asset Value per Share				-9.95%	-14.93%	-19.91%	9.95%	14.93%	19.91%

CANE:

	March 31, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of March 31, 2012	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
ICE #11 Sugar Futures JUL12	62	$0.2382	$1,654,061	$1,488,655	$1,405,952	$1,323,249	$1,819,467	$1,902,170	$1,984,873
ICE #11 Sugar Futures OCT12	53	$0.2387	$1,416,923	$1,275,231	$1,204,385	$1,133,539	$1,558,616	$1,629,462	$1,700,308
ICE #11 Sugar Futures MAR13	60	$0.2453	$1,648,416	$1,483,574	$1,401,154	$1,318,733	$1,813,258	$1,895,678	$1,978,099
Total ICE #11 Sugar Futures			$4,719,400	$4,247,460	$4,011,490	$3,775,520	$5,191,340	$5,427,310	$5,663,280

Shares outstanding			200,004	200,004	200,004	200,004	200,004	200,004	200,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$23.60	$21.24	$20.06	$18.88	$25.96	$27.14	$28.32
Total Net Asset Value per Share as reported			$23.77
Change in the Net Asset Value per Share				$(2.36)	$(3.54)	$(4.72)	$2.36	3.54	$4.72

Percent Change in the Net Asset Value per Share				-9.93%	-14.89%	-19.85%	9.93%	14.89%	19.85%

WEAT:

	March 31, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of March 31, 2012	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
CBOT Wheat Futures JUL12	61	$6.7400	$2,055,700	$1,850,130	$1,747,345	$1,644,560	$2,261,270	$2,364,055	$2,466,840
CBOT Wheat Futures SEP12	51	$6.9000	$1,759,500	$1,583,550	$1,495,575	$1,407,600	$1,935,450	$2,023,425	$2,111,400
CBOT Wheat Futures DEC12	58	$7.1200	$2,064,800	$1,858,320	$1,755,080	$1,651,840	$2,271,280	$2,374,520	$2,477,760
Total CBOT Wheat Futures			$5,880,000	$5,292,000	$4,998,000	$4,704,000	$6,468,000	$6,762,000	$7,056,000

Shares outstanding			275,004	275,004	275,004	275,004	275,004	275,004	275,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$21.38	$19.24	$18.17	$17.11	$23.52	$24.59	$25.66
Total Net Asset Value per Share as reported			$21.42
Change in the Net Asset Value per Share				$(2.14)	$(3.21)	$(4.28)	$2.14	$3.21	$4.28

Percent Change in the Net Asset Value per Share				-9.98%	-14.97%	-19.96%	9.98%	14.97%	19.96%

TAGS:

	March 31, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of			Fair	Fair	Fair	Fair	Fair	Fair
Holdings as of March 31, 2012	Shares Held	Closing NAV	Fair Value	Value	Value	Value	Value	Value	Value
Teucrium Wheat Fund	177,340	$21.4232	$3,799,190	$3,419,271	$3,229,312	$3,039,352	$4,179,109	$4,369,069	$4,559,028
Teucrium Corn Fund	96,248	$39.1710	$3,770,130	$3,393,117	$3,204,611	$3,016,104	$4,147,143	$4,335,650	$4,524,156
Teucrium Soybean Fund	156,984	$24.0570	$3,776,564	$3,398,908	$3,210,079	$3,021,251	$4,154,220	$4,343,049	$4,531,877
Teucrium Sugar Fund	157,762	$23.7652	$3,749,245	$3,374,321	$3,186,859	$2,999,396	$4,124,170	$4,311,632	$4,499,095
Total value of shares of the Underlying Funds			$15,095,130	$13,585,617	$12,830,861	$12,076,104	$16,604,643	$17,359,400	$18,114,156

Shares outstanding			300,002	300,002	300,002	300,002	300,002	300,002	300,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$50.32	$45.29	$42.77	$40.25	$55.35	$57.86	$60.38
Total Net Asset Value per Share as reported			$50.68
Change in the Net Asset Value per Share				$(5.03)	$(7.55)	$(10.06)	$5.03	$7.55	$10.06

Percent Change in the Net Asset Value per Share				-9.93%	-14.89%	-19.86%	9.93%	14.89%	19.86%

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

Ongoing or “maintenance” margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open futures contract changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to the Underlying Fund’s trading, the Funds (and not its shareholders personally) are subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

The Dodd-Frank Act requires the CFTC, the SEC and the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared or over-the-counter swaps). The proposed rules would require swap dealers and major swap participants to collect both variation and initial margin from their financial entity counterparties such as the Underlying Funds but would not require these swap dealers or major swap participants to post variation margin or initial margin to the Underlying Funds.  The CFTC and the Prudential Regulators have proposed rules addressing margin requirements but have not implemented any rules on these issues.

During the three months ended March 31, 2012, neither the Sponsor nor the Trust employed any hedging methods such as those described above as all of its investments were made over an exchange. Therefore, during such period, the Funds were not exposed to counterparty risk.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal controls over the financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

 None.

Item 1A. Risk Factors

The commodity interests in which each of the Funds invests, TAGS invests through the shares of the Underlying Funds, are referred to as Commodity Interests and for each Fund individually as the specific commodity interests, e.g. Corn Interests.

Risks Applicable to all Funds

•	Unlike mutual funds, commodity pools and other investment pools that manage their investments so as to realize income and gains for distribution to their investors, the Fund generally does not distribute dividends to Shareholders. One should not invest in the Fund if they need cash distributions from the Fund to pay taxes on their share of income and gains of the Fund, if any, or for other purposes.

•	The Sponsor intends to re-invest any income and realized gains of the Fund in additional Commodity Interests, or shares of the Underlying Funds in the case of TAGS, rather than distributing cash to Shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, the Fund generally will not distribute cash to Shareholders. One should not invest in the Fund if you will need cash distributions from the Fund to pay taxes on your share of income and gains of the Fund, if any, or for any other reason. Although the Fund does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in corn interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

•	To the extent that investors use the Fund as a means of investing indirectly in a specific commodity interest, there is the risk that the changes in the price of the Fund’s Shares on the NYSE Arca will not closely track the changes in spot price of that commodity interest. This could happen if the price of Shares traded on the NYSE Arca does not correlate closely with the Fund’s NAV; the changes in the Fund’s NAV do not correlate closely with changes in the Benchmark; or the changes in the Benchmark do not correlate closely with changes in the cash or spot price of the specific commodity interest. This is a risk because if these correlations are not sufficiently close, then investors may not be able to use the Fund as a cost-effective way to invest indirectly in the specific commodity interest, or the underlying specific commodity interest in the case of TAGS, or as a hedge against the risk of loss in commodity-related transactions.

•	The Sponsor has limited experience operating commodity pools. The Sponsor currently sponsors seven commodity pools, all of which have commenced operations as of March 31, 2012. Prior to June 9, 2010, the Sponsor had never operated a commodity pool.

•	The Fund has a limited operating history, so there is no significant performance history to serve as a basis for an investor to evaluate an investment in the Fund.

•	The Fund is not an investment company subject to the Investment Company Act of 1940. Accordingly, an investor does not have the protections afforded by that statute, which, for example, requires investment companies to have a board of directors with a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

•	In managing and directing the day-to-day activities and affairs of the Fund, the Sponsor relies almost entirely on a small number of individuals, including Mr. Sal Gilbertie, Mr. Dale Riker, Mr. Kelly Teevan, Mr. Steve Kahler and Ms. Barbara Riker. If Mr. Gilbertie, Mr. Riker, Mr. Teevan, Mr. Kahler or Ms. Riker were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Fund. To the extent that the Sponsor establishes additional commodity pools, even greater demands will be placed on these individuals.

•	The Sponsor was formed for the purpose of managing the Trust, including the Fund and the other Teucrium Funds, and any other series of the Trust that may be formed in the future, and has been provided with capital primarily by its principals and a small number of outside investors. If the Sponsor operates at a loss for an extended period, its capital will be depleted and it may be unable to obtain additional financing necessary to continue its operations. If the Sponsor were unable to continue to provide services to the Fund, the Fund would be terminated if a replacement sponsor could not be found.

•	The Sponsor has consulted with legal counsel, accountants and other advisers regarding the formation and operation of the Trust and Fund. No counsel has been appointed to represent an investor in connection with the offering of Shares. Accordingly, one should consult with their own legal, tax and financial advisers regarding the desirability of an investment in the Shares.

•	The Sponsor’s trading system is quantitative in nature and it is possible that the Sponsor may make errors. In addition, it is possible that a computer or software program may malfunction and cause an error in computation.

•	Increases in assets under management may affect trading decisions. While the Fund’s assets are currently at manageable levels, the Sponsor does not intend to limit the amount of Fund assets. The more assets the Sponsor manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.

•	Under the Trust Agreement, the Trustee and the Sponsor are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or Sponsor, as the case may be. That means the Sponsor may require the assets of a Fund to be sold in order to cover losses or liability suffered by the Sponsor or by the Trustee. Any sale of that kind would reduce the NAV of the Fund and the value of its Shares.

•	The Shares of the Fund are limited liability investments; Shareholders may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement.

•	An investor cannot be assured that the Sponsor will be willing or able to continue to service the Fund for any length of time. The Sponsor was formed for the purpose of sponsoring the Fund and other commodity pools, and has limited financial resources and no significant source of income apart from its management fees from such commodity pools to support its continued service for the Fund. If the Sponsor discontinues its activities on behalf of the Fund, the Fund may be adversely affected. If the Sponsor’s registrations with the CFTC or memberships in the NFA were revoked or suspended, the Sponsor would no longer be able to provide services to the Fund.

•	The Fund may terminate at any time, regardless of whether the Fund has incurred losses, subject to the terms of the Trust Agreement. For example, the dissolution or resignation of the Sponsor would cause the Trust to terminate unless shareholders holding a majority of the outstanding shares of the Trust elect within 90 days of the event to continue the Trust and appoint a successor Sponsor. In addition, the Sponsor may terminate the Fund if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate the Fund. The Fund’s termination would result in the liquidation of its investments and the distribution of its remaining assets to the Shareholders on a pro rata basis in accordance with their Shares, and the Fund could incur losses in liquidating its investments in connection with a termination. Termination could also negatively affect the overall maturity and timing of one’s investment portfolio.

•	A period of recession for the economy as a whole began in 2008, and the financial markets experienced very difficult conditions and volatility during that period. The conditions in these markets resulted in a decrease in availability of corporate credit and liquidity and led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and contributed to further consolidation within the financial services industry. A continued recession or a slow recovery could adversely affect the financial condition and results of operations of the Fund’s service providers and Authorized Purchasers, which would impact the ability of the Sponsor to achieve the Fund’s investment objective.

•	Neither the Sponsor nor the Trustee is obligated to, although each may in its respective discretion, prosecute any action, suit or other proceeding in respect of any Fund property. The Trust Agreement does not confer upon Shareholders the right to prosecute any such action, suit or other proceeding.

•	The arrangements between clearing brokers and counterparties on the one hand and the Fund on the other generally are terminable by the clearing brokers or counterparty upon notice to the Fund. In addition, the agreements between the Fund and its third-party service providers, such as the Distributor and the Custodian, are generally terminable at specified intervals. Upon termination, the Sponsor may be required to renegotiate or make other arrangements for obtaining similar services if the Fund intends to continue to operate. Comparable services from another party may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated arrangements.

•	The Sponsor does not employ trading advisors for the Fund; however, it reserves the right to employ them in the future. The only advisor to the Fund is the Sponsor. A lack of independent trading advisors may be disadvantageous to the Fund because it will not receive the benefit of their expertise.

•	The price relationship between the near month Commodity Futures Contract to expire and the Benchmark Component Futures Contracts for each Fund, or the Underlying Funds in the case of TAGS, will vary and may impact both the Fund’s total return over time and the degree to which such total return tracks the total return of the specific commodity price indices. In cases in which the near month contract’s price is lower than later-expiring contracts’ prices (a situation known as “contango” in the futures markets), then absent the impact of the overall movement in the commodity specific prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration which could cause the Benchmark Component Futures Contracts, and therefore the Fund’s total return, to track lower. In cases in which the near month contract’s price is higher than later-expiring contracts’ prices (a situation known as “backwardation” in the futures markets), then absent the impact of the overall movement in commodity specific prices the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration.

•	Investors, including those who directly participate in the specific commodity market, may choose to use the Fund as a vehicle to hedge against the risk of loss and there are risks involved in hedging activities. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedger’s opportunity to benefit from a favorable market movement.

•	The structure and operation of the Fund may involve conflicts of interest. For example, a conflict may arise because the Sponsor and its principals and affiliates may trade for themselves. In addition, the Sponsor has sole current authority to manage the investments and operations, and the interests of the Sponsor may conflict with the Shareholders’ best interests.

•	An investor will have no rights to participate in the management of the Fund and will have to rely on the duties and judgment of the Sponsor to manage the Fund. Shareholders will have very limited voting rights with respect to the Fund’s affairs. Shareholders may elect a replacement Sponsor only if the current Sponsor resigns voluntarily or loses its corporate charter. Shareholders will not be permitted to participate in the management or control of the Fund or the conduct of its business. Shareholders must therefore rely upon the duties and judgment of the Sponsor to manage the Fund’s affairs.

•	As interests in separate series of a Delaware statutory trust, the Shares do not involve the rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring shareholder oppression and derivative actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors, as the Trust does not have a board of directors, and generally will not receive regular distributions of the net income and capital gains earned by the Fund). The Fund is also not subject to certain investor protection provisions of the Sarbanes Oxley Act of 2002 and the NYSE Arca governance rules (for example, audit committee requirements).

•	The Fund is a series of a Delaware statutory trust and not itself a legal entity separate from the other Teucrium Funds. The Delaware Statutory Trust Act provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records and are accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred by a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof. Conversely, none of the debts, liabilities, obligations and expenses incurred with respect to any other series thereof is enforceable against the assets of such series. The Sponsor is not aware of any court case that has interpreted this inter-series limitation on liability or provided any guidance as to what is required for compliance. The Sponsor intends to maintain separate and distinct records for the Fund and account for the Fund separately from any other Trust series, but it is possible a court could conclude that the methods used do not satisfy the Delaware Statutory Trust Act, which would potentially expose assets in the Fund to the liabilities of one or more of the Teucrium Funds and/or any other Trust series created in the future

•	The Fund pays fees and expenses that are incurred regardless of whether it is profitable.

•	The Fund seeks to have the changes in its Shares’ NAV in percentage terms track changes in the Benchmark in percentage terms, rather than profit from speculative trading of the specific Commodity Interests, or the commodity interests of the Underlying Funds in the case of TAGS. The Sponsor therefore endeavors to manage the Fund so that the Fund’s assets are, unlike those of many other commodity pools, not leveraged (i.e., so that the aggregate value of the Fund’s exposure to losses from its investments in specific Commodity Interests at any time will not exceed the value of the Fund’s assets). There is no assurance that the Sponsor will successfully implement this investment strategy. If the Sponsor permits the Fund to become leveraged, one could lose all or substantially all of their investment if the Fund’s trading positions suddenly turns unprofitable. These movements in price may be the result of factors outside of the Sponsor’s control and may not be anticipated by the Sponsor.
•	The Fund may invest in Other Commodity Interests. To the extent that these Other Commodity Interests are contracts individually negotiated between their parties, they may not be as liquid as Commodity Futures Contracts and will expose the Fund to credit risk that its counterparty may not be able to satisfy its obligations to the Fund.

•	The futures markets are subject to comprehensive statutes, regulations and requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits, increased margin requirements, the establishment of daily price limits and the suspension of trading.

•	The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of a Fund to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in response to the economic crisis of 2008 and 2009, significantly alters the regulatory regime to which the securities and commodities markets are subject. In particular, the Dodd-Frank Act alters the regulation of commodity interests. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including energy-based, metal and agricultural commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for many swap transactions that are currently entered into in the over-the-counter market. The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, but it continues to issue proposed versions of additional rules that it has authority to promulgate. In addition, the CFTC has begun to issue final rules under the Dodd-Frank Act, including position limits rules and rules relating to recordkeeping and reporting of swap transactions, and is expected to continue to do so throughout 2012. The effects of future regulatory change on the Funds, and the exact timing of such changes, are impossible to predict but it may be substantial and adverse. Specifically, the new law, the rules that have been promulgated thereunder, and the rules that are expected to be promulgated may negatively impact the Funds’ ability to meet their investment objectives, either through position limits or requirements imposed on them and/or on their counterparties. In particular, new position limits imposed on a Fund or its counterparty may impact the Fund’s ability to invest in a manner that most efficiently meets its investment objective. New requirements, including capital requirements imposed on the Funds’ counterparties and the mandatory clearing of certain swaps, may increase the cost of the Fund’s investments and doing business.

•	If the Fund is required to sell Treasury Securities or cash equivalents at a price lower than the price at which they were acquired, the Fund will experience a loss. This loss may adversely impact the price of the Shares and may decrease the correlation between the price of the Shares, the Benchmark, and the spot price of the specific commodity interest or the commodity interests of the Underlying Funds in the case of TAGS. The value of Treasury Securities and other debt securities generally moves inversely with movements in interest rates. The prices of longer maturity securities are subject to greater market fluctuations as a result of changes in interest rates. While the short-term nature of the Fund’s investments in Treasury Securities and cash equivalents should minimize the interest rate risk to which the Fund is subject, it is possible that the Treasury Securities and cash equivalents held by the Fund will decline in value.

•	If a substantial number of requests for redemption of Redemption Baskets are received by the Fund during a relatively short period of time, the Fund may not be able to satisfy the requests from the Fund’s assets not committed to trading. As a consequence, it could be necessary to liquidate the Fund’s trading positions before the time that its trading strategies would otherwise call for liquidation.

•	Certain of the Fund’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.

o	The Fund may not always be able to liquidate its positions in its investments at the desired price. As to futures contracts, it may be difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. Limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and price fluctuation limits, may contribute to a lack of liquidity with respect to some exchange-traded commodity Interests. In addition, over-the-counter contracts and cleared swaps may be illiquid because they are contracts between two parties and generally may not be transferred by one party to a third party without the counterparty’s consent. Conversely, a counterparty may give its consent, but the Fund still may not be able to transfer an over-the-counter Commodity Interest to a third party due to concerns regarding the counterparty’s credit risk.

o	A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its commodity production or exports, or in another major export, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, the Fund does not intend at this time to establish a credit facility, which would provide an additional source of liquidity, but instead will rely only on the Treasury Securities, cash and/or cash equivalents that it holds to meet its liquidity needs. The anticipated large value of the positions in a specific Commodity Interest that the Sponsor will acquire or enter into for the Fund increases the risk of illiquidity. Because Commodity Interests may be illiquid, the Fund’s holdings may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

•	The changing nature of the participants in the commodity specific market will influence whether futures prices are above or below the expected future spot price. Producers of the specific commodity will typically seek to hedge against falling commodity prices by selling Commodity Futures Contracts. Therefore, if commodity producers become the predominant hedgers in the futures market, prices of Commodity Futures Contracts will typically be below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the commodity who purchase Commodity Futures Contracts to hedge against a rise in prices, prices of the Commodity Futures Contracts will likely be higher than expected future spot prices. This can have significant implications for the Fund when it is time to sell a Commodity Futures Contract that is no longer a Benchmark Component Futures Contract and purchase a new Commodity Futures Contract or to sell a Commodity Futures Contract to meet redemption requests.

•	While it is not the current intention of the Fund to take physical delivery of any Commodity under its Commodity Interests, Commodity Futures Contracts are traditionally not cash-settled contracts, and it is possible to take delivery under these and some Other Interests. Storage costs associated with purchasing the specific commodity could result in costs and other liabilities that could impact the value of the Commodity Futures Contracts or certain Other Interests. Storage costs include the time value of money invested in the physical commodity plus the actual costs of storing the commodity less any benefits from ownership that are not obtained by the holder of a futures contract. In general, Commodity Futures Contracts have a one-month delay for contract delivery and the pricing of back month contracts (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for the commodity while the Fund holds the Commodity Interests, the value of the Commodity Interests, and therefore the Fund’s NAV, may change as well.

•	The design of the Fund’s Benchmark is such that the Benchmark Component Futures Contracts change throughout the year, and the Fund’s investments must be rolled periodically to reflect the changing composition of the Benchmark. For example, when the second-to-expire Corn Futures Contract becomes the first-to-expire contract, such contract will no longer be a Benchmark Component Futures Contract and the Fund’s position in it will no longer be consistent with tracking the Benchmark. In the event of a corn futures market where near-to-expire contracts trade at a higher price than longer-to-expire contracts, a situation referred to as “backwardation,” then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration. As a result the Fund may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, using corn as an example, in the event of a corn futures market where near-to-expire contracts trade at a lower price than longer-to-expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. As a result the Fund’s total return may be lower than might otherwise be the case because it would be selling less expensive contracts and buying more expensive ones. The impact of backwardation and contango may lead the total return of the Fund to vary significantly from the total return of other price references, such as the spot price of the specific commodity. In the event of a prolonged period of contango, and absent the impact of rising or falling specific commodity prices, this could have a significant negative impact on the Fund’s NAV and total return.

•	The Sponsor may use spreads and straddles as part of its overall trading strategy to closely follow the Benchmark. There is a risk that the Fund’s NAV may not closely track the change in the Benchmark. Spreads combine simultaneous long and short positions in related futures contracts that differ by commodity, by market or by delivery month (for example, long April, short November). Spreads gain or lose value as a result of relative changes in price between the long and short positions. Spreads often reduce risk to investors, because the contracts tend to move up or down together. However, both legs of the spread could move against an investor simultaneously, in which case the spread would lose value. Certain types of spreads may face unlimited risk, e.g., because the price of a futures contract underlying a short position can increase by an unlimited amount and the investor would have to take delivery or offset at that price. A commodity straddle takes both long and short option position in the same commodity in the same market and delivery month simultaneously. The buyer of a straddle profits if either the long or the short leg of the straddle moves further than the combined cost of both options. The seller of the straddle profits if both the long and short positions do not trade beyond a range equal to the combined premium for selling both options. If the Sponsor were to utilize a spread or straddle position and the position performed differently than expected, the results could impact the Fund’s tracking error. This could affect the Fund’s investment objective of having its NAV closely track the Benchmark. Additionally, a loss on the position would negatively impact the Fund’s absolute return.

•	An investment in the Fund may provide little or no diversification benefits. Thus, in a declining market, the Fund may have no gains to offset investor’s losses from other investments, and one may suffer losses on their investment in the Fund at the same time one may incur losses with respect to other asset classes.

•	The Fund’s NAV includes, in part, any unrealized profits or losses on open swap agreements, futures or forward contracts. Under normal circumstances, the NAV reflects the quoted exchange settlement price of open futures contracts on the date when the NAV is being calculated. In instances when the quoted settlement price of futures contract traded on an exchange may not be reflective of fair value based on market condition, generally due to the operation of daily limits or other rules of the exchange or otherwise, the NAV may not reflect the fair value of open future contracts on such date. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.

•	In the event that one or more Authorized Purchasers that are actively involved in purchasing and selling Shares cease to be so involved, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in incurring a loss on one’s investment.

•	The Trust may, in its discretion, suspend the right to redeem Shares of the Fund or postpone the redemption settlement date: (1) for any period during which an applicable exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of the Fund’s assets is not reasonably practicable; (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders; (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of the Fund on the specific exchange where traded from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its Shareholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder’s redemption proceeds if the NAV of the Fund declines during the period of delay. The Trust Agreement provides that the Sponsor and its designees will not be liable for any loss or damage that may result from any such suspension or postponement.

•	Under CFTC regulations, a clearing broker with respect to the Fund’s exchange-traded Commodity Interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as the Fund, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. The Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which Commodity Interests are traded. From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear the Fund’s trades.

•	For all Teucrium Funds except for TAGS, the vast majority of the Fund’s assets are held in short-term Treasury Securities, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of the Fund’s assets held by the Custodian, which, at any given time, would likely comprise a substantial portion of the Fund’s total assets. For TAGS the vast majority of the Fund’s assets are held in shares of the Underlying Funds. The insolvency of the Custodian could impact the ability to access in a timely manner the Fund’s assets held by the Custodian.

•	Third parties may assert that the Sponsor has infringed or otherwise violated their intellectual property rights. Third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the Sponsor and claim that the Sponsor has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the Sponsor may have to litigate in the future to determine the validity and scope of other parties’ proprietary rights, or defend itself against claims that it has infringed or otherwise violated other parties’ rights. Any litigation of this type, even if the Sponsor is successful and regardless of the merits, may result in significant costs, divert resources from the Fund, or require the Sponsor to change its proprietary software and other technology or enter into royalty or licensing agreements. The Sponsor has a patent pending on certain business methods and procedures used with respect to the Fund. The Sponsor utilizes certain proprietary software. Any unauthorized use of such proprietary software, business methods and/or procedures could adversely affect the competitive advantage of the Sponsor or the Fund and/or cause the Sponsor to take legal action to protect its rights.

•	The Sponsor’s trading strategy is quantitative in nature and it is possible that the Sponsor will make errors in its implementation. The execution of the quantitative strategy is subject to human error, such as incorrect inputs into the Sponsor’s computer systems and incorrect information provided to the Fund’s clearing brokers. In addition, it is possible that a computer or software program may malfunction and cause an error in computation. Any failure, inaccuracy or delay in executing the Fund’s transactions could affect its ability to achieve its investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

•	The Fund’s trading activities depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that the Sponsor uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to the Sponsor’s and Fund’s reputations, increased operational expenses and diversion of technical resources.

•	The development of complex computer and communications systems and new technologies may render the existing computer and communications systems supporting the Fund’s trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers. As a result, if these third parties upgrade their systems, the Sponsor will need to make corresponding upgrades to continue effectively its trading activities. The Fund’s future success may depend on the Fund’s ability to respond to changing technologies on a timely and cost-effective basis.

•	The Fund depends on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that the Sponsor uses to conduct trading activities. Failure or inadequate performance of any of these systems could adversely affect the Sponsor’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on commodity interest transactions. This could have a material adverse effect on revenues and materially reduce the Fund’s available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for the Sponsor to conduct trading activities so that the Fund will closely track the Benchmark. Unavailability of records from brokerage firms may make it difficult or impossible for the Sponsor to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for the Sponsor to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

•	The operations of the Fund, the exchanges, brokers and counterparties with which Fund does business, and the markets in which the Fund does business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. Global terrorist attacks, anti-terrorism initiatives and political unrest continue to fuel this concern.

•	Trading in Shares of the Fund may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in view the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if its Shares are delisted.
•	Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. This feature permits commodity pools to “leverage” their assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate notional amount in excess of the commodity pool’s assets. While this leverage can increase a pool’s profits, relatively small adverse movements in the price of the pool’s commodity interests can cause significant losses to the pool. While the Sponsor does not intend to leverage the Fund’s assets, it is not prohibited from doing so under the Trust Agreement. If the Sponsor were to cause or permit the Fund to become leveraged, one could lose all or substantially all of ones investment if the Fund’s trading positions suddenly turns unprofitable.

•	A portion of the Fund’s assets may be used to trade over-the-counter Commodity Interests, such as forward contracts or swaps. Over-the-counter contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and currently are essentially unregulated by the CFTC, although this is an area of pending, substantial regulatory change. Investors therefore do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity, until such time as the pending regulatory changes are effective, which may be substantially delayed. In the meanwhile, the markets for over-the-counter contracts will continue to rely upon the integrity of market participants in lieu of the additional regulation imposed by the Dodd Frank Act and the CFTC on participants in the derivatives markets. The lack of regulation in these markets could expose the Fund in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. While increased regulation of over-the-counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd-Frank Act, there is no guarantee that such increased regulation will be effective to reduce these risks.

•	The Fund faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to the Fund, in which case the Fund could suffer significant losses on these contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. During any such period, the Fund may have difficulty in determining the value of its contracts with the counterparty, which in turn could result in the overstatement or understatement of the Fund’s NAV. The Fund may eventually obtain only limited recovery or no recovery in such circumstances.

•	Over-the-counter (“OTC”) contracts may have terms that make them less marketable than futures contracts. OTC contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions may diminish the ability to realize the full value of such contracts. In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

•	A significant portion of the Commodity Futures Contracts entered into by the Fund are traded on United States exchanges including the CBOT, NYMEX and ICE. However, a portion of the Fund’s trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as the Fund, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, the Fund has less legal and regulatory protection than it does when it trades domestically. In some of these non-U.S. markets, the performance on a futures contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes the Fund to credit risk. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.
•	The price of any non-U.S. Commodity Interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to the Fund even if the contract is profitable.

•	Some non-U.S. exchanges also may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, the Fund may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which the Sponsor bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

•	Cash or property will be distributed at the sole discretion of the Sponsor, and the Sponsor currently does not intend to make cash or other distributions with respect to Shares. An investor will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on his or her allocable share of the Fund’s taxable income, without regard to whether such investor receives distributions or the amount of any distributions. Therefore, the tax liability resulting from an investor’s ownership of Shares may exceed the amount of cash or value of property (if any) distributed.

•	Due to the application of the assumptions and conventions applied by the Fund in making allocations for tax purposes and other factors, an investor’s allocable share of the Fund’s income, gain, deduction or loss may be different than ones economic profit or loss from an investor’s Shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in one being taxed on amounts in excess of an investor’s economic income.

•	The Fund is treated as a partnership for United States federal income tax purposes. The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to publicly traded partnerships such as the Fund is in many respects uncertain. The Fund applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects Shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects an investor. If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

•	The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, the Fund will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of the Fund’s annual gross income consists of “qualifying income” as defined in the Code, (ii) the Fund is organized and operated in accordance with its governing agreements and applicable law, and (iii) the Fund does not elect to be taxed as a corporation for federal income tax purposes. Although the Sponsor anticipates that the Fund has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. The Fund has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that the Fund is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to Shareholders, the Fund would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any distributions would be taxable to Shareholders as dividend income. Taxation of the Fund as a corporation could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of the Fund’s Shares.

Risks Specific to the Teucrium Corn Fund

•	Investors may choose to use the Fund as a means of investing indirectly in corn, and there are risks involved in such investments. The risks and hazards that are inherent in corn production may cause the price of corn to fluctuate widely. Price movements for corn are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the corn harvest cycle, and various economic and monetary events. Corn production is also subject to U.S. federal, state and local regulations that materially affect operations.

•	The price movements for corn are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the corn market because it invests in Corn Interests. The risks and hazards that are inherent in the corn market may cause the price of corn to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of corn, then the price of its Shares will fluctuate accordingly.

•	The price and availability of corn is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease and infestation (including, but not limited to, Leaf Blight, Ear Rot and Root Rot); transportation difficulties; various planting, growing, or harvesting problems; and severe weather conditions (particularly during the spring planting season and the fall harvest) such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for corn in the United States to produce ethanol has also been a significant factor affecting the price of corn. In turn, demand for ethanol has tended to increase when the price of gasoline has increased, and has been significantly affected by United States governmental policies designed to encourage the production of ethanol. Recent changes in government policy have the potential to reduce the demand for ethanol over the next several years. Additionally, demand for corn is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. Finally, because corn is often used as an ingredient in livestock feed, demand for corn is subject to risks associated with the outbreak of livestock disease.

•	Corn production is subject to United States federal, state, and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, corn production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing, and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. corn producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

•	Seasonal fluctuations in the price of corn may cause risk to an investor because of the possibility that Share prices will be depressed because of the corn harvest cycle. In the United States, the corn market is normally at its weakest point, and corn prices are lowest, shortly before and during the harvest (between September and November), due to the high supply of corn in the market. Conversely, corn prices are generally highest during the winter and spring (between December and May), when farmer-owned corn has largely been sold and used. Seasonal corn market peaks generally occur around February or March. These normal market conditions are, however, often influenced by weather patterns, and domestic and global economic conditions, among others factors, and any specific year may not necessarily follow the traditional seasonal fluctuations described above. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Corn Futures Contracts expiring in the fall.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against corn-related losses or as a way to indirectly invest in corn.

o	The CFTC and U.S. designated contract markets such as the CBOT may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in Corn Futures Contracts are 600 spot month contracts, 33,000 contracts expiring in any other single month, and 33,000 total for all months. Cleared Corn Swaps are subject to position limits that are substantially identical to, but measured separately from, the limits on Corn Futures Contracts. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

o	In addition to position limits, the exchanges set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.
o	For example, the CBOT imposes a $2,000 per contract price fluctuation limit for Corn Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If two or more Corn Futures Contract months within the first five listed non-spot contracts close at the limit, the daily price limit increases to $3,000 per contract for the next business day.
o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against corn-related losses or as a way to indirectly invest in corn.
o	The Fund does not intend to limit the size of the offering and will attempt to expose substantially all of its proceeds to the corn market utilizing Corn Interests. If the Fund encounters position limits, accountability levels, or price fluctuation limits for Corn Futures Contracts and/or Cleared Corn Swaps on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Corn Interests and/or Corn Futures Contracts listed on foreign exchanges. However, the Corn Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Corn Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium Natural Gas Fund

•	Investors may choose to use the Fund as a means of investing indirectly in natural gas, and there are risks involved in such investments. The risks and hazards that are inherent in natural gas production may cause the price of natural gas to fluctuate widely. The exploration for, and production of, natural gas is an uncertain process with many risks. The cost of drilling, completing and operating wells for natural gas is often uncertain, and a number of factors can delay or prevent drilling operations or production. These include, but are not limited to: unexpected drilling conditions; pressure or irregularities in formations; equipment failures or repairs; fires or other accidents; adverse weather conditions; pipeline ruptures or spills; shortages or delays in the availability of drilling rigs and the delivery of equipment; and environmental hazards. Environmental hazards include natural gas leaks, ruptures and discharges of toxic gases. Natural gas operations are also subject to various U.S. federal, state and local regulations that materially affect operations. Natural gas production is also mostly concentrated to North America in that transporting natural gas is primarily limited to pipelines, although under limited circumstances, natural gas may be liquefied and shipped to or from North America.

•	The Fund is subject to the risks and hazards of the natural gas market because it invests in Natural Gas Interests. The risks and hazards that are inherent in the natural gas market may cause the price of natural gas to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of natural gas, then the price of its Shares will fluctuate accordingly.

•	The exploration for, and production of, natural gas is an uncertain process with many risks. The costs of drilling, completing and operating wells for natural gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including but not limited to:

o	Unexpected drilling conditions;
o	Pressure or irregularities in formations;
o	Equipment failures or repairs;
o	Fires or other accidents;
o	Pipeline ruptures or spills;
o	Shortages or delays in the availability of drilling rigs and the delivery of equipment;
o	Adverse weather conditions;
o	Political conflicts;
o	Compliance with government regulations; and
o	Environmental hazards, including natural gas leaks, ruptures and discharges of toxic gases.

•	Natural gas production and distribution is primarily centralized to North America due to the limited means of transporting natural gas (i.e., natural gas is most efficiently transported through pipelines, although it can be liquefied and then transported outside of the pipeline distribution). Consequently, regulations on the production and distribution of natural gas are primarily concentrated in the United States, Canada and Mexico. Regulations by countries outside North America generally have little impact on the spot price of natural gas.

•	Natural gas production is subject to U.S. federal, state, and local policies and regulations that materially affect operations. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of natural gas, these agencies have restricted the rates of flow of natural gas wells below actual production capacity. Federal, state and local laws regulate production, handling, storage, transportation and disposal of natural gas, by-products from natural gas and other substances and materials produced or used in connection with natural gas operations.

•	There are a variety of hazards inherent in natural gas transmission, distribution, gathering and processing, such as leaks, explosions, pollution, release of toxic substances, adverse weather conditions (such as hurricanes and flooding), pipeline failure, abnormal pressures, uncontrollable flows of natural gas, scheduled and unscheduled maintenance, physical damage to the gathering or transportation system, and other hazards which could affect the price of natural gas. To the extent these hazards limit the supply or delivery of natural gas, natural gas prices will increase.

•	Natural gas prices fluctuate seasonally. For example, in some parts of the United States and other markets, the natural gas demand for power peaks during the cold winter months, with market prices peaking at that time. As a result, in the future, the overall price of natural gas may fluctuate substantially on a seasonal and quarterly basis and thus make consecutive period to period comparisons less relevant.

•	Natural gas transmission and storage operations in North America are subject to regulation and oversight by the Federal Energy Regulatory Commission, various state regulatory agencies, and Canadian regulatory authorities. These regulatory bodies have the authority to effect rate settlements on natural gas storage, transmission and distribution services. As a consequence, the price of natural gas may be affected by a change in the rate settlements effected by one or more of these regulatory bodies.

•	Natural gas is primarily transported and stored throughout the United States by way of pipeline and underground storage facilities. These systems may not be adequate to meet demand, especially in times of peak demand or in areas of the United States where natural gas service is already limited due to minimal pipeline and storage infrastructure. As a result of the limited method for transporting and storing natural gas, the price of natural gas may fluctuate.

•	Accountability levels, position limits and price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

o	The CFTC and designated contract markets such as the NYMEX and ICE may establish accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control may hold, own or control (other than as a hedge, which an investment by the Fund is not). For example, the current accountability level for investments at any one time in Natural Gas Futures Contracts is 12,000 contracts for all months combined and 6,000 contracts for any one month. While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise scrutiny and control over an investor, including limiting an investor to holding no more than 12,000 Natural Gas Futures Contracts.

o	With regard to position limits, the NYMEX limits an investor from holding more than 1,000 net futures in the last 3 days of trading in the near month contract to expire. It is unlikely that the Fund will be subject to such position limits because of the Fund’s investment strategy to “roll” from the near month contract to expire to the same month of the following year during the period beginning two weeks from the expiration of the contract. On November 18, 2011, the CFTC adopted regulations that will impose position limits on energy futures contracts, including Natural Gas Futures Contracts. The initial spot month position limit of a combined 1,000 Natural Gas Futures Contracts and economically equivalent swaps will not be effective until 60 days after the CFTC further defines the term “swap.” Non spot month position limits will be determined based on a survey of at least 12 months of the deliverable supply of natural gas. It is not possible at this time to predict when the CFTC will make these regulations effective. The Sponsor does not believe that the proposed rules, if adopted, will have any material impact on the Fund’s investment objective.

o	The Cleared Natural Gas Swaps that are most comparable to the Benchmark Component Futures Contracts are subject to accountability levels that are substantially identical to, but are currently measured separately from, the accountability levels on Natural Gas Futures Contracts. Accountability levels are imposed by ICE of 48,000 contracts for all months (12,000 NYMEX NG contract equivalents), 24,000 contracts for any one month (6,000 NYMEX NG contract equivalents), and 4,000 contracts for the spot month (1,000 NYMEX NG contract equivalents). Exemptions may be obtained from these accountability levels for bona fide hedging, risk management and spread positions. The Fund’s ability to rely on these Cleared Natural Gas Swaps may be further limited when the position limit rules discussed above become effective.

o	In addition to accountability levels and position limits, the exchanges may also set price fluctuation limits on futures contracts. The price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price or from the price at which the limit was last imposed. When a price fluctuation limit is in effect for a particular futures contract, no trades may be made at a price beyond that limit.

o	More specifically, the NYMEX imposes a $1.50 per MMBtu ($15,000 per contract) price fluctuation limit for Natural Gas Futures Contracts. This limit is initially based off of the previous NYMEX trading day’s settlement price. If any of the first three contract months for a Natural Gas Futures Contract is traded, bid or offered at the limit, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $1.50 per MMBtu in either direction of that point. If another halt were triggered, the market would continue to be expanded by $1.50 per MMBtu in either direction after each successive five-minute trading halt. There is not maximum price fluctuation limit during any one trading session.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

o	If the Fund encounters position limits, accountability levels, or price fluctuation limits for Natural Gas Futures Contracts on the NYMEX or Cleared Natural Gas Swaps on the ICE, it may then, if permitted under applicable regulatory requirements, purchase Natural Gas Interests, including Natural Gas Futures Contracts listed on foreign exchanges. However, the Natural Gas Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. The Natural Gas Futures Contracts available on such foreign exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium WTI Crude Oil Fund

•	Investors may choose to use the Fund as a means of investing indirectly in crude oil, and there are risks involved in such investments. The risks and hazards that are inherent in oil production may cause the price of crude oil to fluctuate widely. Price movements for crude oil are influenced by, among other things, many operating risks. Such operating risks include, but are not limited to, risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, natural gas leaks, ruptures and discharges of toxic gases. Crude oil operations are also subject to various U.S. federal, state and local regulations that materially affect operations.

•	Global political risks, including geopolitical conflicts and war could cause the price of WTI sweet, crude oil to fluctuate greatly impacting the Fund’s ability to meet its investment strategy.

•	The Fund is subject to the risks and hazards of the crude oil market because it invests in Oil Interests. The risks and hazards that are inherent in the oil market may cause the price of oil to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of WTI light, sweet crude oil, then the price of its Shares will fluctuate accordingly.

•	The price and availability of light, sweet crude oil is influenced by economic and industry conditions, including but not limited to:

o	the economic activity of users - as certain economies expand, oil consumption and prices increase, and as economies contract (in a recession or depression), oil demand and prices fall;

o	the increases in oil production due to price increases making it more economical to extract oil from additional sources which may later stabilize further price increases;

o	decisions of the cartel of oil producing countries (e.g., OPEC, the Organization of the Petroleum Exporting Countries) to produce more or less oil;

o	mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment;

o	refinery capacity;

o	compliance with government regulations;

o	adverse weather conditions;

o	political conflicts - including war;

o	title issues;

o	the cancellation, shortening or delaying of crude oil drilling and production activities;

o	not finding commercially productive crude oil reservoirs;

o	operating risks including risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards; and

o	environmental hazards including oil spills, natural gas leaks, ruptures and the discharge of toxic gases.

•	Crude oil operations are also subject to various U.S. federal, state and local regulations that materially affect operations. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations the spacing of wells and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of crude oil, these agencies have restricted the rates of flow of crude oil wells below actual production capacity. Federal, state and local laws regulate production, handling, storage, transportation and disposal of crude oil, by-products from crude oil and other substances and materials produced or used in connection with crude oil operations.

•	Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil wells. Other laws have prevented exploration and drilling of oil in certain environmentally sensitive federal lands and waters. Several environmental laws that have a direct or an indirect impact on the price of crude oil include, but are not limited to, the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

•	Accountability levels, position limits and price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

•	The CFTC and U.S. designated contract markets such as the NYMEX may establish accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control may hold, own or control (other than as a hedge, which an investment by the Fund is not). For example, the current accountability level for investments at any one time in WTI Oil Futures Contracts is 20,000. While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more than 20,000 Oil Future Contracts. The Cleared Oil Swaps that are most comparable to the Benchmark Component Futures Contracts are subject to accountability levels that are substantially identical to, but measured separately from, the accountability levels for Oil Futures Contracts.

•	With regard to position limits, the NYMEX limits an investor from holding more than 3,000 net futures in the last 3 days of trading in the near month contract to expire. The Fund, however, does not believe the current position limits imposed by the NYMEX will have any impact on the Fund. On November 18, 2011, the CFTC adopted regulations that will impose position limits on energy futures contracts, including Oil Futures Contracts. The initial spot month position limit of a combined 3,000 Oil Futures Contracts and economically equivalent swaps will not be effective until 60 days after the CFTC further defines the term “swap.” Non spot month position limits will be determined based on a survey of at least 12 months of the deliverable supply of WTI crude oil. It is not possible at this time to predict when the CFTC will make these regulations effective. The Sponsor does not believe that the proposed rules, if adopted, will have any material impact on the Fund’s investment objective.

•	In addition to accountability levels and position limits, the exchanges may also set price fluctuation limits on futures contracts. The price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price or from the price at which the limit was last imposed. When a price fluctuation limit is in effect for a particular futures contract, no trades may be made at a price beyond that limit.

•	More specifically, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for WTI Oil Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If any of the first three contract months for a WTI Oil Futures Contract is traded, bid or offered at the limit, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

•	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

•	If the Fund encounters position limits, accountability levels, or price fluctuation limits for Oil Futures Contracts and/or Cleared Oil Swaps on the NYMEX or ICE, it may, if permitted under applicable regulatory requirements, purchase Other Oil Interests and/or Oil Futures Contracts listed on foreign exchanges. However, the Oil Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Oil Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, accountability levels and position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium Soybean Fund

•	Investors may choose to use the Fund as a means of investing indirectly in soybeans, and there are risks involved in such investments. The risks and hazards that are inherent in soybean production may cause the price of soybean to fluctuate widely. Global price movements for soybean are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the soybean harvest cycle, and various economic and monetary events. Soybean production is also subject to domestic and foreign regulations that materially affect operations.

•	Movements in the price of soybeans will be the result of factors outside of the Sponsor’s control and may not be anticipated by the Sponsor. Price movements for soybeans are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the soybean market because it invests in Soybean Interests. The risks and hazards that are inherent in the soybean market may cause the price of soybeans to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of soybeans, then the price of its Shares will fluctuate accordingly.

o	The price and availability of soybeans is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, heavy rains, frost, or natural disasters that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in doing business with foreign companies; legal and regulatory restrictions; transportation costs; interruptions in energy supply; currency exchange rate fluctuations; and political and economic instability. Additionally, demand for soybeans is affected by changes in international, national, regional and local economic conditions, and demographic trends. The increased production of soybean crops in South America and the rising demand for soybeans in emerging nations such as China and India have increased competition in the soybean market.

o	The supply of soybeans could be reduced by the spread of soybean rust. Soybean rust is a wind-borne fungal disease that attacks soybeans. Although soybean rust can be killed with chemicals, chemical treatment increases production costs for farmers.

o	Soybean production is subject to United States and foreign policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, and industry profitability. Additionally, soybean production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. Soybean producers also may need to comply with various environmental laws and regulations, such as those regulating the use of certain pesticides. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

o	Because processing soybean oil can create trans-fats, the demand for soybean oil may decrease due to heightened governmental regulation of trans-fats or trans-fatty acids. The U.S. Food and Drug Administration currently requires food manufacturers to disclose levels of trans-fats contained in their products, and various local governments have enacted or are considering restrictions on the use of trans-fats in restaurants. Several food processors have either switched or indicated an intention to switch to oil products with lower levels of trans-fats or trans-fatty acids.

o	In recent years, there has been increased global interest in the production of biofuels as alternatives to traditional fossil fuels and as a means of promoting energy independence. Soybeans can be converted into biofuels such as biodiesel. Accordingly, the soybean market has become increasingly affected by demand for biofuels and related legislation.

o	The costs related to soybean production could increase and soybean supply could decrease as a result of restrictions on the use of genetically modified soybeans, including requirements to segregate genetically modified soybeans and the products generated from them from other soybean products.

o	Seasonal fluctuations in the price of soybeans may cause risk to an investor because of the possibility that Share prices will be depressed because of the soybean harvest cycle. In the futures market, fluctuations are typically reflected in contracts expiring in the harvest season (i.e., contracts expiring during the fall are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Soybean Futures Contracts expiring in the fall.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against soybean-related losses or as a way to indirectly invest in soybeans.

o	The CFTC and U.S. designated contract markets may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in the Soybean Futures Contracts are 600 spot month contracts, 15,000 contracts expiring in any single month other than the spot month or 15,000 in all months combined. Cleared Soybean Swaps are subject to position limits that are substantially identical to, but measured separately from, the limits on Soybean Futures Contracts. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

o	In addition to position limits, the exchanges set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

o	Currently, the CBOT imposes an initial $3,500 per contract maximum daily price fluctuation limit on Soybean Futures Contracts. This limit is based off the previous trading day’s settlement price. If two or more Soybean Futures Contract months within the first seven listed non-spot contracts close at the limit, the daily price limit increases to $5,250 per contract for the next business day and to $8,000 per contract for the next business day.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against soybean-related losses or as a way to indirectly invest in soybeans.

o	If the Fund encounters position limits or price fluctuation limits for Soybean Futures Contracts and/or Cleared Soybean Swaps on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Soybean Interests and/or Soybean Futures Contracts listed on foreign exchanges. However, the Soybean Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Soybean Futures Contracts available on these exchanges may be subject to their own position limits or similar restrictions. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium Sugar Fund

•	Investors may choose to use the Fund as a means of investing indirectly in sugar, and there are risks involved in such investments. The risks and hazards that are inherent in sugar production may cause the price of sugar to fluctuate widely. Global price movements for sugar are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the sugar harvest cycle, and various economic and monetary events. Sugar production is also subject to domestic and foreign regulations that materially affect operations.

•	Movements in the price of sugar will be the result of factors outside of the Sponsor’s control and may not be anticipated by the Sponsor. As discussed in more detail above, price movements for sugar are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the world sugar market because it invests in Sugar Interests. The two primary sources for the production of sugar are sugarcane and sugar beets, both of which are grown in various countries around the world. The risks and hazards that are inherent in the world sugar market may cause the price of sugar to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of sugar, then the price of its Shares will fluctuate accordingly.
•	The global price and availability of sugar is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in doing business with foreign companies; legal and regulatory restrictions; fluctuation of shipping rates; currency exchange rate fluctuations; and political and economic instability. Global demand for sugar to produce ethanol has also been a significant factor affecting the price of sugar. Additionally, demand for sugar is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. The spread of consumerism and the rising affluence of emerging nations such as China and India have created demand for sugar. An influx of people in developing countries moving from rural to urban areas may create more disposable income to be spent on sugar products, and might also reduce sugar production in rural areas on account of worker shortages, all of which would result in upward pressure on sugar prices. On the other hand, public health concerns regarding obesity, heart disease and diabetes, particularly in developed countries, may reduce demand for sugar. In light of the time it takes to grow sugarcane and sugar beets and the cost of new facilities for processing these crops, it may not be possible to increase supply quickly or in a cost-effective manner in response to an increase in demand for sugar.

•	Sugar production is subject to United States and foreign policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, and industry profitability. Many foreign countries subsidize sugar production, resulting in lower prices, but this has led other countries, including the United States, to impose tariffs and import restrictions on sugar imports. Sugar producers also may need to comply with various environmental laws and regulations, such as those regulating the use of certain pesticides.

•	Seasonal fluctuations in the price of sugar may cause risk to an investor because of the possibility that Share prices will be depressed because of the sugar harvest cycle. In the futures market, contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring. While the sugar harvest seasons varies from country to country, prices of Sugar Futures Contracts tend to be lowest in the late spring and early summer, reflecting the harvest season in Brazil, the world’s leading producer of sugarcane. Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Sugar Futures Contracts expiring in the late spring or early summer.

•	Accountability levels, position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against sugar-related losses or as a way to indirectly invest in sugar.

o	U.S. designated contract markets such as the ICE Futures and the NYMEX have established accountability levels on the maximum net long or net short Sugar Futures Contracts that any person or group of persons under common trading control may hold, own or control. For example, the current ICE Futures-established accountability level for investments in Sugar No. 11 Futures Contracts for spot month is a maximum of 5,000 contracts, for any one month is 10,000, and the accountability level for all combined months is 15,000.While accountability levels are not fixed ceilings, they are thresholds above which the exchange may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more Sugar No. 11 Futures Contracts than the amount established by the accountability level. Cleared Sugar Swaps are subject to an ICE Futures accountability level of 10,000 swap positions for all months combined. This limit is measured separately from the accountability levels on Sugar No. 11 Futures Contracts. The Fund does not intend to invest in Sugar Futures Contracts or Cleared Sugar Swaps in excess of any applicable accountability levels.

o	The CFTC and U.S. designated contract markets may also establish position limits on the number of futures contracts a person or group of persons under common trading control may hold, own or control. Position limits are fixed ceilings that the Fund would not be able to exceed without specific exchange authorization. The CFTC has not currently set position limits for Sugar Futures Contracts, and ICE Futures and NYMEX have established such position limits only on spot month Sugar No. 11 Futures Contracts. Cleared Sugar Swaps are subject to ICE Futures position limits that are substantially identical to, but measured separately from, the limits on Sugar No. 11 Futures Contracts. However, because the Fund does not expect to hold spot month contracts at any time when these position limits would be applicable, it is unlikely that these limits will come into play.

o	In addition to accountability levels and position limits, exchanges may establish daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit. Currently, the ICE Futures and the NYMEX have not imposed maximum daily price fluctuation limits on Sugar Futures Contracts.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against sugar-related losses or as a way to indirectly invest in sugar.

o	If the Fund encounters accountability levels, position limits, or price fluctuation limits for Sugar Futures Contracts and/or Cleared Sugar Swaps on ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Other Sugar Interests and/or Sugar Futures Contracts listed on the NYMEX or foreign exchanges. However, the Sugar Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Sugar Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium Wheat Fund

•	Investors may choose to use the Fund as a means of investing indirectly in wheat, and there are risks involved in such investments. The risks and hazards that are inherent in wheat production may cause the price of wheat to fluctuate widely. Price movements for wheat are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the wheat harvest cycle, and various economic and monetary events. Wheat production is also subject to U.S. federal, state and local regulations that materially affect operations.

•	Movements in the price of wheat will be the result of factors outside of the Sponsor’s control and may not be anticipated by the Sponsor. As discussed in more detail above, price movements for wheat are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the wheat market because it invests in Wheat Interests. The risks and hazards that are inherent in the wheat market may cause the price of wheat to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of wheat, then the price of its Shares will fluctuate accordingly.

o	The price and availability of wheat is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Additionally, demand for food products made from wheat flour is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. More specifically, demand for such food products in the United States is relatively unaffected by changes in wheat prices or disposable income, but is closely tied to tastes and preferences. For example, in recent years the increase in the popularity of low-carbohydrate diets caused the consumption of wheat flour to decrease rapidly before rebounding somewhat after 2005. Export demand for wheat fluctuates yearly, based largely on crop yields in the importing countries.
o	Wheat production is subject to United States federal, state and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks, and industry profitability. Additionally, wheat production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. Wheat producers also may need to comply with various environmental laws and regulations, such as those regulating the use of certain pesticides. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

o	Seasonal fluctuations in the price of wheat may cause risk to an investor because of the possibility that Share prices will be depressed because of the wheat harvest cycle. In the United States, the market for winter wheat, the type of wheat upon which CBOT Wheat Futures Contracts are based, is at its lowest point, and wheat prices are lowest, shortly before and during the harvest (in the spring or early summer), due to the high supply of wheat in the market. Conversely, winter wheat prices are typically highest in the fall or early winter, when the wheat harvested that year has largely been sold and used. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the fall and early winter). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Wheat Futures Contracts expiring in the spring.

•	Position limits, accountability levels, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against wheat-related losses or as a way to indirectly invest in wheat.

•	The CFTC and U.S. designated contract markets such as the CBOT may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in CBOT Wheat Futures Contracts are 600 spot month contracts, 12,000 contracts expiring in any other single month other than the spot month or 12,000 contracts in all combined months. Cleared Wheat Swaps are subject to position limits that are substantially identical to, but measured separately from, the limits on Wheat Futures Contracts. Position limits are fixed ceilings that the Fund would not be able to exceed without specific exchange authorization.

•	In addition to position limits, the exchanges may daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

•	For example, the CBOT imposes a $3,000 per contract price fluctuation limit for Wheat Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If two or more Wheat Futures Contract months within the first five listed non-spot contracts close at the limit, the daily price limit increases to $4,500 per contract for the next business day and to $6,750 for the next business day.

•	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against wheat-related losses or as a way to indirectly invest in wheat.

•	If the Fund encounters position limits, accountability levels, or price fluctuation limits for Wheat Futures Contracts and/or Cleared Wheat Swaps on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Wheat Interests and/or Wheat Futures Contracts listed on other domestic or foreign exchanges. However, the Wheat Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Wheat Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On July 31, 2010, for all Funds listed below except the Teucrium Agricultural Fund for which the contribution was made on April 1, 2011, the Sponsor made the following capital contributions and received the following shares for that contribution prior to each Fund’s commencement of operations; such shares were sold in private offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended:
1.	a $100 capital contribution to the Teucrium WTI Crude Oil Fund, a separate series of the Trust, in exchange for two shares of such fund;
2.	a $100 capital contribution to the Teucrium Natural Gas Fund, another series of the Trust, in exchange for four shares of such fund;

3.	a $100 capital contribution to the Teucrium Soybean Fund, another series of the Trust, in exchange for four shares of such fund;
4.	a $100 capital contribution to the Teucrium Sugar Fund, another series of the Trust, in exchange for four shares of such fund; and
5.	a $100 capital contribution to the Teucrium Wheat Fund, another series of the Trust, in exchange for four shares of such fund.
6.	a $100 capital contribution to the Teucrium Agricultural Fund, another series of the Trust, in exchange for two shares of such fund.

(b)	The registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. From June 9, 2010 (the commencement of operations) through March 31, 2012, 3,500,000 Shares of the Fund were sold at an aggregate offering price of $136,403,477. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through March 31, 2012 in an amount equal to $222,547, resulting in net offering proceeds of $136,180,930. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 40,000,000 common units, or “Shares,” of Teucrium Natural Gas Fund (File No. 333-167593) was declared effective on October 22, 2010.  From February 1, 2011 (the commencement of the offering) through March 31, 2012, 250,000 Shares of the Fund were sold at an aggregate offering price of $5,648,677.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2012 in an amount equal to $38,679, resulting in net offering proceeds of $5,609,998.    The offering proceeds were invested in natural gas futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 15,000,000 common units, or “Shares,” of Teucrium WTI Crude Oil Fund (File No. 333-167594) was declared effective on October 22, 2010.  From February 23, 2011 (the commencement of the offering) through March 31, 2012, 125,000 Shares of the Fund were sold at an aggregate offering price of $6,077,099.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2012 in an amount equal to $62,067, resulting in net offering proceeds of $6,015,032.    The offering proceeds were invested in crude oil futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through March 31, 2012, 275,000 Shares of the Fund were sold at an aggregate offering price of $6,654,488.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2012 in an amount equal to $2,000, resulting in net offering proceeds of $6,015,032.    The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through March 31, 2012, 225,000 Shares of the Fund were sold at an aggregate offering price of $5,460,251.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2012 in an amount equal to $2,000, resulting in net offering proceeds of $5,458,251.    The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through March 31, 2012, 275,000 Shares of the Fund were sold at an aggregate offering price of $6,222,289.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2012 in an amount equal to $2,000, resulting in net offering proceeds of $6,220,289.    The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. From March 28, 2012 (the commencement of the offering) through March 31, 2012, 300,000 Shares of the Fund were sold at an aggregate offering price of $15,000,000.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2011 in an amount equal to $0, resulting in net offering proceeds of $15,000,000.    The offering proceeds were invested in shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for each month during the quarter ended March 31, 2012:

Issuer Purchases of CORN Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
January 1, 2012 to January 31, 2012	-	$-	N/A	N/A
February 1, 2012 to February 29, 2012	-	$-	N/A	N/A
March 1, 2012 to March 31, 2012	125,000	$41.32	N/A	N/A
Total	125,000	$41.32

Issuer Purchases of CRUD Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	-	$-	N/A	N/A
February 1, 2012 to February 29, 2012	25,000	$44.96	N/A	N/A
March 1, 2012 to March 31, 2012	-	$-	N/A	N/A
Total	25,000	$44.96

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	-	$-	N/A	N/A
February 1, 2012 to February 29, 2012	-	$-	N/A	N/A
March 1, 2012 to March 31, 2012	25,000	$23.77	N/A	N/A
Total	25,000	$23.77

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	-	$-	N/A	N/A
February 1, 2012 to February 29, 2012	-	$-	N/A	N/A
March 1, 2012 to March 31, 2012	25,000	$24.06	N/A	N/A
Total	25,000	$24.06

Issuer Purchases of NAGS Shares: Nothing to Report

Issuer Purchases of WEAT Shares: Nothing to Report

Issuer Purchases of TAGS Shares: Nothing to Report

Item 3.     Defaults Upon Senior Securities.

 None.

Item 4.     Mine Safety Disclosures.

 None.

Item 5.     Other Information.

(a) None.

(b) Not Applicable.

Item 6.           Exhibits

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

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Barbara Riker
Name:	Barbara Riker
Chief Financial Officer

Date: May 9, 2012

