Form 10-Q
period 2012-06-30
Teucrium Commodity Trust
filed 2012-08-09
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes     ☒ No

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

Index to Financial Statements

Documents	Page
TEUCRIUM COMMODITY TRUST

Statements of Assets and Liabilities at June 30, 2012 (Unaudited) and December 31, 2011	6

Schedule of Investments at June 30, 2012 (Unaudited) and December 31, 2011	7

Statements of Operations (Unaudited) for the three and six months ended June 30, 2012 and 2011	9

Statements of Changes in Net Assets (Unaudited) for the six months ended June 30, 2012 and 2011	10

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011	11

Notes to Financial Statements	12

TEUCRIUM CORN FUND

Statements of Assets and Liabilities at June 30, 2012 (Unaudited) and December 31, 2011	22

Schedule of Investments at June 30, 2012 (Unaudited) and December 31, 2011	23

Statements of Operations (Unaudited) for the three and six months ended June 30, 2012 and 2011	25

Statements of Changes in Net Assets (Unaudited) for the six months ended June 30, 2012 and 2011	26

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011	27

Notes to Financial Statements	28

TEUCRIUM NATURAL GAS FUND

Statements of Assets and Liabilities at June 30, 2012 (Unaudited) and December 31, 2011	36

Schedule of Investments at June 30, 2012 (Unaudited) and December 31, 2011	37

Statements of Operations (Unaudited) for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2012 and from commencement of operations (February 1, 2011) through June 30, 2011	39

Statements of Changes in Net Assets (Unaudited) for the six months ended June 30, 2012 and from commencement of operations (February 1, 2011) through June 30, 2011	40

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and from commencement of operations (February 1, 2011) through June 30, 2011	41

Notes to Financial Statements	42
3

TEUCRIUM WTI CRUDE OIL FUND

Statements of Assets and Liabilities at June 30, 2012 (Unaudited) and December 31, 2011	50

Schedule of Investments at June 30, 2012 (Unaudited) and December 31, 2011	51

Statements of Operations for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2012 and from commencement of operations (February 23, 2011) through June 30, 2011	53

Statements of Changes in Net Assets (Unaudited) for the six months ended June 30, 2012 and from commencement of operations (February 23, 2011) through June 30, 2011	54

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and from commencement of operations (February 23, 2011) through June 30, 2011	55

Notes to Financial Statements	56

TEUCRIUM SOYBEAN FUND

Statements of Assets and Liabilities at June 30, 2012 (Unaudited) and December 31, 2011	64

Schedule of Investments at June 30, 2012 (Unaudited) and December 31, 2011	65

Statements of Operations (Unaudited) for the three and six months ended June 30, 2012	67

Statement of Changes in Net Assets (Unaudited) for the six months ended June 30, 2012	68

Statement of Cash Flows (Unaudited) for the six months ended June 30, 2012	69

Notes to Financial Statements	70

TEUCRIUM SUGAR FUND

Statements of Assets and Liabilities at June 30, 2012 (Unaudited) and December 31, 2011	77

Schedule of Investments at June 30, 2012 (Unaudited) and December 31, 2011	78

Statements of Operations (Unaudited) for the three and six months ended June 30, 2012	80

Statement of Changes in Net Assets (Unaudited) for the six months ended June 30, 2012	81

Statement of Cash Flows (Unaudited) for the six months ended June 30, 2012	82

Notes to Financial Statements	83

TEUCRIUM WHEAT FUND

Statements of Assets and Liabilities at June 30, 2012 (Unaudited) and December 31, 2011	90

Schedule of Investments at June 30, 2012 (Unaudited) and December 31, 2011	91

Statements of Operations (Unaudited) for the three and six months ended June 30, 2012	93

Statement of Changes in Net Assets (Unaudited) for the six months ended June 30, 2012	94

Statement of Cash Flows (Unaudited) for the six months ended June 30, 2012	95

Notes to Financial Statements	96
4

TEUCRIUM COMMODITY TRUST

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$64,264,049	$80,567,901
Commodity futures contracts	4,402,049	2,125,714
Collateral, due from broker	2,971,035	8,747,339
Receivable for shares sold	2,100,775	-
Interest receivable	1,159	2,609
Other assets	700,606	404,199
Total assets	74,439,673	91,847,762

Liabilities

Payable for shares redeemed	-	4,147,011
Commodity futures contracts	503,880	3,758,460
Collateral, due to broker	16,137	-
Management fee payable to Sponsor	51,182	74,629
Other liabilities	233,050	44,094
Total liabilities	804,249	8,024,194

Net assets	$73,635,424	$83,823,568

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

June 30, 2012

(Unaudited)

	Fair	Percentage of	Principal
Description: Assets	Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.050%, due July 19, 2012	$9,999,820	13.58%	$10,000,000
U.S. Treasury bills, 0.085%, due May 17, 2012	4,999,735	6.79	5,000,000
Total U.S. Treasury obligations	14,999,555	20.37	15,000,000

Money market funds
Dreyfus Cash Management Plus	49,264,494	66.90

Total cash equivalents	$64,264,049	87.27%

			Notional
			Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (690 contracts, settlement date September 14, 2012)	$1,409,275	1.91%	$21,683,250
CBOT corn futures (588 contracts, settlement date December 14, 2012)	986,086	1.34	18,661,650
CBOT corn futures (757 contracts, settlement date December 13, 2013)	1,540,600	2.09	21,621,813

United States soybean futures contracts
CBOT soybean futures (12 contracts, settlement date November 14, 2012)	65,888	0.09	856,650
CBOT soybean futures (10 contracts, settlement date January 14, 2013)	65,750	0.09	713,250
CBOT soybean futures (14 contracts, settlement date November 14, 2013)	16,400	0.02	882,525

United States wheat futures contracts
CBOT wheat futures (26 contracts, settlement date September 14, 2012)	121,763	0.17	984,425
CBOT wheat futures (21 contracts, settlement date December 14, 2012)	77,212	0.10	815,588
CBOT wheat futures (24 contracts, settlement date December 13, 2013)	119,075	0.16	977,400
Total commodity futures contracts	$4,402,049	5.97%	$67,196,551

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (31 contracts, settlement date September 26, 2012)	$104,346	0.14%	$891,870
NYMEX natural gas futures (29 contracts, settlement date October 29, 2012)	134,521	0.18	896,390
NYMEX natural gas futures (25 contracts, settlement date February 26, 2013)	26,216	0.04	871,000
NYMEX natural gas futures (26 contracts, settlement date March 26, 2013)	7,280	0.01	896,740

United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date November 16, 2012)	74,149	0.10	693,360
WTI crude oil futures (6 contracts, settlement date May 21, 2013)	91,870	0.12	531,780
WTI crude oil futures (8 contracts, settlement date November 20, 2013)	4,514	0.01	707,600
United States sugar futures contracts
ICE sugar futures (14 contracts, settlement date February 28, 2013)	38,539	0.05	337,120
ICE sugar futures (12 contracts, settlement date April 30, 2013)	-	0.00	286,675
ICE sugar futures (14 contracts, settlement date February 28, 2014)	22,445	0.03	335,395
Total commodity futures contracts	$503,880	0.68%	$6,447,930

			Shares
Exchange-traded funds
Teucrium Corn Fund	$614,813	0.83%	14,633
Teucrium Soybean Fund	612,538	0.83	25,107
Teucrium Sugar Fund	616,756	0.84	27,939
Teucrium Wheat Fund	615,683	0.84	31,902
Total exchange-traded funds (cost $2,386,521) owned by Teucrium Agricultural Fund	$2,459,790	3.34%	99,581

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

TEUCRIUM COMMODITY TRUST

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(3,160,334)	$2,164,207	$(5,898,911)	$5,531,752
Net change in unrealized appreciation or depreciation on commodity futures contracts	6,035,022	(14,872,239)	5,530,915	(10,484,790)
Interest income	15,475	19,554	28,005	41,238
Total income (loss)	2,890,163	(12,688,478)	(339,991)	(4,911,800)

Expenses
Management fees	179,227	297,022	377,658	460,154
Professional fees	407,460	164,464	613,919	292,868
Distribution and marketing fees	423,423	196,039	961,559	296,104
Custodian fees and expenses	163,711	96,631	325,734	162,468
Business permits and licenses fees	15,030	-	16,473	-
General and administrative expenses	133,667	-	143,089	-
Brokerage commissions	19,116	22,439	25,659	31,187
Other expenses	11,216	56,026	42,154	97,399
Total expenses	1,352,850	832,621	2,506,245	1,340,180
Net income (loss)	$1,537,313	$(13,521,099)	$(2,846,236)	$(6,251,980)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2012	June 30, 2011
Operations
Net loss	$(2,846,236)	$(6,251,980)

Capital transactions
Issuance of Shares	38,499,917	97,785,160
Cost of shares of the Underlying Funds acquired by Teucrium Agricultural Fund	(2,386,521)	-
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural Fund	(969,837)	-
Redemption of Shares	(42,485,467)	(6,289,257)
Total capital transactions	(7,341,908)	91,495,903
Net change in net assets	(10,188,144)	85,243,923

Net assets, beginning of period	83,823,568	42,964,439

Net assets, end of period	$73,635,424	$128,208,362

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(2,846,236)	$(6,251,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(5,530,915)	10,484,790
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural
Fund excluded from net loss	(969,837)	-
Changes in operating assets and liabilities:
Purchase of Underlying Funds acquired by Teucrium Agricultural Fund	(2,386,521)	-
Collateral, due from broker	5,776,304	(3,499,478)
Interest receivable	1,450	(330)
Other assets	(296,406)	(458,728)
Collateral, due to broker	16,137	(1,496,045)
Management fee payable to Sponsor	(23,447)	77,960
Other liabilities	188,956	138,269
Net cash used in operating activities	(6,070,515)	(1,005,542)

Cash flows from financing activities:
Proceeds from sale of Shares, net of change in receivable for shares sold	36,399,141	93,552,625
Redemption of Shares, net of change in payable for shares redeemed	(46,632,478)	(6,289,257)
Net cash (used in) provided by financing activities	(10,233,337)	87,263,368

Net change in cash and cash equivalents	(16,303,852)	86,257,826
Cash and cash equivalents, beginning of period	80,567,901	39,311,038
Cash and cash equivalents, end of period	$64,264,049	$125,568,864

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of seven series: Teucrium Corn Fund (“CORN”), Teucrium WTI Crude Oil Fund (“CRUD”), Teucrium Natural Gas Fund (“NAGS”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). All these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund.  The Trust and the Funds operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

On June 5, 2010, the Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010.

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

 On June 17, 2011, the Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT.  On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca.

On February 10, 2012, the Form S-1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012.

The specific investment objective of each Fund and information regarding the organization and operation of each Fund are included in each Fund’s financial statements and accompanying notes, as well as in other sections of this Form 10-Q filing. In general, the investment objective of each Fund is to have the daily changes in percentage terms of its Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity specified for that Fund.  The investment objective of the TAGS is to have the daily changes in percentage terms of NAV of its common units (“Shares”) reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: CORN, WEAT, SOYB, and CANE (collectively, the “Underlying Funds”).  The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced to maintain the approximate 25% allocation to each Underlying Fund.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as applicable. The operating results from January 1, 2012 through June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, NAGS, CRUD, CANE, SOYB, WEAT and TAGS. For the periods represented by the financial statements herein the operations of the Trust contain the results of CORN, NAGS, CRUD, SOYB, CANE, WEAT, and TAGS (except as discussed in the Shares of the Underlying Funds Held by the Teucrium Agricultural Fund (TAGS) section) for the months during which each Fund was in operation.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Funds earn interest on its assets denominated in U.S. dollars on deposit with the Futures Commission. In addition, the Funds earn interest on funds held at the custodian at prevailing market rates for such investments.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Funds are subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets.   Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of June 30, 2012 and December 31, 2011.  However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ended June 30, 2012 and 2011 and December 31, 2011.

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

There are a minimum number of baskets and associated shares specified for each Fund in the respective most recent Form S-1. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. These minimum levels are as follows:

CORN: 50,000 shares representing 2 baskets

NAGS: 100,000 shares representing 2 baskets

CRUD: 50,000 shares representing 2 baskets

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 1 basket

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Trust had a balance of $49,264,494 and $60,567,971 in money market funds at June 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  The Trust also had investments in United States Treasury Bills with a maturity of three months or less with a fair value of $14,999,555 and $19,999,830 on June 30, 2012 and December 31, 2011, respectively.

Collateral, Due from/to Broker

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Due from/to Broker for Securities Transactions

Due from/to broker for investments in securities are securities transactions pending settlement. The Trust and TAGS are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties. Since the inception of the Fund, the principal broker through which the Trust and TAGS clear securities transactions for TAGS is the Bank of New York Mellon Capital Markets.

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

As such, TAGS will buy, sell and hold as part of its normal operations shares of the four Underlying Funds. The Trust excludes the shares of the other series of the Trust owned by the Teucrium Agricultural Fund from its statements of assets and liabilities. The Trust excludes the net change in unrealized appreciation or depreciation on securities owned by the Teucrium Agricultural Fund from its statements of operations. Upon the sale of the Underlying Funds by the Teucrium Agricultural Fund, the Trust includes any realized gain or loss in its statements of changes in net assets.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. For the performance of this service, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Funds pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

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

On June 30, 2012 and December 31, 2011, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

The Funds and the Trust record their derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the CBOT or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts), which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

Note 3 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011:

June 30, 2012

				Balance
				as of
				June 30,
Assets:	Level 1	Level 2	Level 3	2012
Cash equivalents	$64,264,049	$-	$-	$64,264,049
Commodity futures contracts
Corn futures contracts	3,935,961	-	-	3,935,961
Soybean futures contracts	148,038	-	-	148,038
Wheat futures contracts	318,050	-	-	318,050
Total	$68,666,098	$-	$-	$68,666,098

				Balance
				as of
				June 30,
Liabilities:	Level 1	Level 2	Level 3	2012
Commodity futures contracts
WTI crude oil futures contracts	$170,533	$-	$-	$170,533
Natural gas futures contracts	272,363	-	-	272,363
Sugar futures contracts	60,984	-	-	60,984
Total	$503,880	$-	$-	$503,880

December 31, 2011

				Balance
				as of
				December 31,
Assets:	Level 1	Level 2	Level 3	2011
Cash equivalents	$80,567,801	-	-	$80,567,801
Commodity futures contracts
Corn futures contracts	1,928,408	-	-	1,928,408
WTI crude oil futures contracts	116,142	-	-	116,142
Soybean futures contracts	9,994			9,994
Wheat futures contracts	71,170	-	-	71,170
Total	$82,693,515	$-	$-	$82,693,515

				Balance
				as of
				December 31,
	Level 1	Level 2	Level 3	2011
Liabilities:
Commodity futures contracts
Corn futures contracts	$2,711,523	$-	$-	$2,711,523
Natural gas futures contracts	602,440	-	-	602,440
WTI crude oil futures contracts	168	-	-	168
Soybean futures contracts	164,663	-	-	164,663
Sugar futures contracts	138,198	-	-	138,198
Wheat futures contracts	141,468	-	-	141,468
Total	$3,758,460	$-	$-	$3,758,460

There were no transfers into and out of each level of the fair value hierarchy for the commodity futures contracts valued using alternative verifiable sources due to a "limit-down" or “limit-up” conditions for the period January 1, 2012 through June 30, 2012.

Transfers into and out of each level of the fair value hierarchy for the corn futures contracts valued using alternative verifiable sources due to a "limit-down" condition for the period January 1, 2011 through June 30, 2011 were as follows:

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

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts. For the six months ended June 30, 2011, the Funds invested only in commodity futures contracts specifically related to each Fund. For the six months ended June 30, 2012, the Funds invested in commodity futures contracts. Cleared Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Commodity Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Interests, can generally be structured as the parties to the Commodity Interest contract desire.  Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at June 30, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the periods from January 1, 2012 to June 30, 2012 and 2011, and for the periods from April 1, 2012 to June 30, 2012 and 2011.

At June 30, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Corn futures contracts	$3,935,961	$-	3,935,961
Natural gas futures contracts	-	(272,363)	(272,363)
WTI crude oil futures contracts	-	(170,533)	(170,533)
Soybean futures contracts	148,038	-	148,038
Sugar futures contracts	-	(60,984)	(60,984)
Wheat futures contracts	318,050	-	318,050
Total commodity futures contracts	$4,402,049	$(503,880)	3,898,169

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Corn futures contracts	$1,928,408	$(2,711,523)	(783,115)
Natural gas futures contracts	-	(602,440)	(602,440)
WTI crude oil futures contracts	116,142	(168)	115,974
Soybean futures contracts	9,994	(164,663)	(154,669)
Sugar futures contracts	-	(138,198)	(138,198)
Wheat futures contracts	71,170	(141,468)	(70,298)
Total commodity futures contracts	$2,125,714	$(3,758,460)	(1,632,746)

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

For the period January 1, 2012 to June 30, 2012

	Realized (loss) Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	(loss) on Derivative Instruments
Commodity price
Corn futures contracts	$(4,391,819)	$4,719,076
Natural gas futures contracts	(567,888)	330,077
WTI crude oil futures contracts	43,347	(286,507)
Soybean futures contracts	77,981	302,707
Sugar futures contracts	(596,310)	77,214
Wheat futures contracts	(464,222)	388,348
Total commodity futures contracts	$(5,898,911)	$5,530,915

For the period January 1, 2011 to June 30, 2011

	Realized Gain (loss) on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Corn futures contracts	$5,675,823	$(10,262,443)
Natural gas futures contracts	(327,940)	(57,008)
WTI crude oil futures contracts	183,869	(165,339)
Total commodity futures contracts	$5,531,752	$(10,484,790)

For the period from April 1, 2012 to June 30, 2012

	Realized (loss) Gain on	Net Change in Unrealized Gain (loss)
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Corn futures contracts	$(2,255,455)	$6,161,715
Natural gas futures contracts	(63,608)	197,507
WTI crude oil futures contracts	37,737	(511,027)
Soybean futures contracts	67,640	(24,765)
Sugar futures contracts	(586,576)	(76,531)
Wheat futures contracts	(360,072)	288,123
Total commodity futures contracts	$(3,160,334)	$6,035,022

For the period April 1, 2011 to June 30, 2011

	Realized Gain (loss) on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Corn futures contracts	$1,989,590	$(14,224,512)
Natural gas futures contracts	(3,752)	(100,528)
WTI crude oil futures contracts	178,369	(547,199)
Total commodity futures contracts	$2,164,207	$(14,872,239)

Volume of Derivative Activities

At June 30, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of contracts
Commodity price
Corn futures contracts	$61,966,713	2,035
Natural gas futures contracts	3,556,000	111
WTI crude oil futures contracts	1,932,740	22
Soybean futures contracts	2,452,425	36
Sugar futures contracts	959,190	40
Wheat futures contracts	2,777,413	71
Total commodity futures contracts	$73,644,481	2,315

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Corn futures contracts	$71,289,525	2,260
Natural gas futures contracts	1,383,770	43
WTI crude oil futures contracts	4,481,380	46
Soybean futures contracts	2,177,038	36
Sugar futures contracts	2,315,802	90
Wheat futures contracts	2,250,188	65
Total commodity futures contracts	$83,897,703	2,540

Note 5 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the shares, including applicable SEC registration fees, were borne directly by the Sponsor for the Funds and will be borne directly by the Sponsor for any series of the Trust which is not yet operating or will be issued in the future. The Trust will not be obligated to reimburse the Sponsor.

Note 6 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period July 1, 2012 through August 9, 2012, the following subsequent events transpired for each of the series of the Trust:

CORN: Nothing to Report

NAGS: Nothing to Report

CRUD: Nothing to Report

SOYB: Nothing to Report

CANE: On July 10, 2012, there was a Creation Basket for CANE which brought the outstanding number of shares above the minimum number of baskets outstanding.

WEAT: Nothing to Report

TAGS: On July 27, 2012, there was a Creation Basket for TAGS which brought the outstanding number of shares above the minimum number of baskets outstanding. On August 2, 2012, there was a Redemption Basket for TAGS which brought the number of baskets outstanding back to the minimum of 50,000 shares.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$53,821,290	$69,022,336
Corn futures contracts	3,935,961	1,928,408
Collateral, due from broker	1,737,301	6,910,552
Receivable for shares sold	2,100,775	-
Interest receivable	772	2,086
Other assets	558,254	342,859
Total assets	62,154,353	78,206,241

Liabilities

Payable for shares redeemed	-	4,147,011
Corn futures contracts	-	2,711,523
Management fee payable to Sponsor	42,048	64,423
Other liabilities	139,258	14,763
Total liabilities	181,306	6,937,720

Net assets	$61,973,047	$71,268,521

Shares outstanding	1,475,004	1,700,004

Net asset value per share	$42.02	$41.92

Market value per share	$42.10	$41.98

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

June 30, 2012

(Unaudited)

	Fair	Percentage of	Principal
Description: Assets	Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.050%, due July 19, 2012	$9,999,820	16.14%	$10,000,000
U.S. Treasury bills, 0.080%, due August 16, 2012	4,999,735	8.07	5,000,000
Total U.S. Treasury obligations	14,999,555	24.21	15,000,000

Money market funds
Dreyfus Cash Management Plus	38,821,735	62.65

Total cash equivalents	$53,821,290	86.86%

			Notional
			Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (690 contracts, settlement date September 14, 2012)	$1,409,275	2.27%	$21,683,250
CBOT corn futures (588 contracts, settlement date December 14, 2012)	986,086	1.59	18,661,650
CBOT corn futures (757 contracts, settlement date December 13, 2013)	1,540,600	2.49	21,621,813
Total commodity futures contracts	$3,935,961	6.35%	$61,966,713

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(2,255,455)	$1,989,590	$(4,391,819)	$5,675,823
Net change in unrealized appreciation or depreciation on commodity futures contracts	6,161,715	(14,224,512)	4,719,076	(10,262,443)
Interest income	11,628	18,238	22,090	38,720
Total income (loss)	3,917,888	(12,216,684)	349,347	(4,547,900)

Expenses
Management fees	141,648	284,223	312,251	438,468
Professional fees	229,775	93,057	431,162	183,795
Distribution and marketing fees	291,200	137,329	728,330	206,427
Custodian fees and expenses	32,211	32,211	64,421	64,067
Business permits and licenses fees	10,010	-	11,296	-
General and administrative expenses	101,010	-	110,320	-
Brokerage commissions	13,902	22,326	18,794	30,418
Other expenses	4,504	27,336	35,245	53,576
Total expenses	824,260	596,482	1,711,819	976,751
Net income (loss)	$3,093,628	$(12,813,166)	$(1,362,472)	$(5,524,651)

Net income (loss) per share	$2.85	$(3.87)	$0.10	$1.33
Net income (loss) per weighted average share	$2.05	$(5.05)	$(0.85)	$(2.73)
Weighted average shares outstanding	1,511,268	2,537,367	1,599,867	2,026,523

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2012	June 30, 2011
Operations
Net loss	$(1,362,472)	$(5,524,651)
Capital transactions
Issuance of Shares	10,242,344	87,785,060
Redemption of Shares	(18,175,346)	(4,049,849)
Total capital transactions	(7,933,002)	83,735,211
Net change in net assets	(9,295,474)	78,210,560

Net assets, beginning of period	71,268,521	42,963,939

Net assets, end of period	$61,973,047	$121,174,499

Net asset value per share at beginning of period	$41.92	$39.06

At end of period	$42.02	$40.39

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(1,362,472)	$(5,524,651)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(4,719,076)	10,262,443
Changes in operating assets and liabilities:
Collateral, due from broker	5,173,251	(2,712,646)
Interest receivable	1,314	15
Other assets	(215,395)	(250,865)
Collateral, due to broker	-	(1,496,045)
Management fee payable to Sponsor	(22,375)	73,939
Other liabilities	124,495	11,110
Net cash (used in) provided by operating activities	(1,020,258)	363,300

Cash flows from financing activities:
Proceeds from sale of Shares, net of change in receivable for shares sold	8,141,569	83,552,525
Redemption of Shares, net of change in payable for shares redeemed	(22,322,357)	(4,049,849)
Net cash (used in) provided by financing activities	(14,180,788)	79,502,676

Net change in cash and cash equivalents	(15,201,046)	79,865,976
Cash and cash equivalents, beginning of period	69,022,336	39,310,538
Cash and cash equivalents, end of period	$53,821,290	$119,176,514

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1 – Organization and Operation

Teucrium Corn Fund (referred to herein as “CORN,” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CORN,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for corn interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. (This weighted average of the three referenced Corn Futures Contracts is referred to herein as the “Benchmark,” and the three Corn Futures Contracts that at any given time make up the Benchmark are referred to herein as the “Benchmark Component Futures Contracts.”

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

On June 5, 2010, the Fund’s initial registration of 30,000,000 shares the Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 9, 2010, the Fund listed its shares on the NYSE Arca under the ticker symbol “CORN.” On the day prior to that, the Fund issued 200,000 shares in exchange for $5,000,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on June 9, 2010 by purchasing commodity futures contracts traded on the Chicago Board of Trade (“CBOT”).

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated May 1, 2012, as applicable. The operating results from January 1, 2012 through June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The n Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2012 and December 31, 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2012 and 2011 and December 31, 2011.

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

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

The size of a Creation Basket and a Redemption basket was changed effective February 1, 2012 from 100,000 to 50,000 shares. On March 5, 2012 the size of a Creation Basket and a Redemption Basket was changed again from 50,000 to 25,000 shares.

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

As outlined in the most recent Amendment to the Form S-1 dated May 1, 2012, 50,000 represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $38,821,735 and $49,022,506 in money market funds at June 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund held $14,999,555 and $19,999,830 in United States Treasury Bills with a maturity date of three months or less at June 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Collateral, Due from/to Broker

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

In determining the value of Corn Futures Contracts, the administrator uses the CBOT closing price (typically 3:00 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter corn interests is determined based on the value of the commodity or futures contract underlying such corn interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such corn interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open corn interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Market value per share represents the closing price on the last trading day of the quarter as reported by the NYSE Arca. If such a closing price is not available, the bid/ask midpoint at 4 p.m. as reported by the NYSE Arca was used.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period April 1, 2012 through June 30, 2012, the Fund recorded $141,648 in management fees to the Sponsor. For the period April 1, 2011 through June 30, 2011, the Fund recorded $284,223 in management fees to the Sponsor. For the period January 1, 2012 through June 30, 2012, the Fund recorded $312,251 in management fees to the Sponsor. For the period January 1, 2011 through June 30, 2011, the Fund recorded $438,468 in management fees to the Sponsor. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses associated with the Fund’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets.

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

On June 30, 2012 and December 31, 2011, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary.

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011:

				Balance
June 30, 2012				as of
				June 30,
Assets:	Level 1	Level 2	Level 3	2012
Cash equivalents	$53,821,290	$-	$-	$53,821,290
Corn futures contracts	3,935,961	-	-	3,935,961
Total	$57,757,251	$-	$-	$57,757,251

				Balance
December 31, 2011				as of
				December 31,
Assets:	Level 1	Level 2	Level 3	2011
Cash equivalents	$69,022,336	$-	$-	$69,022,336
Corn futures contracts	1,928,408	-	-	1,928,408
Total	$70,950,744	$-	$-	$70,950,744

				Balance
				as of
				December 31,
Liabilities:	Level 1	Level 2	Level 3	2011
Corn futures contracts	$2,711,523	$-	$-	$2,711,523

There were no transfers into and out of each level of the fair value hierarchy for the commodity futures contracts valued using alternative verifiable sources due to a "limit-down" condition for the period January 1, 2012 through June 30, 2012.

Transfers into and out of each level of the fair value hierarchy for the corn futures contracts valued using alternative verifiable sources due to a "limit-down" or “limit-up” condition for the period January 1, 2011 through June 30, 2011 were as follows:

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

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts. For the six months ended June 30, 2011, the Fund invested only in commodity futures contracts specifically related to the Fund. For the six months ended June 30, 2012, the Fund invested in commodity futures contracts.  Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at June 30, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period from January 1, 2012 to June 30, 2012 and 2011, and for the period from April 1, 2012 to June 30, 2012 and 2011.

At June 30, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Corn futures contracts	$3,935,961	$-	$3,935,961

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity Price
Corn futures contracts	$1,928,408	$(2,711,523)	$(783,115)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Corn Fund:

For the period from April 1, 2012 to June 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Corn futures contracts	$(2,255,455)	$6,161,715

For the period from January 1, 2012 to June 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Corn futures contracts	$(4,391,819)	$4,719,076

For the period from April 1, 2011 to June 30, 2011

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Corn futures contracts	$1,989,590	$(14,224,512)

For the period from January 1, 2011 to June 30, 2011

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Corn futures contracts	$5,675,823	$(10,262,443)

Volume of Derivative Activities

The notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

At June 30, 2012, the fair value of derivative instruments was as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Corn futures contracts	$61,966,713	2,035

At December 31, 2011, the fair value of derivative instruments was as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Corn futures contracts	$71,289,525	2,260

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the periods from January 1, 2012 through June 30, 2012 and January 1, 2011 through June 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for January 1, 2012 through June 30, 2012
Net asset value at beginning of period	$41.92
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	1.15
Total expenses	(1.07)
Net increase in net asset value	0.10
Net asset value end of period	$42.02
Total Return	0.24%
Ratios to Average Net Assets (Annualized)
Total expense	5.49%
Net investment loss	(5.41)%

Per Share Operation Performance for January 1, 2011 through June 30, 2011
Net asset value at beginning of period	$39.06
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	1.79
Total expenses	(0.48)
Net increase in net asset value	1.33
Net asset value end of period	$40.39
Total Return	3.41%
Ratios to Average Net Assets (Annualized)
Total expense	2.22%
Net investment loss	(2.13)%

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

For the period July 1, 2012 through August 9, 2012, there was nothing to report.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$3,200,986	$1,277,159
Collateral, due from broker	619,648	700,573
Interest receivable	73	57
Other assets	2,325	12,808
Total assets	3,823,032	1,990,597

Liabilities

Natural gas futures contracts	272,363	602,440
Other liabilities	624	6,790
Total liabilities	272,987	609,230

Net assets	$3,550,045	$1,381,367

Shares outstanding	300,004	100,004

Net asset value per share	$11.83	$13.81

Market value per share	$11.87	$13.88

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS

June 30, 2012

(Unaudited)

	Fair	Percentage of
Description: Assets	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$3,200,986	90.17%

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (31 contracts, settlement date September 26, 2012)	$104,346	2.94%	$891,870
NYMEX natural gas futures (29 contracts, settlement date October 29, 2012)	134,521	3.80	896,390
NYMEX natural gas futures (25 contracts, settlement date February 26, 2013)	26,216	0.74	871,000
NYMEX natural gas futures (26 contracts, settlement date March 26, 2013)	7,280	0.21	896,740
Total commodity futures contracts	$272,363	7.69%	$3,556,000

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

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	From commencement of
	ended	ended	ended	operations (February 1, 2011)
	June 30, 2012	June 30, 2011	June 30, 2012	through June 30, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(63,608)	$(3,752)	$(567,888)	$(327,940)
Net change in unrealized appreciation or depreciation on commodity futures contracts	197,507	(100,528)	330,077	(57,008)
Interest income	446	404	681	1,100
Total income (loss)	134,345	(103,876)	(237,130)	(383,848)

Expenses
Management fees	-	-	-	3,628
Professional fees	(383)	35,703	2,073	58,852
Distribution and marketing fees	4,671	29,355	6,588	48,387
Custodian fees and expenses	1,463	32,210	2,354	53,094
Business permits and licenses fees	(131)	-	(82)	-
General and administrative expenses	3,215	-	3,219	-
Brokerage commissions	210	9	492	458
Other expenses	(103)	14,346	94	23,646
Total expenses	8,942	111,623	14,738	188,065

Net income (loss)	$125,403	$(215,499)	$(251,868)	$(571,913)

Net income (loss) per share	$0.81	$(2.15)	$(1.98)	$(3.11)
Net income (loss) per weighted average share	$0.58	$(2.15)	$(1.49)	$(4.83)
Weighted average shares outstanding	217,037	100,004	169,235	118,337

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

		From commencement of
	Six months ended	operations (February 1, 2011)
	June 30, 2012	through June 30, 2011
Operations
Net loss	$(251,868)	$(571,913)
Capital transactions
Issuance of Shares	2,420,546	5,000,000
Redemption of Shares	-	(2,239,408)
Total capital transactions	2,420,546	2,760,592
Net change in net assets	2,168,678	2,188,679

Net assets, beginning of period	1,381,367	100

Net assets, end of period	$3,550,045	$2,188,779
Net asset value per share at beginning of period	$13.81	$25.00

At end of period	$11.83	$21.89

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

		From commencement of
	Six months ended	operations (February 1, 2011)
	June 30, 2012	through June 30, 2011
Cash flows from operating activities:
Net loss	$(251,868)	$(571,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(330,077)	57,008
Changes in operating assets and liabilities:
Collateral, due from broker	80,925	(224,058)
Interest receivable	(16)	(111)
Other assets	10,483	(115,602)
Other liabilities	(6,166)	66,461
Net cash used in operating activities	(496,719)	(788,215)

Cash flows from financing activities:
Proceeds from sale of Shares	2,420,546	5,000,000
Redemption of Shares	-	(2,239,408)
Net cash provided by financing activities	2,420,546	2,760,592

Net change in cash and cash equivalents	1,923,827	1,972,377
Cash and cash equivalents, beginning of period	1,277,159	100
Cash and cash equivalents, end of period	$3,200,986	$1,972,477

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1 – Organization and Operation

Teucrium Natural Gas Fund (referred to herein as “NAGS,” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009.  The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 50,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”).   Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “NAGS,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for natural gas interests.  The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The Fund commenced investment operations on February 1, 2011 and has a fiscal year ending December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

On October 22, 2010, the Fund’s initial registration of 40,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On February 1, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “NAGS”. On the day prior to that, the Fund issued 200,000 shares in exchange for $5,000,000 at NAGS’ initial NAV of $25 per share. The Fund also commenced investment operations on February 1, 2011 by purchasing commodity futures contracts traded on the NYMEX. On December 31, 2010, the Fund had two shares outstanding which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated May 1, 2012, as applicable. The operating results from January 1, 2012 through June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair  market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2012 and 2011 and December 31, 2011.

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

As outlined in most recent Amendment to the Form S-1 dated May 1, 2012, 100,000 represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $3,200,986 and $1,277,159 in money market funds on June 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Collateral, Due from/to Broker

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Market value per share represents the closing price on the last trading day of the quarter as reported by the NYSE Arca. If such a closing price is not available, the bid/ask midpoint at 4 p.m. as reported by the NYSE Arca was used.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.  For the period January 1, 2012 through June 30, 2012, the Fund recorded no management fees to the Sponsor. The Sponsor has waived, for a period to be instituted again at the Sponsor’s discretion, the management fee for this Fund. This action by the Sponsor resulted in an approximate $6,000 reduction in expenses to the Fund for the three months ended June 30, 2012 and $10,000 for the six months ended from January 1, 2012 through June 30, 2012. For the period from the commencement of operations (February 1, 2011) through June 30, 2011, the Fund recorded $3,628 in management fees to the Sponsor.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.  Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action resulted in an approximate $8,000 reduction in expenses for the Fund for the three month and six month periods ending June 30, 2012. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

On June 30, 2012 and December 31, 2011 in the opinion of the Trust and the Fund, the reported value of the Natural Gas Futures Contracts traded on the NYMEX fairly reflected the value of the Natural Gas Futures Contracts held by the Fund, and no adjustments were necessary.

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

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011:

June 30, 2012
				Balance
				as of
				June 30,
Assets:	Level 1	Level 2	Level 3	2012
Cash equivalents	$3,200,986	$-	$-	$3,200,986

				Balance
				as of
				June 30,
Liabilities:	Level 1	Level 2	Level 3	2012
NYMEX natural gas futures contracts	$272,363	$-	$-	$272,363

December 31, 2011
				Balance
				as of
				December 31,
Assets:	Level 1	Level 2	Level 3	2011
Cash equivalents	$1,277,159	$-	$-	$1,277,159

				Balance
				as of
				December 31,
Liabilities:	Level 1	Level 2	Level 3	2011
NYMEX natural gas futures contracts	$602,440	$-	$-	$602,440

During the period ended June 30, 2012 and from the commencement of operations (February 1, 2011) through June 30, 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the periods ended June 30, 2012 and from the commencement of operations (February 1, 2011) through June 30, 2011, the Fund had invested only in natural gas commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at June 30, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the period January 1, 2012 to June 30, 2012, for the period April 1, 2012 to June 30, 2012, for the period April 1, 2011 to June 30, 2011, and for the period from commencement of operations (February 1, 2011) to June 30, 2011.

At June 30, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
NYMEX natural gas futures contracts	$-	$(272,363)	$(272,363)

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
NYMEX natural gas futures contracts	$-	$(602,440)	$(602,440)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period April 1, 2012 to June 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
NYMEX natural gas futures contracts	$(63,608)	$197,507

For the period from January 1, 2012 to June 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
NYMEX natural gas futures contracts	$(567,888)	$330,077

For the period April 1, 2011 to June 30, 2011

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
NYMEX natural gas futures contracts	$(3,752)	$(100,528)

For the period from commencement of operations (February 1, 2011) to June 30, 2011

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
NYMEX natural gas futures contracts	$(327,940)	$(57,008)

Volume of Derivative Activities

At June 30, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
NYMEX natural gas futures contracts	$3,556,000	111

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
NYMEX natural gas futures contracts	$1,383,770	43

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period January 1, 2012 through June 30, 2012 and from commencement of operations (February 1, 2011) through June 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for January 1, 2012 through June 30, 2012
Net asset value at beginning of period	$13.81
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(1.90)
Total expenses	(0.09)
Net decrease in net asset value	(1.98)
Net asset value at end of period	$11.83
Total Return	(14.34)%
Ratios to Average Net Assets (Annualized)
Total expense	1.52%
Net investment loss	(1.45)%

Per Share Operation Performance from commencement of operations (February 1, 2011) through June 30, 2011
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(1.53)
Total expenses	(1.59)
Net decrease in net asset value	(3.11)
Net asset value at end of period	$21.89
Total Return	(12.44)%
Ratios to Average Net Assets (Annualized)
Total expense	16.62%
Net investment loss	(16.53)%

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action by the Sponsor resulted in an approximate $8,000 reduction in expenses to the Fund for the period January 1, 2012 through June 30, 2012. The Sponsor has waived, for a period to be instituted again at the Sponsor’s discretion, the management fee for this Fund. This action resulted in an approximate $10,000 reduction in expenses for the Fund for the six month period ending June 30, 2012. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

Note 6 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period July 1, 2012 through August 9, 2012, there was nothing to report.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$1,657,116	$4,139,910
WTI crude oil futures contracts	-	116,142
Collateral, due from broker	438,698	157,791
Interest receivable	44	215
Other assets	34,411	48,532
Total assets	2,130,269	4,462,590

Liabilities

WTI crude oil futures contracts	170,533	168
Management fee payable to Sponsor	1,535	4,658
Other liabilities	29,795	12,751
Total liabilities	201,863	17,577

Net assets	$1,928,406	$4,445,013

Shares outstanding	50,002	100,002

Net asset value per share	$38.57	$44.45

Market value per share	$38.34	$44.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

SCHEDULE OF INVESTMENTS

June 30, 2012

(Unaudited)

	Fair	Percentage of
Description: Assets	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$1,657,116	85.93%

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date November 16, 2012)	$74,149	3.85%	$693,360
WTI crude oil futures (6 contracts, settlement date May 21, 2013)	91,870	4.76	531,780
WTI crude oil futures (8 contracts, settlement date November 20, 2013)	4,514	0.23	707,600
Total commodity futures contracts	$170,533	8.84%	$1,932,740

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

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	From commencement of
	ended	ended	ended	operations (February 23, 2011)
	June 30, 2012	June 30, 2011	June 30, 2012	through June 30, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$37,737	$178,369	$43,347	$183,869
Net change in unrealized appreciation or depreciation on commodity futures contracts	(511,027)	(547,199)	(286,507)	(165,339)
Interest income	690	912	1,345	1,418
Total (loss) income	(472,600)	(367,918)	(241,815)	19,948

Expenses
Management fees	6,810	12,799	16,672	18,058
Professional fees	13,309	35,704	15,493	50,221
Distribution and marketing fees	4,436	29,355	29,188	41,290
Custodian fees and expenses	32,211	32,210	64,421	45,307
Brokerage commissions	204	104	299	311
Other expenses	250	14,344	250	20,177
Total expenses	57,220	124,516	126,323	175,364

Net loss	$(529,820)	$(492,434)	$(368,138)	$(155,416)

Net loss per share	$(7.86)	$(4.92)	$(5.88)	$(1.55)
Net loss per weighted average share	$(8.26)	$(4.92)	$(4.93)	$(1.55)
Weighted average shares outstanding	64,132	100,002	74,727	100,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

		From commencement of
	Six months ended	operations (February 23, 2011)
	June 30, 2012	through June 30, 2011
Operations
Net loss	$(368,138)	$(155,416)
Capital transactions
Issuance of Shares	-	5,000,000
Redemption of Shares	(2,148,469)	-
Total capital transactions	(2,148,469)	5,000,000
Net change in net assets	(2,516,607)	4,844,584

Net assets, beginning of period	4,445,013	100

Net assets, end of period	$1,928,406	$4,844,684
Net asset value per share at beginning of period	$44.45	$50.00

At end of period	$38.57	$48.45

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

		From commencement of
	Six months ended	operations (February 23, 2011)
	June 30, 2012	through June 30, 2011
Cash flows from operating activities:
Net loss	$(368,138)	$(155,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	286,507	165,339
Changes in operating assets and liabilities:
Collateral, due from broker	(280,907)	(562,774)
Interest receivable	171	(234)
Other assets	14,121	(92,261)
Management fee payable to Sponsor	(3,123)	4,021
Other liabilities	17,044	60,698
Net cash used in operating activities	(334,325)	(580,627)

Cash flows from financing activities:
Proceeds from sale of Shares	-	5,000,000
Redemption of Shares	(2,148,469)	-
Net cash (used in) provided by financing activities	(2,148,469)	5,000,000

Net change in cash and cash equivalents	(2,482,794)	4,419,373
Cash and cash equivalents, beginning of period	4,139,910	100
Cash and cash equivalents, end of period	$1,657,116	$4,419,473

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1 – Organization and Operation

Teucrium WTI Crude Oil Fund (referred to herein as “CRUD” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CRUD,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for crude oil interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The Fund commenced investment operations on February 23, 2011 and has a fiscal year ending December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

On October 22, 2010, the Fund’s initial registration of 15,000,000 shares on Form S-1 was declared effective by the SEC. On February 23, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “CRUD.” On the day prior to that, the Fund issued 100,000 shares in exchange for $5,000,000 at the Fund’s initial NAV of $50 per share. The Fund also commenced investment operations on February 23, 2011 by purchasing commodity futures contracts traded on the NYMEX. On December 31, 2010, the Fund had two shares outstanding, which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated May 1, 2012, as applicable. The operating results from January 1, 2012 through June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair  market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2012 and 2011 and December 31, 2011.

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

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

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

As outlined in most recent Amendment to the Form S-1 dated May 1, 2012, 50,000 represents two Redemption Baskets for the Fund and a minimum level of shares. As of May 18, 2012, the Fund had a minimum number of baskets and shares outstanding and no redemptions can be made until additional shares are created.

 Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $1,657,116 and $4,139,910 in money market funds at June 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Collateral, Due from/to Broker

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

Market value per share represents the closing price on the last trading day of the quarter as reported by the NYSE Arca. If such a closing price is not available, the bid/ask midpoint at 4 p.m. as reported by the NYSE Arca was used.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period April 1, 2012 through June 30, 2012, the Fund recorded $6,810 in management fees to the Sponsor. For the period April 1, 2011 through June 30, 2011, the Fund recorded $12,799 in management fees to the Sponsor. For the period January 1, 2012 through June 30, 2012, the Fund recorded $16,672 in management fees to the Sponsor. For the period from the commencement of operations (February 23, 2011) through June 30, 2011, the Fund recorded $18,058 in management fees to the Sponsor.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor may, at its discretion, pay certain expenses on behalf of the Fund. For the period April 1, 2012 to June 30, 2012, the expenses paid by the Fund were reduced by approximately $14,500. No expenses were paid by the Sponsor for the prior three month period of 2012 and no expenses were paid by the Sponsor for the period from the commencement of operations (February 23, 2011) through June 30, 2011.

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

On June 30, 2012 and December 31, 2011, in the opinion of the Trust and the Fund, the reported value of the WTI Crude Oil Futures Contracts traded on the NYMEX fairly reflected the value of the WTI Crude Oil Futures Contracts held by the Fund, and no adjustments were necessary.

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011:

June 30, 2012

				Balance
				as of
				June 30,
Assets:	Level 1	Level 2	Level 3	2012
Cash equivalents	$1,657,116	$-	$-	$1,657,116

				Balance
				as of
				June 30,
Liabilities:	Level 1	Level 2	Level 3	2012
WTI crude oil futures contracts	170,533	-	-	170,533

December 31, 2011

				Balance
				as of
				December 31,
Assets:	Level 1	Level 2	Level 3	2011
Cash equivalents	$4,139,910	$-	$-	$4,139,910
WTI crude oil futures contracts	116,142	-	-	116,142
Total	$4,256,052	$-	$-	$4,256,052

				Balance
				as of
				December 31,
Liabilities:	Level 1	Level 2	Level 3	2011
WTI crude oil futures contracts	$168	$-	$-	$168

During the period ended June 30, 2012 and from the commencement of operations (February 23, 2011) through June 30, 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the six months ended June 30, 2012 and for the period from commencement of operations (February 23, 2011) through June 30, 2011, the Fund had invested only in crude oil commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at June 30, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period April 1, 2012 to June 30, 2012, for the period January 1, 2012 to June 30, 2012, for the period April 1, 2011 to June 30, 2011 and for the period from commencement of operations (February 23, 2011) through June 30, 2011.

At June 30, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
WTI crude oil futures contracts	$-	$(170,533)	$(170,533)

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
WTI crude oil futures contracts	$116,142	$(168)	$115,974

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period April 1, 2012 to June 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
WTI crude oil futures contracts	$37,737	$(511,027)

For the period January 1, 2012 to June 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
WTI crude oil futures contracts	$43,347	$(286,507)

For the period from April 1, 2011 to June 30, 2011

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
WTI crude oil futures contracts	$178,369	$(547,199)

For the period from commencement of operations (February 23, 2011) to June 30, 2011

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
WTI crude oil futures contracts	$183,869	$(165,339)

Volume of Derivative Activities

At June 30, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
WTI crude oil futures contracts	$1,932,740	22

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
WTI crude oil futures contracts	$4,481,380	46

Note 5 – Financial Highlights

The following table presents per unit performance data and other, supplemental financial data for the period January 1, 2012 through June 30, 2012 and for the period from commencement of operations (February 23, 2011) through June 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for January 1, 2012 through June 30, 2012
Net asset value at beginning of period	$44.45
Income from investment operations:
Investment income	0.02
Net realized and unrealized loss on commodity futures contracts	(4.21)
Total expenses	(1.69)
Net decrease in net asset value	(5.88)
Net asset value at end of period	$38.57
Total Return	(13.23)%
Ratios to Average Net Assets (Annualized)
Total expense	7.59%
Net investment loss	(7.51)%

Per Share Operation Performance from commencement of operations (February 23, 2011) through June 30, 2011
Net asset value at beginning of period	$50.00
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	0.19
Total expenses	(1.75)
Net decrease in net asset value	(1.55)
Net asset value at end of period	$48.45
Total Return	(3.10)%
Ratios to Average Net Assets (Annualized)
Total expense	9.69%
Net investment loss	(9.61)%

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

The Sponsor may, at its discretion, pay certain expenses on behalf of the Fund. For the period April 1, 2012 to June 30, 2012, the expenses paid by Fund were reduced by approximately $14,500. No expenses were paid by the Sponsor for the prior three month period of 2012, and no expenses were paid by the Sponsor for the period from the commencement of operations (February 23, 2011) through June 30, 2011.

Note 6 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period July 1, 2012 through August 9, 2012, there was nothing to report.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,240,405	$2,055,369
Soybean futures contracts	148,038	9,994
Collateral, due from broker	39,112	290,694
Interest receivable	105	84
Other assets	35,785	-
Total assets	2,463,445	2,356,141

Liabilities

Soybean futures contracts	-	164,663
Management fee payable to Sponsor	2,966	1,782
Other liabilities	20,671	3,266
Total liabilities	23,637	169,711

Net assets	$2,439,808	$2,186,430

Shares outstanding	100,004	100,004

Net asset value per share	$24.40	$21.86

Market value per share	$24.38	$22.06

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

June 30, 2012

(Unaudited)

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,240,405	91.83%

Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (12 contracts, settlement date November 14, 2012)	$65,888	2.70%	$856,650
CBOT Soybean futures (10 contracts, settlement date January 14, 2013)	65,750	2.69	713,250
CBOT Soybean futures (14 contracts, settlement date November 14, 2013)	16,400	0.67	882,525
	$148,038	6.06%	$2,452,425

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2012	Six months ended June 30, 2012
Income
Realized and unrealized gain on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$67,640	$77,981
Net change in unrealized appreciation or depreciation on commodity futures contracts	(24,765)	302,707
Interest income	1,032	1,432
Total income	43,907	382,120

Expenses

Management fees	11,728	17,778
Professional fees	55,151	55,151
Distribution and marketing fees	37,133	61,885
Custodian fees and expenses	32,211	64,421
Business permits and licenses fees	1,824	1,824
General and administrative expenses	9,282	9,282
Brokerage commissions	653	996
Other expenses	2,151	2,151
Total expenses	150,133	213,488

Net (loss) income	$(106,226)	$168,632

Net income per share	$0.34	$2.54
Net (loss) income per weighted average share	$(0.54)	$1.10
Weighted average shares outstanding	198,374	152,614

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

Six months ended
June 30, 2012
Operations
Net income	$168,632

Capital transactions
Issuance of Shares	4,154,488
Redemption of Shares	(4,069,742)
Total capital transactions	84,746
Net change in net assets	253,378

Net assets, beginning of period	2,186,430

Net assets, end of period	$2,439,808
Net asset value per share at beginning of period	$21.86

At end of period	$24.40

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENT OF CASH FLOWS

(Unaudited)

Six months ended
June 30, 2012
Cash flows from operating activities:
Net income	$168,632
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(302,707)
Changes in operating assets and liabilities:
Collateral, due from broker	251,582
Interest receivable	(21)
Other assets	(35,785)
Management fee payable to Sponsor	1,184
Other liabilities	17,405
Net cash provided by operating activities	100,290

Cash flows from financing activities:
Proceeds from sale of Shares	4,154,488
Redemption of Shares	(4,069,742)
Net cash provided by financing activities	84,746

Net change in cash and cash equivalents	185,036
Cash and cash equivalents, beginning of period	2,055,369
Cash and cash equivalents, end of period	$2,240,405

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1 – Organization and Operation

Teucrium Soybean Fund (referred to herein as “SOYB” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “SOYB,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for soybean interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The Fund commenced investment operations on September 19, 2011 and has a fiscal year ending December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

On June 17, 2011, the Fund’s initial registration of 10,000,000 shares on Form S-1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “SOYB.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing soybean commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated July 6, 2012, as applicable. The operating results from January 1, 2012 through June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair  market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

For tax purposes, the Fund will be treated as a partnership.  The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes. In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2012 and December 31, 2011.

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

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

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

As outlined in the most recent Amendment to the Form S-1 dated July 6, 2012, 50,000 represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $2,240,405 and $2,055,369 in money market funds at June 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Collateral, Due from/to Broker

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

In determining the value of Soybean Futures Contracts, the administrator uses the CBOT closing price (typically 3:00 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter soybean interests is determined based on the value of the commodity or futures contract underlying such soybean interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such soybean interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open soybean interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Market value per share represents the closing price on the last trading day of the quarter as reported by the NYSE Arca. If such a closing price is not available, the bid/ask midpoint at 4 p.m. as reported by the NYSE Arca was used.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period from January 1, 2012 through June 30, 2012, the Fund recorded $17,778 in management fees to the Sponsor. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period April 1, 2012 to June 30, 2012, this resulted in no reduction of fees paid by the Fund. For the period January 1, 2012 to June 30, 2012, this resulted in a reduction of fees to the Fund of approximately $4,200. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets.

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

On June 30, 2012 and December 31, 2011, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, and no adjustments were necessary.

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011:

June 30, 2012				Balance
				as of
				June 30,
Assets:	Level 1	Level 2	Level 3	2012
Cash equivalents	$2,240,405	$-	$-	$2,240,405
Soybean futures contracts	148,038	-	-	148,038
Total	$2,388,443	$-	$-	$2,388,443

December 31, 2011				Balance
				as of
				December 31,
Assets:	Level 1	Level 2	Level 3	2011
Cash equivalents	$2,055,369	$-	$-	$2,055,369
Soybean futures contracts	9,994	-	-	9,994
Total	$2,065,363	$-	$-	$2,065,363

				Balance
				as of
				December 31,
Liabilities:	Level 1	Level 2	Level 3	2011
Soybean futures contracts	$164,663	$-	$-	$164,663

During the period ended June 30, 2012 the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended June 30 2012, the Fund had invested only in soybean commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at June 30, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period from April 1, 2012 to June 30, 2012 and for the period from January 1, 2012 to June 30, 2012.

At June 30, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Soybean futures contracts	$148,038	$-	$148,038

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability derivatives	Net Derivatives
Commodity price
Soybean futures contracts	$9,994	$(164,663)	$(154,669)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period from April 1, 2012 to June 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Soybean futures contracts	$67,640	$(24,765)

For the period from January 1, 2012 to June 30, 2012

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Soybean futures contracts	$77,981	$302,707

Volume of Derivative Activities

At June 30, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Soybean futures contracts	$2,452,425	36

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Soybean futures contracts	$2,177,038	36

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period January 1, 2012 through June 30, 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$21.86
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	3.93
Total Expenses	(1.40)
Net increase in net asset value	2.54
Net asset value at end of period	$24.40
Total Return	11.62%
Ratios to Average Net Assets (Annualized)
Total expense	12.11%
Net investment loss	(12.03)%

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

For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period January 1, 2012 to June 30, 2012, this resulted in a reduction of fees to the Fund of approximately $4,200.

Note 6 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period July 1, 2012 through August 9, 2012 there was nothing to report.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$882,866	$2,051,003
Collateral, due from broker	136,276	398,593
Interest receivable	66	86
Other assets	29,692	-
Total assets	1,048,900	2,449,682

Liabilities

Sugar futures contracts	60,984	138,198
Management fee payable to Sponsor	1,674	1,973
Other liabilities	21,204	3,262
Total liabilities	83,862	143,433

Net assets	$965,038	$2,306,249

Shares outstanding	50,004	100,004

Net asset value per share	$19.30	$23.06

Market value per share	$19.23	$22.93

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

June 30, 2012

(Unaudited)

	Fair	Percentage of
Description: Asset	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$882,866	91.49%

	Fair	Percentage of	Notional
Description: Liability	Value	Net Assets	Amount

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures (14 contracts, settlement date February 28, 2013)	$38,539	3.99%	$337,120
ICE sugar futures (12 contracts, settlement date April 30, 2013)	-	0.00	286,675
ICE sugar futures (14 contracts, settlement date February 28, 2014)	22,445	2.33	335,395
Total sugar futures contracts	$60,984	6.32%	$959,190

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2012	Six months ended June 30, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(586,576)	$(596,310)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(76,531)	77,214
Interest income	740	1,149
Total loss	(662,367)	(517,947)

Expenses
Management fees	7,846	14,055
Professional fees	55,150	55,150
Business permits and licenses fees	1,824	1,824
Distribution and marketing fees	37,132	61,884
Custodian fees and expenses	32,211	64,421
General and administrative expenses	9,282	9,282
Brokerage commissions	1,546	2,019
Other expenses	2,150	2,150

Total expenses	147,141	210,785

Net loss	$(809,508)	$(728,732)

Net loss per share	$(4.47)	$(3.76)
Net loss per weighted average share	$(5.48)	$(5.76)
Weighted average shares outstanding	147,806	126,515

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

Six months ended
June 30, 2012
Operations
Net loss	$(728,732)

Capital transactions
Issuance of Shares	2,960,251
Redemption of Shares	(3,572,730)
Total capital transactions	(612,479)

Net change in net assets	(1,341,211)

Net assets, beginning of period	2,306,249

Net assets, end of period	$965,038
Net asset value per share at beginning of period	$23.06

At end of period	$19.30

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENT OF CASH FLOWS

(Unaudited)

Six months ended
June 30, 2012
Cash flows from operating activities:
Net loss	$(728,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(77,214)
Changes in operating assets and liabilities:
Collateral, due from broker	262,317
Interest receivable	20
Other assets	(29,692)
Management fee payable to Sponsor	(299)
Other liabilities	17,942
Net cash used in operating activities	(555,658)

Cash flows from financing activities:
Proceeds from sale of Shares	2,960,251
Redemption of Shares	(3,572,730)
Net cash used in financing activities	(612,479)

Net change in cash and cash equivalents	(1,168,137)
Cash and cash equivalents, beginning of period	2,051,003
Cash and cash equivalents, end of period	$882,866

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1 – Organization and Operation

Teucrium Sugar Fund (referred to herein as “CANE” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CANE,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for sugar interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The Fund commenced investment operations on September 19, 2011 and has a fiscal year ending December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

On June 17, 2011, the Fund’s initial registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “CANE.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on ICE. On December 31, 2010, the fund had four shares outstanding, which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated July 6, 2012, as applicable. The operating results from January 1, 2012 through June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair  market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2012 and December 31, 2011.

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

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

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

As outlined in the most recent Amendment to the Form S-1 dated July 6, 2012, 50,000 represents two Redemption Baskets for the Fund and a minimum level of shares. As of June 17, 2012, the Fund had only two baskets representing 50,000 shares outstanding, and thus no redemptions can be made until additional shares are created.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $882,866 and $2,051,003 in money market funds at June 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Collateral, Due from/to Broker

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

In determining the value of Sugar Futures Contracts, the administrator uses the ICE closing price (typically 1:30 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter sugar interests is determined based on the value of the commodity or futures contract underlying such sugar interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such sugar interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open sugar interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Market value per share represents the closing price on the last trading day of the quarter as reported by the NYSE Arca. If such a closing price is not available, the bid/ask midpoint at 4 p.m. as reported by the NYSE Arca was used.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period April 1, 2012 through June 30, 2012 the Fund recorded $7,846 in management fees to the Sponsor. For the period from January 1, 2012 through June 30, 2012, the Fund recorded $14,055 in management fees to the Sponsor. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For an initial period, the Sponsor has elected to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the period April 1, 2012 to June 30, 2012, this resulted in a reduction of fees to the fund of approximately $11,500. For the period January 1, 2012 to June 30, 2012, this resulted in a reduction of fees to the fund of approximately $15,500. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets.

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

On June 30, 2012 and December 31, 2011, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary.

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011:

June 30, 2012				Balance
				as of
				June 30,
Assets:	Level 1	Level 2	Level 3	2012
Cash equivalents	$882,866	$-	$-	$882,866

				Balance
				as of
				June 30,
Liabilities:	Level 1	Level 2	Level 3	2012
Sugar futures contracts	$60,984	$-	$-	$60,984

December 31, 2011				Balance
				as of
				December 31,
Assets:	Level 1	Level 2	Level 3	2011
Cash equivalents	$2,051,003	$-	$-	$2,051,003

				Balance
				as of
				December 31,
Liabilities:	Level 1	Level 2	Level 3	2011
Sugar futures contracts	$138,198	$-	$-	$138,198

During the period ended June 30, 2012 the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the six months ended June 30, 2012, the Fund had invested only in sugar commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at June 30, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period from April 1, 2012 to June 30, 2012 and for the period from January 1, 2012 to June 30, 2012.

At June 30, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Sugar futures contracts	$-	$(60,984)	$(60,984)

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Sugar futures contracts	$-	$(138,198)	$(138,198)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period from April 1 2012, to June 30, 2012

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Sugar futures contracts	$(586,576)	$(76,531)

For the period from January 1, 2012 to June 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Sugar futures contracts	$(596,310)	$77,214

Volume of Derivative Activities

At June 30, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Sugar futures contracts	$959,190	40

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Sugar futures contracts	$2,315,802	90

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period January 1, 2012 through June 30, 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$23.06
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.10)
Total expenses	(1.67)
Net decrease in net asset value	(3.76)
Net asset value at end of period	$19.30
Total Return	(16.31)%
Ratios to Average Net Assets (Annualized)
Total expense	(15.14)%
Net investment loss	(15.06)%

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

For an initial period, the Sponsor has elected to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the period April 1, 2012 to June 30, 2012, this resulted in a reduction of fees to the fund of approximately $11,500. For the period January 1, 2012 to June 30, 2012, this resulted in a reduction of fees to the fund of approximately $15,500.

Note 6 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

On July 10, 2012, there was a Creation Basket for CANE which brought the outstanding number of shares above the minimum number of baskets outstanding.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,448,816	$2,022,024
Wheat futures contracts	318,050	71,170
Collateral, due from broker	-	289,136
Interest receivable	98	81
Other assets	32,720	-
Total assets	2,799,684	2,382,411

Liabilities

Wheat futures contracts	-	141,468
Collateral, due to broker	16,137	-
Management fee payable to Sponsor	2,959	1,793
Other liabilities	21,109	3,262
Total liabilities	40,205	146,523

Net assets	$2,759,479	$2,235,888

Shares outstanding	125,004	100,004

Net asset value per share	$22.08	$22.36

Market value per share	$22.08	$22.40

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

June 30, 2012

(Unaudited)

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,448,816	88.74%

Commodity futures contracts
United States wheat futures contracts
CBOT Wheat futures (26 contracts, settlement date September 14, 2012)	$121,763	4.41%	$984,425
CBOT Wheat futures (21 contracts, settlement date December 14, 2012)	77,212	2.80	815,588
CBOT Wheat futures (24 contracts, settlement date December 13, 2013)	119,075	4.32	977,400
Total wheat futures contracts	$318,050	11.53%	$2,777,413

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2012	Six months ended June 30, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(360,072)	$(464,222)
Net change in unrealized appreciation or depreciation on commodity futures contracts	288,123	388,348
Interest income	923	1,291
Total loss	(71,026)	(74,583)

Expenses
Management fees	11,195	16,902
Professional fees	55,151	55,151
Distribution and marketing fees	37,133	61,885
Custodian fees and expenses	32,210	64,421
Business permits and licenses fees	1,824	1,824
General and administrative expenses	9,282	9,282
Brokerage commissions	1,352	1,810
Other expenses	1,900	1,900

Total expenses	150,047	213,175

Net loss	$(221,073)	$(287,758)

Net income (loss) per share	$0.66	$(0.28)
Net loss per weighted average share	$(0.99)	$(1.74)
Weighted average shares outstanding	222,806	165,251

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

Six months ended
June 30, 2012
Operations
Net loss	$(287,758)

Capital transactions
Issuance of Shares	3,722,288
Redemption of Shares	(2,910,939)
Total Capital Transactions	811,349
Net change in net assets	523,591

Net assets, beginning of period	2,235,888

Net assets, end of period	$2,759,479
Net asset value per share at beginning of period	$22.36

At end of period	$22.08

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENT OF CASH FLOWS

(Unaudited)

Six months ended
June 30, 2012
Cash flows from operating activities:
Net loss	$(287,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(388,348)
Changes in operating assets and liabilities:
Collateral, due from broker	289,136
Interest receivable	(17)
Other assets	(32,720)
Collateral, due to broker	16,137
Management fee payable to Sponsor	1,166
Other liabilities	17,847
Net cash used in operating activities	(384,557)

Cash flows from financing activities:
Proceeds from sale of Shares	3,722,288
Redemption of Shares	(2,910,939)
Net cash provided by financing activities	811,349

Net change in cash and cash equivalents	426,792
Cash and cash equivalents, beginning of period	2,022,024
Cash and cash equivalents, end of period	$2,448,816

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1 – Organization and Operation

Teucrium Wheat Fund (referred to herein as “WEAT” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “WEAT,” to the public at per-Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for wheat interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The Fund commenced investment operations on September 19, 2011 and has a fiscal year ending December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009.

On June 17, 2011, the Fund’s initial registration of 10,000,000 shares on Form S-1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “WEAT.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated July 6, 2012, as applicable. The operating results from January 1, 2012 through June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair  market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2012 and December 31, 2011.

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

Authorized Purchasers may redeem shares from the Fund only in blocks of 25,000 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.

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

As outlined in the most recent Amendment to the Form S-1 dated July 6, 2012, 50,000 represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $2,448,816 and $2,022,024 in money market funds at June 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Collateral, Due from/to Broker

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Fund’s clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

In determining the value of Wheat Futures Contracts, the administrator uses the CBOT closing price (typically 3:00 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter wheat interests is determined based on the value of the commodity or futures contract underlying such wheat interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such wheat interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open wheat interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Market value per share represents the closing price on the last trading day of the quarter as reported by the NYSE Arca. If such a closing price is not available, the bid/ask midpoint at 4 p.m. as reported by the NYSE Arca was used.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period April 1, 2012 to June 30, 2012 the Fund recorded $11,195 in management fees to the Sponsor. For the period from January 1, 2012 through June 30, 2012, the Fund recorded $16,902 in management fees to the Sponsor. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any

other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period April 1, 2012 to June 30, 2012, this resulted in no reduction of fees paid by the Fund. For the period January 1, 2012 to June 30, 2012, this resulted in a reduction of fees to the fund of approximately $4,200. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets.

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

On June 30, 2012 and December 31, 2011, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary.

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011:

June 30, 2012				Balance
				as of
				June 30,
Assets:	Level 1	Level 2	Level 3	2012
Cash equivalents	$2,448,816	$-	$-	$2,448,816
Wheat futures contracts	318,050	-	-	318,050
Total	$2,766,866	$-	$-	$2,766,866

December 31, 2011				Balance
				as of
				December 31,
Assets:	Level 1	Level 2	Level 3	2011
Cash equivalents	$2,022,024	$-	$-	$2,022,024
Wheat futures contracts	71,170	-	-	71,170
Total	$2,093,194	$-	$-	$2,093,194

				Balance
				as of
				December 31,
Liabilities:	Level 1	Level 2	Level 3	2011
Wheat futures contracts	$141,468	$-	$-	$141,468

During the period from January 1, 2012 through June 30, 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period from January 1, 2012 through June 30, 2012, the Fund had invested only in wheat commodity futures contracts.

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

 The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at June 30, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period from April 1, 2012 to June 30, 2012 and for the period from January 1, 2012 to June 30, 2012.

At June 30, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Wheat futures contracts	$318,050	$-	$318,050

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Wheat futures contracts	$71,170	$(141,468)	$(70,298)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period from April 1, 2012 to June 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Wheat futures contracts	$(360,072)	$288,123

For the period from January 1, 2012 to June 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Wheat futures contracts	$(464,222)	$388,348

Volume of Derivative Activities

At June 30, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Wheat futures contracts	$2,777,413	71

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Wheat futures contracts	$2,250,188	65

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period January 1, 2012 through June 30, 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$22.36
Loss from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	1.00
Total expenses	(1.29)
Net decrease in net asset value	(0.28)
Net asset value at end of period	$22.08
Total Return	(1.25)%
Ratios to Average Net Assets (Annualized)
Total expense	12.70%
Net investment loss	(12.63)%

Total return is calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund.  The ratios, excluding non-recurring expenses, have been annualized.

The financial highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period under report. The asset-based per share data in the financial highlights are calculated using the prior day’s net assets consistent with the methodology used to calculate asset-based fees and expenses.

For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period January 1, 2012 to June 30, 2012, this resulted in a reduction of fees to the Fund of approximately $4,200.

Note 6 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period July 1, 2012 through August 9, 2012 there was nothing to report.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Investments in securities, at fair value (cost $2,386,521)	$2,459,790	$-
Cash and cash equivalents	12,570	100
Interest receivable	1	-
Other assets	7,419	-
Total assets	2,479,780	100

Liabilities

Other liabilities	389	-
Total liabilities	389	-

Net assets	$2,479,391	$100

Shares outstanding	50,002	2

Net asset value per share	$49.59	$50.00

Market value per share	$52.38	$-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

June 30, 2012

(Unaudited)

	Fair	Percentage of
Description: Assets	Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$614,813	24.80%	14,633
Teucrium Soybean Fund	612,538	24.71	25,107
Teucrium Wheat Fund	616,756	24.88	27,939
Teucrium Sugar Fund	615,683	24.83	31,902
Total exchange-traded funds (cost $2,386,521)	$2,459,790	99.22%	99,581

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$12,570	0.51%

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

		From the commencement of
	Three months ended June 30, 2012	operations (March 28, 2012) through June 30, 2012
Income
Realized and unrealized gain on trading of securities:
Realized loss on securities	$(971,557)	$(969,837)
Net change in unrealized appreciation or depreciation on securities	(129,928)	73,269
Interest income	16	17
Total loss	(1,101,469)	(896,551)

Expenses
Professional fees	(693)	(261)
Business permits and licenses fees	(321)	(213)
General and administrative expenses	1,596	1,704
Custodian fees and expenses	1,194	1,275
Distribution and marketing fees	11,718	11,799
Brokerage commissions	1,249	1,249
Other expenses	364	364

Total expenses	15,107	15,917

Net loss	$(1,116,576)	$(912,468)

Net loss per share	$(1.09)	$(0.41)
Net loss per weighted average share	$(5.57)	$(4.46)
Weighted average shares outstanding	200,551	204,739

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

From the commencement of
operations (March 28, 2012)
through June 30, 2012
Operations
Net loss	$(912,468)

Capital transactions
Issuance of Shares	15,000,000
Redemption of Shares	(11,608,241)
Total capital transactions	3,391,759
Net change in net assets	2,479,291

Net assets, beginning of period	100

Net assets, end of period	$2,479,391
Net asset value per share at beginning of period	$50.00

At end of period	$49.59

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENT OF CASH FLOWS

(Unaudited)

From the commencement
of operations (March 28, 2012)
through June 30, 2012
Cash flows from operating activities:
Net loss	$(912,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on securities	(73,269)
Changes in operating assets and liabilities:
Purchase of investments in securities, at fair value	(2,386,521)
Interest receivable	(1)
Other assets	(7,419)
Other liabilities	389
Net cash used in operating activities	(3,379,289)

Cash flows from financing activities:
Proceeds from sale of Shares	15,000,000
Redemption of Shares	(11,608,241)
Net cash provided by financing activities	3,391,759

Net change in cash and cash equivalents	12,470
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$12,570

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1 — Organization and Business

Teucrium Agricultural Fund (referred to herein as “TAGS” or the “Fund”) is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).  The Fund was formed on March 29, 2011 and is managed and controlled by Teucrium Trading, LLC (the “Sponsor”). The Sponsor is a limited liability company formed in Delaware on July 28, 2009 that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

On April 22, 2011, an initial registration statement was filed with the Securities and Exchange Commission (“SEC”). On February 10, 2012, the Fund’s initial registration of 5,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On March 28, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “TAGS.” On the business day prior to that, the Fund issued 300,000 shares in exchange for $15,000,000 at the Fund’s initial NAV of $50 per share. The Fund also commenced investment operations on March 28, 2012 by purchasing shares of the Underlying Funds. On December 31, 2011, the Fund had two shares outstanding, which were owned by the Sponsor.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated March 26, 2012, as applicable. The operating results from January 1, 2012 through June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Investment transactions are accounted for on a trade-date basis. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on investments are reflected in the statements of operations as the difference between the original amount and the fair  market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended June 30, 2012.

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

As outlined in the most recent Amendment to the Form S-1 dated March 26, 2012, 50,000 represents one Redemption Basket for the Fund and a minimum level of shares. As of June 14, 2012, the Fund had only one basket representing 50,000 shares outstanding, and thus no further redeems can be accepted until there is a creation order.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $12,570 and $100 in money market funds at June 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Due from/to Broker for Securities Transactions

Due from/to broker for investments in securities are securities transactions pending settlement. For the period from the commencement of operations (March 28, 2012) through June 30, 2012, all of the Fund’s securities transactions for the shares of the Underlying Funds, money balances were transacted with the Bank of New York Mellon and security transactions for the sale and purchase of shares of the Underlying Funds were principally transacted with the Bank of New York Mellon Capital Markets. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

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

Market value per share represents the closing price on the last trading day of the quarter as reported by the NYSE Arca. If such a closing price is not available, the bid/ask midpoint at 4 p.m. as reported by the NYSE Arca was used.

Sponsor Fee and Allocation of Expenses

The Fund pays no direct management fees to the Sponsor. The Underlying Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum; these fees are recognized in the statements contained in this Form on 10-Q for each of the Underlying Funds. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. For the periods from the commencement of operations (March 28, 2012) to June 30, 2012 and April 1, 2012 to June 30, 2012, this resulted in an approximate $500 reduction of fees paid by the Fund. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets.

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

On June 30, 2012, in the opinion of the Trust and the Fund, the reported value of the Commodity Futures Contracts traded on the CBOT and on ICE fairly reflected the value of the Commodity Futures Contracts held by the Underlying Funds, and no adjustments were necessary.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2012:

June 30, 2012				Balance
				as of
				June 30,
Assets:	Level 1	Level 2	Level 3	2012
Exchange-traded funds	$2,459,790	$-	$-	$2,459,790
Cash equivalents	12,570	-	-	12,570
Total	$2,472,360	$-	$-	$2,472,360

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from commencement of operations (March 28, 2012) through June 30, 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$50.00
Income from investment operations:
Investment income	-
Net realized and unrealized loss on investment transactions	(0.33)
Total expenses	(0.08)
Net decrease in net asset value	(0.41)
Net asset value at end of period	$49.59
Total Return	(0.82)%
Ratios to Average Net Assets (Annualized)
Total expense	0.63%
Net investment loss	(0.63)%

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

The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. For the periods from the commencement of operations (March 28, 2012) to June 30, 2012 and April 1, 2012 to June 30, 2012, this resulted in an approximate $500 reduction of fees paid by the Fund.

Note 6 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

 The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

On July 27, 2012, there was a Creation Basket for TAGS which brought the outstanding number of shares above the minimum number of baskets outstanding. On August 2, 2012, there was a Redemption Basket for TAGS which brought the number of baskets outstanding back to the minimum of 50,000 shares.

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

Overview/Introduction

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of seven series: Teucrium Corn Fund (“CORN”), Teucrium WTI Crude Oil Fund (“CRUD”), Teucrium Natural Gas Fund (“NAGS”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). All these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund.  The Trust and the Funds operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

On June 5, 2010, the Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010.

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

On June 17, 2011, the Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT.  On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca.

On February 10, 2012, the Form S-1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012.

The Funds are designed and managed so that the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for specific futures contracts or the closing Net Asset Value per share of the Underlying Funds (as defined below) in the case of TAGS. Each Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts that expire in a specific month and trade on a specific exchange in the commodities comprising the Benchmark, as defined below or shares of the Underlying Funds in the case of TAGS. Each Fund also holds United States Treasury Obligations and/or other high credit quality short-term fixed income securities for deposit with the commodity broker of the Funds as margin.

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

The investment objective of the TAGS is to have the daily changes in percentage terms of the NAV of its Shares reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (collectively, the “Underlying Funds”).  The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2012, Benchmark Component Futures Contracts weights for each of the Funds:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (690 contracts, settlement date September 14, 2012)	$21,683,250	35
CBOT Corn Futures (588 contracts, settlement date December 14, 2012)	18,661,650	30
CBOT Corn Futures (757 contracts, settlement date December 13, 2013)	21,621,813	35

Total at June 30, 2012	$61,966,713	100%

NAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX Natural Gas Futures (31 contracts, settlement date September 26, 2012)	$891,870	25
NYMEX Natural Gas Futures (29 contracts, settlement date October 29, 2012)	896,390	25
NYMEX Natural Gas Futures (25 contracts, settlement date February 26, 2013)	871,000	25
NYMEX Natural Gas Futures (26 contracts, settlement date March 26, 2013)	896,740	25

Total at June 30, 2012	$3,556,000	100%
115

CRUD Benchmark Component Futures Contracts	Notional Value	Weight (%)
WTI Crude Oil Futures (8 contracts, settlement date November 16, 2012)	$693,360	36
WTI Crude Oil Futures (6 contracts, settlement date May 21, 2013)	531,780	28
WTI Crude Oil Futures (8 contracts, settlement date November 20, 2013)	707,600	36

Total at June 30, 2012	$1,932,740	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (12 contracts, settlement date November 14, 2012)	$856,650	35
CBOT Soybean Futures (10 contracts, settlement date January 14, 2013)	713,250	29
CBOT Soybean Futures (14 contracts, settlement date November 14, 2013)	882,525	36

Total at June 30, 2012	$2,452,425	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (14 contracts, settlement date February 28, 2013)	$337,120	35
ICE Sugar Futures (12 contracts, settlement date April 30, 2013)	286,675	30
ICE Sugar Futures (14 contracts, settlement date February 28, 2014)	335,395	35

Total at June 30, 2012	$959,190	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (26 contracts, settlement date September 14, 2012)	$984,425	35
CBOT Wheat Futures (21 contracts, settlement date December 14, 2012)	815,588	30
CBOT Wheat Futures (24 contracts, settlement date December 13, 2013)	977,400	35

Total at June 30, 2012	$2,777,413	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund	$614,813	25
Shares of Teucrium Soybean Fund	612,538	25
Shares of Teucrium Wheat Fund	616,756	25
Shares of Teucrium Sugar Fund	615,683	25

Total at June 30, 2012	$2,459,790	100%

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

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com; for NAGS is www.teucriumnagsfund.com; for CRUD is www.teucriumcrudfund.com; for CANE is www.teucriumcanefund.com; for SOYB is www.teucriumsoybfund.com; for WEAT is www.teucriumweatfund.com; for TAGS is www.teucriumtagsfund.com. These sites are accessible at no charge.  The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract and Cleared Swap (for example, like Corn Futures Contracts, Cleared Corn Swaps are standardized as to certain material economic terms, including that each such swap be for a quantity of 5,000 bushels, which permits less flexibility in their structuring than with over-the-counter Corn Interests. The two parties to a Cleared Corn Swap agree on the specific fixed price component and the calendar month of expiration, and agree to submit the Cleared Corn Swap to the clearing organization. The clearing organization assumes the credit risk relating to the transaction, which effectively eliminates the creditworthiness of the counterparty as a risk. Unlike Corn Futures Contracts, Cleared Corn Swaps call for settlement in cash, and do not permit settlement by delivery or receipt of physical corn). The specific types of Other Interests (in addition to futures contracts, options on futures contracts and cleared swaps, derivative contracts) that are tied to various commodities are entered into outside of public exchanges.  These “over-the-counter” contracts are entered into between two parties in private contracts.  For example, unlike Futures Contracts and Cleared Corn Swaps, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party, ( i.e., the risk that the other party will not be able to perform its obligations under its contract), and characteristics of such Other Interests, and the amount of cash and cash equivalents held in the Fund’s portfolio.

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

The Sponsor employs a “neutral” investment strategy intended to track the changes in the Benchmark of each Fund regardless of whether the Benchmark goes up or goes down.  The Fund’s “neutral” investment strategy is designed to permit investors generally to purchase and sell the Fund’s Shares for the purpose of investing indirectly in the commodity-specific market in a cost-effective manner.  Such investors may include participants in the specific industry and other industries seeking to hedge the risk of losses in their commodity-specific-related transactions, as well as investors seeking exposure to that commodity market.  Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in the commodity-specific market and/or the risks involved in hedging may exist.  In addition, an investment in a Fund involves the risks that the changes in the price of the Fund’s Shares will not accurately track the changes in the Benchmark, and that changes in the Benchmark will not closely correlate with changes in the price of the commodity on the spot market.  The Sponsor does not intend to operate each Fund in a fashion such that its per share NAV equals, in dollar terms, the spot price of the commodity or the price of any particular commodity-specific Futures Contract.

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

On May 25, 2012, the Sponsor filed a Form 8-K on behalf of the Trust and the Funds which provided notification of the appointment of Steve Kahler as Chief Operating Officer of the Sponsor. The substance of the information included in the Form 8-K is as follows:

On May 24, 2012, Teucrium Trading, LLC (“Teucrium” or the “Sponsor”) amended the Teucrium Amended and Restated Limited Liability Company Operating Agreement dated October 26, 2009 (as amended, the “LLC Agreement”) to revise the formal descriptions and related powers, duties and responsibilities of the officers of Teucrium. Effective as of May 24, 2012 (the “Effective Date”), an additional officer position for Teucrium, that of Chief Operating Officer, was added and the duties and responsibilities of the Chief Investment Officer and President were modified. After the Effective Date, Teucrium, the Funds and the Registrant, have been managed both formally and operationally by four officers: (1) a Chief Executive Officer, (2) a Chief Investment Officer and President, (3) a Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer and (4) a Chief Operating Officer.

The duties and responsibilities of the Chief Executive Officer, the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer were unchanged. The Chief Investment Officer and President is primarily responsible for new investment product development and no longer oversees the trade operations, trade execution, and portfolio activities with respect to the Funds (“Trade Operations”). The Chief Operating Officer assumed primary responsibility for Trade Operations.

Pursuant to the procedures specified in the LLC Agreement as of the Effective Date, Sal Gilbertie continued in his role as the Chief Investment Officer and President for Teucrium and Steve Kahler was named the Chief Operating Officer.

Due to his position in Teucrium, Mr. Kahler is registered as a “principal” of Teucrium with the Commodity Futures Trading Commission (“CFTC”), as that term is defined in CFTC Rule 3.1. With respect to Mr. Kahler’s appointment as Chief Operating Officer of Teucrium, Mr. Kahler has been and will continue to be paid an annual salary. Such compensation has been and will be allocated among the Funds based on the size, volume and complexity thereof and the actual amounts allocated to each Fund may vary over time, as the relative size, volume and complexity of the Funds varies.

Biographical information for Mr. Kahler is as follows:

Mr. Kahler began working for the Sponsor in November 2011 as Managing Director in the trading division. He became the Chief Operating Officer on May 24, 2012 and has primary responsibility for the Trade Operations for the Funds. He maintains his main business office at 13520 Excelsior Blvd., Minnetonka, MN 55345. Mr. Kahler was registered as an Associated Person of the Sponsor on November 25, 2011, approved as a Branch Manager of the Sponsor on March 16, 2012 and approved by the NFA as a Principal of the Sponsor on May 16, 2012. Prior to his employment with the Sponsor, Mr. Kahler worked for Cargill Inc., an international producer and marketer of food, agricultural, financial and industrial products and services, from April 2006 until November 2011 in the Energy Division as Senior Petroleum Trader. In October 2006 and while employed at Cargill Inc., Mr. Kahler was approved as an NFA member registered under Cargill Commodity Services Inc., a commodity trading affiliate of Cargill Inc. Mr. Kahler graduated from the University of Minnesota with a Bachelors of Agricultural Business Administration in 1992 and is 45 years old.

Performance Summary

This report covers the period from January 1, 2012 or the commencement of operation, whichever is applicable, to June 30, 2012, for each Fund. TAGS commenced operations on March 28, 2012.

The performance of each Fund for the period January 1, 2012 to June 30, 2012 and the exchange-traded Shares are detailed below in “Results of Operations.”  Past performance of a Fund is not necessarily indicative of future performance.

CORN Per Share Operation Performance
Net asset value at beginning of period	$41.92
Income (loss) from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	1.15
Total expenses	(1.07)
Net increase in net asset value	0.10
Net asset value end of period	$42.02
Total Return	0.24%
Ratios to Average Net Assets (Annualized)
Total expense	5.49%
Net investment loss	(5.41)%

NAGS Per Share Operation Performance
Net asset value at beginning of period	$13.81
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(1.90)
Total expenses	(0.09)
Net decrease in net asset value	(1.98)
Net asset value at end of period	$11.83
Total Return	(14.34)%
Ratios to Average Net Assets (Annualized)
Total expense	1.52%
Net investment loss	(1.45)%

CRUD Per Share Operation Performance
Net asset value at beginning of period	$44.45
Income (loss) from investment operations:
Investment income	0.02
Net realized and unrealized loss on commodity futures contracts	(4.21)
Total expenses	(1.69)
Net decrease in net asset value	(5.88)
Net asset value at end of period	$38.57
Total Return	(13.23)%
Ratios to Average Net Assets (Annualized)
Total expense	7.59%
Net investment loss	(7.51)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$21.86
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	3.93
Total expenses	(1.40)
Net increase in net asset value	2.54
Net asset value at end of period	$24.40
Total Return	11.62%
Ratios to Average Net Assets (Annualized)
Total expense	12.11%
Net investment loss	(12.03)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$23.06
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.10)
Total expenses	(1.67)
Net decrease in net asset value	(3.76)
Net asset value at end of period	$19.30
Total Return	(16.31)%
Ratios to Average Net Assets (Annualized)
Total expense	(15.14)%
Net investment loss	(15.06)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$22.36
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	1.00
Total expenses	(1.29)
Net decrease in net asset value	(0.28)
Net asset value at end of period	$22.08
Total Return	(1.25)%
Ratios to Average Net Assets (Annualized)
Total expense	12.70%
Net investment loss	(12.63)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$50.00
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized loss on investment transactions	(0.33)
Total expenses	(0.08)
Net decrease in net asset value	(0.41)
Net asset value at end of period	$49.59
Total Return	(0.82)%
Ratios to Average Net Assets (Annualized)
Total expense	0.63%
Net investment loss	(0.63)%

Results of Operations

The discussion below addresses the material changes in the results of operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. CORN, which commenced operations in 2010, operated for both the three and six month periods. For NAGS and CRUD, the discussion is limited to a comparison of the periods April 1 to June 30, 2012 and April 1 to June 30, 2011. NAGS, which commenced operations on February 1, 2011, operated fully for the period April 1 to June 30, 2011, but operated for only five of six months in the 2011 period. CRUD, which commenced operations on February 23, 2011 operated fully for the period April 1 to June 30, 2011, but operated for less than five of six months in the 2011 period. SOYB, CANE and WEAT did not commence operations until September 19, 2011 and thus did not operate at all in the quarter ended June 30, 2011. TAGS did not commence operations until March 28, 2012.

The Teucrium Corn Fund

For the quarter ended June 30, 2012, CORN had a total income of $3,917,888 compared to a total loss of $(12,216,684) for the quarter ended June 30, 2011. For the six months ended June 30, 2012, CORN had a total income of $349,347 compared to a total loss of $(4,547,900) for the six months ended June 30, 2011. The change in total income was driven by a change in the value of the underlying commodity contracts. On June 30, 2011, corn futures on the CBOT traded sharply lower and were in a “limit down” condition, whereas for the quarter ended June 30, 2012, corn futures prices, in general, moved up as the drought conditions in the Midwest worsened. On March 30, 2012, the USDA released its most recent Prospective Planting Report which indicated that acres planted for corn would increase to 95.9 million for the 2012-2013 crop year, which would potentially result in one of the largest corn crops in United States history. However, by June 29, 2012, when the USDA released its updated report, expectations had been reduced due to the drought conditions being experienced in the Midwest. A summary of the USDA’s most recent monthly report, which was released on July 11, 2012, is presented below under Market Outlook.

For the quarter ended June 30, 2012, CORN had total expenses of $824,260 compared to $596,482 for the quarter ended June 30, 2011. For the six months ended June 30, 2012, CORN had a total expenses of $1,711,819 compared to $976,751 for the six months ended June 30, 2011. This increase of $227,778 for the quarter and $735,068 for the six month period was driven primarily by increases in accruals for marketing and distribution expenses related to the ongoing operations of the Fund, including expenses for regulatory compliance, marketing efforts including conferences and media, and trading operations. The increase in professional fees resulted principally from an increase in accruals for legal fees related to routine and ongoing regulatory filings for the Fund. The decrease in the management fee was a result of lower average assets under management in 2012 periods than in 2011. The total expense ratio for the period ended June 30, 2011 was 2.22% while it was 5.49% for the period ended June 30, 2012. This higher expense ratio was driven by the increase in expense accruals discussed above and a reduction in average net assets.

Shares outstanding decreased by just over 50% period over period from 3,000,004 on June 30, 2011 to 1,475,004 on June 30, 2012. This reduction was due primarily to macro market trends which saw a shift, in general, from commodities to other investment classes, as well as initial expectations for a relatively large 2012-2013 corn crop in the United States. In addition, the size of a basket for creates and redeems was reduced over this timeframe from 100,000 shares per basket on June 30, 2011 to 25,000 shares per basket effective March 5, 2012.

The seasonality patterns for corn futures prices are impacted by a variety of factors. These include, but are not limited to, the harvest in the fall, the planting conditions in the spring, and the weather throughout the critical germination and growing periods. Prices for corn futures are affected by the availability and demand for substitute agricultural commodities, including soybeans and wheat, and the demand for corn as an additive for fuel, through the production of ethanol. The price of corn futures contracts is also influenced by global economic conditions, including the demand for exports to other countries. Such factors will impact the performance of the Fund and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors.

The Teucrium Natural Gas Fund

For the quarter ended June 30, 2012, NAGS had a total income of $134,345 compared to a total loss of $(103,876) for the quarter ended June 30, 2011. The change in total income was driven by a change in the value of the underlying commodity contracts. In general, the price of Natural Gas Futures has been generally falling since early 2011, reaching a multi-year low over the last twelve months. In the quarter ended June 30, 2012, this pattern was mitigated to some extent as prices stabilized over the three-month period. This stabilization resulted in an unrealized gain in natural gas futures held by the Fund of $197,507 in the quarter ended June 30, 2012, as compared to an unrealized loss of $(100,528) for the same period in 2011.

For the quarter ended June 30, 2012, NAGS had total expenses of $8,942 compared to $111,623 for the quarter ended June 30, 2011. This decrease of $(102,681) for the quarter resulted from the 1.5% voluntary cap on expenses that was instituted by the Sponsor effective August 1, 2011 and is still in effect. For the quarter, this resulted in approximately a $6,000 reduction in expenses for the Fund, including the waiving of management fees to the Sponsor. The total expense ratio for the period ended June 30, 2011 was 16.62% while it was 1.52% for the period ended June 30, 2012.

Shares outstanding were increased from 100,004 at June 30, 2011 to 300,004 on June 30, 2012.

Natural gas prices fluctuate seasonally.  For example, in some parts of the United States and other markets, the natural gas demand for power peaks during the cold winter months, with market prices peaking at that time.  As a result, in the future, the overall price of natural gas may fluctuate substantially on a seasonal and quarterly basis and thus make consecutive period to period comparisons less relevant. In addition, weather patterns and government policy may impact the demand and or supply of natural gas. Such factors will impact the performance of the Fund and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors.

The Teucrium WTI Crude Oil Fund

For the quarter ended June 30, 2012, CRUD had a total loss of $(472,600) compared to a total loss of $(367,918) for the quarter ended June 30, 2011. The change in total income was driven by a decrease in the realized gain on commodity futures contracts period over period. In general, the price of Crude Oil Futures fluctuated widely over the twelve-month period, but was generally lower on June 30, 2012 than on June 30, 2011.

For the quarter ended June 30, 2012, CRUD had total expenses of $57,220 compared to $124,516 for the quarter ended June 30, 2011. This decrease of $(67,296) for the quarter resulted from a lower average assets under management, and thus a smaller relative allocation of expenses from the Sponsor, and the payment of approximately $14,500 in fees by the Sponsor that would generally have been paid by the Fund for the quarter ended June 30, 2012. The total expense ratio for the period ended June 30, 2011 was 9.69% while it was 7.59% for the period ended June 30, 2012. This higher expense ratio was driven by the decrease in expense accruals discussed above partially offset by a reduction in average net assets.

Shares outstanding decreased from 100,002 to 50,002 period over period.

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

Global political risks, including geopolitical conflicts and war could cause the price of WTI light sweet crude oil to fluctuate greatly.

Such factors will impact the performance of the Fund and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors.

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

If the futures market is in a state of backwardation (i.e., when the price of corn in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing corn prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. Over time, if backwardation remained constant, the differences would continue to increase. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing corn prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Over time, if contango remained constant, the difference would continue to increase. Historically, the corn futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the corn market and the corn harvest cycle.

The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On July 11, 2012, the USDA released its monthly World Agricultural and Supply and Demand Estimates for the upcoming Crop Year 2012-13. The USDA estimated that the yield per acre for U.S. production would be 146 bushels per acre with 96.4 million acres planted and 88.9 million acres harvested.  The yield per acre in the July 11 report was significantly reduced from the 166 bushels per acre estimated on June 12, 2012; the reduction was due to the deterioration of the weather situation in the principal corn growing areas of the US. The total domestic supply of corn is estimated to be 13,903 million bushels with total usage, including exports, forecast at 12,720 million bushels. As a result of the decrease in yield from the previous month’s report, total projected supply for 2012-2013 was reduced by 11% while usage was only reduced by 8%. The USDA projects that the resulting “Ending Stocks” or inventory will be 1,183 million bushels, nearly flat to the 1,128 million bushels for the 2010-11 Crop Year, but up from the 903 million bushels estimated for the 2011-2012 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 33.9 days for 2012-13, up from the 26.1 days in 2011-2012, but down significantly from the 49.8 days for the USDA’s June 12, 2012 estimate for 2012-2013.

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

Over time, the price of the natural gas fluctuates based on a number of market factors, including demand for the commodity relative to its supply. The value of Natural Gas contracts likewise fluctuates in reaction to a number of market factors. If investors seek to maintain their holdings in Natural Gas contracts with a roughly constant expiration profile and not take delivery of the natural gas, they must on an ongoing basis sell their current positions as they approach expiration and invest in later-to-expire contracts.

If the futures market is in a state of backwardation (i.e., when the price of natural gas in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing natural gas prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. Over time, if backwardation remained constant, the differences would continue to increase. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Over time, if contango remained constant, the difference would continue to increase. Historically, the natural gas futures markets have experienced periods of extreme contango but very few periods with backwardation. Since early 2008, the deepest contango structure has historically occurred during September or October. It is during these periods natural gas storage reaches its highest level as the market tries to build the optimal inventory for the upcoming winter heating season.

The United States Energy Information Administration (“EIA”) publishes daily, weekly, monthly and annual information regarding the natural gas industry, usage and supply estimates. The information is available on the EIA’s website, www.eia.gov, at no charge.

WTI Light Sweet Crude Oil and the Oil Industry

WTI light sweet crude oil comprises a blend of several U.S. domestic streams of crude oil delivered to Cushing, Oklahoma, where there are many intersecting pipelines and storage facilities, along with easy access to refiners and suppliers.  WTI light sweet crude oil flows both inbound and outbound from Cushing.

Light sweet crudes are preferred by refiners because of the low sulfur content and relatively high yields of high-value products such as gasoline, diesel fuel, heating oil, and jet fuel.  The price of light sweet crude oil has historically exhibited periods of significant volatility.

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

WTI Crude Oil Futures contracts are most widely traded on the NYMEX and the ICE exchanges in 1,000 barrel contracts.

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

If the futures market is in a state of backwardation (i.e., when the price of crude oil in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing crude oil prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. Over time, if backwardation remained constant, the differences would continue to increase. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Over time, if contango remained constant, the difference would continue to increase. Historically, the crude oil futures markets have experienced periods of both contango and backwardation. During 2006 and the first half of 2007, the crude oil futures markets experienced contango. However, starting early in the third quarter 2007, the crude oil futures markets moved into backwardation and remained in backwardation until late in the second quarter 2008 when the crude oil futures markets moved into contango. The crude oil markets remained in contango until late third quarter 2008, when they moved into backwardation. The crude oil markets moved back into contango for the balance of 2008, reaching supercontango in December 2008. Crude oil since early 2009 has fluctuated between mild contango, spiking into deep contango for several weeks at a time during third and fourth quarters of 2009, second and third quarters 2010 and finally the last major contango during first quarter 2011. Since this point the crude oil markets continue to see moderate contango structure in the market.

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

The soybean processing industry converts soybeans into soybean meal, soybean hulls, and soybean oil.  Soybean meal and soybean hulls are processed into soy flour or soy protein, which are used, along with other commodities, by livestock producers and the farm fishing industry as feed.  Soybean oil is sold in multiple grades and is used by the food, petroleum and chemical industries.  The food industry uses soybean oil in cooking and salad dressings, baking and frying fats, and butter substitutes, among other uses.  In addition, the soybean industry continues to introduce soy-based products as substitutes to various petroleum-based products including lubricants, plastics, ink, crayons and candles.  Soybean oil is also converted to biodiesel for use as fuel.

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

If the futures market is in a state of backwardation (i.e., when the price of soybeans in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing soybean prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. Over time, if backwardation remained constant, the differences would continue to increase. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing soybean prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Over time, if contango remained constant, the difference would continue to increase. Historically, the soybeans futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the soybean market and the soybean harvest cycle.

The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov , at no charge.  On July 11, 2012, the USDA released its monthly World Agricultural and Supply and Demand Estimates for the upcoming Crop Year 2012-13. The USDA estimated that the yield per acre for U.S. production would be 40.5 bushels per acre with 76.1 million acres planted and 75.3 million acres harvested.  The yield per acre in the July 11 report was reduced from the 43.9 bushels per acre estimated on June 12, 2012; the reduction was due to the deterioration of the weather situation in the principal soybean growing areas of the US. The total domestic supply of soybeans is estimated to be 3,235 million bushels with total usage, including exports, forecast at 3,105 million bushels. As a result of the decrease in yield from the previous month’s report, total projected supply for 2012-2013 was reduced by 5% with usage reduced by 5% also. The USDA projects that the resulting “Ending Stocks” or inventory will be 130 million bushels, down significantly from the 215 million bushels for the 2010-11 Crop Year, and from the 170 million bushels estimated for the 2011-2012 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 15.3 days for 2012-13, down from the 19.9 days in 2011-2012, and down slightly from the 15.7 days for the USDA’s June 12, 2012 estimate for 2012-2013.

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

If the futures market is in a state of backwardation (i.e., when the price of sugar in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing soybean prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. Over time, if backwardation remained constant, the differences would continue to increase. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing sugar prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Over time, if contango remained constant, the difference would continue to increase. Historically, the sugar futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the sugar market and the sugar harvest cycle.

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA published periodic, but not as comprehensive, reports on sugar monthly. All of these reports are available on the USDA’s website, www.usda.gov , at no charge.

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

If the futures market is in a state of backwardation (i.e., when the price of wheat in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing soybean prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. Over time, if backwardation remained constant, the differences would continue to increase. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing wheat prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Over time, if contango remained constant, the difference would continue to increase. Historically, the wheat futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the wheat market and the wheat harvest cycle.

 The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov , at no charge.  On July 11, 2012, the USDA released its monthly World Agricultural and Supply and Demand Estimates for the upcoming Crop Year 2012-13. The USDA estimated that the yield per acre for U.S. production would be 45.6 bushels per acre with 56.0 million acres planted and 48.8 million acres harvested.  The yield per acre in the July 11 report was basically flat to the 45.4 bushels per acre estimated on June 12, 2012. The total domestic supply of wheat is estimated to be 3,087 million bushels with total usage, including exports, forecast at 2,423 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 664 million bushels, down significantly from the 862 million bushels for the 2010-11 Crop Year, and from the 743 million bushels estimated for the 2011-2012 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 100 days for 2012-13, down from the 121.4 days in 2011-2012, and down slightly from the 108.3 days for the USDA’s June 12, 2012 estimate for 2012-2013.

Calculating NAV

The NAV of each Fund is calculated by:

•	Taking the current market value of its total assets, and

•	Subtracting any liabilities.

The Administrator, the Bank of New York Mellon, calculates the NAV of each Fund once each trading day.  It calculates NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m., New York time.  The NAV for a particular trading day will be released after 4:15 p.m., New York time.

In determining the value of the Futures Contracts for each Fund, the Administrator uses the closing price on the exchange on which the commodity is traded (typically 3:00 p.m. New York time for the CBOT, 2:30 p.m., New York time for the NYMEX, and 2:00 p.m. New York time, for the ICE).  The Administrator determines the value of all other investments for each Fund as of the earlier of the close of the New York Stock Exchange or 4:00 p.m., New York time, in accordance with the current Services Agreement between the Administrator and the Trust.

The value of Cleared Swaps and over-the-counter Interests will be determined based on the value of the commodity or Futures Contract underlying such Interest, except that a fair value may be determined if the Sponsor believes that a Fund is subject to significant credit risk relating to the counterparty to such Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV of a specific Fund where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract of such Fund closes at its price fluctuation limit for the day. Treasury Securities held by the Fund are valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  The NAV includes any unrealized profit or loss on open Interests and any other credit or debit accruing to each Fund but unpaid or not received by the Fund.

In addition, in order to provide updated information relating to the Funds for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the trading day an updated indicative fund value for each Fund. The indicative fund value is calculated by using the prior day’s closing NAV per share of the Fund as a base and updating that value throughout the trading day to reflect changes in the value of the Fund’s commodity Interests during the trading day. Changes in the value of Treasury Securities and cash equivalents will not be included in the calculation of indicative value. For this and other reasons, the indicative fund value disseminated during NYSE Arca trading hours should not be viewed as an actual real time update of the NAV for each Fund. The NAV is calculated only once at the end of each trading day.

The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m., New York time, to 4:00 p.m., New York time.  The CBOT, the NYMEX and the ICE are generally open for trading only during specified hours which vary by exchange and may be adjusted by the exchange. However, the futures markets on these exchanges do not currently operate twenty-four hours per day. In addition, there may be some trading hours which may be limited to electronic trading only. This means that there is a gap in time at the beginning and the end of each day during which the Fund’s Shares are traded on the NYSE Arca, when, for example, real-time CBOT trading prices for Corn Futures Contracts traded on such Exchange are not available.  As a result, during those gaps there will be no update to the indicative fund values. The most current trading hours for each exchange may be found on the website of that exchange.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines.  In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund values provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of Shares of the Funds on the NYSE Arca.  Investors and market professionals are able throughout the trading day to compare the market price of each Fund and its indicative fund value.  If the market price of the Shares of a Fund diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades.  For example, if a Fund appears to be trading at a discount compared to the indicative fund value, a market professional could buy a Fund’s Shares on the NYSE Arca, aggregate them into Redemption Baskets, and receive the NAV of such Shares by redeeming them to the Trust.  Such arbitrage trades can tighten the tracking between the market price of a Fund and the indicative fund value and thus can be beneficial to all market participants.

Critical Accounting Policies

The Trust’s critical accounting policies for all the Funds are as follows:

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

Credit Risk

When any of the Funds enter into Commodity Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations.  For purposes of credit risk, the counterparty for the Futures Contracts traded on the CBOT, the NYMEX, and the ICE and for Cleared Swaps is the clearinghouse associated with those exchanges.  In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk.  Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions.  Unlike in the case of exchange-traded futures contracts, the counterparty to an over-the-counter Corn Interest contract is generally a single bank or other financial institution.  As a result, there will be greater counterparty credit risk in over-the-counter transactions.  There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to any of the Funds.

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

Liquidity and Capital Resources

The Funds do not anticipate making use of borrowings or other lines of credit to meet their obligations.   The Funds meet their liquidity needs in the normal course of business from the proceeds of the sale of their investments or from the cash, cash equivalents and/or the Treasuries Securities that they intend to hold.   The Funds’ liquidity needs include: redeeming their shares, providing margin deposits for existing Futures Contracts or the purchase of additional Futures Contracts, posting collateral for over-the-counter Commodity Interests, and paying expenses.

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash, cash equivalents and their investments in Treasuries Securities.   Generally, all of the net assets of the Funds are allocated to trading in Commodity Interests.  Most of the assets of the Funds are held in Treasury Securities, cash and/or cash equivalents that could or are used as margin or collateral for trading in Commodity Interests.  The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Commodity Interests change.  Interest earned on interest-bearing assets of a Fund are paid to that Fund.

The investments of a Fund in Commodity Interests are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, U.S. futures exchanges limit the fluctuations in the prices of certain Futures Contracts during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of such a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit.  Such market conditions could prevent the Fund from promptly liquidating a position in Futures Contracts.

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

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the over-the-counter markets. In some instances, such contracts may provide for cash settlement instead of making or taking delivery of the underlying commodity. Forward contracts for a given commodity are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, generally there is no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. However, in some instances such contracts may provide a right of offset that will allow for the receipt of profit and payment for losses prior to the delivery date.

Like a Cleared Swap, an over-the-counter swap agreement is a bilateral contract to exchange a periodic stream of payments determined by reference to a notional amount, with payment typically made between the parties on a net basis. For instance, in the case of a corn swap, the Fund may be obligated to pay a fixed price per bushel of corn multiplied by a notional number of bushels and be entitled to receive an amount per bushel equal to the current value of an index of corn prices, the price of a specified Corn Futures Contract, or the average price of a group of Corn Futures Contracts such as the Benchmark (times the same notional number of bushels). Unlike Cleared Swaps, however, each party to the swap is subject to the credit risk of the other party. The Funds only enter into over-the-counter swaps on a net basis, where the two payment streams are netted out on a daily basis, with the parties receiving or paying, as the case may be, only the net amount of the two payments. Swaps do not generally involve the delivery of underlying assets or principal. Accordingly, a Fund’s risk of loss with respect to an over-the-counter swap generally is limited to the net amount of payments that the counterparty is contractually obligated to make less any collateral deposits the Fund is holding.

To reduce the credit risk that arises in connection with over-the-counter contracts, a Fund generally enters into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of the Fund’s overall exposure to its counterparty and for daily payments based on the marked to market value of the contract.

The creditworthiness of each potential counterparty will be assessed by the Sponsor. The Sponsor assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the Sponsor. The creditworthiness of existing counterparties will be reviewed periodically by the Sponsor. The Sponsor’s President and Chief Investment Officer has over 25 years of experience in over-the-counter derivatives trading, including the counterparty creditworthiness analysis inherent therein, and the Sponsor’s Chief Executive Officer, through his prior experience as a Chief Financial Officer and Treasurer, has extensive experience evaluating the creditworthiness of business partners and counterparties to commercial and derivative contracts. Notwithstanding this experience, there is no guarantee that the Sponsor’s creditworthiness analysis will be successful and that counterparties selected for Fund transactions will not default on their contractual obligations.

A Fund also may require that a counterparty be highly rated and/or provide collateral or other credit support. The Sponsor on behalf of a Fund may enter into over-the-counter contracts with various types of counterparties, including: (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, (d) producers of commodities, such as farmers and related agricultural enterprises, (e) users of commodities, for example for corn, such as producers of prepared food products and ethanol producers, (f) any other person (including affiliates of any of the above) who are engaged to a substantial degree in the business of trading commodities. Certain of these types of counterparties will not be subject to regulation by the CFTC or any other significant federal or state regulatory structure. While it is the Sponsor’s preference to use regulated entities as counterparties, the Sponsor primarily considers creditworthiness in selecting counterparties rather than the primary business of the prospective counterparty or the regulatory structure to which it is subject.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in response to the economic crisis of 2008 and 2009, significantly alters the regulatory regime to which the securities and commodities markets are subject. In particular, the Dodd-Frank Act alters the regulation of commodity interests. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including energy-based, metal and agricultural commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. Additionally, on November 18, 2011, the CFTC adopted regulations that impose new federal position limits on Reference Contracts. The regulations will not be effective until 60 days after the final rule defining the term “swap” is published in the Federal Register, which is expected to occur in mid-August 2012. On July 13, 2012, the CFTC published a pre-publication version of the joint CFTC and SEC final rules that provide further definition of the terms “swap” and “security-based swap.”

Subject to certain narrow exceptions, the new law requires the aggregation, for purposes of position limits, of all positions in Reference Contracts held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. However, the regulations would require aggregation of Reference Contracts held by separate Teucrium Funds only if such Teucrium Funds had “identical trading strategies.” The Sponsor does not believe any of the Teucrium Funds should be viewed as having identical trading strategies for purposes of the CFTC’s aggregation rules.

The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, but it continues to issue proposed versions of additional rules that it has authority to promulgate. In addition, the CFTC has begun to issue final rules under the Dodd-Frank Act, including position limits rules and rules relating to recordkeeping and reporting of swap transactions, as well as the definition of key terms such as “swap” and “swap dealer.” Final rules are likely to continue to be adopted into 2013. The effect of future regulatory change on the Funds, and the exact timing of such changes, is impossible to predict but it may be substantial and adverse. Specifically, the new law, the rules that have been promulgated thereunder, and the rules that are expected to be promulgated may negatively impact the Funds’ ability to meet their investment objectives, either through position limits or requirements imposed on them and/or on their counterparties. In particular, new position limits imposed on a Fund or its counterparty may impact the Fund’s ability to invest in a manner that most efficiently meets its investment objective. New requirements, including capital imposed on a Fund’s counterparties and the mandatory clearing and margining of swaps, may increase the cost of the Fund’s investments and doing business.

Off Balance Sheet Financing

As of June 30, 2012, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

On October 31, 2011, the Funds filed a Form 8-K with the SEC which described modifications to the contractual relationship with Foreside Fund Services, LLC (“Foreside”), the Trust and the Sponsor.  Foreside will continue to serve as the distributor for the Funds, however, as of October 1, 2011, the Distribution Consulting and Marketing Services Agreement that was previously in place between the parties has been terminated.

Benchmark Performance

The Funds are new and have a limited operating history. Investing in commodity interests, or the Underlying Funds in the case of TAGS, subjects the Funds to the risks of the underlying commodities market, and this could result in substantial fluctuations in the price of each Fund’s Shares. Unlike mutual funds, the Funds generally will not distribute dividends to Shareholders. Investors may choose to use the Funds as a means of investing indirectly in the underlying commodities, and there are risks involved in such investments. The Sponsor has limited experience operating a commodity pool. Investors may choose to use the Funds as vehicles to hedge against the risk of loss, and there are risks involved in hedging activities.

During the period from January 1, 2012 through June 30, 2012 and for the period April 1, 2012 to June 30, 2012 for TAGS (which commenced operations on March 28, 2012) the average daily change in the NAV of the Funds was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund, with the exception of the dates June 20, 2012 to June 30, 2012 for CANE which exceeded slightly the plus/minus 10 percent for those dates. This situation was a result of the redemption of 100,000 shares which occurred on June 17, 2012 for CANE. Effective July 1, 2012, the Sponsor reduced the expense accruals recorded by CANE, an action which was intended to mitigate the situation. On July 10, 2012, there was a creation of 25,000 shares of CANE which allowed the Sponsor increased flexibility to ensure that the contracts held could be distributed so that the actual performance of CANE could more effectively track the Benchmark.

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

TAGS

The performance data above for the Teucrium Agricultural Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor's Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

Description

The above frequency distribution charts presents information about the difference between the daily market price for Shares of each Fund and the Fund's reported Net Asset Value per share. The amount that a Fund's market price is above the reported NAV is called the premium. The amount that a Fund's market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that a Fund's NAV is calculated (usually 4:00 p.m., New York time). The horizontal axis of the chart shows the premium or discount expressed in basis points. The vertical axis indicates the number of trading days in the period covered by the chart. Each bar in the chart shows the number of trading days in which a Fund traded within the premium/discount range indicated.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of June 30, 2012. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	June 30, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of Contracts	Closing	Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of June 30, 2012	Held	Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
CBOT Sept12 Corn Futures	690	$6.2850	$21,683,250	$19,514,925	$18,430,763	$17,346,600	$23,851,575	$24,935,738	$26,019,900
CBOT Dec12 Corn Futures	588	$6.3475	$18,661,650	$16,795,485	$15,862,403	$14,929,320	$20,527,815	$21,460,898	$22,393,980
CBOT Dec13 Corn Futures	757	$5.7125	$21,621,813	$19,459,631	$18,378,541	$17,297,450	$23,783,994	$24,865,084	$25,946,175
Total CBOT Corn Futures			$61,966,713	$55,770,041	$52,671,706	$49,573,370	$68,163,384	$71,261,719	$74,360,055

Shares outstanding			1,475,004	1,475,004	1,475,004	1,475,004	1,475,004	1,475,004	1,475,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$42.01	$37.81	$35.71	$33.61	$46.21	$48.31	$50.41
Total Net Asset Value per Share as reported			$42.02
Change in the Net Asset Value per Share				$(4.20)	$(6.30)	$(8.40)	$4.20	$6.30	$8.40

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

NAGS:

	June 30, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of Contracts	Closing	Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of June 30, 2012	Held	Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Henry Hub NYMEX Natural Gas Futures Sep12	31	$2.8770	$891,870	$802,683	$758,090	$713,496	$981,057	$1,025,651	$1,070,244
Henry Hub NYMEX Natural Gas Futures Oct12	29	$3.0910	$896,390	$806,751	$761,932	$717,112	$986,029	$1,030,849	$1,075,668
Henry Hub NYMEX Natural Gas Futures Feb13	25	$3.4840	$871,000	$783,900	$740,350	$696,800	$958,100	$1,001,650	$1,045,200
Henry Hub NYMEX Natural Gas Futures Mar13	26	$3.4490	$896,740	$807,066	$762,229	$717,392	$986,414	$1,031,251	$1,076,088
Total Henry Hub NYMEX Natural Gas Futures			$3,556,000	$3,200,400	$3,022,600	$2,844,800	$3,911,600	$4,089,400	$4,267,200

Shares outstanding			300,004	300,004	300,004	300,004	300,004	300,004	300,004

Net Asset Value per Share attributable directly to NYMEX Natural Gas Futures			$11.85	$10.67	$10.08	$9.48	$13.04	$13.63	$14.22
Total Net Asset Value per Share as reported			$11.83
Change in the Net Asset Value per Share				$(1.19)	$(1.78)	$(2.37)	$1.19	$1.78	$2.37

Percent Change in the Net Asset Value per Share				-10.02%	-15.03%	-20.03%	10.02%	15.03%	20.03%

CRUD:

	June 30, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of Contracts	Closing	Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of June 30, 2012	Held	Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
NYMEX WTI Crude Oil Futures Dec12	8	$86.6700	$693,360	$624,024	$589,356	$554,688	$762,696	$797,364	$832,032
NYMEX WTI Crude Oil Futures Jun13	6	$88.6300	$531,780	$478,602	$452,013	$425,424	$584,958	$611,547	$638,136
NYMEX WTI Crude Oil Futures Dec13	8	$88.4500	$707,600	$636,840	$601,460	$566,080	$778,360	$813,740	$849,120
Total NYMEX WTI Crude Oil Futures			$1,932,740	$1,739,466	$1,642,829	$1,546,192	$2,126,014	$2,222,651	$2,319,288

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to NYMEX WTI Crude Oil Futures			$38.65	$34.79	$32.86	$30.92	$42.52	$44.45	$46.38
Total Net Asset Value per Share as reported			$38.57
Change in the Net Asset Value per Share				$(3.87)	$(5.80)	$(7.73)	$3.87	$5.80	$7.73

Percent Change in the Net Asset Value per Share				-10.02%	-15.03%	-20.04%	10.02%	15.03%	20.04%

SOYB:

	June 30, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of Contracts	Closing	Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of June 30, 2012	Held	Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
CBOT Nov12 Soybean Futures	12	$14.2775	$856,650	$770,985	$728,153	$685,320	$942,315	$985,148	$1,027,980
CBOT Jan13 Soybean Futures	10	$14.2650	$713,250	$641,925	$606,263	$570,600	$784,575	$820,238	$855,900
CBOT Nov13 Soybean Futures	14	$12.6075	$882,525	$794,273	$750,146	$706,020	$970,778	$1,014,904	$1,059,030
Total CBOT Soybean Futures			$2,452,425	$2,207,183	$2,084,561	$1,961,940	$2,697,668	$2,820,289	$2,942,910

Shares outstanding			100,004	100,004	100,004	100,004	100,004	100,004	100,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$24.52	$22.07	$20.84	$19.62	$26.98	$28.20	$29.43
Total Net Asset Value per Share as reported			$24.40
Change in the Net Asset Value per Share				$(2.45)	$(3.68)	$(4.90)	$2.45	$3.68	$4.90

Percent Change in the Net Asset Value per Share				-10.05%	-15.08%	-20.10%	10.05%	15.08%	20.10%

CANE:

	June 30, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of Contracts	Closing	Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of June 30, 2012	Held	Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
ICE #11 Sugar Futures Mar13	14	$0.2150	$337,120	$303,408	$286,552	$269,696	$370,832	$387,688	$404,544
ICE #11 Sugar Futures May13	12	$0.2133	$286,675	$258,008	$243,674	$229,340	$315,343	$329,676	$344,010
ICE #11 Sugar Futures Mar14	14	$0.2139	$335,395	$301,856	$285,086	$268,316	$368,935	$385,704	$402,474
Total ICE #11 Sugar Futures			$959,190	$863,271	$815,312	$767,352	$1,055,109	$1,103,069	$1,151,028

Shares outstanding			50,004	50,004	50,004	50,004	50,004	50,004	50,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$19.18	$17.26	$16.30	$15.35	$21.10	$22.06	$23.02
Total Net Asset Value per Share as reported			$19.30
Change in the Net Asset Value per Share				$(1.92)	$(2.88)	$(3.84)	$1.92	$2.88	$3.84

Percent Change in the Net Asset Value per Share				-9.94%	-14.91%	-19.88%	9.94%	14.91%	19.88%

WEAT:

	June 30, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of Contracts	Closing	Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of June 30, 2012	Held	Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
CBOT Wheat Futures Sep12	26	$7.5725	$984,425	$885,983	$836,761	$787,540	$1,082,868	$1,132,089	$1,181,310
CBOT Wheat Futures Dec12	21	$7.7675	$815,588	$734,029	$693,249	$652,470	$897,146	$937,926	$978,705
CBOT Wheat Futures Dec13	24	$8.1450	$977,400	$879,660	$830,790	$781,920	$1,075,140	$1,124,010	$1,172,880
Total CBOT Wheat Futures			$2,777,413	$2,499,671	$2,360,801	$2,221,930	$3,055,154	$3,194,024	$3,332,895

Shares outstanding			125,004	125,004	125,004	125,004	125,004	125,004	125,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$22.22	$20.00	$18.89	$17.77	$24.44	$25.55	$26.66
Total Net Asset Value per Share as reported			$22.08
Change in the Net Asset Value per Share				$(2.22)	$(3.33)	$(4.44)	$2.22	$3.33	$4.44

Percent Change in the Net Asset Value per Share				-10.07%	-15.10%	-20.13%	10.07%	15.10%	20.13%

 TAGS:

	June 30, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of Shares	Closing	Fair	Fair	Fair	Fair	Fair	Fair	Fair
Holdings as of June 30, 2012	Held	NAV	Value	Value	Value	Value	Value	Value	Value
Teucrium Wheat Fund	27,939	$22.0751	$616,756	$555,081	$524,243	$493,405	$678,432	$709,270	$740,107
Teucrium Corn Fund	14,633	$42.0155	$614,813	$553,332	$522,591	$491,850	$676,294	$707,035	$737,775
Teucrium Soybean Fund	25,107	$24.3971	$612,538	$551,284	$520,657	$490,030	$673,792	$704,419	$735,046
Teucrium Sugar Fund	31,902	$19.2992	$615,683	$554,115	$523,331	$492,546	$677,251	$708,036	$738,820
Total value of shares of the Underlying Funds			$2,459,790	$2,213,811	$2,090,822	$1,967,832	$2,705,769	$2,828,759	$2,951,748

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$49.19	$44.27	$41.81	$39.36	$54.11	$56.57	$59.03
Total Net Asset Value per Share as reported			$49.59
Change in the Net Asset Value per Share				$(4.92)	$(7.38)	$(9.84)	$4.92	$7.38	$9.84

Percent Change in the Net Asset Value per Share				-9.92%	-14.88%	-19.84%	9.92%	14.88%	19.84%

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

Ongoing or “maintenance” margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open futures contract changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to the various Funds’ trading, the Funds (and not its shareholders personally) are subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

The Dodd-Frank Act requires the CFTC, the SEC and the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared or over-the-counter swaps). The proposed rules would require swap dealers and major swap participants to collect both variation and initial margin from their financial entity counterparties such as the Funds or Underlying Funds but would not require these swap dealers or major swap participants to post variation margin or initial margin to the Funds or Underlying Funds.  The CFTC and the Prudential Regulators have proposed rules addressing margin requirements but have not implemented any rules on these issues.

During the three months ended March 31, 2012, neither the Sponsor nor the Trust employed any hedging methods such as those described above as all of its investments were made over an exchange. Therefore, during such period, the Funds were not exposed to counterparty risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Dale Riker, its Principal Executive Officer, Steve Kahler, its Chief Operating Officer, and Barbara Riker, its Principal Financial Officer, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Dale Riker, the Chief Executive Officer, Steve Kahler, its Chief Operating Officer, and Barbara Riker, the Chief Financial Officer of the Sponsor (collectively the Sponsor’s Executive Officers), concluded that the Trust’s disclosure controls and procedures were effective to ensure that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Executive Officers, as appropriate to allow timely decisions regarding required disclosure.  The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers both the Trust and each Fund thereof. The certifications of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer are applicable to each Fund individually as well as the Trust as a whole.

Changes in Internal Control over Financial Reporting

There has been no change in internal controls over the financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

 None.

Item 1A. Risk Factors

The commodity interests in which each of the Funds invests, and in which TAGS invests indirectly through the Shares of the Underlying Funds, are referred to as Commodity Interests and for each Fund individually as the specific commodity interests, e.g. Corn Interests.

Risks Applicable to all Funds

•	Unlike mutual funds, commodity pools and other investment pools that manage their investments so as to realize income and gains for distribution to their investors, a Fund generally does not distribute dividends to Shareholders. You should not invest in a Fund if you will need cash distributions from the Fund to pay taxes on your share of income and gains of the Fund, if any, or for other purposes.

•	The Sponsor intends to re-invest any income and realized gains of a Fund in additional Commodity Interests, or Shares of the Underlying Funds in the case of TAGS, rather than distributing cash to Shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, a Fund generally will not distribute cash
137

to Shareholders. One should not invest in a Fund if you will need cash distributions from the Fund to pay taxes on your share of income and gains of the Fund, if any, or for any other reason. Although a Fund does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in commodity interests, corn for example, and where investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

•	A Fund must pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Each Fund, excluding TAGS, is also contractually obligated to pay a management fee to the Sponsor. Such fees may be waived by the Sponsor at its discretion. Accordingly, each Fund must realize interest income and/or gains on Commodity Interests sufficient to cover these fees and expenses before it can earn any profit.

•	To the extent that investors use a Fund as a means of investing indirectly in a specific commodity interest, there is the risk that the changes in the price of the Fund’s Shares on the NYSE Arca will not closely track the changes in spot price of that commodity interest. This could happen if the price of Shares traded on the NYSE Arca does not correlate closely with the Fund’s NAV, if the changes in the Fund’s NAV do not correlate closely with changes in the Benchmark, or if the changes in the Benchmark do not correlate closely with changes in the cash or spot price of the specific commodity interest. This is a risk because if these correlations are not sufficiently close, then investors may not be able to use the Fund as a cost-effective way to invest indirectly in the specific commodity interest, or the underlying specific commodity interest in the case of TAGS, or as a hedge against the risk of loss in commodity-related transactions.

•	The Sponsor has limited experience operating commodity pools. The Sponsor currently sponsors seven commodity pools (the “Teucrium Funds”), all of which have commenced operations. Prior to June 9, 2010, the Sponsor had never operated a commodity pool.

•	Each Fund has a limited operating history, so there is no significant performance history to serve as a basis for you to evaluate an investment in the Fund.

•	None of the Funds is an investment company subject to the Investment Company Act of 1940. Accordingly, you do not have the protections afforded by that statute, which, for example, requires investment companies to have a board of directors with a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

•	In managing and directing the day-to-day activities and affairs of these Funds, the Sponsor relies almost entirely on a small number of individuals, including Mr. Sal Gilbertie, Mr. Dale Riker, Mr. Kelly Teevan, Mr. Steve Kahler and Ms. Barbara Riker. If Mr. Gilbertie, Mr. Riker, Mr. Teevan, Mr. Kahler or Ms. Riker were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Funds. To the extent that the Sponsor establishes additional commodity pools, even greater demands will be placed on these individuals.

•	The Sponsor was formed for the purpose of managing the Trust, including all the Teucrium Funds, and any other series of the Trust that may be formed in the future, and has been provided with capital primarily by its principals and a small number of outside investors. If the Sponsor operates at a loss for an extended period, its capital will be depleted, and it may be unable to obtain additional financing necessary to continue its operations. If the Sponsor were unable to continue to provide services to these Funds, the Funds would be terminated if a replacement sponsor could not be found.

•	The Sponsor has consulted with legal counsel, accountants and other advisers regarding the formation and operation of the Trust and the Funds. No counsel has been appointed to represent you in connection with the offering of Shares. Accordingly, you should consult with your own legal, tax and financial advisers regarding the desirability of an investment in the Shares.

•	The Sponsor’s trading system is quantitative in nature, and it is possible that the Sponsor may make errors. In addition, it is possible that a computer or software program may malfunction and cause an error in computation.

•	Increases in assets under management may affect trading decisions. While all of the Funds’ assets are currently at manageable levels, the Sponsor does not intend to limit the amount of any Fund’s assets. The more assets the Sponsor manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.

•	Under the Trust Agreement, the Trustee and the Sponsor are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or Sponsor, as the case may be. That means the Sponsor may require the assets of a Fund to be sold in order to cover losses or liability suffered by the Sponsor or by the Trustee. Any sale of that kind would reduce the NAV of the Fund and the value of its Shares.

•	The Shares of a Fund are limited liability investments; Shareholders may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement.

•	You cannot be assured that the Sponsor will be willing or able to continue to service each Fund for any length of time. The Sponsor was formed for the purpose of sponsoring the Funds and other commodity pools, and has limited financial resources and no significant source of income apart from its management fees from such commodity pools to support its continued service for each Fund. If the Sponsor discontinues its activities on behalf of a Fund, the Fund may be adversely affected. If the Sponsor’s registrations with the CFTC or memberships in the NFA were revoked or suspended, the Sponsor would no longer be able to provide services to the Funds.

•	A Fund may terminate at any time, regardless of whether the Fund has incurred losses, subject to the terms of the Trust Agreement. For example, the dissolution or resignation of the Sponsor would cause the Trust to terminate unless shareholders holding a majority of the outstanding shares of the Trust elect within 90 days of the event to continue the Trust and appoint a successor Sponsor. In addition, the Sponsor may terminate a Fund if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund. The Fund’s termination would result in the liquidation of its investments and the distribution of its remaining assets to the Shareholders on a pro rata basis in accordance with their Shares, and the Fund could incur losses in liquidating its investments in connection with a termination. Termination could also negatively affect the overall maturity and timing of your investment portfolio.

•	A period of recession for the economy as a whole began in 2008, and the financial markets experienced very difficult conditions and volatility during that period. The conditions in these markets resulted in a decrease in availability of corporate credit and liquidity and led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and contributed to further consolidation within the financial services industry. A continued recession or a slow recovery could adversely affect the financial condition and results of operations of the Funds’ service providers and Authorized Purchasers, which would impact the ability of the Sponsor to achieve the Funds’ investment objectives.

•	Neither the Sponsor nor the Trustee is obligated to, although each may, in its respective discretion, prosecute any action, suit or other proceeding in respect of any Fund property. The Trust Agreement does not confer upon Shareholders the right to prosecute any such action, suit or other proceeding.

•	The arrangements between clearing brokers and counterparties on the one hand and the Funds on the other generally are terminable by the clearing brokers or counterparty upon notice to the Funds. In addition, the agreements between the Funds and their third-party service providers, such as the Distributor and the Custodian, are generally terminable at specified intervals. Upon termination, the Sponsor may be required to renegotiate or make other arrangements for obtaining similar services if the Funds intend to continue to operate. Comparable services from another party may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated arrangements.

•	The Sponsor does not employ trading advisors for the Funds; however, it reserves the right to employ them in the future. The only advisor to the Funds is the Sponsor. A lack of independent trading advisors may be disadvantageous to the Funds because they will not receive the benefit of their expertise.

•	The price relationship between the near month Commodity Futures Contract to expire and the Benchmark Component Futures Contracts for each Fund, or the Underlying Funds in the case of TAGS, will vary and may impact both a Fund’s total return over time and the degree to which such total return tracks the total return of the specific commodity price indices. In cases in which the near month contract’s price is lower than later-expiring contracts’ prices (a situation known as “contango” in the futures markets), then absent the impact of the overall movement in the commodity specific prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration which could cause the Benchmark Component Futures Contracts, and therefore the Fund’s total return, to track lower. In cases in which the near month contract’s price is higher than later-expiring contracts’ prices (a situation known as “backwardation” in the futures markets), then absent the impact of the overall movement in commodity specific prices, the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration.

•	Investors, including those who directly participate in the specific commodity market, may choose to use a Fund as a vehicle to hedge against the risk of loss, and there are risks involved in hedging activities. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedger’s opportunity to benefit from a favorable market movement.

•	The structure and operation of the Funds may involve conflicts of interest. For example, a conflict may arise because the Sponsor and its principals and affiliates may trade for themselves. In addition, the Sponsor has sole current authority to manage the investments and operations, and the interests of the Sponsor may conflict with the Shareholders’ best interests.

•	You will have no rights to participate in the management of any of the Funds and will have to rely on the duties and judgment of the Sponsor to manage the Funds.

•	As interests in separate series of a Delaware statutory trust, the Shares do not involve the rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring shareholder oppression and derivative actions). In
139

addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors, as the Trust does not have a board of directors, and generally will not receive regular distributions of the net income and capital gains earned by the Fund). The Funds are also not subject to certain investor protection provisions of the Sarbanes Oxley Act of 2002 and the NYSE Arca governance rules (for example, audit committee requirements).

•	Each Fund is a series of a Delaware statutory trust and not itself a legal entity separate from the other Teucrium Funds. The Delaware Statutory Trust Act provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records and are accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred by a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof. Conversely, none of the debts, liabilities, obligations and expenses incurred with respect to any other series thereof is enforceable against the assets of such series. The Sponsor is not aware of any court case that has interpreted this inter-series limitation on liability or provided any guidance as to what is required for compliance. The Sponsor intends to maintain separate and distinct records for each Fund and account for each Fund separately from any other Trust series, but it is possible a court could conclude that the methods used do not satisfy the Delaware Statutory Trust Act, which would potentially expose assets in any Fund to the liabilities of one or more of the Teucrium Funds and/or any other Trust series created in the future.

•	Each Fund seeks to have the changes in its Shares’ NAV in percentage terms track changes in the Benchmark in percentage terms, rather than profit from speculative trading of the specific Commodity Interests, or the commodity interests of the Underlying Funds in the case of TAGS. The Sponsor therefore endeavors to manage each Fund so that the Fund’s assets are, unlike those of many other commodity pools, not leveraged (i.e., so that the aggregate amount of the Fund’s exposure to losses from its investments in specific Commodity Interests at any time will not exceed the value of the Fund’s assets). There is no assurance that the Sponsor will successfully implement this investment strategy. If the Sponsor permits a Fund to become leveraged, you could lose all or substantially all of your investment if the Fund’s trading positions suddenly turns unprofitable. These movements in price may be the result of factors outside of the Sponsor’s control and may not be anticipated by the Sponsor.
•	A Fund may invest in Other Commodity Interests. To the extent that these Other Commodity Interests are contracts individually negotiated between their parties, they may not be as liquid as Commodity Futures Contracts and will expose the Fund to credit risk that its counterparty may not be able to satisfy its obligations to the Fund.

•	The futures markets are subject to comprehensive statutes, regulations and requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits, increased margin requirements, the establishment of daily price limits and the suspension of trading.

•	The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of a Fund to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in response to the economic crisis of 2008 and 2009, significantly alters the regulatory regime to which the securities and commodities markets are subject. In particular, the Dodd-Frank Act alters the regulation of commodity interests. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including energy-based, metal and agricultural commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. Additionally, on November 18, 2011, the CFTC adopted regulations that impose new federal position limits on Reference Contracts. The regulations will not be effective until 60 days after the final rule defining the term “swap” is published in the Federal Register, which is expected to occur in mid-August 2012. On July 13, 2012, the CFTC published a pre-publication version of the joint CFTC and SEC final rules that provide further definition of the terms “swap” and “security-based swap.”

Subject to certain narrow exceptions, the new law requires the aggregation, for purposes of position limits, of all positions in Reference Contracts held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. However, the regulations would require aggregation of Reference Contracts held by separate Teucrium Funds only if such Teucrium Funds had “identical trading strategies.” The Sponsor does not believe any of the Teucrium Funds should be viewed as having identical trading strategies for purposes of the CFTC’s aggregation rules.

140

The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, but it continues to issue proposed versions of additional rules that it has authority to promulgate. In addition, the CFTC has begun to issue final rules under the Dodd-Frank Act, including position limits rules and rules relating to recordkeeping and reporting of swap transactions, as well as the definition of key terms such as “swap” and “swap dealer.” Final rules are likely to continue to be adopted into 2013. The effect of future regulatory change on the Funds, and the exact timing of such changes, is impossible to predict but it may be substantial and adverse. Specifically, the new law, the rules that have been promulgated thereunder, and the rules that are expected to be promulgated may negatively impact the Funds’ ability to meet their investment objectives, either through position limits or requirements imposed on them and/or on their counterparties. In particular, new position limits imposed on a Fund or its counterparty may impact the Fund’s ability to invest in a manner that most efficiently meets its investment objective. New requirements, including capital imposed on a Fund’s counterparties and the mandatory clearing and margining of swaps, may increase the cost of the Fund’s investments and doing business.

•	If a Fund is required to sell Treasury Securities or cash equivalents at a price lower than the price at which they were acquired, the Fund will experience a loss. This loss may adversely impact the price of the Shares and may decrease the correlation between the price of the Shares, the Benchmark, and the spot price of the specific commodity interest or the commodity interests of the Underlying Funds in the case of TAGS. The value of Treasury Securities and other debt securities generally moves inversely with movements in interest rates. The prices of longer maturity securities are subject to greater market fluctuations as a result of changes in interest rates. While the short-term nature of a Fund’s investments in Treasury Securities and cash equivalents should minimize the interest rate risk to which the Fund is subject, it is possible that the Treasury Securities and cash equivalents held by the Fund will decline in value.

•	If a substantial number of requests for redemption of Redemption Baskets are received by a Fund during a relatively short period of time, the Fund may not be able to satisfy the requests from the Fund’s assets not committed to trading. As a consequence, it could be necessary to liquidate the Fund’s trading positions before the time that its trading strategies would otherwise call for liquidation.

•	Certain of a Fund’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.

o	A Fund may not always be able to liquidate its positions in its investments at the desired price. As to futures contracts, it may be difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. Limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and price fluctuation limits, may contribute to a lack of liquidity with respect to some exchange-traded commodity Interests. In addition, over-the-counter contracts and cleared swaps may be illiquid because they are contracts between two parties and generally may not be transferred by one party to a third party without the counterparty’s consent. Conversely, a counterparty may give its consent, but the Fund still may not be able to transfer an over-the-counter Commodity Interest to a third party due to concerns regarding the counterparty’s credit risk.

o	A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its commodity production or exports, or in another major export, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, no Fund intends at this time to establish a credit facility, which would provide an additional source of liquidity, but instead will rely only on the Treasury Securities, cash and/or cash equivalents that it holds to meet its liquidity needs. The anticipated large value of the positions in a specific Commodity Interest that the Sponsor will acquire or enter into for a Fund increases the risk of illiquidity. Because Commodity Interests may be illiquid, a Fund’s holdings may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

•	The changing nature of the participants in the commodity specific market will influence whether futures prices are above or below the expected future spot price. Producers of the specific commodity will typically seek to hedge against falling commodity prices by selling Commodity Futures Contracts. Therefore, if commodity producers become the predominant hedgers in the futures market, prices of Commodity Futures Contracts will typically be below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the commodity, who purchase Commodity Futures Contracts to hedge against a rise in prices, prices of the Commodity Futures Contracts will likely be higher than expected future spot prices. This can have significant implications for a Fund when it is time to sell a Commodity Futures Contract that is no longer a Benchmark Component Futures Contract and purchase a new Commodity Futures Contract or to sell a Commodity Futures Contract to meet redemption requests.

•	While it is not the current intention of the Funds to take physical delivery of any Commodity under its Commodity Interests, Commodity Futures Contracts are traditionally not cash-settled contracts, and it is possible to take delivery under these and some Other Interests. Storage costs associated with purchasing the specific commodity could result in costs and other liabilities that could impact the value of the Commodity Futures Contracts or certain Other Interests. Storage costs include the time value of money invested in the physical commodity plus the actual costs of storing the commodity less any benefits from ownership that are not obtained by the holder of a futures contract. In general, Commodity Futures Contracts have a one-month delay for contract delivery and the pricing of back month contracts (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for the commodity while a Fund holds the Commodity Interests, the value of the Commodity Interests, and therefore the Fund’s NAV, may change as well.

•	The design of each Fund’s Benchmark is such that the Benchmark Component Futures Contracts change throughout the year, and the Fund’s investments must be rolled periodically to reflect the changing composition of the Benchmark. For example, when the second-
141

to-expire Commodity Futures Contract becomes the first-to-expire contract, such contract will no longer be a Benchmark Component Futures Contract and the Fund’s position in it will no longer be consistent with tracking the Benchmark. In the event of a commodity futures market where near-to-expire contracts trade at a higher price than longer-to-expire contracts, a situation referred to as “backwardation,” then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration. As a result, a Fund may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, using corn as an example, in the event of a corn futures market where near-to-expire contracts trade at a lower price than longer-to-expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. As a result the Fund’s total return may be lower than might otherwise be the case because it would be selling less expensive contracts and buying more expensive ones. The impact of backwardation and contango may lead the total return of a Fund to vary significantly from the total return of other price references, such as the spot price of the specific commodity. In the event of a prolonged period of contango, and absent the impact of rising or falling specific commodity prices, this could have a significant negative impact on a Fund’s NAV and total return.

•	The Sponsor may use spreads and straddles as part of its overall trading strategy to closely follow the Benchmark. There is a risk that a Fund’s NAV may not closely track the change in its Benchmark. Spreads combine simultaneous long and short positions in related futures contracts that differ by commodity, by market or by delivery month (for example, long April, short November). Spreads gain or lose value as a result of relative changes in price between the long and short positions. Spreads often reduce risk to investors because the contracts tend to move up or down together. However, both legs of the spread could move against an investor simultaneously, in which case the spread would lose value. Certain types of spreads may face unlimited risk, e.g., because the price of a futures contract underlying a short position can increase by an unlimited amount and the investor would have to take delivery or offset at that price. A commodity straddle takes both long and short option position in the same commodity in the same market and delivery month simultaneously. The buyer of a straddle profits if either the long or the short leg of the straddle moves further than the combined cost of both options. The seller of the straddle profits if both the long and short positions do not trade beyond a range equal to the combined premium for selling both options. If the Sponsor were to utilize a spread or straddle position and the position performed differently than expected, the results could impact that Fund’s tracking error. This could affect the Fund’s investment objective of having its NAV closely track the Benchmark. Additionally, a loss on the position would negatively impact the Fund’s absolute return.

•	The Sponsor cannot predict to what extent the performance of the commodity interest will or will not correlate to the performance of other broader asset classes such as stocks and bonds. If the performance of a specific Fund were to move more directly with the financial markets, an investment in the Fund may provide you little or no diversification benefits. Thus, in a declining market, the Fund may have no gains to offset your losses from other investments, and you may suffer losses on your investment in the Fund at the same time you may incur losses with respect to other asset classes. Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on commodity and Commodity Interests prices than on traditional securities and broader financial markets. These additional variables may create additional investment risks that subject a Fund’s investments to greater volatility than investments in traditional securities. Lower correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot price of a specific commodity, corn, for example, and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, a Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.
•	A Fund’s NAV includes, in part, any unrealized profits or losses on open swap agreements, futures or forward contracts. Under normal circumstances, the NAV reflects the quoted exchange settlement price of open futures contracts on the date when the NAV is being calculated. In instances when the quoted settlement price of futures contract traded on an exchange may not be reflective of fair value based on market condition, generally due to the operation of daily limits or other rules of the exchange or otherwise, the NAV may not reflect the fair value of open future contracts on such date. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.

•	In the event that one or more Authorized Purchasers that are actively involved in purchasing and selling Shares cease to be so involved, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

•	The Trust may, in its discretion, suspend the right to redeem Shares of a Fund or postpone the redemption settlement date: (1) for any period during which an applicable exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of a Fund’s assets is not reasonably practicable; (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders; (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of a Fund on the specific exchange where the Fund is traded and from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of a Fund or its Shareholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder’s redemption proceeds if the NAV of a Fund declines during the period of delay. The Trust Agreement provides that the Sponsor and its designees will not be liable for any loss or damage that may result from any such suspension or postponement.
142

A minimum number of baskets and associated Shares are specified for each Fund in its most recent Form S-1. Once that minimum number of Shares outstanding is reached, there can be no further redemptions until there has been a Creation Basket.

•	Under CFTC regulations, a clearing broker with respect to a Fund’s exchange-traded Commodity Interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as a Fund, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. A Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which Commodity Interests are traded. From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear a Fund’s trades.

•	For all Teucrium Funds except for TAGS, the vast majority of each Fund’s assets are held in short-term Treasury Securities, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of a Fund’s assets held by the Custodian, which, at any given time, would likely comprise a substantial portion of a Fund’s total assets. For TAGS, the vast majority of the Fund’s assets are held in Shares of the Underlying Funds. The failure or insolvency of the Custodian could impact the ability to access in a timely manner TAGS’ assets held by the Custodian.

•	Third parties may assert that the Sponsor has infringed or otherwise violated their intellectual property rights. Third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the Sponsor and claim that the Sponsor has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the Sponsor may have to litigate in the future to determine the validity and scope of other parties’ proprietary rights, or defend itself against claims that it has infringed or otherwise violated other parties’ rights. Any litigation of this type, even if the Sponsor is successful and regardless of the merits, may result in significant costs, may divert resources from the Fund, or may require the Sponsor to change its proprietary software and other technology or enter into royalty or licensing agreements. The Sponsor has a patent pending on certain business methods and procedures used with respect to the Funds. The Sponsor utilizes certain proprietary software. Any unauthorized use of such proprietary software, business methods and/or procedures could adversely affect the competitive advantage of the Sponsor or the Funds and/or cause the Sponsor to take legal action to protect its rights.

•	The Sponsor’s trading strategy is quantitative in nature, and it is possible that the Sponsor will make errors in its implementation. The execution of the quantitative strategy is subject to human error, such as incorrect inputs into the Sponsor’s computer systems and incorrect information provided to the Funds’ clearing brokers. In addition, it is possible that a computer or software program may malfunction and cause an error in computation. Any failure, inaccuracy or delay in executing the Funds’ transactions could affect its ability to achieve its investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

•	The Funds’ trading activities depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that the Sponsor uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to the Sponsor’s and Funds’ reputations, increased operational expenses and diversion of technical resources.

•	The development of complex computer and communications systems and new technologies may render the existing computer and communications systems supporting the Funds’ trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers. As a result, if these third parties upgrade their systems, the Sponsor will need to make corresponding upgrades to continue effectively its trading activities. The Funds’ future success may depend on the Funds’ ability to respond to changing technologies on a timely and cost-effective basis.

•	The Funds depend on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that the Sponsor uses to conduct trading activities. Failure or inadequate performance of any of these systems could adversely affect the Sponsor’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on commodity interest transactions. This could have a material adverse effect on revenues and materially reduce the Funds’ available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for the Sponsor to conduct trading activities so that each Fund will closely track its Benchmark. Unavailability of records from brokerage firms may make it difficult or impossible for the Sponsor to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for the Sponsor to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

143

•	The operations of the Funds, the exchanges, brokers and counterparties with which the Funds do business, and the markets in which the Funds do business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. Global terrorist attacks, anti-terrorism initiatives and political unrest continue to fuel this concern.

•	Trading in Shares of a Fund may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. A Fund will be terminated if its Shares are delisted.
•	Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. This feature permits commodity pools to “leverage” their assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate notional amount in excess of the commodity pool’s assets. While this leverage can increase a pool’s profits, relatively small adverse movements in the price of a pool’s commodity interests can cause significant losses to the pool. While the Sponsor does not intend to leverage the Funds’ assets, it is not prohibited from doing so under the Trust Agreement. If the Sponsor were to cause or permit a Fund to become leveraged, you could lose all or substantially all of your investment if the Fund’s trading positions suddenly turns unprofitable.

•	A portion of a Fund’s assets may be used to trade over-the-counter Commodity Interests, such as forward contracts or swaps. Over-the-counter contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and currently are essentially unregulated by the CFTC, although this is an area of pending, substantial regulatory change. You therefore do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity, until such time as the pending regulatory changes are effective, which may be substantially delayed. In the meanwhile, the markets for over-the-counter contracts will continue to rely upon the integrity of market participants in lieu of the additional regulation imposed by the Dodd-Frank Act and the CFTC on participants in the derivatives markets. The lack of regulation in these markets could expose the Funds in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. While increased regulation of over-the-counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd-Frank Act, there is no guarantee that such increased regulation will be effective in reducing these risks.

•	Each Fund faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Fund, in which case the Fund could suffer significant losses on these contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. During any such period, the Fund may have difficulty in determining the value of its contracts with the counterparty, which in turn could result in the overstatement or understatement of the Fund’s NAV. The Fund may eventually obtain only limited recovery or no recovery in such circumstances.

•	Over-the-counter (“OTC”) contracts may have terms that make them less marketable than futures contracts. OTC contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions may diminish the ability to realize the full value of such contracts. In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

•	A significant portion of the Commodity Futures Contracts entered into by the Fund are traded on United States exchanges, including the CBOT, the NYMEX and the ICE. However, a portion of the Funds’ trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Neither the CFTC, the NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as the Funds, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, the Funds have less legal and regulatory protection than they do when they trade domestically. In some of these non-U.S. markets, the performance on a futures contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes the Funds to credit risk. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.
144

•	The price of any non-U.S. Commodity Interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to a Fund even if the contract is profitable.

The Funds invest primarily in Commodity Interests that are traded or sold in the United States. However, a portion of the trades for a Fund may take place in markets and on exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. In some of these non-U.S. markets, the performance on a contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes a Fund to credit risk. Trading in non-U.S. markets also leaves a Fund susceptible to fluctuations in the value of the local currency against the U.S. dollar.

•	Some non-U.S. exchanges also may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, a Fund may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which the Sponsor bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

•	Cash or property will be distributed at the sole discretion of the Sponsor, and the Sponsor currently does not intend to make cash or other distributions with respect to Shares. You will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on your allocable share of a Fund’s taxable income, without regard to whether you receives distributions or the amount of any distributions. Therefore, the tax liability resulting from your ownership of Shares may exceed the amount of cash or value of property (if any) distributed.

•	Due to the application of the assumptions and conventions applied by a Fund in making allocations for tax purposes and other factors, your allocable share of the Fund’s income, gain, deduction or loss may be different than your economic profit or loss from your Shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in your being taxed on amounts in excess of your economic income.

•	The Funds are treated as partnerships for United States federal income tax purposes. The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to publicly traded partnerships such as the Funds are in many respects uncertain. The Funds apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects Shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects you. If this occurs, you may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

•	The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, the Funds will be treated as partnerships that are not taxable as corporations for U.S. federal income tax purposes, provided that (i) at least 90 percent of each Fund’s annual gross income consists of “qualifying income” as defined in the Code, (ii) the Funds are organized and operated in accordance with its governing agreements and applicable law, and (iii) the Funds do not elect to be taxed as corporations for federal income tax purposes. Although the Sponsor anticipates that the Funds have satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to its classification as partnerships not taxable as corporations for federal income tax purposes. If the IRS were to successfully assert that the Funds are taxable as corporations for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to Shareholders, each Fund would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any distributions would be taxable to Shareholders as dividend income. Taxation of the Funds as corporations could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of your Shares.

 Risks Specific to the Teucrium Corn Fund

•	Investors may choose to use the Fund as a means of investing indirectly in corn, and there are risks involved in such investments. The risks and hazards that are inherent in corn production may cause the price of corn to fluctuate widely. Price movements for corn are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the corn harvest cycle, and various economic and monetary events. Corn production is also subject to U.S. federal, state and local regulations that materially affect operations.

•	The price movements for corn are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.
145

•	The Fund is subject to the risks and hazards of the corn market because it invests in Corn Interests. The risks and hazards that are inherent in the corn market may cause the price of corn to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of corn, then the price of its Shares will fluctuate accordingly.

•	The price and availability of corn is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease and infestation (including, but not limited to, Leaf Blight, Ear Rot and Root Rot); transportation difficulties; various planting, growing, or harvesting problems; and severe weather conditions (particularly during the spring planting season and the fall harvest) such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for corn in the United States to produce ethanol has also been a significant factor affecting the price of corn. In turn, demand for ethanol has tended to increase when the price of gasoline has increased, and has been significantly affected by United States governmental policies designed to encourage the production of ethanol. Recent changes in government policy have the potential to reduce the demand for ethanol over the next several years. Additionally, demand for corn is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. Finally, because corn is often used as an ingredient in livestock feed, demand for corn is subject to risks associated with the outbreak of livestock disease.

•	Corn production is subject to United States federal, state, and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, corn production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing, and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. corn producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

•	Seasonal fluctuations in the price of corn may cause risk to an investor because of the possibility that Share prices will be depressed because of the corn harvest cycle. In the United States, the corn market is normally at its weakest point, and corn prices are lowest, shortly before and during the harvest (between September and November), due to the high supply of corn in the market. Conversely, corn prices are generally highest during the winter and spring (between December and May), when farmer-owned corn has largely been sold and used. Seasonal corn market peaks generally occur around February or March. These normal market conditions are, however, often influenced by weather patterns, and domestic and global economic conditions, among others factors, and any specific year may not necessarily follow the traditional seasonal fluctuations described above. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Corn Futures Contracts expiring in the fall.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against corn-related losses or as a way to indirectly invest in corn.

o	The CFTC and U.S. designated contract markets such as the CBOT may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in Corn Futures Contracts are 600 spot month contracts, 33,000 contracts expiring in any other single month, and 33,000 total for all months. Cleared Corn Swaps are subject to position limits that are substantially identical to, but measured separately from, the limits on Corn Futures Contracts. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

o	In addition to position limits, the exchanges set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

o	For example, the CBOT imposes a $2,000 per contract price fluctuation limit for Corn Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If two or more Corn Futures Contract months within the first five listed non-spot contracts close at the limit, the daily price limit increases to $3,000 per contract for the next business day and to $4,500 per contract the next business day.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against corn-related losses or as a way to indirectly invest in corn.

o	The Fund does not intend to limit the size of the offering and will attempt to expose substantially all of its proceeds to the corn market utilizing Corn Interests. If the Fund encounters position limits, accountability levels, or price fluctuation limits for Corn Futures Contracts and/or Cleared Corn Swaps on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Corn Interests and/or Corn Futures Contracts listed on foreign exchanges. However, the Corn Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Corn Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium Natural Gas Fund

•	Investors may choose to use the Fund as a means of investing indirectly in natural gas, and there are risks involved in such investments. The risks and hazards that are inherent in natural gas production may cause the price of natural gas to fluctuate widely. The exploration for, and production of, natural gas is an uncertain process with many risks. The cost of drilling, completing and operating wells for natural gas is often uncertain, and a number of factors can delay or prevent drilling operations or production. These include, but are not limited to: unexpected drilling conditions; pressure or irregularities in formations; equipment failures or repairs; fires or other accidents; adverse weather conditions; pipeline ruptures or spills; shortages or delays in the availability of drilling rigs and the delivery of equipment; and environmental hazards. Environmental hazards include natural gas leaks, ruptures and discharges of toxic gases. Natural gas operations are also subject to various U.S. federal, state and local regulations that materially affect operations. Natural gas production is also mostly concentrated to North America in that transporting natural gas is primarily limited to pipelines, although under limited circumstances, natural gas may be liquefied and shipped to or from North America.

•	The Fund is subject to the risks and hazards of the natural gas market because it invests in Natural Gas Interests. The risks and hazards that are inherent in the natural gas market may cause the price of natural gas to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of natural gas, then the price of its Shares will fluctuate accordingly.

•	The exploration for, and production of, natural gas is an uncertain process with many risks. The costs of drilling, completing and operating wells for natural gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including but not limited to:

o	Unexpected drilling conditions;
o	Pressure or irregularities in formations;
o	Equipment failures or repairs;
o	Fires or other accidents;
o	Pipeline ruptures or spills;
o	Shortages or delays in the availability of drilling rigs and the delivery of equipment;
o	Adverse weather conditions;
o	Political conflicts;
o	Compliance with government regulations; and
o	Environmental hazards, including natural gas leaks, ruptures and discharges of toxic gases.

•	Natural gas production is subject to U.S. federal, state, and local policies and regulations that materially affect operations. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of natural gas, these agencies have restricted the rates of flow of natural gas wells below actual production capacity. Federal, state and local laws regulate production, handling, storage, transportation and disposal of natural gas, by-products from natural gas and other substances and materials produced or used in connection with natural gas operations.

•	There are a variety of hazards inherent in natural gas transmission, distribution, gathering and processing, such as leaks, explosions, pollution, release of toxic substances, adverse weather conditions (such as hurricanes and flooding), pipeline failure, abnormal pressures, uncontrollable flows of natural gas, scheduled and unscheduled maintenance, physical damage to the gathering or transportation system, and other hazards which could affect the price of natural gas. To the extent these hazards limit the supply or delivery of natural gas, natural gas prices will increase.

•	Natural gas prices fluctuate seasonally. For example, in some parts of the United States and other markets, the natural gas demand for power peaks during the cold winter months, with market prices peaking at that time. As a result, in the future, the overall price of natural gas may fluctuate substantially on a seasonal and quarterly basis and thus make consecutive period to period comparisons less relevant.

Price movements for natural gas are influenced by, among other things: regional demand for energy, which is affected by economic and seasonal conditions; the domestic supply and inventories of natural gas; weather conditions, including abnormally mild or harsh winters; political conditions; the price and availability of alternative fuels; and the impact of energy conservation efforts. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool. There has been tremendous volatility in the price of Natural Gas Futures Contracts in recent years. For example, the price of the NYMEX spot month futures contract on natural gas rose to a high of $13.69 on July 3, 2008 and dropped to a low of $2.01 on March 31, 2011. The Sponsor anticipates that there will be continued volatility in the price of the Natural Gas Futures Contracts. Consequently, investors should know that this volatility can lead to a loss of all or substantially all of their investment in the Fund.

•	Natural gas transmission and storage operations in North America are subject to regulation and oversight by the Federal Energy Regulatory Commission, various state regulatory agencies, and Canadian regulatory authorities. These regulatory bodies have the authority to effect rate settlements on natural gas storage, transmission and distribution services. As a consequence, the price of natural gas may be affected by a change in the rate settlements effected by one or more of these regulatory bodies.

•	Natural gas is primarily transported and stored throughout the United States by way of pipeline and underground storage facilities. These systems may not be adequate to meet demand, especially in times of peak demand or in areas of the United States where natural gas service is already limited due to minimal pipeline and storage infrastructure. As a result of the limited method for transporting and storing natural gas, the price of natural gas may fluctuate.

•	Accountability levels, position limits and price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

o	The CFTC and designated contract markets such as the NYMEX and the ICE may establish accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control may hold, own or control (other than as a hedge, which an investment by the Fund is not). For example, the current accountability level for investments at any one time in Natural Gas Futures Contracts is 12,000 contracts for all months combined and 6,000 contracts for any one month. While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise scrutiny and control over an investor, including limiting an investor to holding no more than 12,000 Natural Gas Futures Contracts.

o	With regard to position limits, the NYMEX limits an investor from holding more than 1,000 net futures in the last three days of trading in the near month contract to expire. It is unlikely that the Fund will be subject to such position limits because of the Fund’s investment strategy to “roll” from the near month contract to expire to the same month of the following year during the period beginning two weeks from the expiration of the contract. On November 18, 2011, the CFTC adopted regulations that will impose position limits on energy futures contracts, including Natural Gas Futures Contracts. The initial spot month position limit of a combined 1,000 Natural Gas Futures Contracts and economically equivalent swaps will not be effective until 60 days after the CFTC further defines the term “swap.” Non-spot month position limits will be determined based on a survey of at least 12 months of the deliverable supply of natural gas. It is not possible at this time to predict when the CFTC will make these regulations effective. The Sponsor does not believe that the proposed rules, if adopted, will have any material impact on the Fund’s investment objective.

o	The Cleared Natural Gas Swaps that are most comparable to the Benchmark Component Futures Contracts are subject to accountability levels that are substantially identical to, but are currently measured separately from, the accountability levels on Natural Gas Futures Contracts. Accountability levels are imposed by the ICE of 48,000 contracts for all months (12,000 NYMEX NG contract equivalents), 24,000 contracts for any one month (6,000 NYMEX NG contract equivalents), and 4,000 contracts for the spot month (1,000 NYMEX NG contract equivalents). Exemptions may be obtained from these accountability levels for bona fide hedging, risk management and spread positions. The Fund’s ability to rely on these Cleared Natural Gas Swaps may be further limited when the position limit rules discussed above become effective.
148

o	In addition to accountability levels and position limits, the exchanges may also set price fluctuation limits on futures contracts. The price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price or from the price at which the limit was last imposed. When a price fluctuation limit is in effect for a particular futures contract, no trades may be made at a price beyond that limit.

o	More specifically, the NYMEX imposes a $1.50 per MMBtu ($15,000 per contract) price fluctuation limit for Natural Gas Futures Contracts. This limit is initially based off of the previous NYMEX trading day’s settlement price. If any of the first three contract months for a Natural Gas Futures Contract is traded, bid or offered at the limit, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $1.50 per MMBtu in either direction of that point. If another halt were triggered, the market would continue to be expanded by $1.50 per MMBtu in either direction after each successive five-minute trading halt. There is not maximum price fluctuation limit during any one trading session.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

o	If the Fund encounters position limits, accountability levels, or price fluctuation limits for Natural Gas Futures Contracts on the NYMEX or Cleared Natural Gas Swaps on the ICE, it may then, if permitted under applicable regulatory requirements, purchase Natural Gas Interests, including Natural Gas Futures Contracts listed on foreign exchanges. However, the Natural Gas Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. The Natural Gas Futures Contracts available on such foreign exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium WTI Crude Oil Fund

•	Investors may choose to use the Fund as a means of investing indirectly in crude oil, and there are risks involved in such investments. The risks and hazards that are inherent in oil production may cause the price of crude oil to fluctuate widely. Price movements for crude oil are influenced by, among other things, many operating risks. Such operating risks include, but are not limited to, risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, natural gas leaks, ruptures and discharges of toxic gases. Crude oil operations are also subject to various U.S. federal, state and local regulations that materially affect operations.

•	Global political risks, including geopolitical conflicts and war could cause the price of WTI light sweet crude oil to fluctuate greatly impacting the Fund’s ability to meet its investment strategy. These tensions include concerns over military actions, civil unrest and sabotage affecting the flow of oil. Additionally, production cuts by members of OPEC and refusals to increase oil production may have the impact of tightening world oil markets.

•	The Fund is subject to the risks and hazards of the crude oil market because it invests in Oil Interests. The risks and hazards that are inherent in the oil market may cause the price of oil to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of WTI light sweet crude oil, then the price of its Shares will fluctuate accordingly.

•	The price and availability of light sweet crude oil is influenced by economic and industry conditions, including but not limited to:

o	the economic activity of users - as certain economies expand, oil consumption and prices increase, and as economies contract (in a recession or depression), oil demand and prices fall;

o	the increases in oil production due to price increases making it more economical to extract oil from additional sources which may later stabilize further price increases;

o	decisions of the cartel of oil producing countries (e.g., OPEC, the Organization of the Petroleum Exporting Countries) to produce more or less oil;

o	mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment;

o	refinery capacity;

o	compliance with government regulations;

o	adverse weather conditions;

o	political conflicts - including war;

o	title issues;

o	the cancellation, shortening or delaying of crude oil drilling and production activities;

o	not finding commercially productive crude oil reservoirs;

o	operating risks including risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards; and

o	environmental hazards including oil spills, natural gas leaks, ruptures and the discharge of toxic gases.

•	Crude oil operations are also subject to various U.S. federal, state and local regulations that materially affect operations. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations the spacing of wells and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of crude oil, these agencies have restricted the rates of flow of crude oil wells below actual production capacity. Federal, state and local laws regulate production, handling, storage, transportation and disposal of crude oil, by-products from crude oil and other substances and materials produced or used in connection with crude oil operations.

•	Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil wells. Other laws have prevented exploration and drilling of oil in certain environmentally sensitive federal lands and waters. Several environmental laws that have a direct or an indirect impact on the price of crude oil include, but are not limited to, the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

•	Accountability levels, position limits and price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

•	The CFTC and U.S. designated contract markets such as the NYMEX may establish accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control may hold, own or control (other than as a hedge, which an investment by the Fund is not). For example, the current accountability level for investments at any one time in WTI Oil Futures Contracts is 20,000. While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more than 20,000 Oil Future Contracts. The Cleared Oil Swaps that are most comparable to the Benchmark Component Futures Contracts are subject to accountability levels that are substantially identical to, but measured separately from, the accountability levels for Oil Futures Contracts.

•	With regard to position limits, the NYMEX limits an investor from holding more than 3,000 net futures in the last three days of trading in the near month contract to expire. The Fund, however, does not believe the current position limits imposed by the NYMEX will have any impact on the Fund. On November 18, 2011, the CFTC adopted regulations that will impose position limits on energy futures contracts, including Oil Futures Contracts. The initial spot month position limit of a combined 3,000 Oil Futures Contracts and economically equivalent swaps will not be effective until 60 days after the CFTC further defines the term “swap.” Non-spot month position limits will be determined based on a survey of at least 12 months of the deliverable supply of WTI crude oil. It is not possible at this time to predict when the CFTC will make these regulations effective. The Sponsor does not believe that the proposed rules, if adopted, will have any material impact on the Fund’s investment objective.

•	In addition to accountability levels and position limits, the exchanges may also set price fluctuation limits on futures contracts. The price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price or from the price at which the limit was last imposed. When a price fluctuation limit is in effect for a particular futures contract, no trades may be made at a price beyond that limit.

•	More specifically, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for WTI Oil Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If any of the first three contract months for a WTI Oil Futures Contract is traded, bid or offered at the limit, trading is halted for five minutes. When trading resumes, it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

•	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

•	If the Fund encounters position limits, accountability levels, or price fluctuation limits for Oil Futures Contracts and/or Cleared Oil Swaps on the NYMEX or the ICE, it may, if permitted under applicable regulatory requirements, purchase Other Oil Interests and/or Oil Futures Contracts listed on foreign exchanges. However, the Oil Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Oil Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, accountability levels and position limits could force the Fund to limit the number of Creation Baskets that it sells.

Price movements for barrels of crude oil are influenced by, among other things: (1) operational hazards, such as risk of fire, explosions, blow outs, pipe failure and abnormally pressured formations; (2) environmental hazards, such as oil spills, natural gas leaks, ruptures and the discharge of toxic gases; (4) economic variances, such as changes in interest rates, actions by oil producing countries, such as OPEC, changes in supply and demand, shifts in demand domestically or other countries such as India and China, currency deviations, inflation rates and changes in balances of payment and trade, as well as changes in philosophies and emotions of market participants; and (5) political influences, such as war, counter-terrorism and government regulation and oversight. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

Risks Specific to the Teucrium Soybean Fund

•	Investors may choose to use the Fund as a means of investing indirectly in soybeans, and there are risks involved in such investments. The risks and hazards that are inherent in soybean production may cause the price of soybean to fluctuate widely. Global price movements for soybean are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the soybean harvest cycle, and various economic and monetary events. Soybean production is also subject to domestic and foreign regulations that materially affect operations.

•	As discussed in more detail above, price movements for soybeans are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the soybean market because it invests in Soybean Interests. The risks and hazards that are inherent in the soybean market may cause the price of soybeans to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of soybeans, then the price of its Shares will fluctuate accordingly.

o	The price and availability of soybeans is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, heavy rains, frost, or natural disasters that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in doing business with foreign companies; legal and regulatory restrictions; transportation costs; interruptions in energy supply; currency exchange rate fluctuations; and political and economic instability. Additionally, demand for soybeans is affected by changes in international, national, regional and local economic conditions, and demographic trends. The increased production of soybean crops in South America and the rising demand for soybeans in emerging nations such as China and India have increased competition in the soybean market.

o	The supply of soybeans could be reduced by the spread of soybean rust. Soybean rust is a wind-borne fungal disease that attacks soybeans. Although soybean rust can be killed with chemicals, chemical treatment increases production costs for farmers.

o	Soybean production is subject to United States and foreign policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, and industry profitability. Additionally, soybean production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. Soybean producers also may need to comply with various environmental laws and regulations, such as those regulating the use of certain pesticides. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

o	Because processing soybean oil can create trans-fats, the demand for soybean oil may decrease due to heightened governmental regulation of trans-fats or trans-fatty acids. The U.S. Food and Drug Administration currently requires food manufacturers to disclose levels of trans-fats contained in their products, and various local governments have enacted or are considering restrictions on the use of trans-fats in restaurants. Several food processors have either switched or indicated an intention to switch to oil products with lower levels of trans-fats or trans-fatty acids.

o	In recent years, there has been increased global interest in the production of biofuels as alternatives to traditional fossil fuels and as a means of promoting energy independence. Soybeans can be converted into biofuels such as biodiesel. Accordingly, the soybean market has become increasingly affected by demand for biofuels and related legislation.

o	The costs related to soybean production could increase and soybean supply could decrease as a result of restrictions on the use of genetically modified soybeans, including requirements to segregate genetically modified soybeans and the products generated from them from other soybean products.

o	Seasonal fluctuations in the price of soybeans may cause risk to an investor because of the possibility that Share prices will be depressed because of the soybean harvest cycle. In the futures market, fluctuations are typically reflected in contracts expiring in the harvest season (i.e., contracts expiring during the fall are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Soybean Futures Contracts expiring in the fall.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against soybean-related losses or as a way to indirectly invest in soybeans .

o	The CFTC and U.S. designated contract markets may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in the Soybean Futures Contracts are 600 spot month contracts, 15,000 contracts expiring in any other single month, and 15,000 total for all months. Cleared Soybean Swaps (i.e., Soybean Calendar Swaps as currently offered on the CBOT) are subject to position limits that are similar to, but currently measured separately from, the limits on Soybean Futures Contracts. The position limits for Cleared Soybeans Swaps are 6,500 contracts expiring in any single month and 10,000 contracts total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization. Additionally, the Fund’s ability to rely on these Cleared Soybean Swaps may be further limited when the position limit rules become effective.

o	In addition to position limits, the exchanges set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

o	Currently, the CBOT imposes an initial $3,500 per contract maximum daily price fluctuation limit on Soybean Futures Contracts. This limit is based off the previous trading day’s settlement price. If two or more Soybean Futures Contract months within the first seven listed non-spot contracts close at the limit, the daily price limit increases to $5,250 per contract for the next business day and to $8,000 per contract for the next business day if the limit is met again.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against soybean-related losses or as a way to indirectly invest in soybeans.

o	If the Fund encounters position limits or price fluctuation limits for Soybean Futures Contracts and/or Cleared Soybean Swaps on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Soybean Interests and/or Soybean Futures Contracts listed on foreign exchanges. However, the Soybean Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Soybean Futures Contracts available on these exchanges may be subject to their own position limits or similar restrictions. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium Sugar Fund

•	Investors may choose to use the Fund as a means of investing indirectly in sugar, and there are risks involved in such investments. The risks and hazards that are inherent in sugar production may cause the price of sugar to fluctuate widely. Global price movements for sugar are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the sugar harvest cycle, and various economic and monetary events. Sugar production is also subject to domestic and foreign regulations that materially affect operations.

•	As discussed in more detail above, price movements for sugar are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the world sugar market because it invests in Sugar Interests. The two primary sources for the production of sugar are sugarcane and sugar beets, both of which are grown in various countries around the world. The risks and hazards that are inherent in the world sugar market may cause the price of sugar to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of sugar, then the price of its Shares will fluctuate accordingly.
•	The global price and availability of sugar is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in doing business with foreign companies; legal and regulatory restrictions; fluctuation of shipping rates; currency exchange rate fluctuations; and political and economic instability. Global demand for sugar to produce ethanol has also been a significant factor affecting the price of sugar. Additionally, demand for sugar is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. The spread of consumerism and the rising affluence of emerging nations such as China and India have created demand for sugar. An influx of people in developing countries moving from rural to urban areas may create more disposable income to be spent on sugar products, and might also reduce sugar production in rural areas on account of worker shortages, all of which would result in upward pressure on sugar prices. On the other hand, public health concerns regarding obesity, heart disease and diabetes, particularly in developed countries, may reduce demand for sugar. In light of the time it takes to grow sugarcane and sugar beets and the cost of new facilities for processing these crops, it may not be possible to increase supply quickly or in a cost-effective manner in response to an increase in demand for sugar.

•	Sugar production is subject to United States and foreign policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, and industry profitability. Many foreign countries subsidize sugar production, resulting in lower prices, but this has led other countries, including the United States, to impose tariffs and import restrictions on sugar imports. Sugar producers also may need to comply with various environmental laws and regulations, such as those regulating the use of certain pesticides.

•	Seasonal fluctuations in the price of sugar may cause risk to an investor because of the possibility that Share prices will be depressed because of the sugar harvest cycle. In the futures market, contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring. While the sugar harvest seasons varies from country to country, prices of Sugar Futures Contracts tend to be lowest in the late spring and early summer, reflecting the harvest season in Brazil, the world’s leading producer of sugarcane. Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Sugar Futures Contracts expiring in the late spring or early summer.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against sugar-related losses or as a way to indirectly invest in sugar.

o	U.S. designated contract markets such as the ICE Futures and the NYMEX have established position limits and accountability levels on the maximum net long or net short Sugar Futures Contracts that any person or group of persons under common trading control may hold, own or control. For example, the current ICE Futures-established position limit level for investments in Sugar No. 11 Futures Contracts for the spot month, which is defined as on and after the second business day following the expiration of the regular option contract traded on the expiring futures contract, is 5,000, the accountability level for investments in ICE Sugar No. 11 Futures Contracts for any one month is 10,000, and the accountability level for all combined months is 15,000. While accountability levels are not fixed ceilings, they are thresholds above which the exchange may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more Sugar No. 11 Futures Contracts than the amount established by the accountability level. ICE Cleared Sugar Swaps are subject to a level of 10,000 swap positions for any single month and all months combined. This limit is currently measured separately from the accountability levels on Sugar No. 11 Futures Contracts. The Fund does not intend to invest in Sugar Futures Contracts or Cleared Sugar Swaps in excess of any applicable accountability levels.

o	Position limits generally impose a fixed ceiling on aggregate holdings in futures contracts relating to a particular commodity, and may also impose separate ceilings on contracts expiring in any one month, contracts expiring in the spot month, and/or contracts in certain specified final days of trading. The CFTC has not currently set position limits for
153

Sugar Futures Contracts, and the ICE Futures and the NYMEX have established position limits only on spot month Sugar No. 11 Futures Contracts. For example, the ICE Futures’ position limit for Sugar No. 11 Futures Contracts is 5,000 spot month contracts, whereas the NYMEX Sugar No.11 Futures limit is 1,000 contacts, generally applicable only during the last month before expiration. All Sugar Futures Contracts held under the control of the Sponsor, including those held by any future series of the Trust, will be aggregated in determining the application of these position limits. However, because spot month contracts are not Benchmark Component Futures Contracts and the Fund’s roll strategy calls for the sale of all spot month Sugar No.11 Futures Contracts prior to the time the position limits would become applicable, it is unlikely that position limits on Sugar Futures Contracts will come into play.

o	In addition to accountability levels and position limits, exchanges may establish daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit. Currently, the ICE Futures and the NYMEX have not imposed maximum daily price fluctuation limits on Sugar Futures Contracts.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against sugar-related losses or as a way to indirectly invest in sugar.

o	If the Fund encounters accountability levels, position limits, or price fluctuation limits for Sugar Futures Contracts and/or Cleared Sugar Swaps on ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Other Sugar Interests and/or Sugar Futures Contracts listed on the NYMEX or foreign exchanges. However, the Sugar Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Sugar Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium Wheat Fund

•	Investors may choose to use the Fund as a means of investing indirectly in wheat, and there are risks involved in such investments. The risks and hazards that are inherent in wheat production may cause the price of wheat to fluctuate widely. Price movements for wheat are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the wheat harvest cycle, and various economic and monetary events. Wheat production is also subject to U.S. federal, state and local regulations that materially affect operations.

•	As discussed in more detail above, price movements for wheat are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the wheat market because it invests in Wheat Interests. The risks and hazards that are inherent in the wheat market may cause the price of wheat to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of wheat, then the price of its Shares will fluctuate accordingly.

o	The price and availability of wheat is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for food products made from wheat flour is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. More specifically, demand for such food products in the United States is relatively unaffected by changes in wheat prices or disposable income, but is closely tied to tastes and preferences. For example, in recent years the increase in the popularity of low-carbohydrate diets caused the consumption of wheat flour to decrease rapidly before rebounding somewhat after 2005. Export demand for wheat fluctuates yearly, based largely on crop yields in the importing countries.

o	Wheat production is subject to United States federal, state and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, wheat production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. wheat
154

producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops.  In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

o	Seasonal fluctuations in the price of wheat may cause risk to an investor because of the possibility that Share prices will be depressed because of the wheat harvest cycle. In the United States, the market for winter wheat, the type of wheat upon which CBOT Wheat Futures Contracts are based, is at its lowest point, and wheat prices are lowest, shortly before and during the harvest (in the spring or early summer), due to the high supply of wheat in the market. Conversely, winter wheat prices are generally highest in the fall or early winter, when the wheat harvested that year has largely been sold and used. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the fall and early winter). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Wheat Futures Contracts expiring in the spring.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against wheat-related losses or as a way to indirectly invest in wheat.

•	The CFTC and U.S. designated contract markets such as the CBOT may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in CBOT Wheat Futures Contracts are 600 spot month contracts, 12,000 contracts expiring in any other single month and 12,000 contracts total for all months. Cleared Wheat Swaps (i.e., Wheat Calendar Swaps as offered on the CBOT) are subject to position limits that are similar to, but currently measured separately from, the limits on Wheat Futures Contracts. The position limits for Cleared Wheat Swaps are 5,000 contracts expiring in any single month and 6,500 contracts total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization. Additionally, the Fund’s ability to rely on these Cleared Wheat Swaps may be further limited when the position limit rules discussed below under “Impact of Position Limits, Accountability Levels, and Price Fluctuations,” become effective.

•	In addition to position limits, the exchanges set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

•	For example, the CBOT imposes a $3,000 per contract price fluctuation limit for Wheat Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If two or more Wheat Futures Contract months within the first five listed non-spot contracts close at the limit, the daily price limit increases to $4,500 per contract for the next business day and to $6,750 per contract the next business day if the limit is met again.

•	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against wheat-related losses or as a way to indirectly invest in wheat.

•	If the Fund encounters position limits, accountability levels, or price fluctuation limits for Wheat Futures Contracts and/or Cleared Wheat Swaps on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Wheat Interests and/or Wheat Futures Contracts listed on foreign exchanges. However, the Wheat Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Wheat Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On July 31, 2010, for all Funds listed below except the Teucrium Agricultural Fund for which the contribution was made on April 1, 2011, the Sponsor made the following capital contributions and received the following shares for that contribution prior to each Fund’s commencement of operations; such shares were sold in private offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended:

1.	a $100 capital contribution to the Teucrium WTI Crude Oil Fund, a separate series of the Trust, in exchange for two shares of such fund;
2.	a $100 capital contribution to the Teucrium Natural Gas Fund, another series of the Trust, in exchange for four shares of such fund;
3.	a $100 capital contribution to the Teucrium Soybean Fund, another series of the Trust, in exchange for four shares of such fund;
155

4.	a $100 capital contribution to the Teucrium Sugar Fund, another series of the Trust, in exchange for four shares of such fund; and
5.	a $100 capital contribution to the Teucrium Wheat Fund, another series of the Trust, in exchange for four shares of such fund.
6.	a $100 capital contribution to the Teucrium Agricultural Fund, another series of the Trust, in exchange for two shares of such fund.

(b)	The registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. From June 9, 2010 (the commencement of operations) through June 30, 2012, 3,650,000 Shares of the Fund were sold at an aggregate offering price of $142,681,545. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through June 30, 2012 in an amount equal to $248,814, resulting in net offering proceeds of $140,193,331. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 40,000,000 common units, or “Shares,” of Teucrium Natural Gas Fund (File No. 333-167593) was declared effective on October 22, 2010.  From February 1, 2011 (the commencement of the offering) through June 30, 2012, 400,000 Shares of the Fund were sold at an aggregate offering price of $7,420,546.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2012 in an amount equal to $38,867, resulting in net offering proceeds of $7,381,679.    The offering proceeds were invested in natural gas futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 15,000,000 common units, or “Shares,” of Teucrium WTI Crude Oil Fund (File No. 333-167594) was declared effective on October 22, 2010.  From February 23, 2011 (the commencement of the offering) through June 30, 2012, 125,000 Shares of the Fund were sold at an aggregate offering price of $6,077,099.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2012 in an amount equal to $62,461, resulting in net offering proceeds of $6,014,636.    The offering proceeds were invested in crude oil futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through June 30, 2012, 275,000 Shares of the Fund were sold at an aggregate offering price of $6,654,488.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2012 in an amount equal to $5,046, resulting in net offering proceeds of $6,649,442.    The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through June 30, 2012, 225,000 Shares of the Fund were sold at an aggregate offering price of $5,460,251.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2012 in an amount equal to $4,700, resulting in net offering proceeds of $5,455,551.    The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through June 30, 2012, 275,000 Shares of the Fund were sold at an aggregate offering price of $6,222,289.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2012 in an amount equal to $4,941, resulting in net offering proceeds of $6,217,346.    The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. From March 28, 2012 (the commencement of the offering) through June 30, 2012, 300,000 Shares of the Fund were sold at an aggregate offering price of $15,000,000.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2011 in an amount equal to $438, resulting in net offering proceeds of $14,999,562.    The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

156

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for the three months ended June 30, 2012:

Issuer Purchases of CORN Shares:

				Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
April 1, 2012 to April 30, 2012	25,000	$38.95	N/A	N/A
May 1, 2012 to May 31, 2012	250,000	$37.40	N/A	N/A
June 1, 2012 to June 30, 2012	75,000	$35.83	N/A	N/A
Total	350,000	$37.17

Issuer Purchases of CRUD Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	-	$-	N/A	N/A
May 1, 2012 to May 31, 2012	25,000	$40.98	N/A	N/A
June 1, 2012 to June 30, 2012	-	$-	N/A	N/A
Total	25,000	$40.98

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	25,000	$23.32	N/A	N/A
May 1, 2012 to May 31, 2012	25,000	$20.46	N/A	N/A
June 1, 2012 to June 30, 2012	100,000	$18.84	N/A	N/A
Total	150,000	$19.86

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	25,000	$24.07	N/A	N/A
May 1, 2012 to May 31, 2012	25,000	$23.48	N/A	N/A
June 1, 2012 to June 30, 2012	100,000	$22.80	N/A	N/A
Total	150,000	$23.12

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	25,000	$20.13	N/A	N/A
May 1, 2012 to May 31, 2012	25,000	$18.90	N/A	N/A
June 1, 2012 to June 30, 2012	100,000	$19.35	N/A	N/A
Total	150,000	$19.41

Issuer Purchases of TAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	50,000	$49.53	N/A	N/A
May 1, 2012 to May 31, 2012	50,000	$47.28	N/A	N/A
June 1, 2012 to June 30, 2012	150,000	$45.12	N/A	N/A
Total	250,000	$46.43

157

Issuer Purchases of NAGS Shares: Nothing to Report

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

158

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

159

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Barbara Riker
Name:	Barbara Riker
Chief Financial Officer

Date: August 9, 2012