Form 10-Q
period 2012-09-30
Teucrium Commodity Trust
filed 2012-11-09
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes     ☒ No

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

Index to Financial Statements

Documents	Page
TEUCRIUM COMMODITY TRUST

Statements of Assets and Liabilities at September 30, 2012 (Unaudited) and December 31, 2011	6

Schedule of Investments at September 30, 2012 (Unaudited) and December 31, 2011	7

Statements of Operations (Unaudited) for the three and nine months ended September 30, 2012 and 2011	11

Statements of Changes in Net Assets (Unaudited) for the nine months ended September 30, 2012 and 2011	12

Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011	13

Notes to Financial Statements	14

TEUCRIUM CORN FUND

Statements of Assets and Liabilities at September 30, 2012 (Unaudited) and December 31, 2011	25

Schedule of Investments at September 30, 2012 (Unaudited) and December 31, 2011	26

Statements of Operations (Unaudited) for the three and nine months ended September 30, 2012 and 2011	28

Statements of Changes in Net Assets (Unaudited) for the nine months ended September 30, 2012 and 2011	29

Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011	30

Notes to Financial Statements	31

TEUCRIUM NATURAL GAS FUND

Statements of Assets and Liabilities at September 30, 2012 (Unaudited) and December 31, 2011	42

Schedule of Investments at September 30, 2012 (Unaudited) and December 31, 2011	43

Statements of Operations (Unaudited) for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012 and from commencement of operations (February 1, 2011) through September 30, 2011	45

Statements of Changes in Net Assets (Unaudited) for the nine months ended September 30, 2012 and from commencement of operations (February 1, 2011) through September 30, 2011	46

Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and from commencement of operations (February 1, 2011) through September 30, 2011	47

Notes to Financial Statements	48

TEUCRIUM WTI CRUDE OIL FUND

Statements of Assets and Liabilities at September 30, 2012 (Unaudited) and December 31, 2011	58

Schedule of Investments at September 30, 2012 (Unaudited) and December 31, 2011	59

Statements of Operations for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012 and from commencement of operations (February 23, 2011) through September 30, 2011	61

Statements of Changes in Net Assets (Unaudited) for the nine months ended September 30, 2012 and from commencement of operations (February 23, 2011) through September 30, 2011	62

Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and from commencement of operations (February 23, 2011) through September 30, 2011	63

Notes to Financial Statements	64

TEUCRIUM SOYBEAN FUND

Statements of Assets and Liabilities at September 30, 2012 (Unaudited) and December 31, 2011	75

Schedule of Investments at September 30, 2012 (Unaudited) and December 31, 2011	76

Statements of Operations (Unaudited) for the three months ended September 30, 2012 and for the nine months ended September 30, 2012 and from commencement of operations (September 19, 2011) through September 30, 2011	78

Statements of Changes in Net Assets (Unaudited) for the nine months ended September 30, 2012 and from commencement of operations (September 19, 2011) through September 30, 2011	79

Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and from commencement of operations (September 19, 2011) through September 30, 2011	80

Notes to Financial Statements	81

TEUCRIUM SUGAR FUND

Statements of Assets and Liabilities at September 30, 2012 (Unaudited) and December 31, 2011	91

Schedule of Investments at September 30, 2012 (Unaudited) and December 31, 2011	92

Statements of Operations (Unaudited) for the three months ended September 30, 2012 and for the nine months ended September 30, 2012 and from commencement of operations (September 19, 2011) through September 30, 2011	94

Statements of Changes in Net Assets (Unaudited) for the nine months ended September 30, 2012 and from commencement of operations (September 19, 2011) through September 30, 2011	95

Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and from commencement of operations (September 19, 2011) through September 30, 2011	96

Notes to Financial Statements	97
4

TEUCRIUM WHEAT FUND

Statements of Assets and Liabilities at September 30, 2012 (Unaudited) and December 31, 2011	107

Schedule of Investments at September 30, 2012 (Unaudited) and December 31, 2011	108

Statements of Operations (Unaudited) for the three months ended September 30, 2012 and for the nine months ended September 30, 2012 and from commencement of operations (September 19, 2011) through September 30, 2011	110

Statements of Changes in Net Assets (Unaudited) for the nine months ended September 30, 2012 and from commencement of operations (September 19, 2011) through September 30, 2011	111

Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and from commencement of operations (September 19, 2011) through September 30, 2011	112

Notes to Financial Statements	113

TEUCRIUM AGRICULTURAL FUND

Statements of Assets and Liabilities at September 30, 2012 (Unaudited) and December 31, 2011	123

Schedule of Investments (Unaudited) at September 30, 2012	124

Statements of Operations (Unaudited) for three months ended September 30, 2012 and from commencement of operations (March 28, 2012) through September 30, 2012	125

Statement of Changes in Net Assets (Unaudited) from commencement of operations (March 28, 2012) through September 30, 2012	126

Statement of Cash Flows (Unaudited) from commencement of operations (March 28, 2012) through September 30, 2012	127

Notes to Financial Statements	128

TEUCRIUM COMMODITY TRUST

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$78,138,159	$80,567,901
Commodity futures contracts	1,285,801	2,125,714
Collateral, due from broker	9,820,455	8,747,339
Receivable for investments sold	25,882	-
Interest receivable	4,635	2,609
Other assets	626,024	404,199
Total assets	89,900,956	91,847,762

Liabilities

Payable for shares redeemed	9,121,871	4,147,011
Commodity futures contracts	1,124,996	3,758,460
Management fee payable to Sponsor	79,647	74,629
Payable for investments purchased	16,178	-
Other liabilities	100,168	44,094
Total liabilities	10,442,860	8,024,194

Net assets	$79,458,096	$83,823,568

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

September 30, 2012

(Unaudited)

		Percentage of	Principal
Description: Assets	Fair Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.080%, due October 18, 2012	$9,999,700	12.58%	$10,000,000
U.S. Treasury bills, 0.070%, due November 15, 2012	9,999,130	12.58	10,000,000
Total U.S. Treasury obligations	19,998,830	25.16	20,000,000

Money market funds
Dreyfus Cash Management Plus	57,484,197	72.35

Total cash equivalents	$77,483,027	97.51%

			Notional
			Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (635 contracts, settlement date December 13, 2013)	$792,738	1.00%	$20,018,375

United States natural gas futures contracts
NYMEX natural gas futures (25 contracts, settlement date February 26, 2013)	42,368	0.05	938,000
NYMEX natural gas futures (26 contracts, settlement date March 26, 2013)	65,780	0.08	969,800
NYMEX natural gas futures (24 contracts, settlement date September 26, 2013)	103,080	0.13	931,200
NYMEX natural gas futures (23 contracts, settlement date October 29, 2013)	18,560	0.02	915,170

United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date November 20, 2013)	34,686	0.04	746,800

United States soybean futures contracts
CBOT soybean futures (56 contracts, settlement date November 14, 2013)	98,350	0.12	3,747,100

United States sugar futures contracts
ICE sugar futures (24 contracts, settlement date June 28, 2013)	538	0.00	550,771

United States wheat futures contracts
CBOT wheat futures (24 contracts, settlement date March 14, 2013)	15,113	0.02	1,094,700
CBOT wheat futures (25 contracts, settlement date December 13, 2013)	114,588	0.14	1,093,438
Total commodity futures contracts	$1,285,801	1.60%	$31,005,354

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

September 30, 2012

(Unaudited)

		Percentage of	Notional
Description: Liabilities	Fair Value	Net Assets	Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (540 contracts, settlement date March 14, 2013)	$24,700	0.03%	$20,506,500
CBOT corn futures (465 contracts, settlement date May 14, 2013)	572,363	0.72	17,588,625

United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date November 16, 2012)	27,029	0.03	740,480
WTI crude oil futures (6 contracts, settlement date May 21, 2013)	58,930	0.07	564,720

United States soybean futures contracts
CBOT soybean futures (46 contracts, settlement date January 14, 2013)	76,950	0.10	3,686,325
CBOT soybean futures (41 contracts, settlement date March 14, 2013)	278,400	0.35	3,206,713

United States sugar futures contracts
ICE sugar futures (29 contracts, settlement date April 30, 2013)	33,029	0.04	664,541
ICE sugar futures (27 contracts, settlement date February 28, 2014)	27,832	0.04	642,298

United States wheat futures contracts
CBOT wheat futures contracts (20 contracts, settlement date May 14, 2013)	25,763	0.03	906,250
Total commodity futures contracts	$1,124,996	1.41%	$48,506,452

			Shares
Exchange-traded funds
Teucrium Corn Fund	$679,249	0.85%	14,033
Teucrium Soybean Fund	652,770	0.82	24,556
Teucrium Sugar Fund	650,073	0.82	35,024
Teucrium Wheat Fund	666,268	0.84	27,137
Total exchange-traded funds (cost $2,682,915) owned by Teucrium Agricultural Fund	$2,648,360	3.33%	100,750

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

December 31, 2011

		Percentage of	Principal
Description: Assets	Fair Value	Net Assets	Amount
Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.010%, due January 19, 2012	$9,999,950	11.93%	$10,000,000
U.S. Treasury bills, 0.000%, due February 16, 2012	9,999,880	11.93	10,000,000
Total U.S. Treasury obligations	19,999,830	23.86	20,000,000

Money market funds
Dreyfus Cash Management Plus	60,567,971	72.26

Total cash equivalents	$80,567,801	96.12%

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

TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

December 31, 2011

		Percentage of	Notional
Description: Liabilities	Fair Value	Net Assets	Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (763 contracts, settlement date May 14, 2012)	$2,478,427	2.96%	$24,978,713
CBOT corn futures (849 contracts, settlement date December 14, 2012)	233,096	0.28	24,886,312

United States natural gas futures contracts
NYMEX natural gas futures (11 contracts, settlement date February 27, 2012)	217,844	0.26	331,760
NYMEX natural gas futures (11 contracts, settlement date March 28, 2012)	161,614	0.19	338,690
NYMEX natural gas futures (11 contracts, settlement date September 26, 2012)	120,352	0.14	365,420
NYMEX natural gas futures (10 contracts, settlement date October 29, 2012)	102,630	0.12	347,900

United States WTI crude oil futures contracts
WTI crude oil futures (16 contracts, settlement date May 22, 2012)	168	0.00	1,591,680

United States soybean futures contracts
CBOT soybean futures (12 contracts, settlement date March 14, 2012)	81,898	0.10	724,650
CBOT soybean futures (13 contracts, settlement date November 14, 2012)	82,765	0.10	782,763

United States sugar futures contracts
ICE sugar futures (32 contracts, settlement date April 30, 2012)	82,593	0.10	822,528
ICE sugar futures (27 contracts, settlement date June 29, 2012)	37,908	0.05	682,215
ICE sugar futures (31 contracts, settlement date February 28, 2013)	17,697	0.02	811,059

United States wheat futures contracts
CBOT wheat futures (23 contracts, settlement date May 14, 2012)	66,580	0.08	771,938
CBOT wheat futures (22 contracts, settlement date December 14, 2012)	74,888	0.09	792,000
Total commodity futures contracts	$3,758,460	4.49%	$58,227,628

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$17,680,107	$9,853,860	$11,781,196	$15,385,612
Net change in unrealized appreciation or depreciation on commodity futures contracts	(3,737,364)	(10,012,182)	1,793,551	(20,496,972)
Interest income	25,096	8,947	53,101	50,185
Total income (loss)	13,967,839	(149,375)	13,627,848	(5,061,175)

Expenses
Management fees	267,296	328,413	644,954	788,567
Professional fees	(107,429)	176,355	506,490	536,143
Distribution and marketing fees	751,082	187,910	1,712,641	484,014
Custodian fees and expenses	42,082	76,886	367,816	239,354
Business permits and licenses fees	30,850	5,659	47,323	17,009
General and administrative expenses	127,799	3,576	270,888	9,714
Brokerage commissions	25,674	29,212	51,333	60,399
Other expenses	29,931	6,544	72,085	19,535
Total expenses	1,167,285	814,555	3,673,530	2,154,735
Net income (loss)	$12,800,554	$(963,930)	$9,954,318	$(7,215,910)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
Operations
Net income (loss)	$9,954,318	$(7,215,910)

Capital transactions
Issuance of Shares	93,826,552	111,123,203
Cost of shares of the Underlying Funds acquired by Teucrium Agricultural Fund	(2,682,915)	-
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural Fund	(615,762)	-
Redemption of Shares	(104,847,665)	(29,119,867)
Total capital transactions	(14,319,790)	82,003,336
Net change in net assets	(4,365,472)	74,787,426

Net assets, beginning of period	83,823,568	42,964,439

Net assets, end of period	$79,458,096	$117,751,865

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income (loss)	$9,954,318	$(7,215,910)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,793,551)	20,496,972
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural
Fund excluded from net income (loss)	(615,762)	-
Changes in operating assets and liabilities:
Purchase of Underlying Funds acquired by Teucrium Agricultural Fund	(2,682,915)	-
Collateral, due from broker	(1,073,116)	(18,776,599)
Receivable for investments sold	(25,882)	-
Interest receivable	(2,026)	4,416
Other assets	(221,825)	(612,698)
Collateral, due to broker	-	(1,496,045)
Management fee payable to Sponsor	5,018	68,129
Payable for investments purchased	16,178	-
Other liabilities	56,074	182,078
Net cash provided by (used in) operating activities	3,616,511	(7,349,657)

Cash flows from financing activities:
Proceeds from sale of Shares	93,826,552	111,123,203
Redemption of Shares, net of change in payable for shares redeemed	(99,872,805)	(29,119,867)
Net cash (used in) provided by financing activities	(6,046,253)	82,003,336

Net change in cash and cash equivalents	(2,429,742)	74,653,679
Cash and cash equivalents, beginning of period	80,567,901	39,311,038
Cash and cash equivalents, end of period	$78,138,159	$113,964,717

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as applicable. The operating results from January 1, 2012 through September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Funds are subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets.   Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011.  However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ended September 30, 2012 and 2011 and December 31, 2011.

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

There are a minimum number of baskets and associated shares specified for each Fund in the respective most recent Form S-1 amendments or supplements. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. These minimum levels are as follows:

CORN: 50,000 shares representing 2 baskets

NAGS: 100,000 shares representing 2 baskets

CRUD: 50,000 shares representing 2 baskets

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Trust had a balance of $57,484,197 and $60,567,971 in money market funds at September 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  The Trust also had investments in United States Treasury Bills with a maturity of three months or less with a fair value of $19,998,830 and $19,999,830 on both September 30, 2012 and December 31, 2011.

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

On September 30, 2012 and December 31, 2011, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the impact on the financial statement disclosures for the Trust or the Funds.

Note 3 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011:

September 30, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2012
Cash equivalents	$77,483,027	$-	$-	$77,483,027
Commodity futures contracts
Corn futures contracts	792,738	-	-	792,738
Natural gas futures contracts	229,788	-	-	229,788
WTI crude oil futures contracts	34,686	-	-	34,686
Soybean futures contracts	98,350	-	-	98,350
Sugar futures contracts	538	-	-	538
Wheat futures contracts	129,701	-	-	129,701
Total	$78,768,828	$-	$-	$78,768,828

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2012
Commodity futures contracts		-	-
Corn futures contracts	$597,063	$-	$-	$597,063
WTI crude oil futures contracts	85,959	-	-	85,959
Soybean futures contracts	355,350	-	-	355,350
Sugar futures contracts	60,861	-	-	60,861
Wheat futures contracts	25,763	-	-	25,763
Total	$1,124,996	$-	$-	$1,124,996

December 31, 2011

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2011
Cash equivalents	$80,567,801	-	-	$80,567,801
Commodity futures contracts
Corn futures contracts	1,928,408	-	-	1,928,408
WTI crude oil futures contracts	116,142	-	-	116,142
Soybean futures contracts	9,994			9,994
Wheat futures contracts	71,170	-	-	71,170
Total	$82,693,515	$-	$-	$82,693,515

				Balance as of
	Level 1	Level 2	Level 3	December 31, 2011
Liabilities:
Commodity futures contracts
Corn futures contracts	$2,711,523	$-	$-	$2,711,523
Natural gas futures contracts	602,440	-	-	602,440
WTI crude oil futures contracts	168	-	-	168
Soybean futures contracts	164,663	-	-	164,663
Sugar futures contracts	138,198	-	-	138,198
Wheat futures contracts	141,468	-	-	141,468
Total	$3,758,460	$-	$-	$3,758,460

There were no transfers into and out of each level of the fair value hierarchy for the commodity futures contracts valued using alternative verifiable sources due to a "limit-down" or “limit-up” conditions for the period January 1, 2012 through September 30, 2012.

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

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the nine months ended September 30, 2012 and 2011, the Funds invested in commodity futures contracts and Cleared Swaps. Cleared Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Commodity Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Interests, can generally be structured as the parties to the Commodity Interest contract desire.  Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the nine months ended September 30, 2012 and 2011 and for the three months ended September 30, 2012 and 2011.

At September 30, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Corn futures contracts	$792,738	$(597,063)	$195,675
Natural gas futures contracts	229,788	-	229,788
WTI crude oil futures contracts	34,686	(85,959)	(51,273)
Soybean futures contracts	98,350	(355,350)	(257,000)
Sugar futures contracts	538	(60,861)	(60,323)
Wheat futures contracts	129,701	(25,763)	103,938
Total commodity futures contracts	$1,285,801	$(1,124,996)	$160,805

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Corn futures contracts	$1,928,408	$(2,711,523)	$(783,115)
Natural gas futures contracts	-	(602,440)	(602,440)
WTI crude oil futures contracts	116,142	(168)	115,974
Soybean futures contracts	9,994	(164,663)	(154,669)
Sugar futures contracts	-	(138,198)	(138,198)
Wheat futures contracts	71,170	(141,468)	(70,298)
Total commodity futures contracts	$2,125,714	$(3,758,460)	$(1,632,746)

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

For the period from July 1, 2012 to September 30, 2012

	Realized Gain (loss) on	Net Change in Unrealized (loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$16,718,359	$(3,740,286)
Natural gas futures contracts	(263,121)	502,151
WTI crude oil futures contracts	-	119,260
Soybean futures contracts	719,250	(405,038)
Sugar futures contracts	(80,068)	661
Wheat futures contracts	585,687	(214,112)
Total commodity futures contracts	$17,680,107	$(3,737,364)

For the period January 1, 2012 to September 30, 2012

	Realized Gain (loss) on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	(loss) on Derivative Instruments
Commodity price
Corn futures contracts	$12,326,540	$978,790
Natural gas futures contracts	(831,009)	832,228
WTI crude oil futures contracts	43,347	(167,247)
Soybean futures contracts	797,231	(102,331)
Sugar futures contracts	(676,378)	77,875
Wheat futures contracts	121,465	174,236
Total commodity futures contracts	$11,781,196	$1,793,551

For the period July 1, 2011 to September 30, 2011

	Realized Gain (loss) on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Corn futures contracts	$10,147,450	$(8,334,377)
Natural gas futures contracts	(213,080)	(112,162)
WTI crude oil futures contracts	(45,320)	(954,906)
Soybean futures contracts	148	(308,748)
Sugar futures contracts	(35,682)	(46,750)
Wheat futures contracts	344	(255,239)
Total commodity futures contracts	$9,853,860	$(10,012,182)

For the period January 1, 2011 to September 30, 2011

	Realized Gain (loss) on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Corn futures contracts	$15,823,273	$(18,596,820)
Natural gas futures contracts	(541,020)	(169,170)
WTI crude oil futures contracts	138,549	(1,120,245)
Soybean futures contracts	148	(308,748)
Sugar futures contracts	(35,682)	(46,750)
Wheat futures contracts	344	(255,239)
Total commodity futures contracts	$15,385,612	$(20,496,972)

Volume of Derivative Activities

At September 30, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of contracts
Commodity price
Corn futures contracts	$58,113,500	1,640
Natural gas futures contracts	3,754,170	98
WTI crude oil futures contracts	2,052,000	22
Soybean futures contracts	10,640,138	143
Sugar futures contracts	1,857,610	80
Wheat futures contracts	3,094,388	69
Total commodity futures contracts	$79,511,806	2,052

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Corn futures contracts	$71,289,525	2,260
Natural gas futures contracts	1,383,770	43
WTI crude oil futures contracts	4,481,380	46
Soybean futures contracts	2,177,038	36
Sugar futures contracts	2,315,802	90
Wheat futures contracts	2,250,188	65
Total commodity futures contracts	$83,897,703	2,540

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

For the period October 1, 2012 through November 9, 2012, the following subsequent events transpired for each of the series of the Trust:

CORN: Nothing to Report

NAGS: Nothing to Report

CRUD: Nothing to Report

SOYB: Nothing to Report

CANE: Nothing to Report

WEAT: Nothing to Report

TAGS: On October 31, 2012 the SEC declared effective Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 for the Fund.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$58,070,561	$69,022,336
Commodity futures contracts	792,738	1,928,408
Collateral, due from broker	7,961,740	6,910,552
Interest receivable	3,249	2,086
Other assets	445,997	342,859
Total assets	67,274,285	78,206,241

Liabilities

Payable for shares redeemed	8,470,653	4,147,011
Commodity futures contracts	597,063	2,711,523
Management fee payable to Sponsor	62,246	64,423
Other liabilities	59,672	14,763
Total liabilities	9,189,634	6,937,720

Net assets	$58,084,651	$71,268,521

Shares outstanding	1,200,004	1,700,004

Net asset value per share	$48.40	$41.92

Market value per share	$48.42	$41.98

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

September 30, 2012

(Unaudited)

		Percentage of	Principal
Description: Assets	Fair Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.080%, due October 18, 2012	$9,999,700	17.22%	$10,000,000
U.S. Treasury bills, 0.070%, due November 15, 2012	9,999,130	17.21	10,000,000
Total U.S. Treasury obligations	19,998,830	34.43	20,000,000

Money market funds
Dreyfus Cash Management Plus	38,071,731	65.55

Total cash equivalents	$58,070,561	99.98%

Notional Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (635 contracts, settlement date December 13, 2013)	$792,738	1.36%	$20,018,375

		Percentage of	Notional
Description: Liabilities	Fair Value	Net Assets	Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (540 contracts, settlement date March 14, 2013)	$24,700	0.04%	$20,506,500
CBOT corn futures (465 contracts, settlement date May 14, 2013)	572,363	0.99	17,588,625
Total commodity futures contracts	$597,063	1.03%	$38,095,125

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

		Percentage of	Principal
Description: Assets	Fair Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.010%, due January 19, 2012	$9,999,950	14.03%	$10,000,000
U.S. Treasury bills, 0.000%, due February 16, 2012	9,999,880	14.03	10,000,000
Total U.S. Treasury obligations	19,999,830	28.06	20,000,000

Money market funds
Dreyfus Cash Management Plus	49,022,506	68.79

Total cash equivalents	$69,022,336	96.85%

Notional
Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (648 contracts, settlement date July 13, 2012)	$1,928,408	2.71%	$21,424,500

		Percentage of	Notional
Description: Liabilities	Fair Value	Net Assets	Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (763 contracts, settlement date May 14, 2012)	$2,478,427	3.48%	$24,978,713
CBOT corn futures (849 contracts, settlement date December 14, 2012)	233,096	0.33	24,886,312
	$2,711,523	3.81%	$49,865,025

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$16,718,359	$10,147,450	$12,326,540	$15,823,273
Net change in unrealized appreciation or depreciation on commodity futures contracts	(3,740,286)	(8,334,377)	978,790	(18,596,820)
Interest income	20,303	8,677	42,393	47,397
Total income (loss)	12,998,376	1,821,750	13,347,723	(2,726,150)

Expenses
Management fees	221,902	315,409	534,153	753,877
Professional fees	(87,700)	113,571	343,462	334,960
Distribution and marketing fees	615,400	146,541	1,343,730	352,968
Custodian fees and expenses	32,564	32,564	96,985	96,631
Business permits and licenses fees	13,120	3,003	24,416	8,490
General and administrative expenses	92,120	2,248	202,440	5,459
Brokerage commissions	21,329	27,901	40,123	58,319
Other expenses	20,561	3,731	55,806	11,015
Total expenses	929,296	644,968	2,641,115	1,621,719
Net income (loss)	$12,069,080	$1,176,782	$10,706,608	$(4,347,869)

Net income (loss) per share	$6.38	$(0.28)	$6.48	$1.05
Net income (loss) per weighted average share	$6.79	$0.43	$6.45	$(1.92)
Weighted average shares outstanding	1,776,906	2,718,482	1,659,311	2,259,345

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
Operations
Net income (loss)	$10,706,608	$(4,347,869)
Capital transactions
Issuance of Shares	48,186,703	92,546,004
Redemption of Shares	(72,077,181)	(26,880,459)
Total capital transactions	(23,890,478)	65,665,545
Net change in net assets	(13,183,870)	61,317,676

Net assets, beginning of period	71,268,521	42,963,939

Net assets, end of period	$58,084,651	$104,281,615

Net asset value per share at beginning of period	$41.92	$39.06

At end of period	$48.40	$40.11

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income (loss)	$10,706,608	$(4,347,869)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(978,790)	18,596,820
Changes in operating assets and liabilities:
Collateral, due from broker	(1,051,188)	(16,184,201)
Interest receivable	(1,163)	4,489
Other assets	(103,138)	(300,746)
Collateral, due to broker	-	(1,496,045)
Management fee payable to Sponsor	(2,177)	63,346
Other liabilities	44,909	22,100
Net cash provided by (used in) operating activities	8,615,061	(3,642,106)

Cash flows from financing activities:
Proceeds from sale of Shares	48,186,703	92,546,004
Redemption of Shares, net of change in payable for shares redeemed	(67,753,539)	(26,880,459)
Net cash (used in) provided by financing activities	(19,566,836)	65,665,545

Net change in cash and cash equivalents	(10,951,775)	62,023,439
Cash and cash equivalents, beginning of period	69,022,336	39,310,538
Cash and cash equivalents, end of period	$58,070,561	$101,333,977

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated May 1, 2012, as applicable. The operating results from January 1, 2012 through September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2012 and 2011 and December 31, 2011.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $38,071,731 and $49,022,506 in money market funds at September 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund held $19,998,830 in United States Treasury Bills with a maturity date of three months or less at both September 30, 2012 and December 31, 2011; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period July 1, 2012 through September 30, 2012, the Fund recorded $221,902 in management fees to the Sponsor. For the period July 1, 2011 through September 30, 2011, the Fund recorded $315,409 in management fees to the Sponsor. For the period January 1, 2012 through September 30, 2012, the Fund recorded $534,153 in management fees to the Sponsor. For the period January 1, 2011 through September 30, 2011, the Fund recorded $753,877 in management fees to the Sponsor. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses associated with the Fund’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets.

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

On September 30, 2012 and December 31, 2011, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011:

September 30, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2012
Cash equivalents	$58,070,561	$-	$-	$58,070,561
Commodity futures contracts	792,738	-	-	792,738
Total	$58,863,299	$-	$-	$58,863,299

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2012
Commodity futures contracts	$597,063	$-	$-	$597,063

December 31, 2011
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2011
Cash equivalents	$69,022,336	$-	$-	$69,022,336
Commodity futures contracts	1,928,408	-	-	1,928,408
Total	$70,950,744	$-	$-	$70,950,744

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2011
Commodity futures contracts	$2,711,523	$-	$-	$2,711,523

There were no transfers into and out of each level of the fair value hierarchy for the commodity futures contracts valued using alternative verifiable sources due to a "limit-down" condition for the period January 1, 2012 through September 30, 2012.

Transfers into and out of each level of the fair value hierarchy for the corn futures contracts valued using alternative verifiable sources due to a "limit-down" or “limit-up” condition for the period January 1, 2011 through September 30, 2011 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Commodity future contracts	$-	$9,140,288	$9,140,288	$-	$-	$-

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Commodity future contracts	$-	$5,938,713	$5,938,713	$-	$-	$-

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2012 and 2011, the Fund invested only in commodity futures contracts and Cleared Corn Swaps specifically related to the Fund. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the nine months ended September 30, 2012 and 2011 and for the three months ended September 30, 2012 and 2011.

At September 30, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$792,738	$(597,063)	$195,675

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity Price
Commodity futures contracts	$1,928,408	$(2,711,523)	$(783,115)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Corn Fund:

For the period from July 1, 2012 to September 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$16,718,359	$(3,740,286)

For the period from January 1, 2012 to September 30, 2012

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$12,326,540	$978,790

For the period from July 1, 2011 to September 30, 2011

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$10,147,450	$(8,334,377)

For the period from January 1, 2011 to September 30, 2011

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$15,823,273	$(18,596,820)

Volume of Derivative Activities

The notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

At September 30, 2012, the fair value of derivative instruments was as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$58,113,500	1,640

At December 31, 2011, the fair value of derivative instruments was as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$71,289,525	2,260

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the periods from January 1, 2012 through September 30, 2012 and January 1, 2011 through September 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for January 1, 2012 through September 30, 2012
Net asset value at beginning of period	$41.92
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	8.05
Total expenses	(1.59)
Net increase in net asset value	6.48
Net asset value end of period	$48.40
Total Return	15.46%
Ratios to Average Net Assets (Annualized)
Total expense	4.95%
Net investment loss	(4.87)%

Per Share Operation Performance for January 1, 2011 through September 30, 2011
Net asset value at beginning of period	$39.06
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	1.75
Total expenses	(0.72)
Net increase in net asset value	1.05
Net asset value end of period	$40.11
Total Return	2.69%
Ratios to Average Net Assets (Annualized)
Total expense	2.15%
Net investment loss	(2.09)%

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

For the period October 1, 2012 through November 9, 2012, there was nothing to report.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$3,510,851	$1,277,159
Commodity futures contracts	229,788	-
Collateral, due from broker	24,392	700,573
Interest receivable	209	57
Other assets	15,378	12,808
Total assets	3,780,618	1,990,597

Liabilities

Commodity futures contracts	-	602,440
Management fee payable to Sponsor	2,867	-
Other liabilities	898	6,790
Total liabilities	3,765	609,230

Net assets	$3,776,853	$1,381,367

Shares outstanding	300,004	100,004

Net asset value per share	$12.59	$13.81

Market value per share	$12.50	$13.88

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS

September 30, 2012

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$3,510,851	92.96%
			Notional Amount
Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (25 contracts, settlement date February 26, 2013)	$42,368	1.12%	$938,000
NYMEX natural gas futures (26 contracts, settlement date March 26, 2013)	65,780	1.74	969,800
NYMEX natural gas futures (24 contracts, settlement date September 26, 2013)	103,080	2.73	931,200
NYMEX natural gas futures (23 contracts, settlement date October 29, 2013)	18,560	0.49	915,170
Total commodity futures contracts	$229,788	6.08%	$3,754,170

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$1,277,159	92.46%

		Percentage of	Notional
Description: Liabilities	Fair Value	Net Assets	Amount

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (11 contracts, settlement date February 27, 2012)	$217,844	15.77%	$331,760
NYMEX natural gas futures (11 contracts, settlement date March 28, 2012)	161,614	11.70	338,690
NYMEX natural gas futures (11 contracts, settlement date September 26, 2012)	120,352	8.71	365,420
NYMEX natural gas futures (10 contracts, settlement date October 29, 2012)	102,630	7.43	347,900
	$602,440	43.61%	$1,383,770

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF OPERATIONS

(Unaudited)

				From commencement of
	Three months ended	Three months ended	Nine months ended	operations (February 1, 2011)
	September 30, 2012	September 30, 2011	September 30, 2012	through September 30, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(263,121)	$(213,080)	$(831,009)	$(541,020)
Net change in unrealized appreciation or depreciation on commodity futures contracts	502,151	(112,162)	832,228	(169,170)
Interest income	863	68	1,544	1,168
Total income (loss)	239,893	(325,174)	2,763	(709,022)

Expenses
Management fees	5,833	456	5,833	4,084
Professional fees	655	17,124	2,728	91,744
Distribution and marketing fees	3,458	11,691	10,046	60,078
Custodian fees and expenses	1,179	11,758	3,533	64,852
Business permits and licenses fees	224	743	142	3,895
General and administrative expenses	1,229	373	4,448	1,945
Brokerage commissions	213	74	705	532
Other expenses	294	741	388	3,895
Total expenses	13,085	42,960	27,823	231,025

Net income (loss)	$226,808	$(368,134)	$(25,060)	$(940,047)

Net income (loss) per share	$0.76	$(3.68)	$(1.22)	$(6.79)
Net income (loss) per weighted average share	$0.76	$(3.68)	$(0.12)	$(8.44)
Weighted average shares outstanding	300,004	100,004	213,143	111,368

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

		From commencement of
	Nine months ended	operations (February 1, 2011)
	September 30, 2012	through September 30, 2011
Operations
Net loss	$(25,060)	$(940,047)
Capital transactions
Issuance of Shares	2,420,546	5,000,000
Redemption of Shares	-	(2,239,408)
Total capital transactions	2,420,546	2,760,592
Net change in net assets	2,395,486	1,820,545

Net assets, beginning of period	1,381,367	100

Net assets, end of period	$3,776,853	$1,820,645
Net asset value per share at beginning of period	$13.81	$25.00

At end of period	$12.59	$18.21

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

		From commencement of
	Nine months ended	operations (February 1, 2011)
	September 30, 2012	through September 30, 2011
Cash flows from operating activities:
Net loss	$(25,060)	$(940,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(832,228)	169,170
Changes in operating assets and liabilities:
Collateral, due from broker	676,181	(263,013)
Interest receivable	(152)	(14)
Other assets	(2,570)	(142,936)
Management fee payable to Sponsor	2,867	456
Other liabilities	(5,892)	64,236
Net cash used in operating activities	(186,854)	(1,112,148)

Cash flows from financing activities:
Proceeds from sale of Shares	2,420,546	5,000,000
Redemption of Shares	-	(2,239,408)
Net cash provided by financing activities	2,420,546	2,760,592

Net change in cash and cash equivalents	2,233,692	1,648,444
Cash and cash equivalents, beginning of period	1,277,159	100
Cash and cash equivalents, end of period	$3,510,851	$1,648,544

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated May 1, 2012, as applicable. The operating results from January 1, 2012 through September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2012 and 2011 and December 31, 2011.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $3,510,851 and $1,277,159 in money market funds on September 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.  The Sponsor had waived effective August 1, 2011, for a period to be instituted again at the Sponsor’s discretion, the management fee for this Fund. For the quarter ended September 30, 2012, the Fund recorded a management fee expense of $5,833. As there had been no management fee recorded to date for 2012 prior to the quarter ended September 30, 2012, this represents the nine month expense also. The waiving of the management fee for some period in 2012 by the Sponsor resulted in an approximate $3,200 reduction in expenses to the Fund for the three months ended September 30, 2012 and $12,800 for the nine months ended from January 1, 2012 through September 30, 2012. For the period from the commencement of operations (February 1, 2011) through September 30, 2011, the Fund recorded $4,084 in management fees to the Sponsor.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.  Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action resulted in an approximate $1,700 reduction in expenses for the Fund for the three month and $9,800 for the nine month period ending September 30, 2012. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

On September 30, 2012 and December 31, 2011 in the opinion of the Trust and the Fund, the reported value of the Natural Gas Futures Contracts traded on the NYMEX fairly reflected the value of the Natural Gas Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011:

September 30, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2012
Cash equivalents	$3,510,851	$-	$-	$3,510,851
Commodity futures contracts	229,788	-	-	229,788
Total	$3,740,639	$-	$-	$3,740,639

December 31, 2011
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2011
Cash equivalents	$1,277,159	$-	$-	$1,277,159

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2011
Commodity futures contracts	$602,440	$-	$-	$602,440

During the period ended September 30, 2012 and from the commencement of operations (February 1, 2011) through September 30, 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the periods ended September 30, 2012 and from the commencement of operations (February 1, 2011) through September 30, 2011, the Fund had invested only in natural gas commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gain on trading of commodity futures contracts, categorized by primary underlying risk, for the nine months ended September 30, 2012, for the three months ended September 30, 2012 and 2011, and for the period from commencement of operations (February 1, 2011) to September 30, 2011.

At September 30, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$229,788	$-	$229,788

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$-	$(602,440)	$(602,440)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period July 1, 2012 to September 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(263,121)	$502,151

For the period January 1, 2012 to September 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(831,009)	$832,228

For the period July 1, 2011 to September 30, 2011

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(213,080)	$(112,162)

For the period from commencement of operations (February 1, 2011) to September 30, 2011

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(541,020)	$(169,170)

Volume of Derivative Activities

At September 30, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$3,754,170	98

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$1,383,770	43

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period January 1, 2012 through September 30, 2012 and from commencement of operations (February 1, 2011) through September 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for January 1, 2012 through September 30, 2012
Net asset value at beginning of period	$13.81
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(1.10)
Total expenses	(0.13)
Net decrease in net asset value	(1.22)
Net asset value at end of period	$12.59
Total Return	(8.83)%
Ratios to Average Net Assets (Annualized)
Total expense	1.50%
Net investment loss	(1.41)%

Per Share Operation Performance from commencement of operations (February 1, 2011) through September 30, 2011
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(4.73)
Total expenses	(2.07)
Net decrease in net asset value	(6.79)
Net asset value at end of period	$18.21
Total Return	(27.16)%
Ratios to Average Net Assets (Annualized)
Total expense	14.14%
Net investment loss	(14.07)%

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action by the Sponsor resulted in an approximate $9,800 reduction in expenses to the Fund for the period January 1, 2012 through September 30, 2012. The Sponsor has waived, for a period to be instituted again at the Sponsor’s discretion, the management fee for this Fund. The Fund did record management fees in the quarter ending September 30, 2012. This waiving of the management fee resulted in an approximate $12,800 reduction in expenses for the Fund for the nine month period ending September 30, 2012. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

For the period October 1, 2012 through November 9, 2012, there was nothing to report.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$1,879,950	$4,139,910
Commodity futures contracts	34,686	116,142
Collateral, due from broker	171,453	157,791
Interest receivable	127	215
Other assets	28,366	48,532
Total assets	2,114,582	4,462,590

Liabilities

Commodity futures contracts	85,959	168
Management fee payable to Sponsor	1,694	4,658
Other liabilities	10,341	12,751
Total liabilities	97,994	17,577

Net assets	$2,016,588	$4,445,013

Shares outstanding	50,002	100,002

Net asset value per share	$40.33	$44.45

Market value per share	$40.22	$44.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

SCHEDULE OF INVESTMENTS

September 30, 2012

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$1,879,950	93.22%	Notional Amount

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date November 20, 2013)	$34,686	1.72%	$746,800

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date November 16, 2012)	$27,029	1.34%	$740,480
WTI crude oil futures (6 contracts, settlement date May 21, 2013)	58,930	2.92	564,720
Total commodity futures contracts	$85,959	4.26%	$1,305,200

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$4,139,910	93.14%	Notional Amount

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (14 contracts, settlement date November 16, 2012)	$15,839	0.35%	$1,373,540
WTI crude oil futures (16 contracts, settlement date November 20, 2013)	100,303	2.26	1,516,160
Total commodity futures contracts	$116,142	2.61%	$2,889,700

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (16 contracts, settlement date May 22, 2012)	$168	0.00%	$1,591,680

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

				From commencement of
	Three months ended	Three months ended	Nine months ended	operations (February 23, 2011)
	September 30, 2012	September 30, 2011	September 30, 2012	through September 30, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$-	$(45,320)	$43,347	$138,549
Net change in unrealized appreciation or depreciation on commodity futures contracts	119,260	(954,906)	(167,247)	(1,120,245)
Interest income	494	183	1,839	1,601
Total income (loss)	119,754	(1,000,043)	(122,061)	(980,095)

Expenses
Management fees	5,097	12,548	21,769	30,606
Professional fees	(5,168)	45,660	10,325	109,439
Distribution and marketing fees	30,423	29,678	59,611	70,968
Custodian fees and expenses	(3,947)	32,564	60,474	77,871
Business permits and licenses fees	790	1,913	790	4,624
General and administrative expenses	4,068	955	4,068	2,310
Brokerage commissions	207	137	506	448
Other expenses	102	2,072	352	4,625
Total expenses	31,572	125,527	157,895	300,891

Net income (loss)	$88,182	$(1,125,570)	$(279,956)	$(1,280,986)

Net income (loss) per share	$1.76	$(10.08)	$(4.12)	$(11.63)
Net income (loss) per weighted average share	$1.76	$(10.05)	$(4.21)	$(12.20)
Weighted average shares outstanding	50,002	111,959	66,425	105,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

		From commencement of
	Nine months ended	operations (February 23, 2011)
	September 30, 2012	through September 30, 2011
Operations
Net loss	$(279,956)	$(1,280,986)
Capital transactions
Issuance of Shares	-	6,077,099
Redemption of Shares	(2,148,469)	-
Total capital transactions	(2,148,469)	6,077,099
Net change in net assets	(2,428,425)	4,796,113

Net assets, beginning of period	4,445,013	100

Net assets, end of period	$2,016,588	$4,796,213
Net asset value per share at beginning of period	$44.45	$50.00

At end of period	$40.33	$38.37

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

		From commencement of
	Nine months ended	operations (February 23, 2011)
	September 30, 2012	through September 30, 2011
Cash flows from operating activities:
Net loss	$(279,956)	$(1,280,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	167,247	1,120,245
Changes in operating assets and liabilities:
Collateral, due from broker	(13,662)	(1,377,247)
Interest receivable	88	(39)
Other assets	20,166	(169,016)
Management fee payable to Sponsor	(2,964)	4,327
Other liabilities	(2,410)	95,742
Net cash used in operating activities	(111,491)	(1,606,974)

Cash flows from financing activities:
Proceeds from sale of Shares	-	6,077,099
Redemption of Shares	(2,148,469)	-
Net cash (used in) provided by financing activities	(2,148,469)	6,077,099

Net change in cash and cash equivalents	(2,259,960)	4,470,125
Cash and cash equivalents, beginning of period	4,139,910	100
Cash and cash equivalents, end of period	$1,879,950	$4,470,225

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for futures contracts for WTI crude oil, also known as Texas Light Sweet Crude Oil (“Oil Futures Contracts”) traded on the NYMEX, specifically (1) the nearest to spot September or December Oil Futures Contract, weighted 35%; (2) the September or December Oil Futures Contract following the aforementioned (1), weighted 30%; and (3) the next December Oil Future Contract that immediately follows the aforementioned (2), weighted 35%. (This weighted average of the three referenced WTI Crude Oil Futures Contracts is referred to herein as the “CRUD Benchmark,” and the three WTI Crude Oil Futures Contracts that at any given time make up the Benchmark are referred to herein as the “CRUD Benchmark Component Futures Contracts.”)

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated May 1, 2012, as applicable. The operating results from January 1, 2012 through September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2012 and 2011 and December 31, 2011.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $1,879,950 and $4,139,910 in money market funds at September 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period July 1, 2012 through September 30, 2012, the Fund recorded $5,097 in management fees to the Sponsor. For the period July 1, 2011 through September 30, 2011, the Fund recorded $12,548 in management fees to the Sponsor. For the period January 1, 2012 through September 30, 2012, the Fund recorded $21,769 in management fees to the Sponsor. For the period from the commencement of operations (February 23, 2011) through September 30, 2011, the Fund recorded $30,606 in management fees to the Sponsor.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor may, at its discretion, pay certain expenses on behalf of the Fund. For the period July 1, 2012 to September 30, 2012, the expenses paid by the Fund were reduced by approximately $13,500. For the prior period January 1, 2012 through September 30, 2012, the expenses paid by the Fund were reduced by approximately $28,000 and no expenses were paid by the Sponsor for the period from the commencement of operations (February 23, 2011) through September 30, 2011.

Use of Estimates.

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

On September 30, 2012 and December 31, 2011, in the opinion of the Trust and the Fund, the reported value of the WTI Crude Oil Futures Contracts traded on the NYMEX fairly reflected the value of the WTI Crude Oil Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011:

September 30, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2012
Cash equivalents	$1,879,950	$-	$-	$1,879,950
Commodity futures contracts	34,686	-	-	34,686
Total	$1,914,636	$-	$-	$1,914,636

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2012
Commodity futures contracts	$85,959	$-	$-	$85,959

December 31, 2011

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2011
Cash equivalents	$4,139,910	$-	$-	$4,139,910
Commodity futures contracts	116,142	-	-	116,142
Total	$4,256,052	$-	$-	$4,256,052

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2011
Commodity futures contracts	$168	$-	$-	$168

During the period ended September 30, 2012 and from the commencement of operations (February 23, 2011) through September 30, 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the nine months ended September 30, 2012 and for the period from commencement of operations (February 23, 2011) through September 30, 2011, the Fund had invested only in crude oil commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the nine months ended September 30, 2012, for the three months ended September 30, 2012 and 2011, and for the period from commencement of operations (February 23, 2011) through September 30, 2011.

At September 30, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$34,686	$(85,959)	$(51,273)

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$116,142	$(168)	$115,974

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period July 1, 2012 to September 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$-	$119,260

For the period January 1, 2012 to September 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$43,347	$(167,247)

For the period from July 1, 2011 to September 30, 2011

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(45,320)	$(954,906)

For the period from commencement of operations (February 23, 2011) to September 30, 2011

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$138,549	$(1,120,245)

Volume of Derivative Activities

At September 30, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$2,052,000	22

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$4,481,380	46

Note 5 – Financial Highlights

The following table presents per unit performance data and other, supplemental financial data for the period January 1, 2012 through September 30, 2012 and for the period from commencement of operations (February 23, 2011) through September 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for January 1, 2012 through September 30, 2012
Net asset value at beginning of period	$44.45
Income (loss) from investment operations:
Investment income	0.03
Net realized and unrealized loss on commodity futures contracts	(1.77)
Total expenses	(2.38)
Net decrease in net asset value	(4.12)
Net asset value at end of period	$40.33
Total Return	(9.27)%
Ratios to Average Net Assets (Annualized)
Total expense	7.26%
Net investment loss	(7.17)%

Per Share Operation Performance from commencement of operations (February 23, 2011) through September 30, 2011
Net asset value at beginning of period	$50.00
Income (loss) from investment operations:
Investment income	0.02
Net realized and unrealized loss on commodity futures contracts	(8.78)
Total expenses	(2.87)
Net decrease in net asset value	(11.63)
Net asset value at end of period	$38.37
Total Return	(23.26)%
Ratios to Average Net Assets (Annualized)
Total expense	9.84%
Net investment loss	(9.79)%

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

The Sponsor may, at its discretion, pay certain expenses on behalf of the Fund. For the period January 1, 2012 to September 30, 2012, the expenses paid by Fund were reduced by approximately $28,000. No expenses were paid by the Sponsor for the period from the commencement of operations (February 23, 2011) through September 30, 2011.

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

For the period October 1, 2012 through November 9, 2012, there was nothing to report.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$10,312,750	$2,055,369
Commodity futures contracts	98,350	9,994
Collateral, due from broker	1,199,600	290,694
Interest receivable	765	84
Other assets	55,487	-
Total assets	11,666,952	2,356,141

Liabilities

Payable for shares redeemed	651,218	-
Commodity futures contracts	355,350	164,663
Management fee payable to Sponsor	10,342	1,782
Other liabilities	16,759	3,266
Total liabilities	1,033,669	169,711

Net assets	$10,633,283	$2,186,430

Shares outstanding	400,004	100,004

Net asset value per share	$26.58	$21.86

Market value per share	$26.58	$22.06

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

September 30, 2012

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$9,657,618	90.82%
			Notional Amount
Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (56 contracts, settlement date November 14, 2013)	$98,350	0.92%	$3,747,100

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount

Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (46 contracts, settlement date January 14, 2013)	$76,950	0.72%	$3,686,325
CBOT Soybean futures (41 contracts, settlement date March 14, 2013)	278,400	2.62	3,206,713
Total commodity futures contracts	$355,350	3.34%	$6,893,038

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,055,369	94.01%	Notional Amount

Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (11 contracts, settlement date May 14, 2012)	$9,994	0.46%	$669,625

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount

Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (12 contracts, settlement date March 14, 2012)	$81,898	3.75%	$724,650
CBOT Soybean futures (13 contracts, settlement date November 14, 2012)	82,765	3.78	782,763
	$164,663	7.53%	$1,507,413

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

			From commencement of
	Three months ended	Nine months ended	operations (September 19, 2011)
	September 30, 2012	September 30, 2012	through September 30, 2011
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$719,250	$797,231	$148
Net change in unrealized appreciation or depreciation on commodity futures contracts	(405,038)	(102,331)	(308,748)
Interest income	2,248	3,680	6
Total income (loss)	316,460	698,580	(308,594)

Expenses
Management fees	26,362	44,140	-
Professional fees	(3,351)	51,800	-
Distribution and marketing fees	53,450	115,335	-
Custodian fees and expenses	10,620	75,041	-
Business permits and licenses fees	8,560	10,384	-
General and administrative expenses	14,760	24,042	-
Brokerage commissions	1,504	2,500	148
Other expenses	4,830	6,981	-
Total expenses	116,735	330,223	148

Net income (loss)	$199,725	$368,357	$(308,742)

Net income (loss) per share	$2.18	$4.72	$(3.09)
Net income (loss) per weighted average share	$0.51	$1.59	$(3.09)
Weighted average shares outstanding	389,950	232,303	100,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

		From commencement of
	Nine months ended	operations (September 19, 2011)
	September 30, 2012	through September 30, 2011
Operations
Net income (loss)	$368,357	$(308,742)
Capital transactions
Issuance of Shares	16,116,224	2,500,000
Redemption of Shares	(8,037,728)	-
Total capital transactions	8,078,496	2,500,000
Net change in net assets	8,446,853	2,191,258

Net assets, beginning of period	2,186,430	100

Net assets, end of period	$10,633,283	$2,191,358

Net asset value per share at beginning of period	$21.86	$25.00

At end of period	$26.58	$21.91

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

		From commencement of
	Nine months ended	operations (September 19, 2011)
	September 30, 2012	through September 30, 2011
Cash flows from operating activities:
Net income (loss)	$368,357	$(308,742)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	102,331	308,748
Changes in operating assets and liabilities:
Collateral, due from broker	(908,906)	(342,410)
Interest receivable	(681)	(7)
Other assets	(55,487)	-
Management fee payable to Sponsor	8,560	-
Other liabilities	13,493	-
Net cash used in operating activities	(472,333)	(342,411)

Cash flows from financing activities:
Proceeds from sale of Shares	16,116,224	2,500,000
Redemption of Shares, net of change in payable for shares redeemed	(7,386,510)	-
Net cash provided by financing activities	8,729,714	2,500,000

Net change in cash and cash equivalents	8,257,381	2,157,589
Cash and cash equivalents, beginning of period	2,055,369	100
Cash and cash equivalents, end of period	$10,312,750	$2,157,689

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated July 6, 2012, as applicable. The operating results from January 1, 2012 through September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Income Taxes

For tax purposes, the Fund will be treated as a partnership.  The Fund does not record a provision for income taxes because the partners report their share of the Fund’s income or loss on their income tax returns.  The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes. In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2012 and December 31, 2011.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $9,657,618 and $2,055,369 in money market funds at September 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period July 1, 2012 to September 30, 2012, the Fund recorded $26,362 in management fees to the Sponsor. For the period from January 1, 2012 through September 30, 2012, the Fund recorded $44,140 in management fees to the Sponsor. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period July 1, 2012 to September 30, 2012, this resulted in a reduction of fees to the Fund of approximately $7,500. For the period January 1, 2012 to September 30, 2012, this resulted in a reduction of fees to the Fund of approximately $11,700. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets.

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

On September 30, 2012 and December 31, 2011, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011:

September 30, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2012
Cash equivalents	$9,657,618	$-	$-	$9,657,618
Commodity futures contracts	98,350	-	-	98,350
Total	$9,755,968	$-	$-	$9,755,968

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2012
Commodity futures contracts	$355,350	$-	$-	$355,350

December 31, 2011
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2011
Cash equivalents	$2,055,369	$-	$-	$2,055,369
Commodity futures contracts	9,994	-	-	9,994
Total	$2,065,363	$-	$-	$2,065,363

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2011
Commodity futures contracts	$164,663	$-	$-	$164,663

During the period ended September 30, 2012 the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period ended September 30 2012, the Fund had invested only in soybean commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the nine months ended September 30, 2012, for the three months ended September 30, 2012, and for the period from commencement of operations (September 19, 2011) through September 30, 2011.

At September 30, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$98,350	$(355,350)	$(257,000)

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$9,994	$(164,663)	$(154,669)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period from July 1, 2012 to September 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$719,250	$(405,038)

For the period from January 1, 2012 to September 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$797,231	$(102,331)

For the commencement of operations (September 19, 2011) through September 30, 2011

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$148	$(308,748)

Volume of Derivative Activities

At September 30, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$10,640,138	143

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$2,177,038	36

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period January 1, 2012 through September 30, 2012 and for the period from commencement of operations (September 19, 2011) through September 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for January 1, 2012 through September 30, 2012
Net asset value at beginning of period	$21.86
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	6.13
Total expenses	(1.42)
Net increase in net asset value	4.72
Net asset value at end of period	$26.58
Total Return	21.59%
Ratios to Average Net Assets (Annualized)
Total expense	7.47%
Net investment loss	(7.38)%

Per Share Operation Performance for commencement of operations (September 19, 2011) through September 30, 2011
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(3.09)
Total expenses	-
Net decrease in net asset value	(3.09)
Net asset value at end of period	$21.91
Total Return	(12.36)%
Ratios to Average Net Assets (Annualized)
Total expense	0.16%
Net investment loss	(0.15)%

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

For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period January 1, 2012 to September 30, 2012, this resulted in a reduction of fees to the Fund of approximately $11,700.

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

For the period October 1, 2012 through November 9, 2012 there was nothing to report.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$1,694,285	$2,051,003
Commodity futures contracts	538	-
Collateral, due from broker	187,245	398,593
Interest receivable	105	86
Other assets	35,957	-
Total assets	1,918,130	2,449,682

Liabilities

Commodity futures contracts	60,861	138,198
Management fee payable to Sponsor	-	1,973
Other liabilities	1,106	3,262
Total liabilities	61,967	143,433

Net assets	$1,856,163	$2,306,249

Shares outstanding	100,004	100,004

Net asset value per share	$18.56	$23.06

Market value per share	$18.41	$22.93

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

September 30, 2012

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$1,694,285	91.28%

Commodity futures contracts			Notional Amount
United States sugar futures contracts
ICE sugar futures (24 contracts, settlement date June 28, 2013)	$538	0.03%	$550,771

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount

Commodity futures contracts
United States soybean futures contracts
ICE sugar futures (29 contracts, settlement date April 30, 2013)	$33,029	1.78%	$664,541
ICE sugar futures (27 contracts, settlement date February 28, 2014)	27,832	1.50	642,298
Total sugar futures contracts	$60,861	3.28%	$1,306,839

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,051,003	88.93%

		Percentage of	Notional
Description: Liabilities	Fair Value	Net Assets	Amount

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures (32 contracts, settlement date April 30, 2012)	$82,593	3.58%	$822,528
ICE sugar futures (27 contracts, settlement date June 29, 2012)	37,908	1.64	682,215
ICE sugar futures (31 contracts, settlement date February 28, 2013)	17,697	0.77	811,059
	$138,198	5.99%	$2,315,802

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2012	Nine months ended September 30, 2012	From commencement of operations (September 19, 2011) through September 30, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(80,068)	$(676,378)	$(35,682)
Net change in unrealized appreciation or depreciation on commodity futures contracts	661	77,875	(46,750)
Interest income	392	1,541	6
Total loss	(79,015)	(596,962)	(82,426)

Expenses
Management fees	-	14,055	-
Professional fees	(7,864)	47,286	-
Business permits and licenses fees	3,369	5,193	-
Distribution and marketing fees	12,135	74,019	-
Custodian fees and expenses	(4,000)	60,421	-
General and administrative expenses	5,107	14,389	-
Brokerage commissions	1,053	3,072	608
Other expenses	1,455	3,605	-
Total expenses	11,255	222,040	608

Net loss	$(90,270)	$(819,002)	$(83,034)

Net loss per share	$(0.74)	$(4.50)	$(0.83)
Net loss per weighted average share	$(1.12)	$(7.37)	$(0.83)
Weighted average shares outstanding	80,711	111,135	100,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

		From commencement of
	Nine months ended	operations (September 19, 2011)
	September 30, 2012	through September 30, 2011
Operations
Net loss	$(819,002)	$(83,034)
Capital transactions
Issuance of Shares	4,438,390	2,500,000
Redemption of Shares	(4,069,474)	-
Total capital transactions	368,916	2,500,000
Net change in net assets	(450,086)	2,416,966

Net assets, beginning of period	2,306,249	100

Net assets, end of period	$1,856,163	$2,417,066

Net asset value per share at beginning of period	$23.06	$25.00

At end of period	$18.56	$24.17

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

		From commencement of
	Nine months ended	operations (September 19, 2011)
	September 30, 2012	through September 30, 2011
Cash flows from operating activities:
Net loss	$(819,002)	$(83,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(77,875)	46,750
Changes in operating assets and liabilities:
Collateral, due from broker	211,348	(260,664)
Interest receivable	(19)	(6)
Other assets	(35,957)	-
Management fee payable to Sponsor	(1,973)	-
Other liabilities	(2,156)	-
Net cash used in operating activities	(725,634)	(296,954)

Cash flows from financing activities:
Proceeds from sale of Shares	4,438,390	2,500,000
Redemption of Shares	(4,069,474)	-
Net cash provided by financing activities	368,916	2,500,000

Net change in cash and cash equivalents	(356,718)	2,203,046
Cash and cash equivalents, beginning of period	2,051,003	100
Cash and cash equivalents, end of period	$1,694,285	$2,203,146

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated July 6, 2012, as applicable. The operating results from January 1, 2012 through September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2012 and December 31, 2011.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $1,694,285 and $2,051,003 in money market funds at September 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period July 1, 2012 through September 30, 2012 the Fund recorded no management fees to the Sponsor; this resulted in an approximate $4,000 reduction in fees for the Fund. For the period from January 1, 2012 through September 30, 2012, the Fund recorded $14,055 in management fees to the Sponsor. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For an initial period, the Sponsor has elected to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the period July 1, 2012 to September 30, 2012, this resulted in a reduction of fees to the fund of approximately $17,600. For the period January 1, 2012 to September 30, 2012, this resulted in a reduction of fees to the fund of approximately $33,300. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets.

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

On September 30, 2012 and December 31, 2011, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011:

September 30, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2012
Cash equivalents	$1,694,285	$-	$-	$1,694,285
Commodity futures contracts	538	-	-	538
Total	$1,694,823	$-	$-	$1,694,823

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2012
Commodity futures contracts	$60,861	$-	$-	$60,861

December 31, 2011
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2011
Cash equivalents	$2,051,003	$-	$-	$2,051,003

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2011
Commodity futures contracts	$138,198	$-	$-	$138,198

During the period ended September 30, 2012 the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the nine months ended September 30, 2012, the Fund had invested only in sugar commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the nine months ended September 30, 2012, for the three months ended September 30, 2012, and for the period from commencement of operations (September 19, 2011) through September 30, 2011.

At September 30, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$538	$(60,861)	$(60,323)

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$-	$(138,198)	$(138,198)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period from July 1 2012, to September 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(80,068)	$661

For the period from January 1, 2012 to September 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(676,378)	$77,875

For the period from the commencement of operations (September 19, 2011) through September 30, 2011

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(35,682)	$(46,750)

Volume of Derivative Activities

At September 30, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$1,857,610	80

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$2,315,802	90

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period January 1, 2012 through September 30, 2012 and for the period from the commencement of operations (September 19, 2011) through September 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for January 1, 2012 through September 30, 2012
Net asset value at beginning of period	$23.06
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.51)
Total expenses	(2.00)
Net decrease in net asset value	(4.50)
Net asset value at end of period	$18.56
Total Return	(19.51)%
Ratios to Average Net Assets (Annualized)
Total expense	12.46%
Net investment loss	(12.37)%

Per Share Operation Performance for commencement of operations (September 19, 2011) through September 30, 2011
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(0.82)
Total expenses	(0.01)
Net decrease in net asset value	(0.83)
Net asset value at end of period	$24.17
Total Return	(3.32)%
Ratios to Average Net Assets (Annualized)
Total expense	0.66%
Net investment loss	(0.65)%

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

For an initial period, the Sponsor has elected to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the period July 1, 2012 to September 30, 2012, this resulted in a reduction of fees to the fund of approximately $17,600. For the period January 1, 2012 to September 30, 2012, this resulted in a reduction of fees to the fund of approximately $33,300. For the period July 1, 2012 through September 30, 2012 the Fund recorded no management fees to the Sponsor; this resulted in an approximate $4,000 reduction in fees for the Fund

Note 6 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period October 1, 2012 through November 9, 2012 there was nothing to report.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,665,353	$2,022,024
Commodity futures contracts	129,701	71,170
Collateral, due from broker	276,025	289,136
Interest receivable	180	81
Other assets	37,463	-
Total assets	3,108,722	2,382,411

Liabilities

Commodity futures contracts	25,763	141,468
Management fee payable to Sponsor	2,498	1,793
Other liabilities	11,354	3,262
Total liabilities	39,615	146,523

Net assets	$3,069,107	$2,235,888

Shares outstanding	125,004	100,004

Net asset value per share	$24.55	$22.36

Market value per share	$24.48	$22.40

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

September 30, 2012

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,665,353	86.84%

			Notional Amount
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures (24 contracts, settlement date March 14, 2013)	$15,113	0.49%	$1,094,700
CBOT wheat futures (25 contracts, settlement date December 13, 2013)	114,588	3.73	1,093,438
Total wheat futures contracts	$129,701	4.22%	$2,188,138

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount

Commodity futures contracts
United States soybean futures contracts
CBOT wheat futures (20 contracts, settlement date May 14, 2013)	$25,763	0.84%	$906,250

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,022,024	90.43%
			Notional Amount
Commodity futures contracts
United States wheat futures contracts
CBOT Wheat futures (20 contracts, settlement date July 13, 2012)	$71,170	3.18%	$686,250

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount

Commodity futures contracts
United States soybean futures contracts
CBOT wheat futures (23 contracts, settlement date May 14, 2012)	$66,580	2.98%	$771,938
CBOT wheat futures (22 contracts, settlement date December 14, 2012)	74,888	3.35	792,000
	$141,468	6.33%	$1,563,938

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

			From commencement of
	Three months ended	Nine months ended	operations (September 19, 2011)
	September 30, 2012	September 30, 2012	through September 30, 2011
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$585,687	$121,465	$344
Net change in unrealized appreciation or depreciation on commodity futures contracts	(214,112)	174,236	(255,239)
Interest income	792	2,083	7
Total income (loss)	372,367	297,784	(254,888)

Expenses
Management fees	8,102	25,004	-
Professional fees	(5,200)	49,951	-
Distribution and marketing fees	35,100	96,985	-
Custodian fees and expenses	5,310	69,731	-
General and administrative expenses	10,040	19,322	-
Business permits and licenses fees	4,340	6,164	-
Brokerage commissions	1,368	3,178	344
Other expenses	2,721	4,621	-
Total expenses	61,781	274,956	344

Net income (loss)	$310,586	$22,828	$(255,232)

Net income (loss) per share	$2.47	$2.19	$(2.55)
Net income (loss) per weighted average share	$2.34	$0.15	$(2.55)
Weighted average shares outstanding	132,884	154,384	100,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

		From commencement of
	Nine months ended	operations (September 19, 2011)
	September 30, 2012	through September 30, 2011
Operations
Net income (loss)	$22,828	$(255,232)
Capital transactions
Issuance of Shares	4,958,111	2,500,000
Redemption of Shares	(4,147,720)	-
Total capital transactions	810,391	2,500,000
Net change in net assets	833,219	2,244,768

Net assets, beginning of period	2,235,888	100

Net assets, end of period	$3,069,107	$2,244,868
Net asset value per share at beginning of period	$22.36	$25.00

At end of period	$24.55	$22.45

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

		From commencement of
	Nine months ended	operations (September 19, 2011)
	September 30, 2012	through September 30, 2011
Cash flows from operating activities:
Net income (loss)	$22,828	$(255,232)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(174,236)	255,239
Changes in operating assets and liabilities:
Collateral, due from broker	13,111	(349,064)
Interest receivable	(99)	(7)
Other assets	(37,463)	-
Management fee payable to Sponsor	705	-
Other liabilities	8,092	-
Net cash used in operating activities	(167,062)	(349,064)

Cash flows from financing activities:
Proceeds from sale of Shares	4,958,111	2,500,000
Redemption of Shares	(4,147,720)	-
Net cash provided by financing activities	810,391	2,500,000

Net change in cash and cash equivalents	643,329	2,150,936
Cash and cash equivalents, beginning of period	2,022,024	100
Cash and cash equivalents, end of period	$2,665,353	$2,151,036

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated July 6, 2012, as applicable. The operating results from January 1, 2012 through September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2012 and December 31, 2011.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $2,665,353 and $2,022,024 in money market funds at September 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the period July 1, 2012 to September 30, 2012 the Fund recorded $8,102 in management fees to the Sponsor. For the period from January 1, 2012 through September 30, 2012, the Fund recorded $25,004 in management fees to the Sponsor. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period July 1, 2012 to September 30, 2012, this resulted in a reduction of fees to the Fund of approximately $32,000. For the period January 1, 2012 to September 30, 2012, this resulted in a reduction of fees to the fund of approximately $36,500. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets.

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

On September 30, 2012 and December 31, 2011, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011:

September 30, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2012
Cash equivalents	$2,665,353	$-	$-	$2,665,353
Commodity futures contracts	129,701	-	-	129,701
Total	$2,795,054	$-	$-	$2,795,054

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2012
Commodity futures contracts	$25,763	$-	$-	$25,763

December 31, 2011
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2011
Cash equivalents	$2,022,024	$-	$-	$2,022,024
Commodity futures contracts	71,170	-	-	71,170
Total	$2,093,194	$-	$-	$2,093,194

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2011
Commodity futures contracts	$141,468	$-	$-	$141,468

During the period from January 1, 2012 through September 30, 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the period from January 1, 2012 through September 30, 2012, the Fund had invested only in wheat commodity futures contracts and Cleared Wheat Swaps. Cleared Wheat Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract.  Additionally, Other Wheat Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Wheat Interests, can generally be structured as the parties to the Wheat Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at September 30, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the nine months ended September 30, 2012, for the three months ended September 30, 2012, and for the period from commencement of operations (September 19, 2011) through September 30, 2011.

At September 30, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$129,701	$(25,763)	$103,938

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$71,170	$(141,468)	$(70,298)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the period from July 1, 2012 to September 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$585,687	$(214,112)

For the period from January 1, 2012 to September 30, 2012

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$121,465	$174,236

 For the period from commencement of operations (September 19, 2011) through September 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$344	$(255,239)

Volume of Derivative Activities

At September 30, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$3,094,388	69

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$2,250,188	65

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period January 1, 2012 through September 30, 2012 and from commencement of operations (September 19, 2011) through September 30, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for January 1, 2012 through September 30, 2012
Net asset value at beginning of period	$22.36
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	3.96
Total expenses	(1.78)
Net increase in net asset value	2.19
Net asset value at end of period	$24.55
Total Return	9.79%
Ratios to Average Net Assets (Annualized)
Total expense	11.04%
Net investment loss	(10.95)%

Per Share Operation Performance for commencement of operations (September 19, 2011) through September 30, 2011
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(2.55)
Total expenses	-
Net decrease in net asset value	(2.55)
Net asset value at end of period	$22.45
Total Return	(10.20)%
Ratios to Average Net Assets (Annualized)
Total expense	0.38%
Net investment loss	(0.37)%

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

For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period January 1, 2012 to September 30, 2012, this resulted in a reduction of fees to the Fund of approximately $36,500.

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

For the period October 1, 2012 through November 9, 2012 there was nothing to report.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Investments in securities, at fair value (cost $2,682,915)	$2,648,360	$-
Cash and cash equivalents	4,409	100
Receivable for investments sold	25,882	-
Other assets	7,376	-
Total assets	2,686,027	100

Liabilities

Payable for investments purchased	16,178	-
Other liabilities	38	-
Total liabilities	16,216	-

Net assets	$2,669,811	$100

Shares outstanding	50,002	2

Net asset value per share	$53.39	$50.00

Market value per share	$52.36	$-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

September 30, 2012

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$679,249	25.44%	14,033
Teucrium Soybean Fund	652,770	24.45	24,556
Teucrium Wheat Fund	666,268	24.96	27,137
Teucrium Sugar Fund	650,073	24.35	35,024
Total exchange-traded funds (cost $2,682,915)	$2,648,360	99.20%	100,750

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$4,409	0.17%

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

		From the commencement of
	Three months ended September 30, 2012	operations (March 28, 2012) through September 30, 2012
Income
Realized and unrealized gain (loss) on trading of securities:
Realized gain (loss) on securities	$354,075	$(615,762)
Net change in unrealized appreciation or depreciation on securities	(107,824)	(34,555)
Interest income	4	21
Total income (loss)	246,255	(650,296)

Expenses
Professional fees	1,199	938
Business permits and licenses fees	447	234
General and administrative expenses	475	2,179
Custodian fees and expenses	356	1,631
Distribution and marketing fees	1,116	12,915
Brokerage commissions	-	1,249
Other expenses	(32)	332

Total expenses	3,561	19,478

Net income (loss)	$242,694	$(669,774)

Net income per share	$3.80	$3.39
Net income (loss) per weighted average share	$4.56	$(5.14)
Weighted average shares outstanding	53,263	130,216

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

From the commencement of
operations (March 28, 2012)
through September 30, 2012
Operations
Net loss	$(669,774)

Capital transactions
Issuance of Shares	17,706,578
Redemption of Shares	(14,367,093)
Total capital transactions	3,339,485
Net change in net assets	2,669,711

Net assets, beginning of period	100

Net assets, end of period	$2,669,811
Net asset value per share at beginning of period	$50.00

At end of period	$53.39

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENT OF CASH FLOWS

(Unaudited)

From the commencement
of operations (March 28, 2012)
through September 30, 2012
Cash flows from operating activities:
Net loss	$(669,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on securities	34,555
Changes in operating assets and liabilities:
Purchase of investments in securities, at fair value	(2,682,915)
Receivable for investments sold	(25,882)
Other assets	(7,376)
Payable for investments purchased	16,178
Other liabilities	38
Net cash used in operating activities	(3,335,176)

Cash flows from financing activities:
Proceeds from sale of Shares	17,706,578
Redemption of Shares	(14,367,093)
Net cash provided by financing activities	3,339,485

Net change in cash and cash equivalents	4,309
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$4,409

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K and Form 10-K/A, as well as the most recent amendment to Form S-1, dated March 26, 2012, as applicable. The operating results from January 1, 2012 through September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 740-10-25-6, “Accounting for Uncertainty in Income Taxes,” the Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended September 30, 2012.

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

Effective August 23, 2012, the number of shares in a “Basket” was reduced from 50,000 to 25,000.

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

As outlined in the most recent Supplement to the Form S-1 dated August 23, 2012, 25,000 represents one Redemption Basket for the Fund and two baskets, representing 50,000 shares, represent a minimum level of shares. As of August 2, 2012, the Fund had only 50,002 shares outstanding, and thus no further redeems can be accepted until there is a creation order.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $4,409 and $100 in money market funds at September 30, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Due from/to Broker for Securities Transactions

Due from/to broker for investments in securities are securities transactions pending settlement. For the period from the commencement of operations (March 28, 2012) through September 30, 2012, all of the Fund’s securities transactions for the shares of the Underlying Funds, money balances were transacted with the Bank of New York Mellon and security transactions for the sale and purchase of shares of the Underlying Funds were principally transacted with the Bank of New York Mellon Capital Markets. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

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

Sponsor Fee and Allocation of Expenses

The Fund pays no direct management fees to the Sponsor. The Underlying Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum; these fees are recognized in the statements contained in this Form on 10-Q for each of the Underlying Funds. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. For the periods from the commencement of operations (March 28, 2012) to September 30, 2012 and July 1, 2012 to September 30, 2012, this resulted in an approximate $14,500 reduction of fees paid by the Fund. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The implementation of ASU No. 2011-11 will not be adopted prior to January 1, 2013, and we are evaluating the impact on the financial statement disclosures for the Fund.

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

On September 30, 2012, in the opinion of the Trust and the Fund, the reported value of the Commodity Futures Contracts traded on the CBOT and on ICE fairly reflected the value of the Commodity Futures Contracts held by the Underlying Funds, and no adjustments were necessary.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2012:

September 30, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2012
Exchange-traded funds	$2,648,360	$-	$-	$2,648,360
Cash equivalents	4,409	-	-	4,409
Total	$2,652,769	$-	$-	$2,652,769

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from commencement of operations (March 28, 2012) through September 30, 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$50.00
Income from investment operations:
Investment income	-
Net realized and unrealized gain on investment transactions	3.54
Total expenses	(0.15)
Net increase in net asset value	3.39
Net asset value at end of period	$53.39
Total Return	6.78%
Ratios to Average Net Assets (Annualized)
Total expense	0.60%
Net investment loss	(0.60)%

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

The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. For the periods from the commencement of operations (March 28, 2012) to September 30, 2012 and July 1, 2012 to September 30, 2012, this resulted in an approximate $14,500 reduction of fees paid by the Fund.

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

On October 31, 2012 the SEC declared effective Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 for the Fund.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2012, Benchmark Component Futures Contracts weights for each of the Funds:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (540 contracts, settlement date March 14, 2013)	$20,506,500	35
CBOT Corn Futures (465 contracts, settlement date May 14, 2013)	17,588,625	30
CBOT Corn Futures (635 contracts, settlement date December 13, 2013)	20,018,375	35

Total at September 30, 2012	$58,113,500	100%

NAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX Natural Gas Futures (25 contracts, settlement date February 26, 2013)	$938,000	25
NYMEX Natural Gas Futures (26 contracts, settlement date March 26, 2013)	969,800	26
NYMEX Natural Gas Futures (24 contracts, settlement date September 26, 2013)	931,200	25
NYMEX Natural Gas Futures (23 contracts, settlement date October 29, 2013)	915,170	24

Total at September 30, 2012	$3,754,170	100%

CRUD Benchmark Component Futures Contracts	Notional Value	Weight (%)
WTI Crude Oil Futures (8 contracts, settlement date November 16, 2012)	$740,480	36
WTI Crude Oil Futures (6 contracts, settlement date May 21, 2013)	564,720	28
WTI Crude Oil Futures (8 contracts, settlement date November 20, 2013)	746,800	36

Total at September 30, 2012	$2,052,000	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (46 contracts, settlement date January 14, 2013)	$3,686,325	35
CBOT Soybean Futures (41 contracts, settlement date March 14, 2013)	3,206,713	30
CBOT Soybean Futures (56 contracts, settlement date November 14, 2013)	3,747,100	35

Total at September 30, 2012	$10,640,138	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (29 contracts, settlement date April 30, 2013)	$664,541	36
ICE Sugar Futures (24 contracts, settlement date June 28, 2013)	550,771	30
ICE Sugar Futures (27 contracts, settlement date February 28, 2014)	642,298	34

Total at September 30, 2012	$1,857,610	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (24 contracts, settlement date March 14, 2013)	$1,094,700	35
CBOT Wheat Futures (20 contracts, settlement date May 14, 2013)	906,250	30
CBOT Wheat Futures (25 contracts, settlement date December 13, 2013)	1,093,438	35

Total at September 30, 2012	$3,094,388	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund	$679,249	25
Shares of Teucrium Soybean Fund	652,770	25
Shares of Teucrium Wheat Fund	666,268	25
Shares of Teucrium Sugar Fund	650,073	25

Total at September 30, 2012	$2,648,360	100%

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

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause the Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts, Cleared Swaps and/or Other Interests.  For example, certain Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-

counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire.  Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.  Each Fund might also enter into or hold Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy.  In addition, each Fund might enter into or hold Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons.  By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of the Fund.

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

Performance Summary

This report covers the period from January 1, 2012 or the commencement of operation, whichever is applicable, to September 30, 2012, for each Fund. TAGS commenced operations on March 28, 2012.

The performance of each Fund for the period January 1, 2012 to September 30, 2012 and the exchange-traded Shares are detailed below in “Results of Operations.”  Past performance of a Fund is not necessarily indicative of future performance.

CORN Per Share Operation Performance
Net asset value at beginning of period	$41.92
Income (loss) from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	8.05
Total expenses	(1.59)
Net increase in net asset value	6.48
Net asset value end of period	$48.40
Total Return	15.46%
Ratios to Average Net Assets (Annualized)
Total expense	4.95%
Net investment loss	(4.87)%

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

NAGS Per Share Operation Performance

Net asset value at beginning of period

$13.81
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(1.10)
Total expenses	(0.13)
Net decrease in net asset value	(1.22)
Net asset value at end of period	$12.59
Total Return	(8.83)%
Ratios to Average Net Assets (Annualized)
Total expense	1.50%
Net investment loss	(1.41)%

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action by the Sponsor resulted in an approximate $9,800 reduction in expenses to the Fund for the period January 1, 2012 through September 30, 2012. The Sponsor has waived, for a period to be instituted again at the Sponsor’s discretion, the management fee for this Fund. The Fund did record management fees in the quarter ending September 30, 2012. This waiving of the management fee resulted in an approximate $12,800 reduction in expenses for the Fund for the nine month period ending September 30, 2012. Additional expenses of the Fund may be paid by the Sponsor in future periods. Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund. The financial highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period under report. The asset-based per share data in the financial highlights are calculated using the prior day’s net assets consistent with the methodology used to calculate asset-based fees and expenses.

CRUD Per Share Operation Performance
Net asset value at beginning of period	$44.45
Income (loss) from investment operations:
Investment income	0.03
Net realized and unrealized loss on commodity futures contracts	(1.77)
Total expenses	(2.38)
Net decrease in net asset value	(4.12)
Net asset value at end of period	$40.33
Total Return	(9.27)%
Ratios to Average Net Assets (Annualized)
Total expense	7.26%
Net investment loss	(7.17)%

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

The Sponsor may, at its discretion, pay certain expenses on behalf of the Fund. For the period January 1, 2012 to September 30, 2012, the expenses paid by Fund were reduced by approximately $28,000.

SOYB Per Share Operation Performance
Net asset value at beginning of period	$21.86
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	6.13
Total expenses	(1.42)
Net increase in net asset value	4.72
Net asset value at end of period	$26.58
Total Return	21.59%
Ratios to Average Net Assets (Annualized)
Total expense	7.47%
Net investment loss	(7.38)%

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

For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period January 1, 2012 to September 30, 2012, this resulted in a reduction of fees to the Fund of approximately $11,700.

CANE Per Share Operation Performance
Net asset value at beginning of period	$23.06
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.51)
Total expenses	(2.00)
Net decrease in net asset value	(4.50)
Net asset value at end of period	$18.56
Total Return	(19.51)%
Ratios to Average Net Assets (Annualized)
Total expense	12.46%
Net investment loss	(12.37)%

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

For an initial period, the Sponsor has elected to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the period July 1, 2012 to September 30, 2012, this resulted in a reduction of fees to the fund of approximately $17,600. For the period January 1, 2012 to September 30, 2012, this resulted in a reduction of fees to the fund of approximately $33,300.

WEAT Per Share Operation Performance
Net asset value at beginning of period	$22.36
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	3.96
Total expenses	(1.78)
Net increase in net asset value	2.19
Net asset value at end of period	$24.55
Total Return	9.79%
Ratios to Average Net Assets (Annualized)
Total expense	11.04%
Net investment loss	(10.95)%
143

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

For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the period January 1, 2012 to September 30, 2012, this resulted in a reduction of fees to the Fund of approximately $36,500.

TAGS Per Share Operation Performance
Net asset value at beginning of period	$50.00
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized loss on investment transactions	3.54
Total expenses	(0.15)
Net increase in net asset value	3.39
Net asset value at end of period	$53.39
Total Return	6.78%
Ratios to Average Net Assets (Annualized)
Total expense	0.60%
Net investment loss	(0.60)%

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

The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. For the periods from the commencement of operations (March 28, 2012) to September 30, 2012 and July 1, 2012 to September 30, 2012, this resulted in an approximate $14,600 reduction of fees paid by the Fund.

Results of Operations

The discussion below addresses the material changes in the results of operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. CORN, which commenced operations in 2010, operated for both the three and nine month periods. For NAGS and CRUD, the discussion is limited to a comparison of the periods July 1 to September 30, 2012 and July 1 to September 30, 2011. NAGS, which commenced operations on February 1, 2011, operated fully for the period July 1 to September 30, 2011, but operated for only eight of nine months in the 2011 period. CRUD, which commenced operations on February 23, 2011 operated fully for the period July 1 to September 30, 2011, but operated for less than eight of nine months in the 2011 period. SOYB, CANE and WEAT did not commence operations until September 19, 2011 and thus operated for only a few days in the quarter ended September 30, 2011. TAGS did not commence operations until March 28, 2012.

The Teucrium Corn Fund

For the quarter ended September 30, 2012, CORN had a total income of $12,069,080 compared to a total income of $1,176,782 for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, CORN had a total income of $10,706,608 compared to a total loss of $(4,347,869) for the nine months ended September 30, 2011. The change in total income was driven by a change in the value of the underlying commodity contracts. The NAV of the Fund has increased from $41.92 on December 31, 2011 and $42.02 on September 30, 2012 to $48.40 on September 30, 2012. This increase in the NAV has been driven principally by the increase in corn futures prices due to the drought conditions in the Midwest and the reduced yield per acre. A summary of the USDA’s most recent monthly report, which was released on October 11, 2012, is presented below under Market Outlook.

For the quarter ended September 30, 2012, CORN had total expenses of $929,296 compared to $644,968 for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, CORN had a total expenses of $2,641,115 compared to $1,621,719 for the nine months ended September 30, 2011. This increase of $284,328 for the quarter and $1,019,396 for the nine month period was driven primarily by increases in accruals for marketing and distribution expenses related to the ongoing operations of the Fund, including expenses for regulatory compliance, marketing efforts including conferences and media, and trading operations. The increase in General and Administrative Expenses resulted principally from an increase in accruals for insurance and financial printing and filing costs. The decrease in the management fee was a result of lower average assets under management in 2012 periods than in 2011. The total expense ratio for the nine-month period ended September 30, 2011 was 2.15% while it was 4.95% for the period ended September 30, 2012. This higher expense ratio was driven by the increase in expense accruals discussed above and a reduction in average net assets.

Shares outstanding decreased by approximately 54% period over period from 2,600,004 on September 30, 2011 to 1,200,004 on September 30, 2012. This reduction was due primarily to macro market trends which saw a shift, in general, from commodities to other investment classes, and a concern about the possibility of continued global economic growth, particularly in developing nations, which could sustain demand for agricultural commodities at current prices. In addition, the size of a basket for creates and redeems was reduced over this timeframe from 100,000 shares per basket on September 30, 2011 to 25,000 shares per basket effective March 5, 2012.

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

The Teucrium Natural Gas Fund

For the quarter ended September 30, 2012, NAGS had a total income of $266,808 compared to a total loss of $(368,134) for the quarter ended September 30, 2011. The change in total income was driven by a change in the value of the underlying commodity contracts. In general, the price of Natural Gas Futures has been generally falling since early 2011, reaching a multi-year low over the last twelve months. In the quarter ended June 30, 2012, this pattern was mitigated to some extent as prices stabilized and there has been, generally an increase in the price of the underlying commodity in the most recent quarter. This stabilization resulted in an unrealized gain in natural gas futures held by the Fund of $502,151 in the quarter ended September 30, 2012, as compared to an unrealized loss of $(112,162) for the same period in 2011. Although the NAV of the Fund was $12.59 on September 30, 2012, which is an increase of 6.4% over the $11.83 on June 30, 2012, it is still down from the $18.21 on September 30, 2011.

For the quarter ended September 30, 2012, NAGS had total expenses of $13,085 compared to $42,960 for the quarter ended September 30, 2011. This decrease of $(29,875) for the quarter resulted from the 1.5% voluntary cap on expenses that was instituted by the Sponsor effective August 1, 2011 and is still in effect. For the quarter, this resulted in approximately a $1,800 reduction in expenses for the Fund. In addition, the Sponsor waived approximately $3,000 in management fees in the quarter. For the nine-months of 2012, the Sponsor has waived approximately $9,800 in expenses and $12,800 in management fees that would have been paid by the Fund. The total expense ratio for the nine-month period ended September 30, 2011 was 14.14% while it was 1.50% for the period ended September 30, 2012.

Shares outstanding were increased from 100,004 at September 30, 2011 to 300,004 on September 30, 2012.

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

The Teucrium WTI Crude Oil Fund

For the quarter ended September 30, 2012, CRUD had a total income of 119,754 compared to a total loss of $(1,000,043) for the quarter ended September 30, 2011. The change in total income was driven by change in the unrealized gain on commodity futures contracts period over period which was a gain of $119,260 in the third quarter of 2012 and a loss of ($954,906) in the third quarter of 2011. In general, the price of Crude Oil Futures fluctuated widely over the twelve-month period, but was generally higher on September 30, 2012 than on September 30, 2011 as reflected in the NAV of the Fund which was $40.33 and $38.37 respectively.

For the quarter ended September 30, 2012, CRUD had total expenses of $31,572 compared to $125,527 for the quarter ended September 30, 2011. This decrease of $(93,955) for the quarter resulted from a lower average assets under management, and thus a smaller relative allocation of expenses from the Sponsor, and the payment of approximately $13,400 in fees by the Sponsor that would generally have been paid by the Fund for the quarter ended September 30, 2012. For the nine-months of 2012, the Sponsor has waived approximately $28,000 in expenses that would have been paid by the Fund. The total expense ratio for the nine-month period ended September 30, 2011 was 9.84% while it was 7.26% for the period ended September 30, 2012. This year-over-year reduction in the expense ratio was driven by the decrease in expense accruals discussed above partially offset by a reduction in average net assets.

Shares outstanding decreased from 125,002 to 50,002 period over period.

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

The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On October 11, 2012, the USDA released its monthly World Agricultural and Supply and Demand Estimates for the upcoming Crop Year 2012-13. The USDA estimated that the yield per acre for U.S. production would be 122 bushels per acre with 96.9 million acres planted and 87.7 million acres harvested.  The yield per acre in the October 11 report was significantly reduced from the 166 bushels per acre estimated on June 12, 2012; the reduction was due to the deterioration of the weather situation in the principal corn growing areas of the US. The total domestic supply of corn is estimated to be 11,769 million bushels with total usage, including exports, forecast at 11,150 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 619 million bushels, down significantly from the 1,128 million bushels for the 2010-11 Crop Year and from the 988 million bushels estimated for the 2011-2012 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 30.5 days for 2012-13, up from the 28.8 days estimated for 2011-2012, but down significantly from the 49.8 days for the USDA’s June 12, 2012 estimate for 2012-2013.

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

The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov , at no charge.  On October 11, 2012, the USDA released its monthly World Agricultural and Supply and Demand Estimates for the upcoming Crop Year 2012-13. The USDA estimated that the yield per acre for U.S. production would be 37.8 bushels per acre with 77.2 million acres planted and 75.7 million acres harvested.  The yield per acre in the October 11 report was reduced from the 43.9 bushels per acre estimated on June 12, 2012; the reduction was due to the deterioration of the weather situation in the principal soybean growing areas of the US. The total domestic supply of soybeans is estimated to be 3,050 million bushels with total usage, including exports, forecast at 2,920 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 130 million bushels, down significantly from the 215 million bushels for the 2010-11 Crop Year, and from the 169 million bushels estimated for the 2011-2012 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 16.3 days for 2012-13, down from the 19.6 days estimated for 2011-2012, but up slightly from the 15.7 days for the USDA’s June 12, 2012 estimate for 2012-2013.

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

 The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov , at no charge.  On October 11, 2012, the USDA released its monthly World Agricultural and Supply and Demand Estimates for the upcoming Crop Year 2012-13. The USDA estimated that the yield per acre for U.S. production would be 46.3 bushels per acre with 55.7 million acres planted and 49.0 million acres harvested.  The total domestic supply of wheat is estimated to be 3,142 million bushels with total usage, including exports, forecast at 2,488 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 654 million bushels, down significantly from the 862 million bushels for the 2010-11 Crop Year, and from the 743 million bushels estimated for the 2011-2012 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 95.9 days for 2012-13, down from the 121.6 days in 2011-2012, and from the 108.3 days for the USDA’s June 12, 2012 estimate for 2012-2013.

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

Regulatory Environment

The regulation of futures markets, futures contracts and futures exchanges has historically been comprehensive.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.

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

The Dodd-Frank Act which was enacted in response to the economic crisis of 2008 and 2009, significantly alters the regulatory regime to which the securities and commodities markets are subject. In particular, the Dodd-Frank Act alters the regulation of commodity interests. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including energy-based, metal and agricultural commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. In late 2011, the CFTC adopted rules that impose new position limits on Reference Contracts involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28th decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. It is unclear as to whether the CFTC will appeal the court’s decision or propose revised Position Limits Rules, as instructed by the court. At this time, it is not possible to predict how any revised Position Limit Rules would affect the Funds, but it may be substantial and adverse. Furthermore, until such time as revisions are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Funds may be limited with respect to the size of their investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Reference Contracts held by a single entity and its affiliates, regardless of whether such positions existed on U. S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect the Funds, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any revised Position Limit Rules may negatively impact the ability of the Funds to meet their investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Funds.

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

The effect of future regulatory change on the Funds, and the exact timing of such changes, is impossible to predict but it may be substantial and adverse. Specifically, the new law, the rules that have been promulgated thereunder, and the rules that are expected to be promulgated may negatively impact the ability of the Funds to meet their investment objectives, either through position limits or requirements imposed on them and/or on their counterparties. In particular, new position limits imposed on the Funds or any counterparties may impact the ability of the Funds to invest in a manner that most efficiently meets its investment objective. New requirements, including capital imposed on the counterparties of the Funds and the mandatory clearing and margining of swaps, may increase the cost of the Fund’s investments and doing business.

In addition, considerable regulatory attention has recently been focused on non-traditional publicly distributed investment pools such as the Funds. Furthermore, various national governments have expressed concern regarding the disruptive effects of speculative trading in certain commodity markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict, but could be substantial and adverse.

Off Balance Sheet Financing

As of September 30, 2012, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2012 through September 30, 2012 and for the period April 1, 2012 to September 30, 2012 for TAGS (which commenced operations on March 28, 2012) the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of September 30, 2012. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	September 30, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of
Holdings as of	Contracts	Closing	Notional	Notional	Notional	Notional	Notional	Notional	Notional
September 30, 2012	Held	Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
CBOT Mar13 Corn Futures	540	$7.5950	$20,506,500	$18,455,850	$17,430,525	$16,405,200	$22,557,150	$23,582,475	$24,607,800
CBOTMay13 Corn Futures	465	$7.5650	$17,588,625	$15,829,763	$14,950,331	$14,070,900	$19,347,488	$20,226,919	$21,106,350
CBOT Dec13 Corn Futures	635	$6.3050	$20,018,375	$18,016,538	$17,015,619	$16,014,700	$22,020,213	$23,021,131	$24,022,050
Total CBOT Corn Futures			$ 58,113,500	$52,302,150	$49,396,475	$46,490,800	$63,924,850	$66,830,525	$69,736,200

Shares outstanding			1,200,004	1,200,004	1,200,004	1,200,004	1,200,004	1,200,004	1,200,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$48.43	$43.58	$41.16	$38.74	$53.27	$55.69	$58.11
Total Net Asset Value per Share as reported			$48.40
Change in the Net Asset Value per Share				$(4.84)	$(7.26)	$(9.69)	$4.84	$7.26	$9.69

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

NAGS:

	September 30, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
September 30, 2012	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Henry Hub NYMEX Natural Gas Futures Mar13	25	$3.7520	$938,000	$844,200	$797,300	$750,400	$1,031,800	$1,078,700	$1,125,600
Henry Hub NYMEX Natural Gas Futures Apr13	26	$3.7300	$969,800	$872,820	$824,330	$775,840	$1,066,780	$1,115,270	$1,163,760
Henry Hub NYMEX Natural Gas Futures Oct13	24	$3.8800	$931,200	$838,080	$791,520	$744,960	$1,024,320	$1,070,880	$1,117,440
Henry Hub NYMEX Natural Gas Futures Nov13	23	$3.9790	$915,170	$823,653	$777,895	$732,136	$1,006,687	$1,052,446	$1,098,204
Total Henry Hub NYMEX Natural Gas Futures			$3,754,170	$3,378,753	$3,191,045	$3,003,336	$4,129,587	$4,317,296	$4,505,004

Shares outstanding			300,004	300,004	300,004	300,004	300,004	300,004	300,004

Net Asset Value per Share attributable directly to NYMEX Natural Gas Futures			$12.51	$11.26	$10.64	$10.01	$13.77	$14.39	$15.02
Total Net Asset Value per Share as reported			$12.59
Change in the Net Asset Value per Share				$(1.25)	$(1.88)	$(2.50)	$1.25	$1.88	$2.50

Percent Change in the Net Asset Value per Share				-9.94%	-14.91%	-19.88%	9.94%	14.91%	19.88%

CRUD:

	September 30, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
September 30, 2012	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
NYMEX WTI Crude Oil Futures Dec12	8	$92.5600	$740,480	$666,432	$629,408	$592,384	$814,528	$851,552	$888,576
NYMEX WTI Crude Oil Futures Jun13	6	$94.1200	$564,720	$508,248	$480,012	$451,776	$621,192	$649,428	$677,664
NYMEX WTI Crude Oil Futures Dec13	8	$93.3500	$746,800	$672,120	$634,780	$597,440	$821,480	$858,820	$896,160
Total NYMEX WTI Crude Oil Futures			$2,052,000	$1,846,800	$1,744,200	$1,641,600	$2,257,200	$2,359,800	$2,462,400

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to NYMEX WTI Crude Oil Futures			$41.04	$36.93	$34.88	$32.83	$45.14	$47.19	$49.25
Total Net Asset Value per Share as reported			$40.33
Change in the Net Asset Value per Share				$(4.10)	$(6.16)	$(8.21)	$4.10	$6.16	$8.21

Percent Change in the Net Asset Value per Share				-10.18%	-15.26%	-20.35%	10.18%	15.26%	20.35%

SOYB:

	September 30, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of
Holdings as of September 30, 2012	Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Jan13 Soybean Futures	46	$16.0275	$3,686,325	$3,317,693	$3,133,376	$2,949,060	$4,054,958	$4,239,274	$,423,590
CBOT Mar13 Soybean Futures	41	$5.6425	$3,206,713	$,886,041	$2,725,706	$2,565,370	$3,527,384	$3,687,719	$,848,055
CBOT Nov13 Soybean Futures	56	$3.3825	$3,747,100	$,372,390	$3,185,035	$2,997,680	$4,121,810	$4,309,165	$,496,520
Total CBOT Soybean Futures			$ 10,640,138	$,576,124	$ 9,044,117	$ 8,512,110	$ 11,704,151	$ 12,236,158	$ 12,768,165

Shares outstanding			400,004	400,004	400,004	400,004	400,004	400,004	400,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$26.60	$23.94	$22.61	$21.28	$29.26	$30.59	$31.92
Total Net Asset Value per Share as reported			$26.58
Change in the Net Asset Value per Share				$(2.66)	$ (3.99)	$(5.32)	$2.66	$ 3.99	$5.32

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

CANE:

	September 30, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of
Holdings as of September 30, 2012	Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures May13	29	$0.2046	$664,541	$598,087	$564,860	$531,633	$730,995	$764,222	$797,449
ICE #11 Sugar Futures Jul13	24	$0.2049	$550,771	$495,694	$468,156	$440,617	$605,848	$633,387	$660,925
ICE #11 Sugar Futures Mar14	27	$0.2124	$642,298	$578,068	$545,953	$513,838	$706,527	$738,642	$770,757
Total ICE #11 Sugar Futures			$1,857,610	$1,671,849	$1,578,968	$1,486,088	$2,043,371	$2,136,251	$2,229,132

Shares outstanding			100,004	100,004	100,004	100,004	100,004	100,004	100,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$18.58	$16.72	$15.79	$14.86	$20.43	$21.36	$22.29
Total Net Asset Value per Share as reported			$18.56
Change in the Net Asset Value per Share				$(1.86)	$(2.79)	$(3.72)	$1.86	$2.79	$3.72

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

WEAT:

	September 30, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of
Holdings as of September 30, 2012	Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures Mar13	24	$9.1225	$1,094,700	$985,230	$930,495	$875,760	$1,204,170	$1,258,905	$1,313,640
CBOT Wheat Futures May13	20	$9.0625	$906,250	$815,625	$770,313	$725,000	$996,875	$1,042,188	$1,087,500
CBOT Wheat Futures Dec13	25	$8.7475	$1,093,438	$984,094	$929,422	$874,750	$1,202,781	$1,257,453	$1,312,125
Total CBOT Wheat Futures			$3,094,388	$2,784,949	$2,630,229	$2,475,510	$3,403,826	$3,558,546	$3,713,265

Shares outstanding			125,004	125,004	125,004	125,004	125,004	125,004	125,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$24.75	$22.28	$21.04	$19.80	$27.23	$28.47	$29.71
Total Net Asset Value per Share as reported			$24.55
Change in the Net Asset Value per Share				$(2.48)	$(3.71)	$(4.95)	$2.48	$3.71	$4.95

Percent Change in the Net Asset Value per Share				-10.08%	-15.12%	-20.17%	10.08%	15.12%	20.17%

 TAGS:

	September 30, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of	Number of	Closing	Fair	Fair	Fair	Fair	Fair	Fair	Fair
September 30, 2012	Shares Held	NAV	Value	Value	Value	Value	Value	Value	Value
Teucrium Wheat Fund	27,137	$ 24.5520	$666,268	$599,641	$566,327	$533,014	$732,894	$766,208	$799,521
Teucrium Corn Fund	14,033	$48.4037	$679,249	$611,324	$577,362	$543,399	$747,174	$781,136	$815,099
Teucrium Soybean Fund	24,556	$26.5829	$652,770	$587,493	$554,854	$522,216	$718,047	$750,685	$783,324
Teucrium Sugar Fund	35,024	$18.5608	$650,073	$585,066	$552,562	$520,059	$715,081	$747,584	$780,088
Total value of shares of the Underlying Funds			$2,648,360	$2,383,524	$2,251,106	$2,118,688	$2,913,196	$3,045,614	$3,178,032

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$52.97	$47.67	$45.02	$42.37	$58.26	$60.91	$63.56
Total Net Asset Value per Share as reported			$53.40
Change in the Net Asset Value per Share				$(5.30)	$(7.94)	$(10.59)	$5.30	7.94	$10.59

Percent Change in the Net Asset Value per Share				-9.92%	-14.88%	-19.84%	9.92%	14.88%	19.84%

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

During the three months ended September 30, 2012, neither the Sponsor nor the Trust employed any hedging methods such as those described above as all of its investments were made over an exchange. Therefore, during such period, the Funds were not exposed to counterparty risk.

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

Risks Applicable to all Funds

•	Unlike mutual funds, commodity pools and other investment pools that manage their investments so as to realize income and gains for distribution to their investors, a Fund generally does not distribute dividends to Shareholders. You should not invest in a Fund if you will need cash distributions from the Fund to pay taxes on your share of income and gains of the Fund, if any, or for other purposes.

•	The Sponsor intends to re-invest any income and realized gains of a Fund in additional Commodity Interests, or Shares of the Underlying Funds in the case of TAGS, rather than distributing cash to Shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, a Fund generally will not distribute cash to Shareholders. One should not invest in a Fund if you will need cash distributions from the Fund to pay taxes on your share of income and gains of the Fund, if any, or for any other reason. Although a Fund does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in commodity interests, corn for example, and where investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

•	A Fund must pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Each Fund, excluding TAGS, is also contractually obligated to pay a management fee to the Sponsor. Such fees may be waived by the Sponsor at its discretion. Accordingly, each Fund must realize interest income and/or gains on Commodity Interests sufficient to cover these fees and expenses before it can earn any profit.

•	To the extent that investors use a Fund as a means of investing indirectly in a specific commodity interest, there is the risk that the changes in the price of the Fund’s Shares on the NYSE Arca will not closely track the changes in spot price of that commodity interest. This could happen if the price of Shares traded on the NYSE Arca does not correlate closely with the Fund’s NAV, if the changes in the Fund’s NAV do not correlate closely with changes in the Benchmark, or if the changes in the Benchmark do not correlate closely with changes in the cash or spot price of the specific commodity interest. This is a risk because if these correlations are not sufficiently close, then investors may not be able to use the Fund as a cost-effective way to invest indirectly in the specific commodity interest, or the underlying specific commodity interest in the case of TAGS, or as a hedge against the risk of loss in commodity-related transactions.
170

•	The Sponsor has limited experience operating commodity pools. The Sponsor currently sponsors seven commodity pools (the “Teucrium Funds”), all of which have commenced operations. Prior to June 9, 2010, the Sponsor had never operated a commodity pool.

•	Each Fund has a limited operating history, so there is no significant performance history to serve as a basis for you to evaluate an investment in the Fund.

•	None of the Funds is an investment company subject to the Investment Company Act of 1940. Accordingly, you do not have the protections afforded by that statute, which, for example, requires investment companies to have a board of directors with a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

•	In managing and directing the day-to-day activities and affairs of these Funds, the Sponsor relies almost entirely on a small number of individuals, including Mr. Sal Gilbertie, Mr. Dale Riker, Mr. Kelly Teevan, Mr. Steve Kahler and Ms. Barbara Riker. If Mr. Gilbertie, Mr. Riker, Mr. Teevan, Mr. Kahler or Ms. Riker were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Funds. To the extent that the Sponsor establishes additional commodity pools, even greater demands will be placed on these individuals.

•	The Sponsor was formed for the purpose of managing the Trust, including all the Teucrium Funds, and any other series of the Trust that may be formed in the future, and has been provided with capital primarily by its principals and a small number of outside investors. If the Sponsor operates at a loss for an extended period, its capital will be depleted, and it may be unable to obtain additional financing necessary to continue its operations. If the Sponsor were unable to continue to provide services to these Funds, the Funds would be terminated if a replacement sponsor could not be found.

•	The Sponsor has consulted with legal counsel, accountants and other advisers regarding the formation and operation of the Trust and the Funds. No counsel has been appointed to represent you in connection with the offering of Shares. Accordingly, you should consult with your own legal, tax and financial advisers regarding the desirability of an investment in the Shares.

•	The Sponsor’s trading system is quantitative in nature, and it is possible that the Sponsor may make errors. In addition, it is possible that a computer or software program may malfunction and cause an error in computation.

•	Increases in assets under management may affect trading decisions. While all of the Funds’ assets are currently at manageable levels, the Sponsor does not intend to limit the amount of any Fund’s assets. The more assets the Sponsor manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.

•	Under the Trust Agreement, the Trustee and the Sponsor are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or Sponsor, as the case may be. That means the Sponsor may require the assets of a Fund to be sold in order to cover losses or liability suffered by the Sponsor or by the Trustee. Any sale of that kind would reduce the NAV of the Fund and the value of its Shares.

•	The Shares of a Fund are limited liability investments; Shareholders may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement.

•	You cannot be assured that the Sponsor will be willing or able to continue to service each Fund for any length of time. The Sponsor was formed for the purpose of sponsoring the Funds and other commodity pools, and has limited financial resources and no significant source of income apart from its management fees from such commodity pools to support its continued service for each Fund. If the Sponsor discontinues its activities on behalf of a Fund, the Fund may be adversely affected. If the Sponsor’s registrations with the CFTC or memberships in the NFA were revoked or suspended, the Sponsor would no longer be able to provide services to the Funds.

•	A Fund may terminate at any time, regardless of whether the Fund has incurred losses, subject to the terms of the Trust Agreement. For example, the dissolution or resignation of the Sponsor would cause the Trust to terminate unless shareholders holding a majority of the outstanding shares of the Trust elect within 90 days of the event to continue the Trust and appoint a successor Sponsor. In addition, the Sponsor may terminate a Fund if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund. The Fund’s termination would result in the liquidation of its investments and the distribution of its remaining assets to the Shareholders on a pro rata basis in accordance with their Shares, and the Fund could incur losses in liquidating its investments in connection with a termination. Termination could also negatively affect the overall maturity and timing of your investment portfolio.

•	A period of recession for the economy as a whole began in 2008, and the financial markets experienced very difficult conditions and volatility during that period. The conditions in these markets resulted in a decrease in availability of corporate credit and liquidity and led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and contributed to further consolidation within the financial services industry. A continued recession or a slow recovery could adversely affect the financial condition and results of operations of the Funds’ service providers and Authorized Purchasers, which would impact the ability of the Sponsor to achieve the Funds’ investment objectives.

•	Neither the Sponsor nor the Trustee is obligated to, although each may, in its respective discretion, prosecute any action, suit or other proceeding in respect of any Fund property. The Trust Agreement does not confer upon Shareholders the right to prosecute any such action, suit or other proceeding.

•	The arrangements between clearing brokers and counterparties on the one hand and the Funds on the other generally are terminable by the clearing brokers or counterparty upon notice to the Funds. In addition, the agreements between the Funds and their third-party service providers, such as the Distributor and the Custodian, are generally terminable at specified intervals. Upon termination, the Sponsor may be required to renegotiate or make other arrangements for obtaining similar services if the Funds intend to continue to operate. Comparable services from another party may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated arrangements.

•	The Sponsor does not employ trading advisors for the Funds; however, it reserves the right to employ them in the future. The only advisor to the Funds is the Sponsor. A lack of independent trading advisors may be disadvantageous to the Funds because they will not receive the benefit of their expertise.

•	The price relationship between the near month Commodity Futures Contract to expire and the Benchmark Component Futures Contracts for each Fund, or the Underlying Funds in the case of TAGS, will vary and may impact both a Fund’s total return over time and the degree to which such total return tracks the total return of the specific commodity price indices. In cases in which the near month contract’s price is lower than later-expiring contracts’ prices (a situation known as “contango” in the futures markets), then absent the impact of the overall movement in the commodity specific prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration which could cause the Benchmark Component Futures Contracts, and therefore the Fund’s total return, to track lower. In cases in which the near month contract’s price is higher than later-expiring contracts’ prices (a situation known as “backwardation” in the futures markets), then absent the impact of the overall movement in commodity specific prices, the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration.

•	Investors, including those who directly participate in the specific commodity market, may choose to use a Fund as a vehicle to hedge against the risk of loss, and there are risks involved in hedging activities. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedger’s opportunity to benefit from a favorable market movement.

•	The structure and operation of the Funds may involve conflicts of interest. For example, a conflict may arise because the Sponsor and its principals and affiliates may trade for themselves. In addition, the Sponsor has sole current authority to manage the investments and operations, and the interests of the Sponsor may conflict with the Shareholders’ best interests.

•	You will have no rights to participate in the management of any of the Funds and will have to rely on the duties and judgment of the Sponsor to manage the Funds.

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

•	Each Fund is a series of a Delaware statutory trust and not itself a legal entity separate from the other Teucrium Funds. The Delaware Statutory Trust Act provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records and are accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred by a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof. Conversely, none of the debts, liabilities, obligations and expenses incurred with respect to any other series thereof is enforceable against the assets of such series. The Sponsor is not aware of any court case that has interpreted this inter-series limitation on liability or provided any guidance as to what is required for compliance. The Sponsor intends to maintain separate and distinct records for each Fund and account for each Fund separately from any other Trust series, but it is possible a court could conclude that the methods used do not satisfy the Delaware Statutory Trust Act, which would potentially expose assets in any Fund to the liabilities of one or more of the Teucrium Funds and/or any other Trust series created in the future.

•	Each Fund seeks to have the changes in its Shares’ NAV in percentage terms track changes in the Benchmark in percentage terms, rather than profit from speculative trading of the specific Commodity Interests, or the commodity interests of the Underlying Funds in the case of TAGS. The Sponsor therefore endeavors to manage each Fund so that the Fund’s assets are, unlike those of many other commodity pools, not leveraged (i.e., so that the aggregate amount of the Fund’s exposure to losses from its investments in specific Commodity Interests at any time will not exceed the value of the Fund’s assets). There is no assurance that the Sponsor will successfully implement this investment strategy. If the Sponsor permits a Fund to become leveraged, you could lose all or substantially all of your investment if the Fund’s trading positions suddenly turns unprofitable. These movements in price may be the result of factors outside of the Sponsor’s control and may not be anticipated by the Sponsor.

•	A Fund may invest in Other Commodity Interests. To the extent that these Other Commodity Interests are contracts individually negotiated between their parties, they may not be as liquid as Commodity Futures Contracts and will expose the Fund to credit risk that its counterparty may not be able to satisfy its obligations to the Fund.

•	The futures markets are subject to comprehensive statutes, regulations and requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits, increased margin requirements, the establishment of daily price limits and the suspension of trading.

•	The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of a Fund to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

•	The Dodd-Frank Act which was enacted in response to the economic crisis of 2008 and 2009, significantly alters the regulatory regime to which the securities and commodities markets are subject. In particular, the Dodd-Frank Act alters the regulation of commodity interests. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including energy-based, metal and agricultural commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. In late 2011, the CFTC adopted rules that impose new position limits on Reference Contracts involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28th decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. It is unclear as to whether the CFTC will appeal the court’s decision or propose revised Position Limits Rules, as instructed by the court. At this time, it is not possible to predict how any revised Position Limit Rules would affect the Funds, but it may be substantial and adverse. Furthermore, until such time as revisions are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Fund and the Underlying Funds may be limited with respect to the size of their investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Reference Contracts held by a single entity and its affiliates, regardless of whether such positions existed on U. S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect the Funds, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any revised Position Limit Rules may negatively impact the ability of the Funds to meet their investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Funds.

The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, but it continues to issue proposed versions of additional rules that it has authority to promulgate. In addition, the CFTC has begun to issue final rules under the Dodd-Frank Act, including position limits rules and rules relating to recordkeeping and reporting of swap transactions, as well as the definition of key terms such as “swap” and “swap dealer.” Final rules are likely to continue to be adopted into 2013. The effect of future regulatory change on the Funds, and the exact timing of such changes, is impossible to predict but it may be substantial and adverse. Specifically, the new law, the rules that have been promulgated thereunder, and the rules that are expected to be promulgated may negatively impact the ability of the Funds to meet their investment objectives, either through position limits or requirements imposed on them and/or on their counterparties. In particular, new position limits imposed on the Funds or any counterparties may impact the ability of the Funds to invest in a manner that most efficiently meets its investment objective. New requirements, including capital imposed on the counterparties of the Funds and the mandatory clearing and margining of swaps, may increase the cost of the Fund’s investments and doing business. In addition, considerable regulatory attention has recently been focused on non-traditional publicly distributed investment pools such as the Funds and the Underlying Funds. Furthermore, various national governments have expressed concern regarding the disruptive effects of speculative trading in certain commodity markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse.

•	If a Fund is required to sell Treasury Securities or cash equivalents at a price lower than the price at which they were acquired, the Fund will experience a loss. This loss may adversely impact the price of the Shares and may decrease the correlation between the price of the Shares, the Benchmark, and the spot price of the specific commodity interest or the commodity interests of the Underlying Funds in the case of TAGS. The value of Treasury Securities and other debt securities generally moves inversely with movements in interest rates. The prices of longer maturity securities are subject to greater market fluctuations as a result of changes in interest rates. While the short-term nature of a Fund’s investments in Treasury Securities and cash equivalents should minimize the interest rate risk to which the Fund is subject, it is possible that the Treasury Securities and cash equivalents held by the Fund will decline in value.

•	If a substantial number of requests for redemption of Redemption Baskets are received by a Fund during a relatively short period of time, the Fund may not be able to satisfy the requests from the Fund’s assets not committed to trading. As a consequence, it could be necessary to liquidate the Fund’s trading positions before the time that its trading strategies would otherwise call for liquidation.

•	Certain of a Fund’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.

o	A Fund may not always be able to liquidate its positions in its investments at the desired price. As to futures contracts, it may be difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. Limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and price fluctuation limits, may contribute to a lack of liquidity with respect to some exchange-traded commodity Interests. In addition, over-the-counter contracts and cleared swaps may be illiquid because they are contracts between two parties and generally may not be transferred by one party to a third party without the counterparty’s consent. Conversely, a counterparty may give its consent, but the Fund still may not be able to transfer an over-the-counter Commodity Interest to a third party due to concerns regarding the counterparty’s credit risk.

o	A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its commodity production or exports, or in another major export, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, no Fund intends at this time to establish a credit facility, which would provide an additional source of liquidity, but instead will rely only on the Treasury Securities, cash and/or cash equivalents that it holds to meet its liquidity needs. The anticipated large value of the positions in a specific Commodity Interest that the Sponsor will acquire or enter into for a Fund increases the risk of illiquidity. Because Commodity Interests may be illiquid, a Fund’s holdings may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

•	The changing nature of the participants in the commodity specific market will influence whether futures prices are above or below the expected future spot price. Producers of the specific commodity will typically seek to hedge against falling commodity prices by selling Commodity Futures Contracts. Therefore, if commodity producers become the predominant hedgers in the futures market, prices of Commodity Futures Contracts will typically be below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the commodity, who purchase Commodity Futures Contracts to hedge against a rise in prices, prices of the Commodity Futures Contracts will likely be higher than expected future spot prices. This can have significant implications for a Fund when it is time to sell a Commodity Futures Contract that is no longer a Benchmark Component Futures Contract and purchase a new Commodity Futures Contract or to sell a Commodity Futures Contract to meet redemption requests.

•	While it is not the current intention of the Funds to take physical delivery of any Commodity under its Commodity Interests, Commodity Futures Contracts are traditionally not cash-settled contracts, and it is possible to take delivery under these and some Other Interests. Storage costs associated with purchasing the specific commodity could result in costs and other liabilities that could impact the value of the Commodity Futures Contracts or certain Other Interests. Storage costs include the time value of money invested in the physical commodity plus the actual costs of storing the commodity less any benefits from ownership that are not obtained by the holder of a futures contract. In general, Commodity Futures Contracts have a one-month delay for contract delivery and the pricing of back month contracts (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for the commodity while a Fund holds the Commodity Interests, the value of the Commodity Interests, and therefore the Fund’s NAV, may change as well.

•	The design of each Fund’s Benchmark is such that the Benchmark Component Futures Contracts change throughout the year, and the Fund’s investments must be rolled periodically to reflect the changing composition of the Benchmark. For example, when the second-to-expire Commodity Futures Contract becomes the first-to-expire contract, such contract will no longer be a Benchmark Component Futures Contract and the Fund’s position in it will no longer be consistent with tracking the Benchmark. In the event of a commodity futures market where near-to-expire contracts trade at a higher price than longer-to-expire contracts, a situation referred to as “backwardation,” then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration. As a result, a Fund may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, using corn as an example, in the event of a corn futures market where near-to-expire contracts trade at a lower price than longer-to-expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. As a result the Fund’s total return may be lower than might otherwise be the case because it would be selling less expensive contracts and buying more expensive ones. The impact of backwardation and contango may lead the total return of a Fund to vary significantly from the total return of other price references, such as the spot price of the specific commodity. In the event of a prolonged period of contango, and absent the impact of rising or falling specific commodity prices, this could have a significant negative impact on a Fund’s NAV and total return.
176

•	The Sponsor may use spreads and straddles as part of its overall trading strategy to closely follow the Benchmark. There is a risk that a Fund’s NAV may not closely track the change in its Benchmark. Spreads combine simultaneous long and short positions in related futures contracts that differ by commodity, by market or by delivery month (for example, long April, short November). Spreads gain or lose value as a result of relative changes in price between the long and short positions. Spreads often reduce risk to investors because the contracts tend to move up or down together. However, both legs of the spread could move against an investor simultaneously, in which case the spread would lose value. Certain types of spreads may face unlimited risk, e.g., because the price of a futures contract underlying a short position can increase by an unlimited amount and the investor would have to take delivery or offset at that price. A commodity straddle takes both long and short option position in the same commodity in the same market and delivery month simultaneously. The buyer of a straddle profits if either the long or the short leg of the straddle moves further than the combined cost of both options. The seller of the straddle profits if both the long and short positions do not trade beyond a range equal to the combined premium for selling both options. If the Sponsor were to utilize a spread or straddle position and the position performed differently than expected, the results could impact that Fund’s tracking error. This could affect the Fund’s investment objective of having its NAV closely track the Benchmark. Additionally, a loss on the position would negatively impact the Fund’s absolute return.

•	The Sponsor cannot predict to what extent the performance of the commodity interest will or will not correlate to the performance of other broader asset classes such as stocks and bonds. If the performance of a specific Fund were to move more directly with the financial markets, an investment in the Fund may provide you little or no diversification benefits. Thus, in a declining market, the Fund may have no gains to offset your losses from other investments, and you may suffer losses on your investment in the Fund at the same time you may incur losses with respect to other asset classes. Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on commodity and Commodity Interests prices than on traditional securities and broader financial markets. These additional variables may create additional investment risks that subject a Fund’s investments to greater volatility than investments in traditional securities. Lower correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot price of a specific commodity, corn, for example, and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, a Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

•	A Fund’s NAV includes, in part, any unrealized profits or losses on open swap agreements, futures or forward contracts. Under normal circumstances, the NAV reflects the quoted exchange settlement price of open futures contracts on the date when the NAV is being calculated. In instances when the quoted settlement price of futures contract traded on an exchange may not be reflective of fair value based on market condition, generally due to the operation of daily limits or other rules of the exchange or otherwise, the NAV may not reflect the fair value of open future contracts on such date. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.

•	In the event that one or more Authorized Purchasers that are actively involved in purchasing and selling Shares cease to be so involved, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

•	The Trust may, in its discretion, suspend the right to redeem Shares of a Fund or postpone the redemption settlement date: (1) for any period during which an applicable exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of a Fund’s assets is not reasonably practicable; (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders; (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of a Fund on the specific exchange where the Fund is traded and from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of a Fund or its Shareholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder’s redemption proceeds if the NAV of a Fund declines during the period of delay. The Trust Agreement provides that the Sponsor and its designees will not be liable for any loss or damage that may result from any such suspension or postponement. A minimum number of baskets and associated Shares are specified for each Fund in its most recent Form S-1. Once that minimum number of Shares outstanding is reached, there can be no further redemptions until there has been a Creation Basket.

•	Under CFTC regulations, a clearing broker with respect to a Fund’s exchange-traded Commodity Interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as a Fund, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. A Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which Commodity Interests are traded. From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear a Fund’s trades.

•	For all Teucrium Funds except for TAGS, the vast majority of each Fund’s assets are held in short-term Treasury Securities, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of a Fund’s assets held by the Custodian, which, at any given time, would likely comprise a substantial portion of a Fund’s total assets. For TAGS, the vast majority of the Fund’s assets are held in Shares of the Underlying Funds. The failure or insolvency of the Custodian could impact the ability to access in a timely manner TAGS’ assets held by the Custodian.

•	Third parties may assert that the Sponsor has infringed or otherwise violated their intellectual property rights. Third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the Sponsor and claim that the Sponsor has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the Sponsor may have to litigate in the future to determine the validity and scope of other parties’ proprietary rights, or defend itself against claims that it has infringed or otherwise violated other parties’ rights. Any litigation of this type, even if the Sponsor is successful and regardless of the merits, may result in significant costs, may divert resources from the Fund, or may require the Sponsor to change its proprietary software and other technology or enter into royalty or licensing agreements. The Sponsor has a patent pending on certain business methods and procedures used with respect to the Funds. The Sponsor utilizes certain proprietary software. Any unauthorized use of such proprietary software, business methods and/or procedures could adversely affect the competitive advantage of the Sponsor or the Funds and/or cause the Sponsor to take legal action to protect its rights.

•	The Sponsor’s trading strategy is quantitative in nature, and it is possible that the Sponsor will make errors in its implementation. The execution of the quantitative strategy is subject to human error, such as incorrect inputs into the Sponsor’s computer systems and incorrect information provided to the Funds’ clearing brokers. In addition, it is possible that a computer or software program may malfunction and cause an error in computation. Any failure, inaccuracy or delay in executing the Funds’ transactions could affect its ability to achieve its investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

•	The Funds’ trading activities depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that the Sponsor uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to the Sponsor’s and Funds’ reputations, increased operational expenses and diversion of technical resources.

•	The development of complex computer and communications systems and new technologies may render the existing computer and communications systems supporting the Funds’ trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers. As a result, if these third parties upgrade their systems, the Sponsor will need to make corresponding upgrades to continue effectively its trading activities. The Funds’ future success may depend on the Funds’ ability to respond to changing technologies on a timely and cost-effective basis.

•	The Funds depend on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that the Sponsor uses to conduct trading activities. Failure or inadequate performance of any of these systems could adversely affect the Sponsor’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on commodity interest transactions. This could have a material adverse effect on revenues and materially reduce the Funds’ available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for the Sponsor to conduct trading activities so that each Fund will closely track its Benchmark. Unavailability of records from brokerage firms may make it difficult or impossible for the Sponsor to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for the Sponsor to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

•	The operations of the Funds, the exchanges, brokers and counterparties with which the Funds do business, and the markets in which the Funds do business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. Global terrorist attacks, anti-terrorism initiatives and political unrest continue to fuel this concern.

•	Trading in Shares of a Fund may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. A Fund will be terminated if its Shares are delisted.

•	Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. This feature permits commodity pools to “leverage” their assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate notional amount in excess of the commodity pool’s assets. While this leverage can increase a pool’s profits, relatively small adverse movements in the price of a pool’s commodity interests can cause significant losses to the pool. While the Sponsor does not intend to leverage the Funds’ assets, it is not prohibited from doing so under the Trust Agreement. If the Sponsor were to cause or permit a Fund to become leveraged, you could lose all or substantially all of your investment if the Fund’s trading positions suddenly turns unprofitable.

•	A portion of the Underlying Funds’ assets may be used to trade over-the-counter Commodity Interests, such as forward contracts or swaps. Over-the-counter contracts are typically traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and historically were essentially unregulated by the CFTC, although this is an area of pending, substantial regulatory change. You therefore do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act (“CEA”) in connection with this trading activity, until such time as the pending regulatory changes are effective. The timing of these pending changes is unknown. In the meanwhile, the markets for over-the-counter contracts will continue to rely upon the integrity of market participants in lieu of the additional regulation imposed by the Dodd Frank Act and the CFTC on participants in the derivatives markets. The lack of regulation in these markets could expose the Fund in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. While increased regulation of over-the-counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd-Frank Act, there is no guarantee that such increased regulation will be effective to reduce these risks.

•	Each Fund faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Fund, in which case the Fund could suffer significant losses on these contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. During any such period, the Fund may have difficulty in determining the value of its contracts with the counterparty, which in turn could result in the overstatement or understatement of the Fund’s NAV. The Fund may eventually obtain only limited recovery or no recovery in such circumstances.

•	Over-the-counter (“OTC”) contracts may have terms that make them less marketable than futures contracts. OTC contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions may diminish the ability to realize the full value of such contracts. In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

•	A significant portion of the Commodity Futures Contracts entered into by the Fund are traded on United States exchanges, including the CBOT, the NYMEX and the ICE. However, a portion of the Funds’ trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Neither the CFTC, the NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as the Funds, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, the Funds have less legal and regulatory protection than they do when they trade domestically. In some of these non-U.S. markets, the performance on a futures contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes the Funds to credit risk. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

•	The price of any non-U.S. Commodity Interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to a Fund even if the contract is profitable. The Funds invest primarily in Commodity Interests that are traded or sold in the United States. However, a portion of the trades for a Fund may take place in markets and on exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. In some of these non-U.S. markets, the performance on a contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes a Fund to credit risk. Trading in non-U.S. markets also leaves a Fund susceptible to fluctuations in the value of the local currency against the U.S. dollar.

•	Some non-U.S. exchanges also may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, a Fund may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which the Sponsor bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

•	Cash or property will be distributed at the sole discretion of the Sponsor, and the Sponsor currently does not intend to make cash or other distributions with respect to Shares. You will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on your allocable share of a Fund’s taxable income, without regard to whether you receives distributions or the amount of any distributions. Therefore, the tax liability resulting from your ownership of Shares may exceed the amount of cash or value of property (if any) distributed.

•	Due to the application of the assumptions and conventions applied by a Fund in making allocations for tax purposes and other factors, your allocable share of the Fund’s income, gain, deduction or loss may be different than your economic profit or loss from your Shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in your being taxed on amounts in excess of your economic income.

•	The Funds are treated as partnerships for United States federal income tax purposes. The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to publicly traded partnerships such as the Funds are in many respects uncertain. The Funds apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects Shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects you. If this occurs, you may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

•	The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, the Funds will be treated as partnerships that are not taxable as corporations for U.S. federal income tax purposes, provided that (i) at least 90 percent of each Fund’s annual gross income consists of “qualifying income” as defined in the Code, (ii) the Funds are organized and operated in accordance with its governing agreements and applicable law, and (iii) the Funds do not elect to be taxed as corporations for federal income tax purposes. Although the Sponsor anticipates that the Funds have satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to its classification as partnerships not taxable as corporations for federal income tax purposes. If the IRS were to successfully assert that the Funds are taxable as corporations for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to Shareholders, each Fund would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any distributions would be taxable to Shareholders as dividend income. Taxation of the Funds as corporations could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of your Shares.

Risks Specific to the Teucrium Corn Fund

•	Investors may choose to use the Fund as a means of investing indirectly in corn, and there are risks involved in such investments. The risks and hazards that are inherent in corn production may cause the price of corn to fluctuate widely. Price movements for corn are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the corn harvest cycle, and various economic and monetary events. Corn production is also subject to U.S. federal, state and local regulations that materially affect operations.

•	The price movements for corn are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the corn market because it invests in Corn Interests. The risks and hazards that are inherent in the corn market may cause the price of corn to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of corn, then the price of its Shares will fluctuate accordingly.

•	The price and availability of corn is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease and infestation (including, but not limited to, Leaf Blight, Ear Rot and Root Rot); transportation difficulties; various planting, growing, or harvesting problems; and severe weather conditions (particularly during the spring planting season and the fall harvest) such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for corn in the United States to produce ethanol has also been a significant factor affecting the price of corn. In turn, demand for ethanol has tended to increase when the price of gasoline has increased, and has been significantly affected by United States governmental policies designed to encourage the production of ethanol. Recent changes in government policy have the potential to reduce the demand for ethanol over the next several years. Additionally, demand for corn is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. Finally, because corn is often used as an ingredient in livestock feed, demand for corn is subject to risks associated with the outbreak of livestock disease.

•	Corn production is subject to United States federal, state, and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, corn production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing, and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. corn producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

•	Seasonal fluctuations in the price of corn may cause risk to an investor because of the possibility that Share prices will be depressed because of the corn harvest cycle. In the United States, the corn market is normally at its weakest point, and corn prices are lowest, shortly before and during the harvest (between September and November), due to the high supply of corn in the market. Conversely, corn prices are generally highest during the winter and spring (between December and May), when farmer-owned corn has largely been sold and used. Seasonal corn market peaks generally occur around February or March. These normal market conditions are, however, often influenced by weather patterns, and domestic and global economic conditions, among others factors, and any specific year may not necessarily follow the traditional seasonal fluctuations described above. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Corn Futures Contracts expiring in the fall.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against corn-related losses or as a way to indirectly invest in corn.

o	The CFTC and U.S. designated contract markets such as the CBOT may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in Corn Futures Contracts are 600 spot month contracts, 33,000 contracts expiring in any other single month, and 33,000 total for all months. Cleared Corn Swaps are subject to position limits that are substantially identical to, but measured separately from, the limits on Corn Futures Contracts. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

o	In addition to position limits, the exchanges set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

o	For example, the CBOT imposes a $2,000 per contract price fluctuation limit for Corn Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If two or more Corn Futures Contract months within the first five listed non-spot contracts close at the limit, the daily price limit increases to $3,000 per contract for the next business day.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against corn-related losses or as a way to indirectly invest in corn.

o	The Fund does not intend to limit the size of the offering and will attempt to expose substantially all of its proceeds to the corn market utilizing Corn Interests. If the Fund encounters position limits, accountability levels, or price fluctuation limits for Corn Futures Contracts and/or Cleared Corn Swaps on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Corn Interests and/or Corn Futures Contracts listed on foreign exchanges. However, the Corn Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Corn Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium Natural Gas Fund

•	Investors may choose to use the Fund as a means of investing indirectly in natural gas, and there are risks involved in such investments. The risks and hazards that are inherent in natural gas production may cause the price of natural gas to fluctuate widely. The exploration for, and production of, natural gas is an uncertain process with many risks. The cost of drilling, completing and operating wells for natural gas is often uncertain, and a number of factors can delay or prevent drilling operations or production. These include, but are not limited to: unexpected drilling conditions; pressure or irregularities in formations; equipment failures or repairs; fires or other accidents; adverse weather conditions; pipeline ruptures or spills; shortages or delays in the availability of drilling rigs and the delivery of equipment; and environmental hazards. Environmental hazards include natural gas leaks, ruptures and discharges of toxic gases. Natural gas operations are also subject to various U.S. federal, state and local regulations that materially affect operations. Natural gas production is also mostly concentrated to North America in that transporting natural gas is primarily limited to pipelines, although under limited circumstances, natural gas may be liquefied and shipped to or from North America.

•	The Fund is subject to the risks and hazards of the natural gas market because it invests in Natural Gas Interests. The risks and hazards that are inherent in the natural gas market may cause the price of natural gas to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of natural gas, then the price of its Shares will fluctuate accordingly.

•	The exploration for, and production of, natural gas is an uncertain process with many risks. The costs of drilling, completing and operating wells for natural gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including but not limited to:

o	Unexpected drilling conditions;

o	Pressure or irregularities in formations;

o	Equipment failures or repairs;

o	Fires or other accidents;

o	Pipeline ruptures or spills;

o	Shortages or delays in the availability of drilling rigs and the delivery of equipment;

o	Adverse weather conditions;

o	Political conflicts;

o	Compliance with government regulations; and

o	Environmental hazards, including natural gas leaks, ruptures and discharges of toxic gases.

•	Natural gas production is subject to U.S. federal, state, and local policies and regulations that materially affect operations. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of natural gas, these agencies have restricted the rates of flow of natural gas wells below actual production capacity. Federal, state and local laws regulate production, handling, storage, transportation and disposal of natural gas, by-products from natural gas and other substances and materials produced or used in connection with natural gas operations.

•	There are a variety of hazards inherent in natural gas transmission, distribution, gathering and processing, such as leaks, explosions, pollution, release of toxic substances, adverse weather conditions (such as hurricanes and flooding), pipeline failure, abnormal pressures, uncontrollable flows of natural gas, scheduled and unscheduled maintenance, physical damage to the gathering or transportation system, and other hazards which could affect the price of natural gas. To the extent these hazards limit the supply or delivery of natural gas, natural gas prices will increase.

•	Natural gas prices fluctuate seasonally. For example, in some parts of the United States and other markets, the natural gas demand for power peaks during the cold winter months, with market prices peaking at that time. As a result, in the future, the overall price of natural gas may fluctuate substantially on a seasonal and quarterly basis and thus make consecutive period to period comparisons less relevant.

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
185

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
186

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
187

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

Risks Specific to the Teucrium Soybean Fund

•	Investors may choose to use the Fund as a means of investing indirectly in soybeans, and there are risks involved in such investments. The risks and hazards that are inherent in soybean production may cause the price of soybean to fluctuate widely. Global price movements for soybean are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the soybean harvest cycle, and various economic and monetary events. Soybean production is also subject to domestic and foreign regulations that materially affect operations.

•	As discussed in more detail above, price movements for soybeans are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the soybean market because it invests in Soybean Interests. The risks and hazards that are inherent in the soybean market may cause the price of soybeans to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of soybeans, then the price of its Shares will fluctuate accordingly.

o	The price and availability of soybeans is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, heavy rains, frost, or natural disasters that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in doing business with foreign companies; legal and regulatory restrictions; transportation costs; interruptions in energy supply; currency exchange rate fluctuations; and political and economic instability. Additionally, demand for soybeans is affected by changes in international, national, regional and local economic conditions, and demographic trends. The increased production of soybean crops in South America and the rising demand for soybeans in emerging nations such as China and India have increased competition in the soybean market.

o	The supply of soybeans could be reduced by the spread of soybean rust. Soybean rust is a wind-borne fungal disease that attacks soybeans. Although soybean rust can be killed with chemicals, chemical treatment increases production costs for farmers.

o	Soybean production is subject to United States and foreign policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, and industry profitability. Additionally, soybean production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. Soybean producers also may need to comply with various environmental laws and regulations, such as those regulating the use of certain pesticides. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.
190

o	Because processing soybean oil can create trans-fats, the demand for soybean oil may decrease due to heightened governmental regulation of trans-fats or trans-fatty acids. The U.S. Food and Drug Administration currently requires food manufacturers to disclose levels of trans-fats contained in their products, and various local governments have enacted or are considering restrictions on the use of trans-fats in restaurants. Several food processors have either switched or indicated an intention to switch to oil products with lower levels of trans-fats or trans-fatty acids.

o	In recent years, there has been increased global interest in the production of biofuels as alternatives to traditional fossil fuels and as a means of promoting energy independence. Soybeans can be converted into biofuels such as biodiesel. Accordingly, the soybean market has become increasingly affected by demand for biofuels and related legislation.

o	The costs related to soybean production could increase and soybean supply could decrease as a result of restrictions on the use of genetically modified soybeans, including requirements to segregate genetically modified soybeans and the products generated from them from other soybean products.

o	Seasonal fluctuations in the price of soybeans may cause risk to an investor because of the possibility that Share prices will be depressed because of the soybean harvest cycle. In the futures market, fluctuations are typically reflected in contracts expiring in the harvest season (i.e., contracts expiring during the fall are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Soybean Futures Contracts expiring in the fall.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against soybean-related losses or as a way to indirectly invest in soybeans .

o	The CFTC and U.S. designated contract markets may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in the Soybean Futures Contracts are 600 spot month contracts, 15,000 contracts expiring in any other single month, and 15,000 total for all months. Cleared Soybean Swaps (i.e., Soybean Calendar Swaps as currently offered on the CBOT) are subject to position limits that are similar to, but currently measured separately from, the limits on Soybean Futures Contracts. The position limits for Cleared Soybeans Swaps are 6,500 contracts expiring in any single month and 10,000 contracts total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization. Additionally, the Fund’s ability to rely on these Cleared Soybean Swaps may be further limited when the position limit rules become effective.

o	In addition to position limits, the exchanges set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

o	Currently, the CBOT imposes an initial $3,500 per contract maximum daily price fluctuation limit on Soybean Futures Contracts. This limit is based off the previous trading day’s settlement price. If two or more Soybean Futures Contract months within the first seven listed non-spot contracts close at the limit, the daily price limit increases to $5,250 per contract for the next business day and to $8,000 per contract for the next business day if the limit is met again.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against soybean-related losses or as a way to indirectly invest in soybeans.

o	If the Fund encounters position limits or price fluctuation limits for Soybean Futures Contracts and/or Cleared Soybean Swaps on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Soybean Interests and/or Soybean Futures Contracts listed on foreign exchanges. However, the Soybean Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Soybean Futures Contracts available on these exchanges may be subject to their own position limits or similar restrictions. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium Sugar Fund

•	Investors may choose to use the Fund as a means of investing indirectly in sugar, and there are risks involved in such investments. The risks and hazards that are inherent in sugar production may cause the price of sugar to fluctuate widely. Global price movements for sugar are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the sugar harvest cycle, and various economic and monetary events. Sugar production is also subject to domestic and foreign regulations that materially affect operations.

•	As discussed in more detail above, price movements for sugar are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the world sugar market because it invests in Sugar Interests. The two primary sources for the production of sugar are sugarcane and sugar beets, both of which are grown in various countries around the world. The risks and hazards that are inherent in the world sugar market may cause the price of sugar to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of sugar, then the price of its Shares will fluctuate accordingly.

•	The global price and availability of sugar is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in doing business with foreign companies; legal and regulatory restrictions; fluctuation of shipping rates; currency exchange rate fluctuations; and political and economic instability. Global demand for sugar to produce ethanol has also been a significant factor affecting the price of sugar. Additionally, demand for sugar is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. The spread of consumerism and the rising affluence of emerging nations such as China and India have created demand for sugar. An influx of people in developing countries moving from rural to urban areas may create more disposable income to be spent on sugar products, and might also reduce sugar production in rural areas on account of worker shortages, all of which would result in upward pressure on sugar prices. On the other hand, public health concerns regarding obesity, heart disease and diabetes, particularly in developed countries, may reduce demand for sugar. In light of the time it takes to grow sugarcane and sugar beets and the cost of new facilities for processing these crops, it may not be possible to increase supply quickly or in a cost-effective manner in response to an increase in demand for sugar.

•	Sugar production is subject to United States and foreign policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, and industry profitability. Many foreign countries subsidize sugar production, resulting in lower prices, but this has led other countries, including the United States, to impose tariffs and import restrictions on sugar imports. Sugar producers also may need to comply with various environmental laws and regulations, such as those regulating the use of certain pesticides.

•	Seasonal fluctuations in the price of sugar may cause risk to an investor because of the possibility that Share prices will be depressed because of the sugar harvest cycle. In the futures market, contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring. While the sugar harvest seasons varies from country to country, prices of Sugar Futures Contracts tend to be lowest in the late spring and early summer, reflecting the harvest season in Brazil, the world’s leading producer of sugarcane. Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Sugar Futures Contracts expiring in the late spring or early summer.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against sugar-related losses or as a way to indirectly invest in sugar.

o	U.S. designated contract markets such as the ICE Futures and the NYMEX have established position limits and accountability levels on the maximum net long or net short Sugar Futures Contracts that any person or group of persons under common trading control may hold, own or control. For example, the current ICE Futures-established position limit level for investments in Sugar No. 11 Futures Contracts for the spot month, which is defined as on and after the second business day following the expiration of the regular option contract traded on the expiring futures contract, is 5,000, the accountability level for investments in ICE Sugar No. 11 Futures Contracts for any one month is 10,000, and the accountability level for all combined months is 15,000. While accountability levels are not fixed ceilings, they are thresholds above which the exchange may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more Sugar No. 11 Futures Contracts than the amount established by the accountability level. ICE Cleared Sugar Swaps are subject to a level of 10,000 swap positions for any single month and all months combined. This limit is currently measured separately from the accountability levels on Sugar No. 11 Futures Contracts. The Fund does not intend to invest in Sugar Futures Contracts or Cleared Sugar Swaps in excess of any applicable accountability levels.

o	Position limits generally impose a fixed ceiling on aggregate holdings in futures contracts relating to a particular commodity, and may also impose separate ceilings on contracts expiring in any one month, contracts expiring in the spot month, and/or contracts in certain specified final days of trading. The CFTC has not currently set position limits for Sugar Futures Contracts, and the ICE Futures and the NYMEX have established position limits only on spot month Sugar No. 11 Futures Contracts. For example, the ICE Futures’ position limit for Sugar No. 11 Futures Contracts is 5,000 spot month contracts, whereas the NYMEX Sugar No. 11 Futures limit is 1,000 contacts, generally applicable only during the last month before expiration and limits on 9,000 contracts for a single month or cumulative amount. All Sugar Futures Contracts held under the control of the Sponsor, including those held by any future series of the Trust, will be aggregated in determining the application of these position limits. However, because spot month contracts are not Benchmark Component Futures Contracts and the Fund’s roll strategy calls for the sale of all spot month Sugar No.11 Futures Contracts prior to the time the position limits would become applicable, it is unlikely that position limits on Sugar Futures Contracts will come into play.
193

o	In addition to accountability levels and position limits, exchanges may establish daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit. Currently, the ICE Futures and the NYMEX have not imposed maximum daily price fluctuation limits on Sugar Futures Contracts.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against sugar-related losses or as a way to indirectly invest in sugar.

o	If the Fund encounters accountability levels, position limits, or price fluctuation limits for Sugar Futures Contracts and/or Cleared Sugar Swaps on ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Other Sugar Interests and/or Sugar Futures Contracts listed on the NYMEX or foreign exchanges. However, the Sugar Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Sugar Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium Wheat Fund

•	Investors may choose to use the Fund as a means of investing indirectly in wheat, and there are risks involved in such investments. The risks and hazards that are inherent in wheat production may cause the price of wheat to fluctuate widely. Price movements for wheat are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the wheat harvest cycle, and various economic and monetary events. Wheat production is also subject to U.S. federal, state and local regulations that materially affect operations.

•	As discussed in more detail above, price movements for wheat are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the wheat market because it invests in Wheat Interests. The risks and hazards that are inherent in the wheat market may cause the price of wheat to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of wheat, then the price of its Shares will fluctuate accordingly.

o	The price and availability of wheat is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for food products made from wheat flour is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. More specifically, demand for such food products in the United States is relatively unaffected by changes in wheat prices or disposable income, but is closely tied to tastes and preferences. For example, in recent years the increase in the popularity of low-carbohydrate diets caused the consumption of wheat flour to decrease rapidly before rebounding somewhat after 2005. Export demand for wheat fluctuates yearly, based largely on crop yields in the importing countries.

o	Wheat production is subject to United States federal, state and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, wheat production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. wheat producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

o	Seasonal fluctuations in the price of wheat may cause risk to an investor because of the possibility that Share prices will be depressed because of the wheat harvest cycle. In the United States, the market for winter wheat, the type of wheat upon which CBOT Wheat Futures Contracts are based, is at its lowest point, and wheat prices are lowest, shortly before and during the harvest (in the spring or early summer), due to the high supply of wheat in the market. Conversely, winter wheat prices are generally highest in the fall or early winter, when the wheat harvested that year has largely been sold and used. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the fall and early winter). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Wheat Futures Contracts expiring in the spring.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against wheat-related losses or as a way to indirectly invest in wheat.

•	The CFTC and U.S. designated contract markets such as the CBOT may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in CBOT Wheat Futures Contracts are 600 spot month contracts, 12,000 contracts expiring in any other single month and 12,000 contracts total for all months. Cleared Wheat Swaps (i.e., Wheat Calendar Swaps as offered on the CBOT) are subject to position limits that are similar to, but currently measured separately from, the limits on Wheat Futures Contracts. The position limits for Cleared Wheat Swaps are 5,000 contracts expiring in any single month and 6,500 contracts total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization. Additionally, the Fund’s ability to rely on these Cleared Wheat Swaps may be further limited when the position limit rules discussed below under “Impact of Position Limits, Accountability Levels, and Price Fluctuations,” become effective.

•	In addition to position limits, the exchanges set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

•	For example, the CBOT imposes a $3,000 per contract price fluctuation limit for Wheat Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If two or more Wheat Futures Contract months within the first five listed non-spot contracts close at the limit, the daily price limit increases to $4,500 per contract for the next business day and to $6,750 per contract the next business day if the limit is met again.

•	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against wheat-related losses or as a way to indirectly invest in wheat.

•	If the Fund encounters position limits, accountability levels, or price fluctuation limits for Wheat Futures Contracts and/or Cleared Wheat Swaps on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Wheat Interests and/or Wheat Futures Contracts listed on foreign exchanges. However, the Wheat Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Wheat Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On July 31, 2010, for all Funds listed below except the Teucrium Agricultural Fund for which the contribution was made on April 1, 2011, the Sponsor made the following capital contributions and received the following shares for that contribution prior to each Fund’s commencement of operations; such shares were sold in private offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended:

1.	a $100 capital contribution to the Teucrium WTI Crude Oil Fund, a separate series of the Trust, in exchange for two shares of such fund;

2.	a $100 capital contribution to the Teucrium Natural Gas Fund, another series of the Trust, in exchange for four shares of such fund;

3.	a $100 capital contribution to the Teucrium Soybean Fund, another series of the Trust, in exchange for four shares of such fund;

4.	a $100 capital contribution to the Teucrium Sugar Fund, another series of the Trust, in exchange for four shares of such fund; and

5.	a $100 capital contribution to the Teucrium Wheat Fund, another series of the Trust, in exchange for four shares of such fund.

6.	a $100 capital contribution to the Teucrium Agricultural Fund, another series of the Trust, in exchange for two shares of such fund.

(b)	The registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. From June 9, 2010 (the commencement of operations) through September 30, 2012, 4,450,000 Shares of the Fund were sold at an aggregate offering price of $180,625,904. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through September 30, 2012 in an amount equal to $275,015, resulting in net offering proceeds of $180,350,889. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 40,000,000 common units, or “Shares,” of Teucrium Natural Gas Fund (File No. 333-167593) was declared effective on October 22, 2010.  From February 1, 2011 (the commencement of the offering) through September 30, 2012, 400,000 Shares of the Fund were sold at an aggregate offering price of $7,420,546.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2012 in an amount equal to $39,259, resulting in net offering proceeds of $7,381,287.    The offering proceeds were invested in natural gas futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 15,000,000 common units, or “Shares,” of Teucrium WTI Crude Oil Fund (File No. 333-167594) was declared effective on October 22, 2010.  From February 23, 2011 (the commencement of the offering) through September 30, 2012, 125,000 Shares of the Fund were sold at an aggregate offering price of $6,077,099.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2012 in an amount equal to $63,553, resulting in net offering proceeds of $6,013,546.    The offering proceeds were invested in crude oil futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through September 30, 2012, 725,000 Shares of the Fund were sold at an aggregate offering price of $18,616,224.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2012 in an amount equal to $9,650, resulting in net offering proceeds of $18,606,574.    The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through September 30, 2012, 300,000 Shares of the Fund were sold at an aggregate offering price of $6,938,390.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2012 in an amount equal to $6,254, resulting in net offering proceeds of $6,932,136.    The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through September 30, 2012, 325,000 Shares of the Fund were sold at an aggregate offering price of $7,458,112.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2012 in an amount equal to $8,104, resulting in net offering proceeds of $7,450,008.    The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. From March 28, 2012 (the commencement of the offering) through September 30, 2012, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2011 in an amount equal to $617, resulting in net offering proceeds of $17,705,961.    The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for the three months ended September 30, 2012:

Issuer Purchases of CORN Shares:

				Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
July 1, 2012 to July 31, 2012	125,000	$49.55	N/A	N/A
August 1, 2012 to August 31, 2012	425,000	$51.45	N/A	N/A
September 1, 2012 to September 30, 2012	525,000	$49.28	N/A	N/A
Total	1,075,000	$50.14

Issuer Purchases of CRUD Shares: Nothing to Report

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	-	$-	N/A	N/A
August 1, 2012 to August 31, 2012	25,000	$19.87	N/A	N/A
September 1, 2012 to September 30, 2012	-	$-	N/A	N/A
Total	25,000	$19.87

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	25,000	$25.67	N/A	N/A
August 1, 2012 to August 31, 2012	50,000	$25.98	N/A	N/A
September 1, 2012 to September 30, 2012	75,000	$27.03	N/A	N/A
Total	150,000	$26.45

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	-	$-	N/A	N/A
August 1, 2012 to August 31, 2012	50,000	$24.74	N/A	N/A
September 1, 2012 to September 30, 2012	-	$-	N/A	N/A
Total	50,000	$24.74

Issuer Purchases of TAGS Shares: Nothing to Report

Issuer Purchases of NAGS Shares: Nothing to Report

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

(a) None.

(b) Not Applicable.

Item 6.            Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument Establishing the Fund. (3)

10.1	Form of Authorized Purchaser Agreement. (6)

10.2	Distribution Services Agreement. (1)

10.3	Amended and Restated Distribution Services Agreement. (4)

10.4	Amendment to Amended and Restated Distribution Services Agreement. (4)

10.5	Second Amendment to Amended and Restated Distribution Services Agreement. (4)

10.6	Global Custody Agreement. (5)

10.7	Services Agreement. (5)

10.8	Transfer Agency and Service Agreement. (5)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (7)
31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (7)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as like-numbered exhibit to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on October 31, 2011 and incorporated by reference herein.

(5)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 3 to Registration Statement No. 333-162033, filed on March 29, 2010 and incorporated by reference herein.

(6)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-173691, filed on December 5, 2011.

(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Barbara Riker
Name:	Barbara Riker
Chief Financial Officer

Date: November 9, 2012

