Form 10-K
period 2012-12-31
Teucrium Commodity Trust
filed 2013-03-18
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

  Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

232 Hidden Lake Road, Building A

Brattleboro, Vermont 05301

(Address of principal executive offices) (Zip code)

(802) 257-1617

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Fund	Name of each exchange on which registered
Shares of Teucrium Corn Fund	NYSE Arca, Inc.
Shares of Teucrium WTI Crude Oil Fund	NYSE Arca, Inc.
Shares of Teucrium Natural Gas Fund	NYSE Arca, Inc.
Shares of Teucrium Sugar Fund	NYSE Arca, Inc.
Shares of Teucrium Soybean Fund	NYSE Arca, Inc.
Shares of Teucrium Wheat Fund	NYSE Arca, Inc.
Shares of Teucrium Agricultural Fund	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes     ☒ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2012 are included in the table below:

	Aggregate Market Value of Each Funds’ Shares Held by Non- Affiliates as of June 30, 2012	Total Number of Outstanding Shares as of March 1, 2013*
Teucrium Corn Fund	$ 61,464,569	950,004
Teucrium WTI Crude Oil Fund	1,865,241	50,002
Teucrium Natural Gas Fund	3,457,731	350,004
Teucrium Sugar Fund	348,025	150,004
Teucrium Soybean Fund	1,823,453	300,004
Teucrium Wheat Fund	2,143,107	325,004
Teucrium Agricultural Fund	$ 2,608,524	50,002
Total	$ 73,701,649

*Includes shares held by affiliates.

Statement Regarding Forward-Looking Statements

This filing includes “forward-looking statements” which generally relate to future events or future performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology.  All statements (other than statements of historical fact) included in this filing that address activities, events or developments that will or may occur in the future, including such matters as movements in the commodities markets and indexes that track such movements, operations of the Funds, the Sponsor’s plans and references to the future success of a Fund or the Funds and other similar matters, are forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.  Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this prospectus, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments.  Consequently, all the forward-looking statements made in this filing are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the operations of the Funds or the value of the Shares of the Funds.

Table of Contents

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

Investing Strategy

Overview

The Funds are designed and managed so that the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for specific futures contracts or the closing Net Asset Value per share of the Underlying Funds (as defined below) in the case of TAGS. Each Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts that expire in a specific month and trade on a specific exchange in the commodities comprising the Benchmark, as defined below or shares of the Underlying Funds in the case of TAGS. Each Fund may also hold United States Treasury Obligations and/or other high credit quality short-term fixed income securities for deposit with the commodity broker of the Funds as margin.

Each Fund seeks to achieve its investment objective by investing under normal market conditions in Benchmark Component Futures Contracts of the Fund or, in certain circumstances, in other Futures Contracts for its Specified Commodity.  In addition, and to a limited extent, a Fund also may invest in exchange-traded options on Futures Contracts for its Specified Commodity and in swap agreements based on its Specified Commodity that are cleared through a futures exchange or its affiliated provider of clearing services (“Cleared Swaps”) in furtherance of the Fund's investment objective.  Once position limits or accountability levels on Futures Contracts on a Fund’s Specified Commodity are applicable, each Operating Fund's intention is to invest first in Cleared Swaps based on its Specified Commodity, to the extent practicable under the position limits or accountability levels applicable to such Cleared Swaps and appropriate in light of the liquidity in the market for such Cleared Swaps, and then in contracts and instruments such as cash-settled options on Futures Contracts and forward contracts, swaps other than Cleared Swaps, and other over-the-counter transactions that are based on the price of its Specified Commodity or Futures Contracts on its Specified Commodity (collectively, “Other Commodity Interests,” and together with Futures Contracts and Cleared Swaps, “Commodity Interests”).  By utilizing certain or all of these investments, the Sponsor will endeavor to cause each Operating Fund's performance to closely track that of its Benchmark.

The Sponsor operates the Funds with the intent to never hold a Benchmark Component Futures Contract once it becomes the next-to-expire contract (commonly called the “spot” contract). Accordingly, the positions of each Fund in its Specified Commodity Interests are changed or “rolled” on a regular basis in order to track the changing nature of the Benchmark. Using CORN as an example, five times a year (on the dates on which certain Corn Futures Contracts expire), a particular Corn Futures Contract will no longer be a Benchmark Component Futures Contract, and the Corn Fund’s investments will have to be changed accordingly. Corn Futures Contracts traded on the CBOT expire on a specified day in the following five months: March, May, July, September, and December. Therefore, in terms of the Benchmark, in June of a given year the next-to-expire or “spot month” Corn Futures Contract will expire in July of that year, and the Benchmark Component Futures Contracts will be the contracts expiring in September of that year (the second-to-expire contract), December of that year (the third-to-expire contract), and December of the following year. As another example using CORN, in November of a given year the Benchmark Component Futures Contracts will be the contracts expiring in March, May and December of the following year. The Teucrium Corn Fund is designed to roll or replace its contracts five times per year but will always hold a December Corn Futures Contract as an “anchor” month. The Sponsor will determine if the investments of a Fund will be “rolled” in one day or over a period of several days, in order that any trading does not cause unwanted market movements and to make it more difficult for third parties to profit by trading based on such expected market movements. Such “roll” periods are posted to the website for each Fund well in advance of the “roll” date.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the December 31, 2012, Benchmark Component Futures Contracts weights for each of the Operating Funds:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (377 contracts, settlement date May 14, 2013)	$13,199,712	35
CBOT Corn Futures (325 contracts, settlement date July 12, 2013)	11,330,313	30
CBOT Corn Futures (440 contracts, settlement date December 13, 2013)	13,194,500	35

Total at December 31, 2012	$37,724,525	100%

NAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX Natural Gas Futures (34 contracts, settlement date February 26, 2013)	$1,144,100	25
NYMEX Natural Gas Futures (34 contracts, settlement date March 26, 2013)	1,157,020	25
NYMEX Natural Gas Futures (32 contracts, settlement date September 26, 2013)	1,161,600	25
NYMEX Natural Gas Futures (31 contracts, settlement date October 29, 2013)	1,160,950	25

Total at December 31, 2012	$4,623,670	100%

CRUD Benchmark Component Futures Contracts	Notional Value	Weight (%)
WTI Crude Oil Futures (8 contracts, settlement date May 21, 2013)	$747,920	37
WTI Crude Oil Futures (6 contracts, settlement date November 20, 2013)	560,220	27
WTI Crude Oil Futures (8 contracts, settlement date November 20, 2014)	733,040	36

Total at December 31, 2012	$2,041,180	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (33 contracts, settlement date March 14, 2013)	$2,325,675	35
CBOT Soybean Futures (28 contracts, settlement date May 14, 2013)	1,958,950	30
CBOT Soybean Futures (36 contracts, settlement date November 14, 2013)	2,344,950	35

Total at December 31, 2012	$6,629,575	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (35 contracts, settlement date April 30, 2013)	$768,320	35
ICE Sugar Futures (30 contracts, settlement date June 28, 2013)	663,264	30
ICE Sugar Futures (34 contracts, settlement date February 28, 2014)	783,686	35

Total at December 31, 2012	$2,215,270	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (33 contracts, settlement date May 14, 2013)	$1,299,788	35
CBOT Wheat Futures (28 contracts, settlement date July 12, 2013)	1,111,250	30
CBOT Wheat Futures (32 contracts, settlement date December 13, 2013)	1,313,200	35

Total at December 31, 2012	$3,724,238	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund	596,685	24
Shares of Teucrium Soybean Fund	603,422	25
Shares of Teucrium Wheat Fund	597,970	25
Shares of Teucrium Sugar Fund	628,110	26

Total at December 31, 2012	$2,426,187	100%

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

The total portfolio composition for each Operating Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www. Teucriumcornfund.com; for NAGS is www. Teucriumnagsfund.com; for CRUD is www. Teucriumcrudfund.com; for CANE is www. Teucriumcanefund.com; for SOYB is www. Teucriumsoybfund.com; for WEAT is www. Teucriumweatfund.com; for TAGS is www. Teucriumtagsfund.com. These sites are accessible at no charge.  The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract and Cleared Swap (for example, like Corn Futures Contracts, Cleared Corn Swaps are standardized as to certain material economic terms, including that each such swap be for a quantity of 5,000 bushels, which permits less flexibility in their structuring than with over-the-counter Corn Interests. The two parties to a Cleared Corn Swap agree on the specific fixed price component and the calendar month of expiration, and agree to submit the Cleared Corn Swap to the clearing organization. The clearing organization assumes the credit risk relating to the transaction, which effectively eliminates the creditworthiness of the counterparty as a risk. Unlike Corn Futures Contracts, Cleared Corn Swaps call for settlement in cash, and do not permit settlement by delivery or receipt of physical corn). The specific types of Other Interests (in addition to futures contracts, options on futures contracts and cleared swaps, derivative contracts) that are tied to various commodities are entered into outside of public exchanges.  These “over-the-counter” contracts are entered into between two parties in private contracts.  For example, unlike Futures Contracts and Cleared Corn Swaps, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party, (i.e., the risk that the other party will not be able to perform its obligations under its contract), and characteristics of such Other Interests, the name and value of each Treasury security and cash equivalent, and the amount of cash held in the Fund’s portfolio.

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

Market Outlook

The Corn Market

Corn is the most widely produced livestock feed grain in the United States, and the majority of the United States’ corn crop is used in livestock feed.  Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol.  Additionally, corn is used in ethanol production.

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2010-2011, the United States produced approximately 38% of all the corn globally; about 85% of the U.S. produced corn was sold domestically, while approximately 15% was exported.  For 2010-2011, global production of 831.36 Million Metric Tons (MMT) was exceeded by consumption of 849.58 MMT.  Besides the United States for the Crop Year 2010-2011, other principal world corn exporters included Argentina and South Africa.  Brazil, Canada, the Ukraine and China also produced significant corn exports.

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

The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On February 8, 2013, the USDA released its monthly World Agricultural and Supply and Demand Estimates for the Crop Year 2012-13. The USDA estimated that the yield per acre for U.S. production would be 123.4 bushels per acre with 97.2 million acres planted and 87.4 million acres harvested.  The yield per acre in the January 11 report was significantly reduced from the 147.2 bushels per acre estimated for the 2011-2012 Crop Year; the reduction was due to the drought conditions in the principal corn growing areas of the US. The total domestic supply of corn is estimated to be 11,869 million bushels with total usage, including exports, forecast at 11,237 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 632 million bushels, down significantly from the 1,128 million bushels for the 2010-11 Crop Year and from the 989 million bushels estimated for the 2011-2012 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 20.5 days for 2012-13, down significantly from the 28.8 days estimated for 2011-2012.

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

Over time, the price of natural gas fluctuates based on a number of market factors, including demand for the commodity relative to its supply. The value of Natural Gas contracts likewise fluctuates in reaction to a number of market factors. If investors seek to maintain their holdings in Natural Gas contracts with a roughly constant expiration profile and not take delivery of the natural gas, they must on an ongoing basis sell their current positions as they approach expiration and invest in later-to-expire contracts.

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

Demand for petroleum products by consumers, as well as agricultural, manufacturing and transportation industries, determines demand for crude oil by refiners.  Since product demand is linked to economic activity, crude oil demand will tend to reflect economic conditions.  According to the September 2012 Annual Energy Review published by the U.S. Energy Information Administration, for 2011, about 70% of petroleum was used for transportation, 24% by industry, 5% for residential and 1% for electricity production.  Changes in consumer behavior, such as mass transportation initiatives, alternative fuels, and change in economic standards in China and India may change petroleum consumption.  In addition, other factors such as weather also influence product and crude oil demand.

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

The Soybean Market

Global soybean production is concentrated in the central U.S., Brazil, Argentina, and China.  The United States Department of Agriculture has estimated that, for the Crop Year 2010-2011, the United States produced approximately 90.61 MMT of soybeans or approximately 34% of estimated world production, with Brazil producing just over 28% for 2010-2011 and Argentina almost 19%. For 2010-2011, global production of 263.59 MMT exceeded the consumption of 251.96 MMT.

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

The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On February 8, 2013, the USDA released its monthly World Agricultural and Supply and Demand Estimates for the Crop Year 2012-13. The USDA estimated that the yield per acre for U.S. production would be 39.6 bushels per acre with 77.2 million acres planted and 76.1 million acres harvested.  The yield per acre in the January 11 report is a reduction from the 41.9 bushels per acre estimated for the 2011-12 Crop Year; the reduction was due to the drought conditions in the principal soybean growing areas of the US. The total domestic supply of soybeans is estimated to be 3,204 million bushels with total usage, including exports, forecast at 3,080 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 125 million bushels, down significantly from the 215 million bushels for the 2010-11 Crop Year, and from the 169 million bushels estimated for the 2011-2012 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 14.8 days for 2012-13, down from the 19.6 days estimated for 2011-2012.

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

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. All of these reports are available on the USDA’s website, www.usda.gov, at no charge.

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union and India.  Typically, almost half of the U.S. wheat crop is exported, although the United States also imports some wheat, principally from Canada. Global wheat production was 652.24 MMT for 2010-2011, which was exceeded by consumption of 654.74 MMT.

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

If the futures market is in a state of backwardation (i.e., when the price of wheat in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing wheat prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. Over time, if backwardation remained constant, the differences would continue to increase. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing wheat prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Over time, if contango remained constant, the difference would continue to increase. Historically, the wheat futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the wheat market and the wheat harvest cycle.

 The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On February 8, 2013, the USDA released its monthly World Agricultural and Supply and Demand Estimates for the Crop Year 2012-13. The USDA estimated that the yield per acre for U.S. production would be 46.3 bushels per acre with 55.7 million acres planted and 49.0 million acres harvested.  The total domestic supply of wheat is estimated to be 3,142 million bushels with total usage, including exports, forecast at 2,450 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 691 million bushels, down significantly from the 862 million bushels for the 2010-11 Crop Year, and from the 743 million bushels estimated for the 2011-2012 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 102.9 days for 2012-13, down from the 121.6 days in 2011-2012.

The Sponsor’s Operations

The Sponsor established the Trust and caused the Trust to establish the first series, the Corn Fund, which commenced offering its Shares to the public on June 9, 2010. Two additional series of the Trust, the Natural Gas Fund and the Crude Oil Fund, commenced offering of shares in February 2011, three more series, namely the Sugar Fund, the Soybean Fund and the Wheat Fund, commenced offering of shares in September, 2011 and the Teucrium Agricultural Fund commenced operation on March 28, 2012. Aside from establishing these series, operating those series that have commenced offering their shares and obtaining capital from a small number of outside investors in order to engage in these activities, the Sponsor did not engage in any business activity.

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

The Sponsor maintains websites on behalf of each of the Funds. The total portfolio composition of each Fund is disclosed on the Fund’s website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Commodity Futures Contract held and those that are pending, the name and value of each Treasury security and cash equivalent held in the Fund, and the amount of cash held in the Fund’s portfolio. Each Fund’s website also includes the NAV, the 4 p.m. Bid/Ask Midpoint as reported by the NYSE Arca, the last trade price as reported by the NYSE Arca, the shares outstanding, the shares available for issuance, and the shares created or redeemed on that day. The prospectus, Monthly Statement of Account, Quarterly Performance of the Midpoint versus the NAV (as required by the CFTC), and the Roll Dates, as well as Form 10-Qs, Form 10-Ks, and other SEC filings for that Fund, are also posted on the website. Each Fund’s website is publicly accessible at no charge. The website for CORN is www. Teucriumcornfund.com; for NAGS is www. Teucriumnagsfund.com; for CRUD is www. Teucriumcrudfund.com; for CANE is www. Teucriumcanefund.com; for SOYB is www. Teucriumsoybfund.com; for WEAT is www. Teucriumweatfund.com; and for TAGS is www. Teucriumtagsfund.com. The website address for the Sponsor is www. Teucrium.com.

The Sponsor receives a fee as compensation for services performed under the Trust Agreement, except in the case of TAGS where there is no such fee. The Sponsor’s fees accrue daily and are paid monthly at an annual rate of 1.00% of the average daily net assets of each Fund. The Sponsor receives no compensation from the Funds other than such fee. Each Fund is also generally responsible for other ongoing fees, costs and expenses of its operations, including brokerage fees, SEC and FINRA registration fees, and legal, printing, accounting, custodial, administration and transfer agency costs, although the Sponsor has borne or will bear the costs and expenses related to the initial offer and sale of Shares. In addition, the Sponsor may choose to waive, for a period of time at its discretion, the collection of the Sponsor Fee or certain other fees for any of the Funds.

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

Management of the Sponsor

In general, under the Sponsor’s Amended and Restated Limited Liability Company Operating Agreement, as amended from time to time, the Sponsor (and as a result the Trust and the Fund) is managed by the officers of the Sponsor.  The Chief Executive Officer of the Sponsor is responsible for the overall strategic direction of the Sponsor and will have general control of its business.  The Chief Operating Officer of the Sponsor is primarily responsible for trade operations and portfolio activities with respect to the Fund and each of the Teucrium Funds.  The Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer acts as the Sponsor’s principal financial and accounting officer, which position includes the functions previously performed by the Treasurer of the Sponsor, and administers the Sponsor’s regulatory compliance programs.  The President and Chief Investment Officer is primarily responsible for new investment product development and serves as the primary media spokesperson for the Sponsor. Furthermore, certain fundamental actions regarding the Sponsor, such as the removal of officers, the addition or substitution of members, or the incurrence of liabilities other than those incurred in the ordinary course of business and de minimis liabilities, may not be taken without the affirmative vote of a majority of the Class A members (which is generally defined as the affirmative vote of Mr. Gilbertie and one of the other two Class A members).  The Sponsor has no board of directors, and the Trust has no board of directors or officers.  The three Class A members of the Sponsor are Sal Gilbertie, Dale Riker and Carl N. Miller III.

The Officers of the Sponsor, two of whom are also Class A members of the Sponsor, are the following:

Sal Gilbertie,who has been the President of the Sponsor since its inception and its Chief Investment Officer since September 2011, was approved by the NFA as a principal of the Sponsor on September 23, 2009, and was registered as an associated person of the Sponsor on November 10, 2009. He maintains his main business office at 653A Garcia, Santa Fe, New Mexico 87505.  Effective July 16, 2012, Mr. Gilbertie was registered with the NFA as the Branch Manager for this location. From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, a futures commission merchant and broker-dealer registered with the CFTC and the SEC (whose business is described in greater detail in the section “Clearing Broker”), where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over-the-counter derivatives trader and market maker in multiple classes of commodities.  Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., a futures commission merchant and an affiliate of Newedge USA, LLC.  From October 1998 until October 2005, Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank.  While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day-to-day activities of the business and the portfolio of both companies.  Mr. Gilbertie is 52 years old.

Dale Riker has been the Secretary of the Sponsor since January 2010 and its Chief Executive Officer since September 2011, and was approved by the NFA as a principal of the Sponsor on October 29, 2009, and was registered as an associated person of the Sponsor on February 17, 2010.  He maintains his main business office at 232 Hidden Lake Road, Brattleboro, Vermont 05301 and is responsible for the overall strategic direction of the Sponsor and has general control of its business.  Mr. Riker was Treasurer of the Sponsor from its inception until September 2011.  From February 2005 to the present, Mr. Riker has been President of Cambial Emerging Markets LLC, a consulting company specializing in emerging market equity investment.  As President of Cambial Emerging Markets LLC, Mr. Riker had responsibility for business strategy, planning and operations.  From July 1996 to February 2005, Mr. Riker was a private investor.  Mr. Riker is married to the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of the Sponsor, Barbara Riker. Mr. Riker is 55 years old.

Barbara Riker began working for the Sponsor in July 2010 providing accounting and compliance support. She has been the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer for Teucrium since September 2011, was approved by the NFA as a principal of the Sponsor on October 19, 2011, and has a background in finance, accounting, investor relations, corporate communications and operations.  She maintains her main business office at 232 Hidden Lake Road, Brattleboro, Vermont 05301.  From September 1980 to February 1993, Ms. Riker worked in various financial capacities for Pacific Telesis Group, the California-based Regional Bell Operating Company, and its predecessors.  In February 1993, with the spin-off of AirTouch Communications from Pacific Telesis Group, Ms. Riker was selected to lead the Investor Relations team for the global mobile phone operator.  In her capacity as Executive Director – Investor Relations and Corporate Communications from February 1993 to June 1995, AirTouch completed its initial public offering and was launched as an independent publicly-traded company. In June 1995, she was named Chief Financial Officer of AirTouch International and, in addition to her other duties, served on the board of several of the firm’s joint ventures, both private and public, across Europe.  In June 1997, Ms. Riker moved into an operations capacity as the District General Manager for AirTouch Paging’s San Francisco operations.  In February 1998 she was named Vice President and General Manager of AirTouch Cellular for Arizona and New Mexico.  Ms. Riker retired in July 1999, coincident with the purchase of AirTouch by Vodafone PLC and remained retired until she began working for the Sponsor.  Ms. Riker graduated with a Bachelor of Science in Business Administration from Cal State – East Bay in 1980.   Ms. Riker is married to the Chief Executive Officer of the Sponsor, Dale Riker. Ms. Riker is 54 years old.

Steve Kahler, Chief Operating Officer, began working for the Sponsor in November 2011 as Managing Director in the trading division. He became the Chief Operating Officer on May 24, 2012 and has primary responsibility for the Trade Operations for the Funds. He maintains his main business office at 13520 Excelsior Blvd., Minnetonka, MN 55345. Mr. Kahler was registered as an Associated Person of the Sponsor on November 25, 2011, approved as a Branch Manager of the Sponsor on March 16, 2012 and approved by the NFA as a Principal of the Sponsor on May 16, 2012. Prior to his employment with the Sponsor, Mr. Kahler worked for Cargill Inc., an international producer and marketer of food, agricultural, financial and industrial products and services, from April 2006 until November 2011 in the Energy Division as Senior Petroleum Trader. In October 2006 and while employed at Cargill Inc., Mr. Kahler was approved as an NFA member registered Associated Person under Cargill Commodity Services Inc., a commodity trading affiliate of Cargill Inc. from September 13, 2006 to November 9, 2011. Mr. Kahler graduated from the University of Minnesota with a Bachelors of Agricultural Business Administration in 1992 and is 45 years old.

The third Class-A member of the Sponsor is the following:

Carl N. (Chuck) Miller III was approved by the NFA as a principal of the Sponsor on November 10, 2009 and was registered as an associated person of the Sponsor on April 19, 2010.  He maintains his main business office at 653A Garcia, Santa Fe, New Mexico 87505.  Mr. Miller has certain voting authority as a Class A member of the Sponsor as described above, but is not involved with the Sponsor’s day-to-day trading or operations.

Mr. Kahler is primarily responsible for making trading and investment decisions for the Fund and other Teucrium Funds, and for directing Fund and other Teucrium Fund trades for execution.

Messrs. Gilbertie, Riker, Kahler and Miller and Ms. Riker are individual “principals,” as that term is defined in CFTC Rule 3.1, of the Sponsor. These individuals are principals due to their positions and/or due to their ownership interests in the Sponsor. Beneficial ownership interests of the principals, if any, are shown under the section entitled “Security Ownership of Principal Shareholders and Management” below and any of the principals may acquire beneficial interests in the Fund in the future. In addition, each of the three Class A members of the Sponsor are registered with the CFTC as associated persons of the Sponsor and are NFA associate members. GFI Group LLC is a principal for the Sponsor under CFTC Rules due to its ownership of certain non-voting securities of the Sponsor.

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

Clearing Broker

Currently, Newedge USA, LLC (“Newedge”) serves as the clearing broker for the Funds to execute and clear the Funds’ futures transactions and provide other brokerage-related services. For the TAGS, Newedge will serve as that Fund’s clearing broker to execute and clear futures transactions, while the Bank of New York Mellon serves as the primary broker for securities-related trades forth at fund. Newedge USA’s affiliate, Newedge Alternative Strategies, Inc. (“NAST”), may execute foreign exchange or other over-the-counter transactions with the Funds. Newedge USA and NAST are subsidiaries of Newedge Group.  Newedge is a futures commission merchant and broker-dealer registered with the U.S. Commodity Futures Trading Commission and the U.S. Securities and Exchange Commission.  In its capacity as a broker-dealer, Newedge may act as an Authorized Purchaser for each of the Funds and, accordingly, may engage in the marketing and distribution of shares of the Funds.  Newedge is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation.  NAST is an eligible swap participant that is not registered or required to be registered with the CFTC or the SEC, and is not a member of any exchange.

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

Fees and Compensation Arrangements with the Sponsor and Non-Affiliated Service Providers

Service Provider	Compensation Paid by the Fund
Teucrium Trading, LLC, Sponsor	1.00% of average net assets annually
The Bank of New York Mellon, Custodian, Transfer Agent and Administrator

For custody services:  0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges

For transfer agency services:  0.0075% of average gross assets annually

For administrative services:  0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually

A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services is assessed.

Foreside Fund Services, LLC, Distributor

The Distributor receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $85,592 for all Teucrium Funds, along with certain expense reimbursements, currently estimated at $25,600, for a two year period related to its services for all Teucrium Funds.

Under the Securities Activities and Service Agreement (the “SASA”), the Distributor receives compensation for its activities on behalf of the Teucrium Funds which is estimated not to exceed an aggregate for the Teucrium Funds of $40,000 per year and $80,000 for the initial offering period. In addition, the Distributor receives certain expense reimbursements relating to the registration, continuing education and other administrative expenses of the Registered Representatives in relation to the Teucrium Funds, currently estimated at $26,500 per year and approximately $53,000 for the initial offering period.

Newedge USA, LLC, Futures Commission Merchant and Clearing Broker	$4.00 per Futures Contract purchase or sale for CORN, SOYB, CANE and WEAT; $2.97 per Futures Contract purchase or sale for NAGS and CRUD

Wilmington Trust Company, Trustee	$3,300 annually for the Trust

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis.  NAV is calculated by taking the current market value of the Fund’s total assets and subtracting any liabilities.

Form of Shares

Registered Form

For all the Funds, Shares are issued in registered form in accordance with the Trust Agreement.  The Custodian has been appointed registrar and transfer agent for the purpose of transferring Shares in certificated form.  The Custodian keeps a record of all Shareholders and holders of the Shares in certificated form in the registry (Register).  The Sponsor recognizes transfers of Shares in certificated form only if done in accordance with the Trust Agreement.  The beneficial interests in such Shares are held in book-entry form through participants and/or accountholders in DTC.

Book Entry

For all Funds, individual certificates are not issued for the Shares.  Instead, Shares are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC.  The global certificates evidence all of the Shares outstanding at any time.  Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (DTC Participants), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (Indirect Participants), and (3) those who hold interests in the Shares through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of Shares.  DTC Participants acting on behalf of investors holding Shares through such participants accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System.  Shares are credited to DTC Participants securities accounts following confirmation of receipt of payment.

DTC

DTC has advised us as follows:  It is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act.  DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Transfer of Shares

For all Funds, the Shares are only transferable through the book-entry system of DTC.  Shareholders who are not DTC Participants may transfer their Shares through DTC by instructing the DTC Participant holding their Shares (or by instructing the Indirect Participant or other entity through which their Shares are held) to transfer the Shares.  Transfers are made in accordance with standard securities industry practice.

Transfers of interests in Shares with DTC are made in accordance with the usual rules and operating procedures of DTC and the nature of the transfer.  DTC has established procedures to facilitate transfers among the participants and/or accountholders of DTC.  Because DTC can only act on behalf of DTC Participants, who in turn act on behalf of Indirect Participants, the ability of a person or entity having an interest in a global certificate to pledge such interest to persons or entities that do not participate in DTC, or otherwise take actions in respect of such interest, may be affected by the lack of a certificate or other definitive document representing such interest.

DTC has advised us that it will take any action permitted to be taken by a Shareholder (including, without limitation, the presentation of a global certificate for exchange) only at the direction of one or more DTC Participants in whose account with DTC interests in global certificates are credited and only in respect of such portion of the aggregate principal amount of the global certificate as to which such DTC Participant or Participants has or have given such direction.

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

Authorized Purchasers are the only persons that may place orders to create and redeem baskets.  Authorized Purchasers must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions, and (2)DTC Participants.  To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with the Sponsor.  The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the cash required for such creations and redemptions.  The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by the Sponsor, without the consent of any Shareholder or Authorized Purchaser.  Authorized Purchasers pay a transaction fee to the Sponsor for each order they place to create one or more baskets and a fee per basket when they redeem baskets. The table below details these fees for the Funds as of December 31, 2012.

NAGS (50,000 units per basket)

Creation Fee	$500 per order
Redemption Fee	$500 per basket

CORN, CRUD, CANE, WEAT, SOYB, and TAGS (25,000 units per basket)

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

Each Authorized Purchaser will be required to be registered as a broker-dealer under the 1934 Act and a member in good standing with FINRA, or be exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires.  Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations.  Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Purchaser Agreement, the Sponsor has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

There are a minimum number of baskets and associated shares specified for each Fund in the respective Form S-1 amendments or supplements. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. As of December 31, 2012 these minimum levels are as follows:

CORN: 50,000 shares representing 2 baskets

NAGS: 100,000 shares representing 2 baskets

CRUD: 50,000 shares representing 2 baskets (at minimum level as of December 31, 2012)

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets (at minimum level as of December 31, 2012)

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Purchaser Agreement for more detail, each of which has been incorporated by reference as an exhibit to the registration statement for each of the Funds.

The Flow of Shares

Primary Market
Fund
Through the Custodian, acting in its capacity as transfer agent, the Authorized Purchaser will place an order for a Creation Basket and in turn deposit Treasuries and/or cash with the Fund
The Fund will create the required number of Shares and deliver them to the Authorized Purchaser
Authorized Purchaser
Retail Trading
Shares will be deposited with DTC, and the Authorized Purchaser may sell directly to brokers or retail investors
Shares will be deposited with DTC and listed and traded on the NYSE Arca
Market Maker/Specialist
Shares are available to investors
Secondary Market
Brokers and Retail Trading

Calculating the Net Asset Value

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

In determining the value of the Futures Contracts for each Fund, the Administrator uses the closing price on the exchange on which the commodity is traded, commonly referred to as the settlement price. The time of settlement for each exchange is determined by that exchange and may change from time to time. As of December 31, 2012 the typical settlement times are as follows: 3:00 p.m., New York time for the CBOT; 2:30 p.m., New York time for the NYMEX, and 1:30 p.m., New York time, for the ICE.  The Administrator determines the value of all other investments for each Fund as of the earlier of the close of the New York Stock Exchange or 4:00 p.m., New York time, in accordance with the current Services Agreement between the Administrator and the Trust.

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

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the transfer agent to create one or more baskets for a Fund.  For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, CBOT, ICE, or the New York Stock Exchange is closed for regular trading.  Purchase orders must be placed by noon New York time or the close of regular trading on the New York Stock Exchange, whichever is earlier for CRUD, CANE, TAGS and NAGS and by 1:15pm New York time or the close of regular trading on the New York Stock Exchange, whichever is earlier for CORN, SOYB and WEAT.  The day on which the Custodian receives a valid purchase order is referred to as the purchase order date.

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

Determination of Required Deposits

The total deposit required to create each basket (Creation Basket Deposit) is the amount of Treasury Securities, cash and/or commodity futures that is in the same proportion to the total assets of the applicable Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the purchase order date.  The Sponsor determines, directly in its sole discretion or in consultation with the Custodian, the requirements for Treasury Securities, cash and/or commodity futures, including the remaining maturities of the Treasury Securities and proportions of Treasury Securities that may be included in deposits to create baskets.  If Treasury Securities are to be included in a Creation Basket Deposit for orders placed on a given business day, the Distributor will publish an estimate of the Creation Basket Deposit requirements at the beginning of such day.

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

Rejection of Purchase Orders

The Sponsor acting by itself or through the Distributor or Custodian may reject a purchase order or a Creation Basket Deposit if:

•	it determines that, due to position limits or otherwise, investment alternatives that will enable that Fund to meet its investment objective are not available or practicable at that time;

•	it determines that the purchase order or the Creation Basket Deposit is not in proper form;

•	it believes that acceptance of the purchase order or the Creation Basket Deposit would have adverse tax consequences to that Fund or its Shareholders;

•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful;

•	circumstances outside the control of the Sponsor, Distributor or Custodian make it, for all practical purposes, not feasible to process creations of baskets;

•	there is a possibility that any or all of the Benchmark Component Futures Contracts of the Fund on the applicable exchange from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or

•	if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its Shareholders.

None of the Sponsor, Distributor or Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

In addition, the Sponsor may reject a previously placed purchase order at any time prior to the order cut-off time, if in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of a Fund or its Shareholders.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets.  On any business day, an Authorized Purchaser may place an order with the Distributor to redeem one or more baskets.  Redemption orders must be placed by noon or 1:15 pm, New York time,depending on the Fund, or the close of regular trading on the New York Stock Exchange, whichever is earlier.  A redemption order so received will be effective on the date it is received in satisfactory form by the Custodian.  The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual Shareholder to redeem any Shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser.  By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to a Fund by the end of the next business day following the effective date of the redemption order for all funds other than TAGS or by the end of the third business day for TAGS, or by the end of such later business day, not to exceed three business days after the effective date of the redemption order, as agreed to between the Authorized Purchaser and the Distributor when the redemption order is placed (the “Redemption Settlement Date”).  Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Custodian the non-refundable transaction fee due for the redemption order.  An Authorized Purchaser may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

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

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca, CBOT, NYMEX or ICE is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or any of the applicable exchanges, is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasury Securities is not reasonably practicable, (3) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders, (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of the applicable Fund on the exchange from which the NAV of the Fund is calculated will be priced at a daily price limit restriction, or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its Shareholders.

For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of a Fund’s assets at an appropriate value to fund a redemption.  If the Sponsor has difficulty liquidating a Fund’s positions, e.g., because of a market disruption event in the futures markets or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified.  None of the Sponsor, the Distributor, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. The Sponsor will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.  The Sponsor may also reject a redemption order if the number of Shares being redeemed would reduce the remaining outstanding Shares below the minimum levels established or less, unless the Sponsor has reason to believe that the placer of the redemption order does in fact possess all the outstanding Shares and can deliver them. As of December 31, 2012 these minimum levels are as follows:

CORN: 50,000 shares representing 2 baskets

NAGS: 100,000 shares representing 2 baskets

CRUD: 50,000 shares representing 2 baskets (at minimum level as of December 31, 2012)

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets (at minimum level as of December 31, 2012)

Creation and Redemption Transaction Fees

To compensate the Sponsor for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to the Sponsor. The fees as of December 31, 2012 are as follows:

NAGS (50,000 units per basket)

Creation Fee	$500 per order
Redemption Fee	$500 per basket

CORN, CRUD, CANE, WEAT, SOYB, and TAGS (25,000 units per basket)

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

Price Range of Shares

The following table sets forth the range of reported high and low closing prices of the shares for each Operating Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2011 and 2012 for those quarters in which it operated from the commencement of operations.

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Corn Fund (symbol “CORN”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2012 :	High	Low
Quarter Ended
March 31, 2012	$42.62	$37.59
June 30, 2012	$42.14	$35.47
September 30, 2012	$52.67	$43.53
December 31, 2012	$49.33	$43.90

Fiscal Year Ended December 31, 2011 :	High	Low
Quarter Ended
March 31, 2011	$44.25	$37.43
June 30, 2011	$48.23	$40.50
September 30, 2011	$50.40	$39.88
December 31, 2011	$44.09	$37.94

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Natural Gas Fund (symbol “NAGS) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2012 :	High	Low
Quarter Ended
March 31, 2012	$14.03	$10.94
June 30, 2012	$12.20	$10.16
September 30, 2012	$12.81	$10.90
December 31, 2012	$13.54	$11.49

Fiscal Year Ended December 31, 2011 :	High	Low
Quarter Ended
March 31, 2011	$25.07	$22.14
June 30, 2011	$24.51	$21.24
September 30, 2011	$22.16	$18.34
December 31, 2011	$18.05	$13.88

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium WTI Crude Oil Fund (symbol “CRUD”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2012:	High	Low
Quarter Ended
March 31, 2012	$48.81	$44.00
June 30, 2012	$47.24	$35.77
September 30, 2012	$42.72	$37.83
December 31, 2012	$40.50	$37.50

Fiscal Year Ended December 31, 2011:	High	Low
Quarter Ended
March 31, 2011	$53.37	$49.83
June 30, 2011	$56.05	$46.10
September 30, 2011	$50.10	$38.08
December 31, 2011	$45.54	$37.48

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Soybean Fund (symbol “SOYB”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2012 :	High	Low
Quarter Ended
March 31, 2012	$24.10	$21.10
June 30, 2012	$24.66	$22.01
September 30, 2012	$28.85	$24.72
December 31, 2012	$26.46	$23.53

Fiscal Year Ended December 31, 2011 :	High	Low
Quarter Ended
March 31, 2011	$-	$-
June 30, 2011	$-	$-
September 30, 2011	$25.08	$22.13
December 31, 2011	$23.28	$20.42

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Sugar Fund (symbol “CANE”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2012 :	High	Low
Quarter Ended
March 31, 2012	$24.66	$22.69
June 30, 2012	$23.95	$18.63
September 30, 2012	$21.02	$17.96
December 31, 2012	$19.56	$16.96

Fiscal Year Ended December 31, 2011:	High	Low
Quarter Ended
March 31, 2011	$-	$-
June 30, 2011	$-	$-
September 30, 2011	$25.57	$23.33
December 31, 2011	$26.31	$22.55

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Wheat Fund (symbol “WEAT”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2012 :	High	Low
Quarter Ended
March 31, 2012	$22.46	$20.05
June 30, 2012	$22.08	$18.60
September 30, 2012	$25.35	$22.40
December 31, 2012	$25.05	$21.07

Fiscal Year Ended December 31, 2011 :	High	Low
Quarter Ended
March 31, 2011	$-	$-
June 30, 2011	$-	$-
September 30, 2011	$24.87	$22.70
December 31, 2011	$24.03	$20.22

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Agricultural Fund (symbol “TAGS”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2012 :	High	Low
Quarter Ended
March 31, 2012	$50.66	$49.00
June 30, 2012	$51.00	$45.25
September 30, 2012	$66.98	$51.00
December 31, 2012	$53.25	$48.59

The Trust Agreement

The following paragraphs are a summary of certain provisions of the Trust Agreement. The following discussion is qualified in its entirety by reference to the Trust Agreement.

Authority of the Sponsor

The Sponsor is generally authorized to perform all acts deemed necessary to carry out the purposes of the Trust and to conduct the business of the Trust. The Trust and the Fund will continue to exist until terminated in accordance with the Trust Agreement. The Sponsor’s authority includes, without limitation, the right to take the following actions:

•	To enter into, execute, deliver and maintain contracts, agreements and any other documents as may be in furtherance of the Trust’s purpose or necessary or appropriate for the offer and sale of the Shares and the conduct of Trust activities;
•	To establish, maintain, deposit into, sign checks and otherwise draw upon accounts on behalf of the Trust with appropriate banking and savings institutions, and execute and accept any instrument or agreement incidental to the Trust’s business and in furtherance of its purposes;
•	To supervise the preparation and filing of any registration statement (and supplements and amendments thereto) for the Fund;
•	To adopt, implement or amend, from time to time, such disclosure and financial reporting, information gathering and control policies and procedures as are necessary or desirable to ensure compliance with applicable disclosure and financial reporting obligations under any applicable securities laws;
•	To make any necessary determination or decision in connection with the preparation of the Trust’s financial statements and amendments thereto;
•	To prepare, file and distribute, if applicable, any periodic reports or updates that may be required under the 1934 Act, the CEA or rules and regulations promulgated thereunder;
•	To pay or authorize the payment of distributions to the Shareholders and expenses of the Fund;
•	To make any elections on behalf of the Trust under the Code, or any other applicable U.S. federal or state tax law as the Sponsor shall determine to be in the best interests of the Trust; and
•	In its sole discretion, to determine to admit an affiliate or affiliates of the Sponsor as additional Sponsors.

The Sponsor’s Obligations

In addition to the duties imposed by the Delaware Trust Statute and under the Trust Agreement, the Sponsor has the following obligations as a sponsor of the Trust:

•	Devote to the business and affairs of the Trust such of its time as it determines in its discretion (exercised in good faith) to be necessary for the benefit of the Trust and the shareholders of the Teucrium Funds;
•	Execute, file, record and/or publish all certificates, statements and other documents and do any and all other things as may be appropriate for the formation, qualification and operation of the Trust and for the conduct of its business in all appropriate jurisdictions;
•	Appoint and remove independent public accountants to audit the accounts of the Trust and employ attorneys to represent the Trust;
•	Use its best efforts to maintain the status of the Trust and each Teucrium Fund as a statutory trust for state law purposes and as a partnership for U.S. federal income tax purposes;
•	Invest, reinvest, hold uninvested, sell, exchange, write options on, lease, lend and, subject to certain limitations set forth in the Trust Agreement, pledge, mortgage and hypothecate the estate of each Teucrium Fund in accordance with the purposes of the Trust and any registration statement filed on behalf of a Fund, the Underlying Funds or any other Teucrium Funds;

•	Have fiduciary responsibility for the safekeeping and use of the Trust’s assets, whether or not in the Sponsor’s immediate possession or control;
•	Enter into and perform agreements with Authorized Purchasers, receive from Authorized Purchasers and process properly submitted purchase orders, receive Creation Basket Deposits, deliver or cause the delivery of Creation Baskets to the Depository for the account of the Authorized Purchaser submitting a purchase order;
•	Receive from Authorized Purchasers and process, or cause the Distributor or other Fund service provider to process, properly submitted redemption orders, receive from the redeeming Authorized Purchasers through the Depository, and thereupon cancel or cause to be cancelled, Shares corresponding to the Redemption Baskets to be redeemed;
•	Interact with the Depository; and
•	Delegate duties to one or more administrators, as the Sponsor determines.

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

Liability and Indemnification

Under the Trust Agreement, the Sponsor, the Trustee and their respective Affiliates (collectively, Covered Persons) shall have no liability to the Trust, the Funds, or to any Shareholder for any loss suffered by the Trust or the Funds which arises out of any action or inaction of such Covered Person if such Covered Person, in good faith, determined that such course of conduct was in the best interest of the Trust or the Funds and such course of conduct did not constitute gross negligence or willful misconduct of such Covered Person.  A Covered Person shall not be liable for the conduct or willful misconduct of any administrator or other delegatee selected by the Sponsor with reasonable care, provided, however, that the Trustee and its Affiliates shall not, under any circumstances be liable for the conduct or willful misconduct of any administrator or other delegatee or any other person selected by the Sponsor to provide services to the Trust.

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

The Trust Agreement provides that the Sponsor and the Trust shall indemnify the Trustee and its successors, assigns, legal representatives, officers, directors, shareholders, employees, agents and servants (the Trustee Indemnified Parties) against any liabilities, obligations, losses, damages, penalties, taxes, claims, actions, suits, costs, expenses or disbursements which may be imposed on a Trustee Indemnified Party relating to or arising out of the formation, operation or termination of the Trust, the execution, delivery and performance of any other agreements to which the Trust is a party, or the action or inaction of the Trustee under the Trust Agreement or any other agreement, except for expenses resulting from the gross negligence or willful misconduct of a Trustee Indemnified Party. Further, certain officers of the Sponsor are insured against liability for certain errors or omissions which an officer may incur or that may arise out of his or her capacity as such.

In the event the Trust is made a party to any claim, dispute, demand or litigation or otherwise incurs any liability or expense as a result of or in connection with any Shareholder’s (or assignee’s) obligations or liabilities unrelated to the Trust business, such Shareholder (or assignees cumulatively) is required under the Trust Agreement to indemnify the Trust for all such liability and expense incurred, including attorney and accountant fees.

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

Meetings

Meetings of the Shareholders of the Trust’s Series may be called by the Sponsor and will be called by it upon the written request of Shareholders holding at least 25% of the Shares of the Trust or the Fund, as applicable (not including Shares acquired by the Sponsor through its initial capital contribution), to vote on any matter with respect to which Shareholders have a right to vote under the Trust Agreement.  The Sponsor shall deposit in the United States mail or electronically transmit written notice to all Shareholders of the Fund of the meeting and the purpose of the meeting, which shall be held on a date not less than 30 nor more than 60 days after the date of mailing of such notice, at a reasonable time and place.  When the meeting is being requested by Shareholders, the notice of the meeting shall be mailed or transmitted within 45 days after receipt of the written request from Shareholders.  Any notice of meeting shall be accompanied by a description of the action to be taken at the meeting.  Shareholders may vote in person or by proxy at any such meeting.  Any action required or permitted to be taken by Shareholders by vote may be taken without a meeting by written consent setting forth the actions so taken.  Such written consents shall be treated for all purposes as votes at a meeting.  If the vote or consent of any Shareholder to any action of the Trust, a Fund, the Funds or any Shareholder, as contemplated by the Trust Agreement, is solicited by the Sponsor, the solicitation shall be effected by notice to each Shareholder given in the manner provided in accordance with the Trust Agreement.

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

Limited Liability of Shareholders

Shareholders shall be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit organized under the general corporation law of Delaware, and no Shareholder shall be liable for claims against, or debts of the Trust or the Fund in excess of his share of a Fund’s assets.  The Trust or a Fund shall not make a claim against a Shareholder with respect to amounts distributed to such Shareholder or amounts received by such Shareholder upon redemption unless, under Delaware law, such Shareholder is liable to repay such amount.

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

Every written note, bond, contract, instrument, certificate or undertaking made or issued by the Sponsor on behalf of the Trust or a Fund shall give notice to the effect that the same was executed or made by or on behalf of the Trust or a Fund and that the obligations of such instrument are not binding upon the Shareholders individually but are binding only upon the assets and property of a Fund and no recourse may be had with respect to the personal property of a Shareholder for satisfaction of any obligation or claim.

The Sponsor Has Conflicts of Interest

There are present and potential future conflicts of interest in the Trust’s structure and operation you should consider before investing in any of the Teucrium Funds. The Sponsor may use this notice of conflicts as a defense against any claim or other proceeding made.

The Sponsor’s principals, officers and employees do not devote their time exclusively to the Fund.  Under the organizational documents of the Sponsor, Mr. Sal Gilbertie and Mr. Dale Riker are obligated to use commercially reasonable efforts to manage the Sponsor, devote such amount of time to the Sponsor as would be consistent with their roles in similarly placed commodity pool operators, and remain active in managing the Sponsor until they are no longer managing members of the Sponsor or the Sponsor dissolves.  In addition, the Sponsor expects that operating the Teucrium Funds will generally constitute the principal and a full-time business activity of its principals, officers and employees.  Notwithstanding these obligations and expectations, the Sponsor’s principals may be directors, officers or employees of other entities, and may manage assets of other entities, including the other Teucrium Funds, through the Sponsor or otherwise.  In particular, the principals could have a conflict between their responsibilities to the Funds on the one hand and to those other entities on the other.  The Sponsor believes that it currently has sufficient personnel, time, and working capital to discharge its responsibilities to the Funds in a fair manner and that these persons’ conflicts should not impair their ability to provide services to the Funds.  However, it is not possible to quantify the proportion of their time that the Sponsor’s personnel will devote to the Funds and its management.

The Sponsor and its principals, officers and employees may trade futures and related contracts for their own accounts.  Shareholders will not be permitted to inspect the trading records of such persons or any written policies of the Sponsor related to such trading.  A conflict of interest may exist if their trades are in the same markets and at approximately the same times as the trades for the Funds.  A potential conflict also may occur when the Sponsor’s principals trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by the Funds.

The Sponsor has sole current authority to manage the investments and operations of the Funds, and this may allow it to act in a way that furthers its own interests rather than your best interests.  Shareholders have very limited voting rights, which will limit the ability to influence matters such as amendment of the Trust Agreement, change in the Funds’ basic investment policies, or dissolution of a Fund or the Trust.

The Sponsor serves as the Sponsor to the Teucrium Funds, and may in the future serve as the Sponsor or investment adviser to commodity pools other than the Teucrium Funds.  The Sponsor may have a conflict to the extent that its trading decisions for the Funds may be influenced by the effect they would have on the other pools it manages.  In addition, the Sponsor may be required to indemnify the officers and directors of the other pools, if the need for indemnification arises.  This potential indemnification will cause the Sponsor’s assets to decrease.  If the Sponsor’s other sources of income are not sufficient to compensate for the indemnification, it could cease operations, which could in turn result in Fund losses and/or termination of one or more Funds.

If the Sponsor acquires knowledge of a potential transaction or arrangement that may be an opportunity for a Fund, it shall have no duty to offer such opportunity to that Fund.  The Sponsor will not be liable to the Funds or the Shareholders for breach of any fiduciary or other duty if Sponsor pursues such opportunity or directs it to another person or does not communicate such opportunity to the Funds.  Neither the Funds nor any Shareholder has any rights or obligations by virtue of the Trust Agreement, the trust relationship created thereby, or the prospectus of any Fund in such business ventures or the income or profits derived from such business ventures.  The pursuit of such business ventures, even if competitive with the activities of the Funds, will not be deemed wrongful or improper.

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

The Dodd-Frank Act which was enacted in response to the economic crisis of 2008 and 2009, significantly alters the regulatory regime to which the securities and commodities markets are subject. In particular, the Dodd-Frank Act alters the regulation of commodity interests. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including energy-based, metal and agricultural commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that are currently entered into in the over-the-counter market. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered derivatives clearing organizations (DCOs). This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective February 1, 2013. On March 11, 2013, “swap dealers,” “major swap participants,” and certain active funds will be required to clear certain credit default swaps and interest rate swaps. Determination on other types of swaps are expected in the future, and when finalized, could require the Funds to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. In late 2011, the CFTC adopted rules that impose new position limits on Reference Contracts involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28th decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect the Fund, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits accountability levels for agricultural and certain energy products (e.g., oil and gas). As a result, the Fund may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Reference Contracts held by a single entity and its affiliates, regardless of whether such positions existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect the Fund, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of the Fund to meet its investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Fund.

The CFTC, along with the SEC and other federal regulators, have been tasked with developing the rules and regulations enacting the provisions noted above. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, but it continues to issue proposed versions of additional rules that it has authority to promulgate. In addition, the CFTC has begun to issue final rules under the Dodd-Frank Act, including rules relating to recordkeeping and reporting of swap transactions, mandatory clearing of certain classes of credit default swaps and interest rate swaps, as well as the definition of key terms such as “swap” and “swap dealer.” Final rules are likely to continue to be adopted throughout 2013.

The CFTC published final rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the Commodity Exchange Act and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties, such as the Funds, in the form of higher fees and expenses that relate to trading swaps.

On December 18, 2012, the CFTC deferred the compliance date for many of the Dodd-Frank’s external business conduct standards from December 31, 2012 to May 1, 2013, and for some requirements to July 1, 2013, providing swap dealers an additional four to six months from the original compliance date.

On December 5, 2012, the CFTC’s Division of Market Oversight issued a letter providing swap dealers with time-limited no-action relief from swap data reporting obligations with respect to equity swaps, foreign exchange swaps and other commodity swaps. For these asset classes, the letter provides swap dealers with reporting relief (i) with respect to real-time price reporting and regular swap reporting (under Parts 43 and 45 of the CFTC’s regulations, respectively), until February 28, 2013, and (ii) historical swap reporting requirements (under Part 46 of the CFTC’s regulations) until March 30, 2013.

On December 21, 2012, the CFTC’s Division of Market Oversight issued two additional letters providing certain swap dealers with time-limited no-action relief from swap data reporting obligations. One letter provides relief reporting requirements for branches of swap dealers located in emerging markets who encounter technical difficulties in complying with the reporting rules. The letter also provides that swap dealers may delay reporting compliance for certain complex and exotic swaps until April 30, 2013. Under a second letter, all swap dealers have until April 10, 2013 to report certain information about their counterparties, including: 1) status as a major swap participant, 2) a financial entity, and 3) a U.S. Person or a commercial end-user.

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

SEC Reports

The Sponsor makes available, free of charge, on the website for each Fund, the annual reports on Form 10-K for the Trust, the quarterly reports on Form 10-Q for the Trust, current reports on Form 8-K and amendments to these reports. These reports are also available from the SEC through that agency’s website at: www.sec.gov and will be provided free of charge in paper or electronically on request.

CFTC Reports

The Sponsor makes available, free of charge, on the website for each Fund, the monthly reports required to be filed pursuant to Rule 4.22(h) under the Commodity Exchange Act.

Intellectual Property

The Sponsor has a patent pending on certain business methods and procedures used with respect to the Funds.

Item 1A. Risk Factors

The risk factors should be read in conjunction with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and the Results of Operations, as well as the financial statements and the related footnotes for the Trust and the Funds.

The commodity interests in which each of the Funds invests, and in which TAGS invests indirectly through the Shares of the Underlying Funds, are referred to as Commodity Interests and for each Fund individually as the specific commodity interests, e.g. Corn Interests.

Risks Applicable to all Funds

•	Unlike mutual funds, commodity pools and other investment pools that manage their investments so as to realize income and gains for distribution to their investors, a Fund generally does not distribute dividends to Shareholders. You should not invest in a Fund if you will need cash distributions from the Fund to pay taxes on your share of income and gains of the Fund, if any, or for other purposes.

•	The Sponsor intends to re-invest any income and realized gains of a Fund in additional Commodity Interests, or Shares of the Underlying Funds in the case of TAGS, rather than distributing cash to Shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, a Fund generally will not distribute cash to Shareholders. One should not invest in a Fund if you will need cash distributions from the Fund to pay taxes on your share of income and gains of the Fund, if any, or for any other reason. Although a Fund does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in commodity interests, corn for example, and where investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

•	A Fund must pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Each Fund, excluding TAGS, is also contractually obligated to pay a management fee to the Sponsor. Such fees may be waived by the Sponsor at its discretion. Accordingly, each Fund must realize interest income and/or gains on Commodity Interests sufficient to cover these fees and expenses before it can earn any profit.

•	To the extent that investors use a Fund as a means of investing indirectly in a specific commodity interest, there is the risk that the changes in the price of the Fund’s Shares on the NYSE Arca will not closely track the changes in spot price of that commodity interest. This could happen if the price of Shares traded on the NYSE Arca does not correlate closely with the Fund’s NAV, if the changes in the Fund’s NAV do not correlate closely with changes in the Benchmark, or if the changes in the Benchmark do not correlate closely with changes in the cash or spot price of the specific commodity interest. This is a risk because if these correlations are not sufficiently close, then investors may not be able to use the Fund as a cost-effective way to invest indirectly in the specific commodity interest, or the underlying specific commodity interest in the case of TAGS, or as a hedge against the risk of loss in commodity-related transactions.

•	The Sponsor has limited experience operating commodity pools. The Sponsor currently sponsors seven commodity pools (the “Teucrium Funds”), all of which have commenced operations. Prior to June 9, 2010, the Sponsor had never operated a commodity pool.

•	Each Fund has a limited operating history, so there is limited performance history to serve as a basis for you to evaluate an investment in the Fund.

•	None of the Funds are an investment company subject to the Investment Company Act of 1940. Accordingly, you do not have the protections afforded by that statute, which, for example, requires investment companies to have a board of directors with a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

•	In managing and directing the day-to-day activities and affairs of these Funds, the Sponsor relies almost entirely on a small number of individuals, including Mr. Sal Gilbertie, Mr. Dale Riker, Mr. Steve Kahler and Ms. Barbara Riker. If Mr. Gilbertie, Mr. Riker, Mr. Kahler or Ms. Riker were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Funds. To the extent that the Sponsor establishes additional commodity pools, even greater demands will be placed on these individuals.

•	The Sponsor was formed for the purpose of managing the Trust, including all the Teucrium Funds, and any other series of the Trust that may be formed in the future, and has been provided with capital primarily by its principals and a small number of outside investors. If the Sponsor operates at a loss for an extended period, its capital will be depleted, and it may be unable to obtain additional financing necessary to continue its operations. If the Sponsor were unable to continue to provide services to these Funds, the Funds would be terminated if a replacement sponsor could not be found.

•	The Sponsor has consulted with legal counsel, accountants and other advisers regarding the formation and operation of the Trust and the Funds. No counsel has been appointed to represent you in connection with the offering of Shares. Accordingly, you should consult with your own legal, tax and financial advisers regarding the desirability of an investment in the Shares.

•	The Sponsor’s trading system is quantitative in nature, and it is possible that the Sponsor may make errors. In addition, it is possible that a computer or software program may malfunction and cause an error in computation.

•	Increases in assets under management may affect trading decisions. While all of the Funds’ assets are currently at manageable levels, the Sponsor does not intend to limit the amount of any Fund’s assets. The more assets the Sponsor manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.

•	Under the Trust Agreement, the Trustee and the Sponsor are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or Sponsor, as the case may be. That means the Sponsor may require the assets of a Fund to be sold in order to cover losses or liability suffered by the Sponsor or by the Trustee. Any sale of that kind would reduce the NAV of the Fund and the value of its Shares.

•	The Shares of a Fund are limited liability investments; Shareholders may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement.

•	You cannot be assured that the Sponsor will be willing or able to continue to service each Fund for any length of time. The Sponsor was formed for the purpose of sponsoring the Funds and other commodity pools, and has limited financial resources and no significant source of income apart from its management fees from such commodity pools to support its continued service for each Fund. If the Sponsor discontinues its activities on behalf of a Fund, the Fund may be adversely affected. If the Sponsor’s registrations with the CFTC or memberships in the NFA were revoked or suspended, the Sponsor would no longer be able to provide services to the Funds.

•	A Fund may terminate at any time, regardless of whether the Fund has incurred losses, subject to the terms of the Trust Agreement. For example, the dissolution or resignation of the Sponsor would cause the Trust to terminate unless shareholders holding a majority of the outstanding shares of the Trust elect within 90 days of the event to continue the Trust and appoint a successor Sponsor. In addition, the Sponsor may terminate a Fund if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund. The Fund’s termination would result in the liquidation of its investments and the distribution of its remaining assets to the Shareholders on a pro rata basis in accordance with their Shares, and the Fund could incur losses in liquidating its investments in connection with a termination. Termination could also negatively affect the overall maturity and timing of your investment portfolio.

•	A period of recession for the economy as a whole began in 2008, and the financial markets experienced very difficult conditions and volatility during that period. The conditions in these markets resulted in a decrease in availability of corporate credit and liquidity and led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and contributed to further consolidation within the financial services industry. A continued recession or a slow recovery could adversely affect the financial condition and results of operations of the Funds’ service providers and Authorized Purchasers, which would impact the ability of the Sponsor to achieve the Funds’ investment objectives.

•	Neither the Sponsor nor the Trustee is obligated to, although each may, in its respective discretion, prosecute any action, suit or other proceeding in respect of any Fund property. The Trust Agreement does not confer upon Shareholders the right to prosecute any such action, suit or other proceeding.

•	The arrangements between clearing brokers and counterparties on the one hand and the Funds on the other generally are terminable by the clearing brokers or counterparty upon notice to the Funds. In addition, the agreements between the Funds and their third-party service providers, such as the Distributor and the Custodian, are generally terminable at specified intervals. Upon termination, the Sponsor may be required to renegotiate or make other arrangements for obtaining similar services if the Funds intend to continue to operate. Comparable services from another party may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated arrangements.

•	The Sponsor does not employ trading advisors for the Funds; however, it reserves the right to employ them in the future. The only advisor to the Funds is the Sponsor. A lack of independent trading advisors may be disadvantageous to the Funds because they will not receive the benefit of their expertise.

•	The price relationship between the near month Commodity Futures Contract to expire and the Benchmark Component Futures Contracts for each Fund, or the Underlying Funds in the case of TAGS, will vary and may impact both a Fund’s total return over time and the degree to which such total return tracks the total return of the specific commodity price indices. In cases in which the near month contract’s price is lower than later-expiring contracts’ prices (a situation known as “contango” in the futures markets), then absent the impact of the overall movement in the commodity specific prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration which could cause the Benchmark Component Futures Contracts, and therefore the Fund’s total return, to track lower. In cases in which the near month contract’s price is higher than later-expiring contracts’ prices (a situation known as “backwardation” in the futures markets), then absent the impact of the overall movement in commodity specific prices, the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration.

•	Investors, including those who directly participate in the specific commodity market, may choose to use a Fund as a vehicle to hedge against the risk of loss, and there are risks involved in hedging activities. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedger’s opportunity to benefit from a favorable market movement.

•	The structure and operation of the Funds may involve conflicts of interest. For example, a conflict may arise because the Sponsor and its principals and affiliates may trade for themselves. In addition, the Sponsor has sole current authority to manage the investments and operations, and the interests of the Sponsor may conflict with the Shareholders’ best interests.

•	You will have no rights to participate in the management of any of the Funds and will have to rely on the duties and judgment of the Sponsor to manage the Funds.

•	As interests in separate series of a Delaware statutory trust, the Shares do not involve the rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring shareholder oppression and derivative actions).In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors, as the Trust does not have a board of directors, and generally will not receive regular distributions of the net income and capital gains earned by the Fund). The Funds are also not subject to certain investor protection provisions of the Sarbanes Oxley Act of 2002 and the NYSE Arca governance rules (for example, audit committee requirements).

•	Each Fund is a series of a Delaware statutory trust and not itself a legal entity separate from the other Teucrium Funds. The Delaware Statutory Trust Act provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records and are accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred by a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof. Conversely, none of the debts, liabilities, obligations and expenses incurred with respect to any other series thereof is enforceable against the assets of such series. The Sponsor is not aware of any court case that has interpreted this inter-series limitation on liability or provided any guidance as to what is required for compliance. The Sponsor intends to maintain separate and distinct records for each Fund and account for each Fund separately from any other Trust series, but it is possible a court could conclude that the methods used do not satisfy the Delaware Statutory Trust Act, which would potentially expose assets in any Fund to the liabilities of one or more of the Teucrium Funds and/or any other Trust series created in the future.

•	Each Fund seeks to have the changes in its Shares’ NAV in percentage terms track changes in the Benchmark in percentage terms, rather than profit from speculative trading of the specific Commodity Interests, or the commodity interests of the Underlying Funds in the case of TAGS. The Sponsor therefore endeavors to manage each Fund so that the Fund’s assets are, unlike those of many other

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

•	A Fund may invest in Other Commodity Interests. To the extent that these Other Commodity Interests are contracts individually negotiated between their parties, they may not be as liquid as Commodity Futures Contracts and will expose the Fund to credit risk that its counterparty may not be able to satisfy its obligations to the Fund.

•	The futures markets are subject to comprehensive statutes, regulations and requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits, increased margin requirements, the establishment of daily price limits and the suspension of trading.

•	The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of a Fund to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

•	The Dodd-Frank Act which was enacted in response to the economic crisis of 2008 and 2009, significantly alters the regulatory regime to which the securities and commodities markets are subject. In particular, the Dodd-Frank Act alters the regulation of commodity interests. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including energy-based, metal and agricultural commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that are currently entered into in the over-the-counter market. In late 2011, the CFTC adopted rules that impose new position limits on Reference Contracts involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28th decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect the Fund, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and gas). As a result, the Fund may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Reference Contracts held by a single entity and its affiliates, regardless of whether such positions existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect the Fund, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of the Fund to meet its investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Fund.

•	The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, but it continues to issue proposed versions of additional rules that it has authority to promulgate. In addition, the CFTC has begun to issue final rules under the Dodd-Frank Act, including rules relating to recordkeeping and reporting of swap transactions, mandatory clearing of certain classes of credit default swaps and interest rate swaps, as well as the definition of key terms such as “swap” and “swap dealer.” Final rules are likely to continue to be adopted throughout 2013. The effect of future regulatory change on the Funds, and the exact timing of such changes, is impossible to predict but it may be substantial and adverse. Specifically, the new law, the rules that have been promulgated thereunder, and the rules that are expected to be promulgated may negatively impact the ability of the Funds to meet their investment objectives, either through position limits or requirements imposed on them and/or on their counterparties. In particular, new position limits imposed on the Funds or any counterparties may impact the ability of the Funds to invest in a manner that most efficiently meets its investment objective. New requirements, including capital imposed on the counterparties of the Funds and the mandatory clearing and margining of swaps, may increase the cost of the Fund’s investments and doing business.

•	If a Fund is required to sell Treasury Securities or cash equivalents at a price lower than the price at which they were acquired, the Fund will experience a loss. This loss may adversely impact the price of the Shares and may decrease the correlation between the price of the Shares, the Benchmark, and the spot price of the specific commodity interest or the commodity interests of the Underlying Funds in the case of TAGS. The value of Treasury Securities and other debt securities generally moves inversely with movements in interest rates. The prices of longer maturity securities are subject to greater market fluctuations as a result of changes in interest rates. While the short-term nature of a Fund’s investments in Treasury Securities and cash equivalents should minimize the interest rate risk to which the Fund is subject, it is possible that the Treasury Securities and cash equivalents held by the Fund will decline in value.

•	If a substantial number of requests for redemption of Redemption Baskets are received by a Fund during a relatively short period of time, the Fund may not be able to satisfy the requests from the Fund’s assets not committed to trading. As a consequence, it could be necessary to liquidate the Fund’s trading positions before the time that its trading strategies would otherwise call for liquidation.

•	Certain of a Fund’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.

o	A Fund may not always be able to liquidate its positions in its investments at the desired price. As to futures contracts, it may be difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. Limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and price fluctuation limits, may contribute to a lack of liquidity with respect to some exchange-traded commodity Interests. In addition, over-the-counter contracts and cleared swaps may be illiquid because they are contracts between two parties and generally may not be transferred by one party to a third party without the counterparty’s consent. Conversely, a counterparty may give its consent, but the Fund still may not be able to transfer an over-the-counter Commodity Interest to a third party due to concerns regarding the counterparty’s credit risk.

o	A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its commodity production or exports, or in another major export, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, no Fund intends at this time to establish a credit facility, which would provide an additional source of liquidity, but instead will rely only on the Treasury Securities, cash and/or cash equivalents that it holds to meet its liquidity needs. The anticipated large value of the positions in a specific Commodity Interest that the Sponsor will acquire or enter into for a Fund increases the risk of illiquidity. Because Commodity Interests may be illiquid, a Fund’s holdings may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

•	The changing nature of the participants in the commodity specific market will influence whether futures prices are above or below the expected future spot price. Producers of the specific commodity will typically seek to hedge against falling commodity prices by selling Commodity Futures Contracts. Therefore, if commodity producers become the predominant hedgers in the futures market, prices of Commodity Futures Contracts will typically be below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the commodity, who purchase Commodity Futures Contracts to hedge against a rise in prices, prices of the Commodity Futures Contracts will likely be higher than expected future spot prices. This can have significant implications for a Fund when it is time to sell a Commodity Futures Contract that is no longer a Benchmark Component Futures Contract and purchase a new Commodity Futures Contract or to sell a Commodity Futures Contract to meet redemption requests.

•	While it is not the current intention of the Funds to take physical delivery of any Commodity under its Commodity Interests, Commodity Futures Contracts are traditionally not cash-settled contracts, and it is possible to take delivery under these and some Other Interests. Storage costs associated with purchasing the specific commodity could result in costs and other liabilities that could impact the value of the Commodity Futures Contracts or certain Other Interests. Storage costs include the time value of money invested in the physical commodity plus the actual costs of storing the commodity less any benefits from ownership that are not obtained by the holder of a futures contract. In general, Commodity Futures Contracts have a one-month delay for contract delivery and the pricing of back month contracts (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for the commodity while a Fund holds the Commodity Interests, the value of the Commodity Interests, and therefore the Fund’s NAV, may change as well.

•	The design of each Fund’s Benchmark is such that the Benchmark Component Futures Contracts change throughout the year, and the Fund’s investments must be rolled periodically to reflect the changing composition of the Benchmark. For example, when the second-to-expire Commodity Futures Contract becomes the first-to-expire contract, such contract will no longer be a Benchmark Component Futures Contract and the Fund’s position in it will no longer be consistent with tracking the Benchmark. In the event of a commodity futures market where near-to-expire contracts trade at a higher price than longer-to-expire contracts, a situation referred to as “backwardation,” then absent the impact of the overall movement in the specific commodity prices of the Fund, the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration. As a result, a Fund may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, using corn as an example, in the event of a corn futures market where near-to-expire contracts trade at a lower price than longer-to-expire contracts, a situation

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

•	The Sponsor may use spreads and straddles as part of its overall trading strategy to closely follow the Benchmark. There is a risk that a Fund’s NAV may not closely track the change in its Benchmark. Spreads combine simultaneous long and short positions in related futures contracts that differ by commodity, by market or by delivery month (for example, long April, short November). Spreads gain or lose value as a result of relative changes in price between the long and short positions. Spreads often reduce risk to investors because the contracts tend to move up or down together. However, both legs of the spread could move against an investor simultaneously, in which case the spread would lose value. Certain types of spreads may face unlimited risk, e.g., because the price of a futures contract underlying a short position can increase by an unlimited amount and the investor would have to take delivery or offset at that price. A commodity straddle takes both long and short option position in the same commodity in the same market and delivery month simultaneously. The buyer of a straddle profits if either the long or the short leg of the straddle moves further than the combined cost of both options. The seller of the straddle profits if both the long and short positions do not trade beyond a range equal to the combined premium for selling both options. If the Sponsor were to utilize a spread or straddle position and the position performed differently than expected, the results could impact that Fund’s tracking error. This could affect the Fund’s investment objective of having its NAV closely track the Benchmark. Additionally, a loss on the position would negatively impact the Fund’s absolute return.

•	The Sponsor cannot predict to what extent the performance of the commodity interest will or will not correlate to the performance of other broader asset classes such as stocks and bonds. If the performance of a specific Fund were to move more directly with the financial markets, an investment in the Fund may provide you little or no diversification benefits. Thus, in a declining market, the Fund may have no gains to offset your losses from other investments, and you may suffer losses on your investment in the Fund at the same time you may incur losses with respect to other asset classes. Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on commodity and Commodity Interests prices than on traditional securities and broader financial markets. These additional variables may create additional investment risks that subject a Fund’s investments to greater volatility than investments in traditional securities. Lower correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot price of a specific commodity, corn, for example, and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, a Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

•	A Fund’s NAV includes, in part, any unrealized profits or losses on open swap agreements, futures or forward contracts. Under normal circumstances, the NAV reflects the quoted exchange settlement price of open futures contracts on the date when the NAV is being calculated. In instances when the quoted settlement price of a futures contract traded on an exchange may not be reflective of fair value based on market condition, generally due to the operation of daily limits or other rules of the exchange or otherwise, the NAV may not reflect the fair value of open future contracts on such date. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.

•	In the event that one or more Authorized Purchasers that are actively involved in purchasing and selling Shares cease to be so involved, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment. In addition, a decision by a market maker or lead market maker to cease activities for a Fund could adversely affect the liquidity, spread between the ask and bid quotes, and potentially the price of the shares. The Sponsor can make no guarantees that participation by Authorized Purchasers and market makers will continue.

•	The Trust may, in its discretion, suspend the right to redeem Shares of a Fund or postpone the redemption settlement date: (1) for any period during which an applicable exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of a Fund’s assets is not reasonably practicable; (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders; (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of a Fund on the specific exchange where the Fund is traded and from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of a Fund or its Shareholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder’s redemption proceeds if the NAV of a Fund declines during the period of delay. The Trust Agreement provides that the Sponsor and its designees will not be liable for any loss or damage that may result from any such suspension or postponement.

o	A minimum number of baskets and associated Shares are specified for each Fund in its Form S-1. Once that minimum number of Shares outstanding is reached, there can be no further redemptions until there has been a Creation Basket.
31

•	Under CFTC regulations, a clearing broker with respect to a Fund’s exchange-traded Commodity Interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as a Fund, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. A Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which Commodity Interests are traded. From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear a Fund’s trades.

•	On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs for Futures Commission Merchants (“FCMs”). The proposed rules are intended to afford greater assurances to market participants that: 1)customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business; 2) FCMs are monitoring and managing risks in a robust manner; 3) the capital and liquidity of the FCMs are strengthened to safeguard their continued operations; and 4) the auditing and examination programs of the CFTC and the self-regulatory organizations (“SROs”) are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

•	For all Teucrium Funds except for TAGS, the vast majority of each Fund’s assets are held in short-term Treasury Securities, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of a Fund’s assets held by the Custodian, which, at any given time, would likely comprise a substantial portion of a Fund’s total assets. For TAGS, the vast majority of the Fund’s assets are held in Shares of the Underlying Funds. The failure or insolvency of the Custodian could impact the ability to access in a timely manner TAGS’ assets held by the Custodian.

•	Third parties may assert that the Sponsor has infringed or otherwise violated their intellectual property rights. Third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the Sponsor and claim that the Sponsor has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the Sponsor may have to litigate in the future to determine the validity and scope of other parties’ proprietary rights, or defend itself against claims that it has infringed or otherwise violated other parties’ rights. Any litigation of this type, even if the Sponsor is successful and regardless of the merits, may result in significant costs, may divert resources from the Fund, or may require the Sponsor to change its proprietary software and other technology or enter into royalty or licensing agreements. The Sponsor has a patent pending on certain business methods and procedures used with respect to the Funds. The Sponsor utilizes certain proprietary software. Any unauthorized use of such proprietary software, business methods and/or procedures could adversely affect the competitive advantage of the Sponsor or the Funds and/or cause the Sponsor to take legal action to protect its rights.

•	The Sponsor’s trading strategy is quantitative in nature, and it is possible that the Sponsor will make errors in its implementation. The execution of the quantitative strategy is subject to human error, such as incorrect inputs into the Sponsor’s computer systems and incorrect information provided to the Funds’ clearing brokers. In addition, it is possible that a computer or software program may malfunction and cause an error in computation. Any failure, inaccuracy or delay in executing the Funds’ transactions could affect its ability to achieve its investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

•	The Funds’ trading activities depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that the Sponsor uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to the Sponsor’s and Funds’ reputations, increased operational expenses and diversion of technical resources.

•	The development of complex computer and communications systems and new technologies may render the existing computer and communications systems supporting the Funds’ trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers. As a result, if these third parties upgrade their systems, the Sponsor will need to make corresponding upgrades to continue effectively its trading activities. The Funds’ future success may depend on the Funds’ ability to respond to changing technologies on a timely and cost-effective basis.

•	The Funds depend on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that the Sponsor uses to conduct trading activities. Failure or inadequate

•	performance of any of these systems could adversely affect the Sponsor’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on commodity interest transactions. This could have a material adverse effect on revenues and materially reduce the Funds’ available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for the Sponsor to conduct trading activities so that each Fund will closely track its Benchmark. Unavailability of records from brokerage firms may make it difficult or impossible for the Sponsor to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for the Sponsor to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

•	The operations of the Funds, the exchanges, brokers and counterparties with which the Funds do business, and the markets in which the Funds do business could be severely disrupted in the event of a major terrorist attack, natural disaster, or the outbreak, continuation or expansion of war or other hostilities. Global terrorist attacks, anti-terrorism initiatives and political unrest continue to fuel this concern.

•	Trading in Shares of a Fund may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. A Fund will be terminated if its Shares are delisted.

•	Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. This feature permits commodity pools to “leverage” their assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate notional amount in excess of the commodity pool’s assets. While this leverage can increase a pool’s profits, relatively small adverse movements in the price of a pool’s commodity interests can cause significant losses to the pool. While the Sponsor does not intend to leverage the Funds’ assets, it is not prohibited from doing so under the Trust Agreement. If the Sponsor were to cause or permit a Fund to become leveraged, you could lose all or substantially all of your investment if the Fund’s trading positions suddenly turns unprofitable.

•	A portion of the Funds’ assets may be used to trade over-the-counter Commodity Interests, such as forward contracts or swaps. Currently, over-the-counter contracts are typically traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC, although this is an area of pending, substantial regulatory change. The markets for over-the-counter contracts will continue to rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. To date, the forward markets have been largely unregulated, forward contracts have been executed bi-laterally and, in general historically, forward contracts have not been cleared or guaranteed by a third party. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the lack of regulation in these markets could expose the Fund in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. While increased regulation of over-the-counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd-Frank Act, there is no guarantee that such increased regulation will be effective to reduce these risks.

•	Each Fund faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Fund, in which case the Fund could suffer significant losses on these contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. During any such period, the Fund may have difficulty in determining the value of its contracts with the counterparty, which in turn could result in the overstatement or understatement of the Fund’s NAV. The Fund may eventually obtain only limited recovery or no recovery in such circumstances.

•	Over-the-counter (“OTC”) contracts may have terms that make them less marketable than futures contracts. OTC contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions may diminish the ability to realize the full value of such contracts. In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

•	A significant portion of the Commodity Futures Contracts entered into by the Fund are traded on United States exchanges, including the CBOT, the NYMEX and the ICE. However, a portion of the Funds’ trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Neither the CFTC, the NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as the Funds, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, the Funds have less legal and regulatory protection than they do when they trade domestically. In some of these non-U.S. markets, the performance on a futures contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes the Funds to credit risk. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

•	The price of any non-U.S. Commodity Interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to a Fund even if the contract is profitable. The Funds invest primarily in Commodity Interests that are traded or sold in the United States. However, a portion of the trades for a Fund may take place in markets and on exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. In some of these non-U.S. markets, the performance on a contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes a Fund to credit risk. Trading in non-U.S. markets also leaves a Fund susceptible to fluctuations in the value of the local currency against the U.S. dollar.

•	Some non-U.S. exchanges also may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, a Fund may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which the Sponsor bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

•	Cash or property will be distributed at the sole discretion of the Sponsor, and the Sponsor currently does not intend to make cash or other distributions with respect to Shares. You will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on your allocable share of a Fund’s taxable income, without regard to whether you receives distributions or the amount of any distributions. Therefore, the tax liability resulting from your ownership of Shares may exceed the amount of cash or value of property (if any) distributed.

•	Due to the application of the assumptions and conventions applied by a Fund in making allocations for tax purposes and other factors, your allocable share of the Fund’s income, gain, deduction or loss may be different than your economic profit or loss from your Shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in your being taxed on amounts in excess of your economic income.

•	The Funds are treated as partnerships for United States federal income tax purposes. The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to publicly traded partnerships such as the Funds are in many respects uncertain. The Funds apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects Shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects you. If this occurs, you may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

•	The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, the Funds will be treated as partnerships that are not taxable as corporations for U.S. federal income tax purposes, provided that (i) at least 90 percent of each Fund’s annual gross income consists of “qualifying income” as defined in the Code, (ii) the Funds are organized and operated in accordance with its governing agreements and applicable law, and (iii) the Funds do not elect to be taxed as corporations for federal income tax purposes. Although the Sponsor anticipates that the Funds have satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to its classification as partnerships not taxable as corporations for federal income tax purposes. If the IRS were to successfully assert that the Funds are taxable as corporations for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to Shareholders, each Fund would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any distributions would be taxable to Shareholders as dividend income. Taxation of the Funds as corporations could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of your Shares.

Risks Specific to the Teucrium Corn Fund

•	Investors may choose to use the Fund as a means of investing indirectly in corn, and there are risks involved in such investments. The risks and hazards that are inherent in corn production may cause the price of corn to fluctuate widely. Price movements for corn are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the corn harvest cycle, and various economic and monetary events. Corn production is also subject to U.S. federal, state and local regulations that materially affect operations.

•	The price movements for corn are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the corn market because it invests in Corn Interests. The risks and hazards that are inherent in the corn market may cause the price of corn to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of corn, then the price of its Shares will fluctuate accordingly.

•	The price and availability of corn is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease and infestation (including, but not limited to, Leaf Blight, Ear Rot and Root Rot); transportation difficulties; various planting, growing, or harvesting problems; and severe weather conditions (particularly during the spring planting season and the fall harvest) such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for corn in the United States to produce ethanol has also been a significant factor affecting the price of corn. In turn, demand for ethanol has tended to increase when the price of gasoline has increased, and has been significantly affected by United States governmental policies designed to encourage the production of ethanol. Recent changes in government policy have the potential to reduce the demand for ethanol over the next several years. Additionally, demand for corn is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. Finally, because corn is often used as an ingredient in livestock feed, demand for corn is subject to risks associated with the outbreak of livestock disease.

•	Corn production is subject to United States federal, state, and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, corn production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing, and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. corn producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

•	Seasonal fluctuations in the price of corn may cause risk to an investor because of the possibility that Share prices will be depressed because of the corn harvest cycle. In the United States, the corn market is normally at its weakest point, and corn prices are lowest, shortly before and during the harvest (between September and November), due to the high supply of corn in the market. Conversely, corn prices are generally highest during the winter and spring (between December and May), when farmer-owned corn has largely been sold and used. Seasonal corn market peaks generally occur around February or March. These normal market conditions are, however, often influenced by weather patterns, and domestic and global economic conditions, among others factors, and any specific year may not necessarily follow the traditional seasonal fluctuations described above. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Corn Futures Contracts expiring in the fall.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against corn-related losses or as a way to indirectly invest in corn.

o	The CFTC and U.S. designated contract markets such as the CBOT may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in Corn Futures Contracts are 600 spot month contracts, 33,000 contracts expiring in any other single month, and

33,000 total for all months. Cleared Corn Swaps are subject to position limits that are substantially identical to, but measured separately from, the limits on Corn Futures Contracts. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

o	In addition to position limits, the exchanges set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

o	For example, the CBOT imposes a $2,000 per contract price fluctuation limit for Corn Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If two or more Corn Futures Contract months within the first five listed non-spot contracts close at the limit, the daily price limit increases to $3,000 per contract for the next business day.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against corn-related losses or as a way to indirectly invest in corn.

o	The Fund does not intend to limit the size of the offering and will attempt to expose substantially all of its proceeds to the corn market utilizing Corn Interests. If the Fund encounters position limits, accountability levels, or price fluctuation limits for Corn Futures Contracts and/or Cleared Corn Swaps on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Corn Interests and/or Corn Futures Contracts listed on foreign exchanges. However, the Corn Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Corn Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium Natural Gas Fund

•	Investors may choose to use the Fund as a means of investing indirectly in natural gas, and there are risks involved in such investments. The risks and hazards that are inherent in natural gas production may cause the price of natural gas to fluctuate widely. The exploration for, and production of, natural gas is an uncertain process with many risks. The cost of drilling, completing and operating wells for natural gas is often uncertain, and a number of factors can delay or prevent drilling operations or production. These include, but are not limited to: unexpected drilling conditions; pressure or irregularities in formations; equipment failures or repairs; fires or other accidents; adverse weather conditions; pipeline ruptures or spills; shortages or delays in the availability of drilling rigs and the delivery of equipment; and environmental hazards. Environmental hazards include natural gas leaks, ruptures and discharges of toxic gases. Natural gas operations are also subject to various U.S. federal, state and local regulations that materially affect operations. Natural gas production is also mostly concentrated to North America in that transporting natural gas is primarily limited to pipelines, although under limited circumstances, natural gas may be liquefied and shipped to or from North America.

•	The Fund is subject to the risks and hazards of the natural gas market because it invests in Natural Gas Interests. The risks and hazards that are inherent in the natural gas market may cause the price of natural gas to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of natural gas, then the price of its Shares will fluctuate accordingly.

•	The exploration for, and production of, natural gas is an uncertain process with many risks. The costs of drilling, completing and operating wells for natural gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including but not limited to:

o	Unexpected drilling conditions;

o	Pressure or irregularities in formations;

o	Equipment failures or repairs;

o	Fires or other accidents;

o	Pipeline ruptures or spills;

o	Shortages or delays in the availability of drilling rigs and the delivery of equipment;

o	Adverse weather conditions;

o	Political conflicts;

o	Compliance with government regulations; and

o	Environmental hazards, including natural gas leaks, ruptures and discharges of toxic gases.

•	Natural gas production is subject to U.S. federal, state, and local policies and regulations that materially affect operations. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of natural gas, these agencies have restricted the rates of flow of natural gas wells below actual production capacity. Federal, state and local laws regulate production, handling, storage, transportation and disposal of natural gas, by-products from natural gas and other substances and materials produced or used in connection with natural gas operations.

•	There are a variety of hazards inherent in natural gas transmission, distribution, gathering and processing, such as leaks, explosions, pollution, release of toxic substances, adverse weather conditions (such as hurricanes and flooding), pipeline failure, abnormal pressures, uncontrollable flows of natural gas, scheduled and unscheduled maintenance, physical damage to the gathering or transportation system, and other hazards which could affect the price of natural gas. To the extent these hazards limit the supply or delivery of natural gas, natural gas prices will increase.

•	Natural gas prices fluctuate seasonally. For example, in some parts of the United States and other markets, the natural gas demand for power peaks during the cold winter months, with market prices peaking at that time. As a result, in the future, the overall price of natural gas may fluctuate substantially on a seasonal and quarterly basis and thus make consecutive period to period comparisons less relevant.

•	Price movements for natural gas are influenced by, among other things: regional demand for energy, which is affected by economic and seasonal conditions; the domestic supply and inventories of natural gas; weather conditions, including abnormally mild or harsh winters; political conditions; the price and availability of alternative fuels; and the impact of energy conservation efforts. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool. There has been tremendous volatility in the price of Natural Gas Futures Contracts in recent years. For example, the price of the NYMEX spot month futures contract on natural gas rose to a high of $13.69 on July 3, 2008 and dropped to a low of $2.01 on March 31, 2011. The Sponsor anticipates that there will be continued volatility in the price of the Natural Gas Futures Contracts. Consequently, investors should know that this volatility can lead to a loss of all or substantially all of their investment in the Fund.

•	Natural gas transmission and storage operations in North America are subject to regulation and oversight by the Federal Energy Regulatory Commission, various state regulatory agencies, and Canadian regulatory authorities. These regulatory bodies have the authority to effect rate settlements on natural gas storage, transmission and distribution services. As a consequence, the price of natural gas may be affected by a change in the rate settlements effected by one or more of these regulatory bodies.

•	Natural gas is primarily transported and stored throughout the United States by way of pipeline and underground storage facilities. These systems may not be adequate to meet demand, especially in times of peak demand or in areas of the United States where natural gas service is already limited due to minimal pipeline and storage infrastructure. As a result of the limited method for transporting and storing natural gas, the price of natural gas may fluctuate.

•	Accountability levels, position limits and price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

o	The CFTC and designated contract markets such as the NYMEX and the ICE may establish accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control may hold, own or control (other than as a hedge, which an investment by the Fund is not). For example,.

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

o	With regard to position limits, the NYMEX limits an investor from holding more than 1,000 net futures in the last three days of trading in the near month contract to expire. It is unlikely that the Fund will be subject to such position limits because of the Fund’s investment strategy to “roll” from the near month contract to expire to the same month of the following year during the period beginning two weeks from the expiration of the contract. On November 18, 2011, the CFTC adopted regulations that will impose position limits on energy futures contracts, including Natural Gas Futures Contracts. The initial spot month position limit of a combined 1,000 Natural Gas Futures Contracts and economically equivalent swaps will not be effective until 60 days after the CFTC further defines the term “swap.” Non-spot month position limits will be determined based on a survey of at least 12 months of the deliverable supply of natural gas. It is not possible at this time to predict when the CFTC will make these regulations effective. The Sponsor does not believe that the proposed rules, if adopted, will have any material impact on the Fund’s investment objective.

o	The Cleared Natural Gas Swaps that are most comparable to the Benchmark Component Futures Contracts are subject to accountability levels that are substantially identical to, but are currently measured separately from, the accountability levels on Natural Gas Futures Contracts. Accountability levels are imposed by the ICE of 48,000 contracts for all months (12,000 NYMEX NG contract equivalents), 24,000 contracts for any one month (6,000 NYMEX NG contract equivalents), and 4,000 contracts for the spot month (1,000 NYMEX NG contract equivalents). Exemptions may be obtained from these accountability levels for bona fide hedging, risk management and spread positions. The Fund’s ability to rely on these Cleared Natural Gas Swaps may be further limited when the position limit rules discussed above become effective.

o	In addition to accountability levels and position limits, the exchanges may also set price fluctuation limits on futures contracts. The price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price or from the price at which the limit was last imposed. When a price fluctuation limit is in effect for a particular futures contract, no trades may be made at a price beyond that limit.

o	More specifically, the NYMEX imposes a $1.50 per MMBtu ($15,000 per contract) price fluctuation limit for Natural Gas Futures Contracts. This limit is initially based off of the previous NYMEX trading day’s settlement price. If any of the first three contract months for a Natural Gas Futures Contract is traded, bid or offered at the limit, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $1.50 per MMBtu in either direction of that point. If another halt were triggered, the market would continue to be expanded by $1.50 per MMBtu in either direction after each successive five-minute trading halt. There is not maximum price fluctuation limit during any one trading session.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

o	If the Fund encounters position limits, accountability levels, or price fluctuation limits for Natural Gas Futures Contracts on the NYMEX or Cleared Natural Gas Swaps on the ICE, it may then, if permitted under applicable regulatory requirements, purchase Natural Gas Interests, including Natural Gas Futures Contracts listed on foreign exchanges. However, the Natural Gas Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. The Natural Gas Futures Contracts available on such foreign exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium WTI Crude Oil Fund

•	Investors may choose to use the Fund as a means of investing indirectly in crude oil, and there are risks involved in such investments. The risks and hazards that are inherent in oil production may cause the price of crude oil to fluctuate widely. Price movements for crude oil are influenced by, among other things, many operating risks. Such operating risks include, but are not limited to, risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, natural gas leaks, ruptures and discharges of toxic gases. Crude oil operations are also subject to various U.S. federal, state and local regulations that materially affect operations.

•	Global political risks, including geopolitical conflicts and war could cause the price of WTI light sweet crude oil to fluctuate greatly impacting the Fund’s ability to meet its investment strategy. These tensions include concerns over military actions, civil unrest and sabotage affecting the flow of oil. Additionally, production cuts by members of OPEC and refusals to increase oil production may have the impact of tightening world oil markets.

•	The Fund is subject to the risks and hazards of the crude oil market because it invests in Oil Interests. The risks and hazards that are inherent in the oil market may cause the price of oil to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of WTI light sweet crude oil, then the price of its Shares will fluctuate accordingly.

•	The price and availability of light sweet crude oil is influenced by economic and industry conditions, including but not limited to:

o	the economic activity of users - as certain economies expand, oil consumption and prices increase, and as economies contract (in a recession or depression), oil demand and prices fall;

o	the increases in oil production due to price increases making it more economical to extract oil from additional sources which may later stabilize further price increases;

o	decisions of the cartel of oil producing countries (e.g., OPEC, the Organization of the Petroleum Exporting Countries) to produce more or less oil;

o	mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment;

o	refinery capacity;

o	compliance with government regulations;

o	adverse weather conditions;

o	political conflicts - including war;

o	title issues;

o	the cancellation, shortening or delaying of crude oil drilling and production activities;

o	not finding commercially productive crude oil reservoirs;

o	operating risks including risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards; and

o	environmental hazards including oil spills, natural gas leaks, ruptures and the discharge of toxic gases.

•	Crude oil operations are also subject to various U.S. federal, state and local regulations that materially affect operations. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations the spacing of wells and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of crude oil, these agencies have restricted the rates of flow of crude oil wells below actual production capacity. Federal, state and local laws regulate production, handling, storage, transportation and disposal of crude oil, by-products from crude oil and other substances and materials produced or used in connection with crude oil operations.

•	Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil wells. Other laws have prevented exploration and drilling of oil in certain environmentally sensitive federal lands and waters. Several environmental laws that have a direct or an indirect impact on the price of crude oil include, but are not limited to, the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

•	Accountability levels, position limits and price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

•	The CFTC and U.S. designated contract markets such as the NYMEX may establish accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control may hold, own or control (other than as a hedge, which an investment by the Fund is not). For example, the current accountability level for investments at any one time in WTI Oil Futures Contracts is 20,000. While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more than 20,000 Oil Future Contracts. The Cleared Oil Swaps that are most comparable to the Benchmark Component Futures Contracts are subject to accountability levels that are substantially identical to, but measured separately from, the accountability levels for Oil Futures Contracts.

•	With regard to position limits, the NYMEX limits an investor from holding more than 3,000 net futures in the last three days of trading in the near month contract to expire. The Fund, however, does not believe the current position limits imposed by the NYMEX will have any impact on the Fund. On November 18, 2011, the CFTC adopted regulations that will impose position limits on energy futures contracts, including Oil Futures Contracts. The initial spot month position limit of a combined 3,000 Oil Futures Contracts and economically equivalent swaps will not be effective until 60 days after the CFTC further defines the term “swap.” Non-spot month position limits will be determined based on a survey of at least 12 months of the deliverable supply of WTI crude oil. It is not possible at this time to predict when the CFTC will make these regulations effective. The Sponsor does not believe that the proposed rules, if adopted, will have any material impact on the Fund’s investment objective.

•	In addition to accountability levels and position limits, the exchanges may also set price fluctuation limits on futures contracts. The price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price or from the price at which the limit was last imposed. When a price fluctuation limit is in effect for a particular futures contract, no trades may be made at a price beyond that limit.

•	More specifically, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for WTI Oil Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If any of the first three contract months for a WTI Oil Futures Contract is traded, bid or offered at the limit, trading is halted for five minutes. When trading resumes, it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

•	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

•	If the Fund encounters position limits, accountability levels, or price fluctuation limits for Oil Futures Contracts and/or Cleared Oil Swaps on the NYMEX or the ICE, it may, if permitted under applicable regulatory requirements, purchase Other Oil Interests and/or Oil Futures Contracts listed on foreign exchanges. However, the Oil Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Oil Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, accountability levels and position limits could force the Fund to limit the number of Creation Baskets that it sells.
•	Price movements for barrels of crude oil are influenced by, among other things: (1) operational hazards, such as risk of fire, explosions, blow outs, pipe failure and abnormally pressured formations; (2) environmental hazards, such as oil spills, natural gas leaks, ruptures and the discharge of toxic gases; (4) economic variances, such as changes in interest rates, actions by oil producing countries, such as OPEC, changes in supply and demand, shifts in demand domestically or other countries such as India and China, currency deviations, inflation rates and changes in balances of payment and trade, as well as changes in philosophies and emotions of market participants; and (5) political influences, such as war, counter-terrorism and government regulation and oversight. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

Risks Specific to the Teucrium Soybean Fund

•	Investors may choose to use the Fund as a means of investing indirectly in soybeans, and there are risks involved in such investments. The risks and hazards that are inherent in soybean production may cause the price of soybean to fluctuate widely. Global price movements for soybean are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the soybean harvest cycle, and various economic and monetary events. Soybean production is also subject to domestic and foreign regulations that materially affect operations.

•	As discussed in more detail above, price movements for soybeans are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

(a)	None

(b)	Use of Proceeds

The registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. From June 9, 2010 (the commencement of operations) through December 31, 2012, 4,525,000 Shares of the Fund were sold at an aggregate offering price of $184,191,369. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through December 31, 2012 in an amount equal to $303,322, resulting in net offering proceeds of $183,888,047. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 40,000,000 common units, or “Shares,” of Teucrium Natural Gas Fund (File No. 333-167593) was declared effective on October 22, 2010.  From February 1, 2011 (the commencement of the offering)

through December 31, 2012, 400,000 Shares of the Fund were sold at an aggregate offering price of $7,420,546.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2012 in an amount equal to $39,760, resulting in net offering proceeds of $7,380,786.  The offering proceeds were invested in natural gas futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 15,000,000 common units, or “Shares,” of Teucrium WTI Crude Oil Fund (File No. 333-167594) was declared effective on October 22, 2010.  From February 23, 2011 (the commencement of the offering) through December 31, 2012, 125,000 Shares of the Fund were sold at an aggregate offering price of $6,077,099.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2012 in an amount equal to $64,098, resulting in net offering proceeds of $6,013,001.  The offering proceeds were invested in crude oil futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through December 31, 2012, 775,000 Shares of the Fund were sold at an aggregate offering price of $19,327,082.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2012 in an amount equal to $15,219, resulting in net offering proceeds of $19,311,863.  The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through December 31, 2012, 350,000 Shares of the Fund were sold at an aggregate offering price of $7,824,467.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2012 in an amount equal to $7,004, resulting in net offering proceeds of $7,817,463. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through December 31, 2012, 375,000 Shares of the Fund were sold at an aggregate offering price of $8,571,304.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2012 in an amount equal to $11,027, resulting in net offering proceeds of $8,560,277.  The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. From March 28, 2012 (the commencement of the offering) through December 31, 2012, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2011 in an amount equal to $947, resulting in net offering proceeds of $17,705,631.  The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	Issuer Purchases of Equity Securities

The Sponsor, the Trust or any Fund do not purchase shares directly from shareholders; however, the information below details for the current period, October 1 to December 31, 2012, by month and for the year ended December 31, 2012, the share purchases in connection with the redemption of baskets by Authorized Purchasers.

Issuer Purchases of CORN Shares:

				Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2012 to October 31, 2012	75,000	$48.03	N/A	N/A
November 1, 2012 to November 30, 2012	250,000	$47.17	N/A	N/A
December 1, 2012 to December 31, 2012	100,000	$44.29	N/A	N/A
Total	425,000	$46.55

January 1, 2012 to December 31, 2012	1,975,000	$ 46.53	N/A	N/A

Issuer Purchases of NAGS Shares

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2012 to October 31, 2012	-	$-	N/A	N/A
November 1, 2012 to November 30, 2012	-	$-	N/A	N/A
December 1, 2012 to December 31, 2012	-	$-	N/A	N/A
Total	-	$-

January 1, 2012 to December 31, 2012	-	$-	N/A	N/A

Issuer Purchases of CRUD Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2012 to October 31, 2012	-	$-	N/A	N/A
November 1, 2012 to November 30, 2012	-	$-	N/A	N/A
December 1, 2012 to December 31, 2012	-	$-	N/A	N/A
Total	-	$-

January 1, 2012 to December 31, 2012	50,000	$ 42.97	N/A	N/A

Issuer Purchases of SOYB Shares:

				Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2012 to October 31, 2012	75,000	$25.81	N/A	N/A
November 1, 2012 to November 30, 2012	100,000	$23.85	N/A	N/A
December 1, 2012 to December 31, 2012	-	$-	N/A	N/A
Total	175,000	$24.69

January 1, 2012 to December 31, 2012	500,000	$ 24.72	N/A	N/A

 Issuer Purchases of WEAT Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2012 to October 31, 2012	-	$-	N/A	N/A
November 1, 2012 to November 30, 2012	-	$-	N/A	N/A
December 1, 2012 to December 31, 2012	-	$-	N/A	N/A
Total	-	$-

January 1, 2012 to December 31, 2012	200,000	$ 20.74	N/A	N/A

Issuer Purchases of CANE Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2012 to October 31, 2012	-	$-	N/A	N/A
November 1, 2012 to November 30, 2012	-	$-	N/A	N/A
December 1, 2012 to December 31, 2012	25,000	$17.51	N/A	N/A
Total	25,000	$17.51

January 1, 2012 to December 31, 2012	225,000	$20.03	N/A	N/A

Issuer Purchases of TAGS Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2012 to October 31, 2012	-	$-	N/A	N/A
November 1, 2012 to November 30, 2012	-	$-	N/A	N/A
December 1, 2012 to December 31, 2012	-	$-	N/A	N/A
Total	-	$-

January 1, 2012 to December 31, 2012	300,000	$47.89	N/A	N/A

Dividends

Neither the Trust nor any Teucrium Fund has made or does currently intend to make cash distributions to shareholders.

Item 6. Selected Financial Data

Financial Highlights for the Teucrium Corn Fund (for the years ended December 31, 2012, 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010).

			From the commencement of
	Year ended	Year ended	operations (June 9, 2010)
	December 31, 2012	December 31, 2011	through December 31, 2010
Net assets	$37,686,512	$71,268,521	$ 42,963,939
Net realized and unrealized gain (loss) on futures contracts	10,009,773	$1,976,091	$ 8,871,971
Net Income (Loss)	$6,567,726	$(472,093)	$ 8,435,983
Weighted-average shares outstanding	1,506,835	2,244,936	539,324
Net income per share	2.42	$2.86	$ 14.06
Net income (loss) per weighted average share	4.36	$(0.21)	$ 15.64
Cash and cash equivalents at end of year	34,631,982	$69,022,336	$ 39,310,538

Financial Highlights for the Teucrium Natural Gas Fund (for the years ended December 31, 2012, and from the commencement of operations (February 1, 2011) through December 31, 2011).

		From the commencement of
	Year ended	operations (February 1, 2011)
	December 31, 2012	through December 31, 2011
Net assets	$4,625,621	$ 1,381,367
Net realized and unrealized gain (loss) on futures contracts	$(449,941)	$ (1,143,460)
Net Loss	$(493,239)	$ (1,379,325)
Weighted-average shares outstanding	256,971	108,238
Net loss per share	$(2.25)	$ (11.19)
Net loss per weighted average share	$(1.92)	$ (12.74)
Cash and cash equivalents at end of year	$4,476,336	$ 1,277,159

Financial Highlights for the Teucrium WTI Crude Oil Fund (for the years ended December 31, 2012, and from the commencement of operations (February 23, 2011) through December 31, 2011).

		From the commencement of
	Year ended	operations (February 23, 2011)
	December 31, 2012	through December 31, 2011
Net assets	$1,993,747	$ 4,445,013
Net realized and unrealized gain (loss) on futures contracts	$(137,540)	$ (46,385)
Net loss	$(302,797)	$ (518,747)
Weighted-average shares outstanding	62,297	110,739
Net loss per share	$(4.58)	$ (5.55)
Net loss per weighted average share	$(4.86)	$ (4.68)
Cash and cash equivalents at end of year	$1,845,910	$ 4,139,910

Financial Highlights for the Teucrium Soybean Fund (for the years ended December 31, 2012, and from the commencement of operations (September 19, 2011) through December 31, 2011).

		From the commencement of
	Year ended	operations (September 19, 2011)
	December 31, 2012	through December 31, 2011
Net assets	$6,636,175	$ 2,186,430
Net realized and unrealized gain (loss) on futures contracts	$(40,425)	$ (294,950)
Net Income (Loss)	$(511,303)	$ (313,670)
Weighted-average shares outstanding	250,277	100,004
Net income (loss) per share	$2.27	$ (3.14)
Net loss per weighted average share	$(2.04)	$ (3.14)
Cash and cash equivalents at end of year	$6,169,205	$ 2,055,369

Financial Highlights for the Teucrium Sugar Fund (for the years ended December 31, 2012, and from the commencement of operations (September 19, 2011) through December 31, 2011).

		From the commencement of
	Year ended	operations (September 19, 2011)
	December 31, 2012	through December 31, 2011
Net assets	$2,225,898	$ 2,306,249
Net realized and unrealized gain (loss) on futures contracts	$(667,574)	$ (174,072)
Net loss	$(897,618)	$ (193,851)
Weighted-average shares outstanding	116,534	100,004
Net loss per share	$(5.25)	$ (1.94)
Net loss per weighted average share	$(7.70)	$ (1.94)
Cash and cash equivalents at end of year	$2,088,533	$ 2,051,003

Financial Highlights for the Teucrium Wheat Fund (for the years ended December 31, 2012, and from the commencement of operations (September 19, 2011) through December 31, 2011).

		From the commencement of
	Year ended	operations (September 19, 2011)
	December 31, 2012	through December 31, 2011
Net assets	$3,719,209	$ 2,235,888
Net realized and unrealized gain (loss) on futures contracts	$(97,050)	$ (245,158)
Net loss	$(440,262)	$ (264,212)
Weighted-average shares outstanding	148,979	100,004
Net loss per share	$(1.11)	$ (2.64)
Net loss per weighted average share	$(2.96)	$ (2.64)
Cash and cash equivalents at end of year	$3,356,906	$ 2,022,024

Financial Highlights for the Teucrium Agricultural Fund (from the commencement of operations (March 28, 2012) through December 31, 2012).

From the commencement of
operations (March 28, 2012)
through December 31, 2012
Net assets	$2,436,721
Net realized and unrealized gain (loss) on futures contracts	$(880,180)
Net loss	$(902,894)
Weighted-average shares outstanding	103,765
Net loss per share	$(1.27)
Net loss per weighted average share	$(8.70)
Cash and cash equivalents at end of year	$6,419

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Teucrium Commodity Trust and all of the funds which are a series of the Trust included elsewhere in the annual report on Form 10-K.

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of operations,” contains forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology.  All statements (other than statements of historical fact) included in this filing that address activities, events or developments that will or may occur in the future, including such matters as movements in the commodities markets and indexes that track such movements, operations of the Funds, the Sponsor’s plans and references to the future success of a Fund or the Funds and other similar matters, are forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.

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

Trust Overview

The business and operations of the Trust and each Fund are described above under Part I, Item I entitled “Business.”

Critical Accounting Policies

The Trust’s critical accounting policies for all the Funds are as follows:

1.	Preparation of the financial statements and related disclosures in conformity with U.S. generally-accepted accounting principles (“GAAP”) requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

2.	The Sponsor has determined that the valuation of Commodity Interests that are not traded on a U.S. or internationally recognized futures exchange (such as swaps and other over-the-counter contracts) involves a critical accounting policy. The values which are used by the
50

Funds for futures contracts will be provided by the commodity broker who will use market prices when available, while over-the-counter contracts will be valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date.  Values will be determined on a daily basis.

3.	Commodity futures contracts held by the Funds and are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Funds earn interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Funds earn interest on funds held at the custodian at prevailing market rates for such investments.

4.	Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception. The Funds reported cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Funds have a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.

5.	The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Trust’s financial statements. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

6.	Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

7.	Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

8.	Due from/to broker for investments in securities are securities transactions pending settlement. The Trust and TAGS are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties. Since the inception of the Fund, the principal broker through which the Trust and TAGS clear securities transactions for TAGS is the Bank of New York Mellon Capital Markets.

9.	The investment objective of TAGS is to have the daily changes in percentage terms of the Net Asset Value (“NAV”) of its common units (“Shares”) reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (collectively, the “Underlying Funds”). The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund. As such, TAGS will buy, sell and hold as part of its normal operations shares of the four Underlying Funds. The Trust excludes the shares of the other series of the Trust owned by the Teucrium Agricultural Fund from its statements of assets and liabilities. The Trust excludes the net change in unrealized appreciation or depreciation on securities owned by the Teucrium Agricultural Fund from its statements of operations. Upon the sale of the Underlying Funds by the Teucrium Agricultural Fund, the Trust includes any realized gain or loss in its statements of changes in net assets.

10.	For tax purposes, the Funds will be treated as partnerships. Therefore, the Funds do not record a provision for income taxes because the partners report their share of a Fund’s income or loss on their income tax returns. The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes.

Results of Operations

The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation.

For the year ended December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount. The Sponsor has determined, however, that it will not seek reimbursement for any portion of the amount from NAGS, CRUD, CANE and TAGS.

For the period January 1, 2012 to December 31, 2012, the Funds, with the exception of NAGS and CRUD, experienced higher total expense ratios than they had incurred in 2011. This was the result of several factors, including but not limited to several of the Funds, namely SOYB, CANE and WEAT, being in operation for a truncated period of 2011; and CORN, SOYB, CANE and WEAT experiencing an increase in total net assets early to mid-year year 2012. These increases in total net assets were associated with the launch of TAGS, as these comprise the Underlying Funds for TAGS, and/or creation of shares as a result of investor interest associated with the drought in the U.S. during the summer of 2013. This increase in total net assets resulted in an increase in expenses which had to be maintained for some period of time even after there were subsequent redemptions of shares.

Effective January 1, 2013, the Sponsor has reduced the expense accruals for each Fund, except for NAGS which was already capped at 1.5%, including the management fee, CRUD, which had a reduction in the daily expense accruals on August 1, 2012 from $252 per day to $50 per day (which was replaced with a .5% accrual, on an annual basis effective January 1, 2013), and TAGS which had an expense ratio of 0.58% in 2012 (which was reduced slightly to .5% on January 1, 2013), to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. The specific changes to the daily expense accruals, excluding any accruals for the management fee, from December 31, 2012 levels to January 1, 2013 levels for each affected Fund is as follows: 1) CORN: $7,926 per day reduced to $6,379 per day; SOYB $1,375 per day reduced to $821 per day; CANE $100 per day reduced to .5% annually; and WEAT $677 per day reduced to $502 per day. The structure of the Funds and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that allows the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion, except for NAGS which would require a 90-day notice as per the Form 8-K filed in 2012.

Teucrium Corn Fund

The Teucrium Corn Fund commenced investment operations on June 9, 2010. The investment objective of the Corn Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2012, the Corn Fund held a total of 1,142 CBOT Corn Futures contracts with a notional value of $37,724,525. Of these contracts, all had a liability fair value equaling $2,213,775. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the May 14, 2013, contracts, the second-to-expire CBOT Corn Futures Contract, (2) 30% to July 12, 2013, contracts, the third-to-expire CBOT Corn Futures Contract, and (3) 35% to the December 13, 2013, contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract.

For the Year Ended December 31, 2012 Compared to the Years Ended December 31, 2011 and 2010

As of December 31, 2010, the Fund had a total of 1,100,004 shares outstanding and net assets of $42,963,939. On December 31, 2011, the Fund had 1,700,004 shares outstanding and net assets of $71,268,521. On December 31, 2012, the Fund had 850,004 shares outstanding with net assets of $37,686,512. The decrease in shares outstanding was 250,000 shares and 23% from 2010 to 2012 and 850,000 shares and 50% from 2011 to 2012, and represents, management believes, a decline in shares principally associated with investor sentiments regarding the arbitrage opportunities surrounding the price of corn in advance of the U.S. 2013-14 planting season. In 2012, as the nature of the draught conditions in the Midwest became known, shares outstanding of the Fund increased from 1,325,004 in June 2012 to 2,157,004 in July 2012. Once the harvest was complete, however, the Fund experienced a large number of redemption baskets, a trend that continued until the end of 2012. In total, the Fund issued 1,125,000 shares in 2012 and purchased 1,975,000 as part of creation and redemption baskets.

Total net assets for the Fund were $37,686,512 on December 31, 2012, $71,268,521 on December 31, 2011 and $42,963,939 on December 31, 2010. The Net Asset Values (“NAV”) per share related to these balances were $44.34, $41.92 and $39.06 respectively. This represents a decrease in total net assets for the year ending December 31, 2012 versus 2010 of 12.3% driven by the number of shares outstanding as the NAV per share increased by $5.28 or 13.5%. When comparing December 31, 2012 with 2011, there was a decrease in total net assets of 47.1%, again driven by a decrease in total shares outstanding as the NAV per share increased by 5.8%. On December 31, 2010, the closing price per share, as reported by the NYSE Arca was $39.01. On December 30, 2011, the closing price on the NYSE Arca was $41.98; and on December 31, 2012, the closing price on the NYSE Arca was $44.32. The change from December 31, 2012 over prior years was a 13.6% increase from 2010 and a 5.6% increase from 2011.

Total income for the year ended December 31, 2012 was $10,063,171 resulting primarily from the net change in realized appreciation on commodity futures contracts totaling $11,440,433 and offset by the net change in unrealized depreciation of commodity futures contracts of ($1,430,660). Total income was $2,036,025 in 2011 and $8,892,641 in 2010. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the year ended December 31, 2012 were $3,495,445, with $659,294 attributable to payment of the management fee to the Sponsor, or 18.9% of expenses. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. In 2011, total expenses were $2,508,118 with the management fee to the Sponsor of $983,260 representing 39.2% of total expense. For 2010, these amounts were $456,658 of total expense, the Fund operated for just over six months in 2010, and $103,353 of management fee representing 22.6% of total expenses. The amounts attributable to distribution and marketing fees were $1,918,679 in 2012, $846,475 in 2011 and $106,876 in 2010. This represents 55% of total expenses in 2012, 33.7% in 2011 and 23.4% in 2010. The amounts attributable to professional fees were $353,887 in 2012, $413,452 in 2011 and $144,975 in 2010. This represents 10.1% of total expenses in 2012, 16.5% in 2011 and 31.7% in 2010. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. Fees paid to the custodian and administrator were $129,549 in 2012, $129,195 in 2011 and $72,916 in 2010. This represented 3.7% of total Fund expenses for 2012, 5.2% in 2011 and 16% in 2010. General and administrative expenses were $259,060 in 2012, $38,458 in 2011 and $5,029 in 2010. This represented 7.4% of total Fund expenses for 2012, 1.5% in 2011 and 1.1% in 2010. The increase in expense for this category was the result of payments for data, software and printing-related payments in 2012 over payments in 2011 and 2010. Brokerage fees and commissions for the trading of Futures Contracts totaled $56,148 for 2012, $71,679 for 2011 and $14,763 for 2010. This represented 1.6% of total expenses in 2012, 2.9% in 2011 and 3.2% in 2010. The decrease from 2011 to 2012 was due to the fewer number of contracts held due to lower assets under management over the entire year. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year-ended December 31, 2012, there were approximately $124,000 of expenses which generally would have been paid by the Fund but were waived by the Sponsor. For the year ended December 31, 2012, there were also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund do not reflect an adjustment for this amount.

Effective January 1, 2013, the Sponsor has reduced the expense accruals for the Fund to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. The specific changes to the daily expense accruals, excluding any accruals for the management fee, from December 31, 2012 levels to January 1, 2013 levels for the Fund was from $7,926 per day reduced to $6,379 per day. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion.

Net cash provided by or used in the Fund’s operating activities during the year was $9,906,392 in 2012, ($3,211,888) in 2011 and $4,782,582 in 2010. In 2012, proceeds from the sale of shares were $51,752,168, representing 1,125,000 shares while payments for redemptions were $91,901,903, representing 1,975,000 shares. For 2011, proceeds from the sale of Shares of the Fund were $92,546,004, representing 2,100,000 shares, which were offset by $63,769,329 in payments for the redemption of Shares of the Fund, representing 1,500,000 shares. In 2010, there were proceeds from the issuance of shares of $39,891,098, representing 1,300,004 shares and payments for the redemption of shares of $5,363,242, representing 200,000 shares.

For the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011 and 2010

Total loss for this period was ($3,284,553) resulting from the net change in unrealized depreciation of commodity futures contracts of($2,409,450) and by a realized loss on commodity futures contracts of ($889,107). Total income was $4,762,175 in 2011 and $6,581,122 in 2010. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the period were $854,330 with $125,141 attributable to payment of the management fee to the Sponsor, or 14.6% of expenses. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. In 2011, total expenses were $886,399 with the management fee to the Sponsor of $229,383 representing 25.9% of total expense. For 2010, these amounts were $292,004 of total expense, and $78,030 of management fee representing 26.7% of total expenses. The amounts attributable to distribution and marketing fees were $574,949 in 2012, $493,507 in 2011 and $77,627 in 2010. This represents 67.3% of total expenses in 2012, 55.7% in 2011 and 26.6% in 2010. In the 4th quarter for the years 2012 and 2011, there were reclassification of expenses from other expense categories, primarily professional fees, into distribution and marketing. For 2012, this amount was approximately $260,000; for 2011, the amount was approximately $50,000. The amounts attributable to professional fees were $10,425 in 2012, $78,492 in 2011 and $85,579 in 2010. This represents 1.2% of total expenses in 2012, 8.9% in 2011 and 29.3% in 2010. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. In the 4th quarter for the years 2012 and 2011, there were reclassification of expenses from other professional fees into distribution and marketing. For 2012, this amount was approximately $260,000; for 2011, the amount was approximately $50,000. Fees paid to the custodian and administrator were $32,564 in 2012, $32,564 in 2011 and $32,565 in 2010. This expense is based on a contracted monthly amount which did not change over the periods. General and administrative expenses were $56,620 in 2012, $32,999 in 2011 and $2,999 in 2010. This represented 6.6% of total Fund expenses for 2012, 3.7% in 2011 and 1.0% in 2010. The increase in expense for this category in 2012 over prior years was the result of payments for data, software and printing-related payments in 2012. Brokerage fees and commissions for the trading of Futures Contracts totaled $16,025 for 2012, $13,360 for 2011 and $14,763 for 2010. This represented 1.9% of total expenses in 2012, 1.5% in 2011 and 5.1% in 2010. The increase in 2012 over 2011 was due to the number of redemption orders received in 2012 compared to the prior year. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

Teucrium Natural Gas Fund

The Teucrium Natural Gas Fund commenced investment operations on February 1, 2011. The investment objective of NAGS is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the following:  the nearest to spot month March, April, October and November Henry Hub Natural Gas Futures Contracts traded on the New York Mercantile Exchange (“NYMEX”), weighted 25% equally in each contract month. On December 31, 2012, the Fund held a total of 131 NYMEX Natural Gas Futures contracts with a notional value of $4,623,670. Thirty-two (32) of these contracts had an asset fair value of $9,550. The other 99 had a liability fair value of $233,919. The weighting of the notional value of the contracts was weighted as follows: (1) 25% to the contracts settling on February 26, 2013, (2) 25% to contracts settling on March 26, 2013 contracts, (3) 25% to the contracts settling on September 26, 2013, and (4)25% to the contracts settling on October 29, 2013.

On December 31, 2011, the Fund had 100,004 shares outstanding and net assets of $1,381,367. On December 31, 2012, the Fund had 400,004 shares outstanding with net assets of $4,625,621. The increase in shares outstanding was 300,000 shares and 300% from 2011 to 2012 and, represents, management believes, a renewed interest in natural gas as the price has declined relative to crude oil over the recent past and there has been a renewed interest in natural gas as an alternative fuel. In 2012 the Fund issued 300,000 shares and purchased no shares as part of creation and redemption baskets.

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Total net assets for the Fund were $4,625,621 on December 31, 2012 and $1,381,367 on December 31, 2011. The Net Asset Values (“NAV”) per share related to these balances were $11.56 and $13.81 respectively. This represents an increase in total net assets for the year ending December 31, 2012 versus 2011 of 235% driven by the number of shares outstanding as the NAV per share decreased by $2.25 or 16.3%. On December 30, 2011, the closing price on the NYSE Arca was $13.88; and on December 31, 2012, the closing price on the NYSE Arca was $11.58. The change from December 31, 2012 over 2011 was a 16.6% decrease from 2011.

Total loss for the year ended December 31, 2012 was ($447,552) resulting primarily from the net change in realized depreciation on commodity futures contracts totaling ($828,012) and offset by the net change in unrealized appreciation of commodity futures contracts of $378,071. Total loss was ($1,142,091) in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. Total expenses for the year ended December 31, 2012 were $45,687 or 1.48%. Of this, $18,038 was attributable to payment of the management fee to the Sponsor, representing 39.5% of expenses. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. The Sponsor paid $19,207 of expenses in 2012 that normally would have been borne by the Fund and waived approximately $12,800 in management fees. In 2011, total expenses were $237,234 with the management fee to the Sponsor of $2,782 representing 1.2% of total expense. In 2011, the Sponsor paid $24,000 of expenses that normally would have been borne by the Fund and waived approximately $18,000 in management fees in the year. The decrease from 2012 to 2011 in total expenses was a combination of lower assets under management relative to the other Funds managed by the Sponsor, which resulted in fewer expenses allocated to the Fund, renegotiated contracts on behalf of the Fund and the voluntary cap on expenses and fees. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

Net cash used in the Fund’s operating activities during the period was ($538,316) in 2012 and $ (1,483,533) in 2011. In 2012, proceeds from the sale of shares were $3,737,493 with no payments for redemptions. For 2011, proceeds from the sale of Shares of the Fund were $5,000,000, which were offset by $2,239,408 in payments for the redemption of Shares of the Fund.

For the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Total loss for the three months of 2012 was ($450,315) resulting primarily from the net change in unrealized loss on commodity futures contracts of ($454,157) which was partially offset by the realized gain on commodity futures contracts of $2,997. Total loss was ($433,069) in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. As such, aside from the management fee which was waived for some period and brokerage commissions, other expenses are generally a reflection of total net assets of the Fund. Total expenses for the three months of 2012 were $17,864 with $12,205 attributable to payment of the management fee to the Sponsor, or 68.3% of expenses. In the 4th quarter for the year 2012, the Sponsor waived expenses of $9,416 that normally would have been paid by the Fund. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. In 2011, total expenses were $6,209 with no management fee to the Sponsor. There was, instead, a reclassification of previously recorded management fees which were being waived by the Sponsor. The amounts attributable to distribution and marketing fees were $1,762 in 2012, $50,518 in 2011. In the 4th quarter for the year 2011, there was a reclassification of expenses from other expense categories, primarily professional fees, into distribution and marketing. The amounts attributable to professional fees were $2,525 in 2012 and ($39,136) in 2011. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. In the 4th quarter for the year 2011, there was a reclassification of expenses from other professional fees into distribution and marketing. Fees paid to the custodian and administrator were $911 in 2012 and ($930) in 2011; there was a reclassification of expenses from fees paid to the custodian and administrator into distribution and marketing. This expense is based on a contracted monthly amount which has been renegotiated by the Sponsor on behalf of the Fund. All other amounts were negligible in both 2012 and 2011. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

Teucrium WTI Crude Oil Fund

The Teucrium WTI Crude Oil Fund commenced investment operations on February 23, 2011. The investment objective of CRUD is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for futures contracts for WTI crude oil, also known as Texas Light Sweet Crude Oil (“Oil Futures Contracts”) traded on the NYMEX, specifically (1) the nearest to spot June or December Oil Futures Contract, weighted 35%; (2) the June or December Oil Futures Contract following the aforementioned (1), weighted 30%; and (3) the next December Oil Future Contract that immediately follows the aforementioned (2), weighted 35%. On December 31, 2012, the Fund held a total of 22 NYMEX WTI crude oil futures contracts with a notional value of $2,041,180. Of these contracts, 14 had an asset fair value of $44,872 and 8 had a liability fair value of $58,090. The weighting of the notional value of the contracts was weighted as follows: (1) 37% to the contracts settling on May 21, 2013, (2) 27% to contracts settling on November 20, 2013, and (3) 36% to the contracts settling on November 20, 2014.

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

On December 31, 2011, the Fund had 100,002 shares outstanding and net assets of $4,445,013. On December 31, 2012, the Fund had 50,002 shares outstanding with net assets of $1,993,747. The decrease in shares outstanding was 50,000 shares and 50% from 2011 to 2012. In 2012 the Fund redeemed 50,000 shares and issued no shares as part of creation and redemption baskets. There are now a minimum number of shares outstanding and there can be no further redemptions until additional shares are created.

Total net assets for the Fund were $1,993,747 on December 31, 2012 and $4,445,013 on December 31, 2011. The Net Asset Values (“NAV”) per share related to these balances were $39.87 and $44.45 respectively. This represents a decrease in total net assets for the year ending December 31, 2012 versus 2011 of 55.1% driven by a combination of a decrease in the number of shares as well as a decrease in the price of the underlying commodity. The NAV per share decreased by $4.58 or 10.3%. On December 30, 2011, the closing price on the NYSE Arca was $44.58; and on December 31, 2012, the closing price on the NYSE Arca was $39.53. The change from December 31, 2012 over 2011 was an 11.3% decrease from 2011.

Total loss for the year ended December 31, 2012 was ($135,367) resulting primarily from the net change in unrealized depreciation on commodity futures contracts totaling ($129,192) with a small loss generated by the realized loss on commodity futures contracts of ($8,348). Total loss was ($44,125) in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the year ended December 31, 2012 were $167,430. Of this, $26,649 was attributable to payment of the management fee to the Sponsor, representing 15.9% of expenses. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. In 2012, the Sponsor paid approximately $35,600 of expenses that normally would have been borne by the Fund. In 2011, total expenses were $474,622 with the management fee to the Sponsor of $44,127 representing 9.3% of total expense. In 2011, the Sponsor paid none of the expenses that normally would have been borne by the Fund. The decrease from 2012 to 2011 in total expenses of ($307,192) and 64.7% was a combination of lower assets under management relative to the other Funds managed by the Sponsor, which resulted in fewer expenses allocated to the Fund, renegotiated contracts on behalf of the Fund and the payment of some of the Fund’s expenses by the Sponsor. The most significant year over year changes in expenses were seen in distribution and marketing fees which decreased by ($198,206) or 76.4% for the reasons discussed above. Custodian fees and expenses decrease by ($46,862) or 42.4% due to re-negotiated contracts. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

Effective August 1, 2012 the Sponsor reduced the daily expense accruals for the Fund from $252 per day to $50 per day. Effective January 1, 2013, the Sponsor initiated daily expense accruals, excluding the management fee, equal to .5% of total net assets for the Fund on an annual basis. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initialed a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion.

Net cash used in the Fund’s operating activities during the period was ($145,531) in 2012 and $ (823,850) in 2011. In 2012, payments for the redemption of shares were $2,148,469 with no proceeds from the sale of shares. For 2011, proceeds from the sale of Shares of the Fund were $6,077,099, which were offset by $1,113,439 in payments for the redemption of Shares of the Fund.

For the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Total loss for the three months in 2012 was ($13,306) resulting primarily from a realized loss on commodity futures contracts of ($51,695) offset partially by the net change in unrealized appreciation on commodity futures contracts of $38,055. Total income was $935,970 in 2011 which was generated by a net change in unrealized appreciation of commodity futures contracts of $1,236,219. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the three months in 2012 were $9,535 with $4,880 attributable to payment of the management fee to the Sponsor, or 51.2% of expenses. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. For the three months in 2012, the Sponsor elected to waive $7,678 in fees that generally would have been paid by the Fund. In 2011, total expenses were $173,731 with the management fee to the Sponsor of $13,521 representing 7.8% of total expense. The decrease in expenses for 2012 over the same period in 2011 was due to the lower total net assets of the Fund relative to the other Teucrium Funds and the election by the Sponsor to waive the payment of certain fees. The amounts attributable to distribution and marketing fees were $1,500 in 2012 and $188,349 in 2011. This represents 15.7% of total expenses in 2012 and 108.4% in 2011. In the 4th quarter for the year 2011 there was a reclassification of expenses from other expense categories, primarily professional fees, into distribution and marketing. The amounts attributable to professional fees were $0 in 2012 and ($69,888) in 2011. In the 4th quarter for the year 2011 there was a reclassification of expenses from other professional fees into distribution and marketing. Fees paid to the custodian and administrator were $3,100 in 2012 and $32,565 in 2011. This expense is based on a contracted monthly amount which did not change over the periods. However, in 2012 the Sponsor has renegotiated the contract on behalf of the Fund. General and administrative expenses were $0 in 2012 and $5,927 in 2011. Brokerage fees and commissions for the trading of Futures Contracts totaled $54 for 2012 and $188 for 2011. The decrease in 2012 over 2011 was due to the number of contacts held in 2012 compared to the prior year. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

Teucrium Soybean Fund

The Teucrium Soybean Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”).  Except as described in the following paragraph, the three Soybean Futures Contracts will be: (1) second-to-expire CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2012, the Fund held a total of 97 CBOT soybean futures contracts with a notional value of $6,629,575. Of these contracts, 64 had an asset fair value of $63,200 and 33 had a liability fair value of $284,575. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the contracts settling on March 14, 2013, (2) 30% to contracts settling on May 14, 2013 contracts, and (3) 35% to the contracts settling on November 14, 2012.

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

On December 31, 2011, the Fund had 100,004 shares outstanding and net assets of $2,186,430. On December 31, 2012, the Fund had 275,004 shares outstanding with net assets of $6,636,175. The increase in shares outstanding was 175,000 shares and 175% from 2011 to 2012, and represents, in management’s opinion, an increased focus by investors on the grain markets given the recent drought in the Midwest region of the United States and the recognition of the demand/supply condition for soybeans across the globe. In 2012 the Fund redeemed 500,000 shares and issued 675,000 as part of creation and redemption baskets.

Total net assets for the Fund were $6,636,175 on December 31, 2012 and $2,186,430 on December 31, 2011. The Net Asset Values (“NAV”) per share related to these balances were $24.13 and $21.86 respectively. This represents an increase in total net assets for the year ending December 31, 2012 versus 2011 of 203.5% driven by a combination of an increase in the number of shares as well as an increase in the price of the underlying commodity. The NAV per share increased by $2.27 or 10.4%. On December 30, 2011, the closing price on the NYSE Arca was $22.06; and on December 31, 2012, the closing price on the NYSE Arca was $24.07. The change from December 31, 2012 over 2011 was an increase of 9.1%.

Total loss for the year ended December 31, 2012 was ($35,369) resulting primarily from the net change in unrealized depreciation on commodity futures contracts totaling ($66,706) offset partially by a small realized gain on commodity futures contracts of $26,281. Total loss was ($294,664) in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the year ended December 31, 2012 were $475,934. Of this, $63,352 was attributable to payment of the management fee to the Sponsor, representing 13.3% of expenses. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. In 2012, the Sponsor paid approximately $11,600 of expenses that normally would have been borne by the Fund. In 2011, total expenses were $19,006 from the commencement of operations until the end of the year, with the management fee to the Sponsor of $4,930 representing 25.9% of total expense; the Sponsor waived the management fee for a period of time in 2011, resulting in a reduction of the fee by $1,200. In 2011, the Sponsor paid approximately $25,000 of the expenses that normally would have been borne by the Fund. The increase from 2012 to 2011 in total expenses of $456,928 was a combination of a full year of operation compared to the truncated period in 2011, higher assets under management relative to the other Funds managed by the Sponsor, which resulted in a larger percentage of expenses allocated to the Fund, fewer expenses paid by the Sponsor, offset partially by renegotiated contracts on behalf of the Fund. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

For the year ended December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund do not reflect an adjustment for this amount.

Effective January 1, 2013, the Sponsor has reduced the expense accruals for the Fund to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. The specific changes to the daily expense accruals, excluding any accruals for the management fee, from December 31, 2012 levels to January 1, 2013 levels for the Fund was from $1,375 per day reduced to $821 per day. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion.

Net cash used in the Fund’s operating activities during the period was ($847,212) in 2012 and $ (444,731) in 2011. In 2012, proceeds from the sale of shares were $17,320,020 while payments for the redemption of shares were $12,358,972. For 2011, proceeds from the sale of Shares of the Fund were $2,500,000 with no payments for the redemption of Shares of the Fund.

For the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Total loss for the three months of 2012 was ($733,949) resulting primarily from the realized loss on commodity futures contracts of ($770,950) which was partially offset by the net change in unrealized appreciation on commodity futures contracts of $35,625. Total income was $13,930 in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the three months of 2012 were $145,711 with $19,212 attributable to payment of the management fee to the Sponsor, or 13.2% of expenses. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. In 2011, total expenses were $18,858 with $4,930 in management fee to the Sponsor, representing 26.1% of total expenses. In the 4th quarter for the year 2011, the Sponsor elected to waive some fees that generally would have been paid by the Fund as the Fund had been in operation for only ten days before the quarter commenced. Expenses in total for the Fund were higher in 2012 due to a full year of operation and a higher total net asset balance relative to the other Teucrium Funds. The amounts attributable to distribution and marketing fees were $89,839 in 2012 and $0 in 2011. The amounts attributable to professional fees were $17,871 in 2012 and $0 in 2011. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. Fees paid to the custodian and administrator were ($332) in 2012 and $13,802 in 2011; in 2012, there was a reclassification of expenses from fees paid to the custodian and administrator into distribution and marketing as the result of a new contract. General and administrative expenses were $13,586 in 2012 and $0 in 2011. Brokerage commissions were $3,804 in 2012 and $124 in 2011. The increase is due to the increased number of contracts held and the additional creation and redemption orders experienced by the Fund in 2012. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

Teucrium Sugar Fund

The Teucrium Sugar Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”), specifically: (1) the second-to-expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third-to-expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2012, the Fund held a total of 99 ICE sugar futures contracts with a notional value of $2,215,270. These contracts had a liability fair value of $78,378. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the contracts settling on April 30, 2013, (2) 30% to contracts settling on June 28, 2013 contracts, and (3) 35% to the contracts settling on February 28, 2014.

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

On December 31, 2011, the Fund had 100,004 shares outstanding and net assets of $2,306,249. On December 31, 2012, the Fund had 125,004 shares outstanding with net assets of $2,225,898. The increase in shares outstanding was 25,000 shares and 25% from 2011 to 2012. In 2012 the Fund redeemed 225,000 shares and issued 250,000 as part of creation and redemption baskets.

Total net assets for the Fund were $2,225,898 on December 31, 2012 and $2,306,249 on December 31, 2011. The Net Asset Values (“NAV”) per share related to these balances were $17.81 and $23.06 respectively. This represents a decrease in total net assets for the year ending December 31, 2012 versus 2011 of 3.5% driven by a combination of an increase in the number of shares offset by a decrease in the price of the underlying commodity. The NAV per share decreased by $5.25 or 22.8%. On December 30, 2011, the closing price on the NYSE Arca was $22.93; and on December 31, 2012, the closing price on the NYSE Arca was $17.84. The change from December 31, 2012 over 2011 was a 22.2% decrease.

Total loss for the year ended December 31, 2012 was ($665,628) resulting primarily from the realized loss on commodity futures contracts totaling ($727,394) offset partially by a small gain generated by the net change in unrealized appreciation on commodity futures contracts of $59,820. Total loss was ($173,779) in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the year ended December 31, 2012 were $231,990. Of this, $14,056 was attributable to payment of the management fee to the Sponsor, representing 6.1% of expenses. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. In 2012, the Sponsor paid approximately $45,800 of expenses that normally would have been borne by the Fund and waived almost $10,000 in management fees. In 2011, total expenses were $20,072 from the commencement of operations until the end of the year, with the management fee to the Sponsor of $5,481 representing 27.3% of total expense; the Sponsor waived the management fee for a period of time in 2011, resulting in a reduction of the fee by $1,200. In 2011, the Sponsor paid approximately $26,000 of the expenses that normally would have been borne by the Fund. The increase from 2012 to 2011 in total expenses of $211,918 was due principally to a full year of operation compared to the truncated period in 2011, offset partially by renegotiated contracts on behalf of the Fund and increased fees paid by the Sponsor on behalf of the Fund. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

Effective January 1, 2013, the Sponsor has reduced the expense accruals for the Fund to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. The specific changes to the daily expense accruals, excluding any accruals for the management fee, from December 31, 2012 levels to January 1, 2013 levels for the Fund was from $100 per day reduced to .5% on an annual basis. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initialed a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion.

Net cash used in the Fund’s operating activities during the period was ($779,737) in 2012 and $ (449,097) in 2011. In 2012, proceeds from the sale of shares were $5,324,467 while payments for the redemption of shares were $4,507,200. For 2011, proceeds from the sale of Shares of the Fund were $2,500,000 with no payments for the redemption of Shares of the Fund.

For the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Total loss for the three months of 2012 was ($68,666) resulting from the realized loss on commodity futures contracts of($51,016) and the net change in unrealized depreciation on commodity futures contracts of ($18,055). Total loss was ($91,353) in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the three months of 2012 were $9,950 with $1 attributable to payment of the management fee to the Sponsor and the Sponsor elected to waive the management fee in the quarter. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. In the three months for 2012, the Sponsor also elected to waive an additional $12,556 in fees that generally would have been paid by the Fund. In 2011, total expenses were $19,464 with $5,481 in management fee to the Sponsor, representing 28.2% of total expenses. In the 4th quarter for the year 2011, the Sponsor elected to waive some fees that generally would have been paid by the Fund as the Fund had been in operation for only ten days before the quarter commenced. Expenses in total for the Fund were lower in 2012 due to a lower total net asset balance relative to the other Teucrium Funds and the elections by the Sponsor to pay additional fees on behalf of the Fund and to waive the management fee. The amounts attributable to distribution and marketing fees were $5,520 in 2012 and $0 in 2011. The amounts attributable to professional fees were $2,760 in 2012 and $0 in 2011. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. Fees paid to the custodian and administrator were $0 in 2012 and $13,804 in 2011; in 2012, there was a renegotiated contract. General and administrative expenses were $368 in 2012 and $0 in 2011. Other expenses were $934 in 2012 and $0 in 2011. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

Teucrium Wheat Fund

The Teucrium Wheat Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically: (1) the second-to-expire CBOT Wheat Futures Contract, weighted 35%, (2) the third-to-expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2012, the Fund held a total of 93 CBOT wheat futures contracts with a notional value of $3,724,238. Of these contracts, 32 had an asset fair value of $15,762 and 61 had a liability fair value of $206,850. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the contracts settling on May 14, 2013, (2) 30% to contracts settling on July 12, 2013 contracts, and (3) 35% to the contracts settling on December 13, 2013.

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

On December 31, 2011, the Fund had 100,004 shares outstanding and net assets of $2,235,888. On December 31, 2012, the Fund had 175,004 shares outstanding with net assets of $3,719,209. The increase in shares outstanding was 75,000 shares and 75% from 2011 to 2012, and represents, in management’s opinion, an increased focus by investors on the grain markets given the recent drought in the Midwest region of the United States and the recognition of the demand/supply condition for wheat across the globe. In 2012 the Fund redeemed 200,000 shares and issued 275,000 as part of creation and redemption baskets.

Total net assets for the Fund were $3,719,209 on December 31, 2012 and $2,235,888 on December 31, 2011. The Net Asset Values (“NAV”) per share related to these balances were $21.25 and $22.36 respectively. This represents an increase in total net assets for the year ending December 31, 2012 versus 2011 of 66.3% driven by an increase in the number of shares partially offset by a decrease in the price of the underlying commodity. The NAV per share decreased by $1.11 or 5%. On December 30, 2011, the closing price on the NYSE Arca was $22.40; and on December 31, 2012, the closing price on the NYSE Arca was $21.32. The change from December 31, 2012 over 2011 was a 4.8% decrease.

Total loss for the year ended December 31, 2012 was ($94,917) resulting primarily from the net change in unrealized depreciation on commodity futures contracts totaling ($120,790) offset partially by a small realized gain on commodity futures contracts of $23,740. Total loss was ($244,878) in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the year ended December 31, 2012 were $345,345. Of this, $32,754 was attributable to payment of the management fee to the Sponsor, representing 9.5% of expenses. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. In 2012, the Sponsor paid approximately $36,500 of expenses that normally would have been borne by the Fund. In 2011, total expenses were $19,334 from the commencement of operations until the end of the year, with the management fee to the Sponsor of $4,998 representing 25.9%

of total expense; the Sponsor waived the management fee for a period of time in 2011, resulting in a reduction of the fee by $1,200. In 2011, the Sponsor paid approximately $25,000 of the expenses that normally would have been borne by the Fund. The increase from 2012 to 2011 in total expenses of $326,011 was principally the result of a full year of operation compared to the truncated period in 2011 offset partially by renegotiated contracts on behalf of the Fund. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

For the year ended December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund do not reflect an adjustment for this amount.

Effective January 1, 2013, the Sponsor has reduced the expense accruals for the Fund to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. The specific changes to the daily expense accruals, excluding any accruals for the management fee, from December 31, 2012 levels to January 1, 2013 levels for the Fund was from $677 per day reduced to $502 per day. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion.

Net cash used in the Fund’s operating activities during the period was ($588,701) in 2012 and $ (478,076) in 2011. In 2012, proceeds from the sale of shares were $6,071,303 while payments for the redemption of shares were $4,147,720. For 2011, proceeds from the sale of Shares of the Fund were $2,500,000 with no payments for the redemption of Shares of the Fund.

For the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Total loss for the three months of 2012 was ($392,701) resulting from the realized loss on commodity futures contracts of($97,725) and the net change in unrealized depreciation on commodity futures contracts of ($295,026). Total income was $10,010 in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the three months of 2012 were $70,389 with $7,750, or 11.0%, attributable to payment of the management fee to the Sponsor The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. In 2011, total expenses were $18,990 with $4,998 in management fee to the Sponsor, representing 26.3% of total expenses. In the 4th quarter for the year 2011, the Sponsor elected to waive some fees that generally would have been paid by the Fund as the Fund had been in operation for only ten days before the quarter commenced. Expenses in total for the Fund were higher in 2012 due to a higher total net asset balance relative to the other Teucrium Funds. The amounts attributable to distribution and marketing fees were $43,091 in 2012 and $0 in 2011. The amounts attributable to professional fees were $6,903 in 2012 and $0 in 2011. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. Fees paid to the custodian and administrator were $4,559 in 2012 and $13,804 in 2011; in 2012, there was a renegotiated contract. General and administrative expenses were $6,036 in 2012 and $0 in 2011. Brokerage commissions were $356 in 2012 and $188 in 2011. The increase is due to the increased number of contracts held and the additional creation and redemption orders experienced by the Fund in 2012. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

Teucrium Agricultural Fund

The Teucrium Agricultural Fund commenced operation on March 28, 2012. On April 22, 2011, an initial registration statement was filed with the Securities and Exchange Commission (“SEC”). On February 10, 2012, the Fund’s initial registration of 5,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On March 28, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “TAGS.” On the business day prior to that, the Fund issued 300,000 shares in exchange for $15,000,000 at the Fund’s initial NAV of $50 per share. The Fund also commenced investment operations on March 28, 2012 by purchasing shares of the Underlying Funds. On December 31, 2011, the Fund had two shares outstanding, which were owned by the Sponsor.

The investment objective of the Fund is to have the daily changes in percentage terms of the Net Asset Value (“NAV”) of its common units (“Shares”) reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund (“CORN”), the Teucrium Wheat Fund (“WEAT”), the Teucrium Soybean Fund (“SOYB”) and the Teucrium Sugar Fund (“CANE”) (collectively, the “Underlying Funds”).  The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund.  The Fund does not intend to invest directly in futures contracts (“Futures Contracts”), although it reserves the right to do so in the future, including if an Underlying Fund ceases operations.

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

On December 31, 2012, the Fund held: 1) 13,458 shares of CORN with a fair value of $596,685; 2) 28,137 shares of WEAT with a fair value of $597,970; 3) 25,006 shares of SOYB with a fair value of $603,422; and 4) 35,274 shares of CANE with a fair value of $628,110. The weighting on December 31, 2012 was 24% to CORN, 25% to WEAT, 25% to SOYB and 26% to CANE.

On December 31, 2012, the Fund had 50,002 shares outstanding with net assets of $2,436,721. In 2012, the Fund had 350,000 shares issued and 300,000 shares redeemed. As of December 31, 2012 there were a minimum number of shares outstanding and there could be no further redemptions until additional shares are created.

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Total net assets for the Fund were $2,436,721 on December 31, 2012 and $100 on December 31, 2011. This increase is a result of the commencement of operation in 2012. The Net Asset Values (“NAV”) per share related to these balances were $48.73 and $50.00 respectively, which was the NAV at the commencement of operations. The decrease in the NAV per share of $1.27 or 2.5% is driven by a decrease in the price of some of the shares of the Underlying Funds which is driven by a decrease in the price of the underlying commodity. On December 31, 2012, the 4pm bid/ask midpoint on the NYSE Arca was $48.74.

Total loss for the period from the commencement of operations through December 31, 2012 was ($880,163) resulting primarily from the realized loss on the securities of the Underlying Funds totaling ($626,988) and a loss generated by the unrealized depreciation on the securities of the Underlying Funds of ($253,192). Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the period from the commencement of operations through December 31, 2012 were $22,701. The Fund does not pay a management fee to the Sponsor. In 2012, the Sponsor paid approximately $20,800 of expenses that normally would have been borne by the Fund. Other than the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management. The Sponsor can elect to adjust the daily expense accruals at its discretion.

Net cash used in the Fund’s operating activities during the period was ($3,333,166) in 2012. For 2012, proceeds from the sale of shares were $17,706,578 while payments for the redemption of shares were $14,367,093.

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

During the period from January 1, 2012 through December 31, 2012, (and for TAGS those days during this period in which that Fund had commenced operations) the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund with the exception of the dates June 20, 2012 to June 30, 2012 for CANE which exceeded slightly the plus/minus 10 percent for those dates. This situation was a result of the redemption of 100,000 shares which occurred on June 17, 2012 for CANE. Effective July 1, 2012, the Sponsor reduced the expense accruals recorded by CANE, an action which was intended to mitigate the situation. On July 10, 2012, there was a creation of 25,000 shares of CANE which allowed the Sponsor increased flexibility to ensure that the contracts held could be distributed so that the actual performance of CANE could more effectively track the Benchmark.

Frequency Distribution of Premiums and Discounts

Description

The frequency distribution charts below present information about the difference between the daily market price for Shares of each Fund and the Fund's reported Net Asset Value per share. The amount that a Fund's market price is above the reported NAV is called the premium. The amount that a Fund's market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that a Fund's NAV is calculated (usually 4:00 p.m., New York time). The horizontal axis of the chart shows the premium or discount expressed in basis points. The vertical axis indicates the number of trading days in the period covered by the chart. Each bar in the chart shows the number of trading days in which a Fund traded within the premium/discount range indicated.  The charts are also available on the website for each Fund on a quarterly basis.

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

Off Balance Sheet Financing

As of December 31, 2012, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

Any commodity broker for any of the Funds, when acting as the futures commission merchant (“FCM”) in accepting orders to purchase or sell futures contracts on United States exchanges, will be required by CFTC regulations to separately account for and treat as belonging to the Fund all of the Fund’s assets that relate to domestic futures contract trading.  These commodity brokers are not allowed to commingle the assets of that Fund with the commodity broker’s other assets, although commodity brokers are allowed to commingle the assets of multiple customers in a bulk segregated account.  In addition, the CFTC requires commodity brokers to hold in a secure account the assets of each Fund related to foreign futures contract trading.

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs for Futures Commission Merchants (“FCMs”). The proposed rules are intended to afford greater assurances to market participants that: 1)customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business; 2) FCMs are monitoring and managing risks in a robust manner; 3) the capital and liquidity of the FCMs are strengthened to safeguard their continued operations; and 4) the auditing and examination programs of the CFTC and the self-regulatory organizations (“SROs”) are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of December 31, 2012. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

Quantitative Risk Analysis

CORN:

	December 31, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2012	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures May13	377	$ 7.0025	$ 13,199,713	$ 11,879,741	$ 11,219,756	$ 10,559,770	$ 14,519,684	$ 15,179,669	$ 15,839,655
CBOT Corn Futures July13	325	$ 6.9725	$ 11,330,313	$ 10,197,281	$ 9,630,766	$ 9,064,250	$ 12,463,344	$ 13,029,859	$ 13,596,375
CBOT Corn Futures Dec13	440	$ 5.9975	$ 13,194,500	$ 11,875,050	$ 11,215,325	$ 10,555,600	$ 14,513,950	$ 15,173,675	$ 15,833,400
Total CBOT Corn Futures			$ 37,724,525	$ 33,952,073	$ 32,065,846	$ 30,179,620	$ 41,496,978	$ 43,383,204	$ 45,269,430

Shares outstanding			850,004	850,004	850,004	850,004	850,004	850,004	850,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$ 44.38	$ 39.94	$ 37.72	$ 35.51	$ 48.82	$ 51.04	$ 53.26
Total Net Asset Value per Share as reported			$ 44.34
Change in the Net Asset Value per Share				$ (4.44)	$ (6.66)	$ (8.88)	$ 4.44	$ 6.66	$ 8.88

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

NAGS:

	December 31, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2012	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
Henry Hub NYMEX Natural Gas Futures Mar13	34	$ 3.3650	$ 1,144,100	$ 1,029,690	$ 972,485	$ 915,280	$ 1,258,510	$ 1,315,715	$ 1,372,920
Henry Hub NYMEX Natural Gas Futures Apr13	34	$ 3.4030	$ 1,157,020	$ 1,041,318	$ 983,467	$ 925,616	$ 1,272,722	$ 1,330,573	$ 1,388,424
Henry Hub NYMEX Natural Gas Futures Oct13	32	$ 3.6300	$ 1,161,600	$ 1,045,440	$ 987,360	$ 929,280	$ 1,277,760	$ 1,335,840	$ 1,393,920
Henry Hub NYMEX Natural Gas Futures Nov13	31	$ 3.7450	$ 1,160,950	$ 1,044,855	$ 986,808	$ 928,760	$ 1,277,045	$ 1,335,093	$ 1,393,140
Total Henry Hub NYMEX Natural Gas Futures			$ 4,623,670	$ 4,161,303	$ 3,930,120	$ 3,698,936	$ 5,086,037	$ 5,317,221	$ 5,548,404

Shares outstanding			400,004	400,004	400,004	400,004	400,004	400,004	400,004

Net Asset Value per Share attributable directly to Sugar Futures			$ 11.56	$ 10.40	$ 9.83	$ 9.25	$ 12.71	$ 13.29	$ 13.87
Total Net Asset Value per Share as reported			$ 11.56
Change in the Net Asset Value per Share				$ (1.16)	$ (1.73)	$ (2.31)	$ 1.16	$ 1.73	$ 2.31

Percent Change in the Net Asset Value per Share				-10.00%	-14.99%	-19.99%	10.00%	14.99%	19.99%

CRUD:

	December 31, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2012	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
WTI Crude Oil Futures Jun13	8	$ 93.4900	$ 747,920	$ 673,128	$ 635,732	$ 598,336	$ 822,712	$ 860,108	$ 897,504
WTI Crude Oil Futures Dec13	6	$ 93.3700	$ 560,220	$ 504,198	$ 476,187	$ 448,176	$ 616,242	$ 644,253	$ 672,264
WTI Crude Oil Futures Dec14	8	$ 91.6300	$ 733,040	$ 659,736	$ 623,084	$ 586,432	$ 806,344	$ 842,996	$ 879,648
Total WTI Crude Oil Futures			$ 2,041,180	$ 1,837,062	$ 1,735,003	$ 1,632,944	$ 2,245,298	$ 2,347,357	$ 2,449,416

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to Sugar Futures			$ 40.82	$ 36.74	$ 34.70	$ 32.66	$ 44.90	$ 46.95	$ 48.99
Total Net Asset Value per Share as reported			$ 39.87
Change in the Net Asset Value per Share				$ (4.08)	$ (6.12)	$ (8.16)	$ 4.08	$ 6.12	$ 8.16

Percent Change in the Net Asset Value per Share				-10.24%	-15.36%	-20.48%	10.24%	15.36%	20.48%

SOYB:

	December 31, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2012	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures Mar13	33	$ 14.0950	$ 2,325,675	$ 2,093,108	$ 1,976,824	$ 1,860,540	$ 2,558,243	$ 2,674,526	$ 2,790,810
CBOT Soybean Futures May13	28	$ 13.9925	$ 1,958,950	$ 1,763,055	$ 1,665,108	$ 1,567,160	$ 2,154,845	$ 2,252,793	$ 2,350,740
CBOT Soybean Futures Nov13	36	$ 13.0275	$ 2,344,950	$ 2,110,455	$ 1,993,208	$ 1,875,960	$ 2,579,445	$ 2,696,693	$ 2,813,940
Total CBOT Soybean Futures			$ 6,629,575	$ 5,966,618	$ 5,635,139	$ 5,303,660	$ 7,292,533	$ 7,624,011	$ 7,955,490

Shares outstanding			275,004	275,004	275,004	275,004	275,004	275,004	275,004

Net Asset Value per Share attributable directly to Sugar Futures			$ 24.11	$ 21.70	$ 20.49	$ 19.29	$ 26.52	$ 27.72	$ 28.93
Total Net Asset Value per Share as reported			$ 24.13
Change in the Net Asset Value per Share				$ (2.41)	$ (3.62)	$ (4.82)	$ 2.41	$ 3.62	$ 4.82

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

CANE:

	December 31, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2012	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures May13	35	$ 0.1960	$ 768,320	$ 691,488	$ 653,072	$ 614,656	$ 845,152	$ 883,568	$ 921,984
ICE #11 Sugar Futures July13	30	$ 0.1974	$ 663,264	$ 596,938	$ 563,774	$ 530,611	$ 729,590	$ 762,754	$ 795,917
ICE #11 Sugar Futures Mar14	34	$ 0.2058	$ 783,686	$ 705,318	$ 666,133	$ 626,949	$ 862,055	$ 901,239	$ 940,424
Total ICE #11 Sugar Futures			$ 2,215,270	$ 1,993,743	$ 1,882,980	$ 1,772,216	$ 2,436,797	$ 2,547,561	$ 2,658,324

Shares outstanding			125,004	125,004	125,004	125,004	125,004	125,004	125,004

Net Asset Value per Share attributable directly to Sugar Futures			$ 17.72	$ 15.95	$ 15.06	$ 14.18	$ 19.49	$ 20.38	$ 21.27
Total Net Asset Value per Share as reported			$ 17.81
Change in the Net Asset Value per Share				$ (1.77)	$ (2.66)	$ (3.54)	$ 1.77	$ 2.66	$ 3.54

Percent Change in the Net Asset Value per Share				-9.95%	-14.92%	-19.90%	9.95%	14.92%	19.90%

WEAT:

	December 31, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2012	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures May13	33	$ 7.8775	$ 1,299,788	$ 1,169,809	$ 1,104,819	$ 1,039,830	$ 1,429,766	$ 1,494,756	$ 1,559,745
CBOT Wheat Futures Jul13	28	$ 7.9375	$ 1,111,250	$ 1,000,125	$ 944,563	$ 889,000	$ 1,222,375	$ 1,277,938	$ 1,333,500
CBOT Wheat Futures Dec13	32	$ 8.2075	$ 1,313,200	$ 1,181,880	$ 1,116,220	$ 1,050,560	$ 1,444,520	$ 1,510,180	$ 1,575,840
Total CBOT Wheat Futures			$ 3,724,238	$ 3,351,814	$ 3,165,602	$ 2,979,390	$ 4,096,661	$ 4,282,873	$ 4,469,085

Shares outstanding			175,004	175,004	175,004	175,004	175,004	175,004	175,004

Net Asset Value per Share attributable directly to Sugar Futures			$ 21.28	$ 19.15	$ 18.09	$ 17.02	$ 23.41	$ 24.47	$ 25.54
Total Net Asset Value per Share as reported			$ 21.25
Change in the Net Asset Value per Share				$ (2.13)	$ (3.19)	$ (4.26)	$ 2.13	$ 3.19	$ 4.26

Percent Change in the Net Asset Value per Share				-10.01%	-15.02%	-20.03%	10.01%	15.02%	20.03%

 TAGS:

	December 31, 2012 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2012	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Wheat Fund	28,137	$ 21.2521	$ 597,970	$ 538,173	$ 508,275	$ 478,376	$ 657,767	$ 687,666	$ 717,564
Teucrium Corn Fund	13,458	$ 44.3368	$ 596,685	$ 537,016	$ 507,182	$ 477,348	$ 656,353	$ 686,187	$ 716,022
Teucrium Soybean Fund	25,006	$ 24.1311	$ 603,422	$ 543,080	$ 512,909	$ 482,738	$ 663,765	$ 693,936	$ 724,107
Teucrium Sugar Fund	35,274	$ 17.8066	$ 628,110	$ 565,299	$ 533,894	$ 502,488	$ 690,921	$ 722,327	$ 753,732
Total value of shares of the Underlying Funds			$ 2,426,187	$ 2,183,569	$ 2,062,259	$ 1,940,950	$ 2,668,806	$ 2,790,115	$ 2,911,425

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$ 48.52	$ 43.67	$ 41.24	$ 38.82	$ 53.37	$ 55.80	$ 58.23
Total Net Asset Value per Share as reported			$ 48.73
Change in the Net Asset Value per Share				$ (4.85)	$ (7.28)	$ (9.70)	$ 4.85	$ 7.28	$ 9.70

Percent Change in the Net Asset Value per Share				-9.96%	-14.94%	-19.91%	9.96%	14.94%	19.91%

Qualitative Risk Analysis

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

The Dodd-Frank Act requires the CFTC, the SEC and the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the

“Prudential Regulators”) to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (including many over-the-counter swaps). The proposed rules would require swap dealers and major swap participants to collect both variation and initial margin from their financial entity counterparties such as the Funds or Underlying Funds but would not require these swap dealers or major swap participants to post variation margin or initial margin to the Funds or Underlying Funds. In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not yet implemented any final rules

For the year ended December 31, 2012, neither the Sponsor nor the Trust employed any hedging methods such as those described above as all of its investments were made over an exchange. Therefore, during such period, the Funds were not exposed to counterparty risk.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements for a list of the financial statements being filed herein.

The Sponsor, on behalf of the Teucrium Commodity Trust, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, the Trust believes that, as of December 31, 2012, the internal control over financial reporting is effective.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2012.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Trust and each Fund maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms for both the Trust and each Fund thereof.

Management of the Sponsor of the Teucrium Funds (“Management”), including Dale Riker, its Principal Executive Officer and Barbara Riker, its Principal Financial Officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the design and operation of the Trust’s and each Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and, based upon that evaluation, concluded that the Trust’s and each Fund’s disclosure controls and procedures were effective to ensure that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.  The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers both the Trust and each Fund thereof.

Management’s Annual Report on Internal Control over Financial Reporting

The Trust and each Fund are responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s and each Fund’s internal control system is designed to provide reasonable assurance to the Sponsor regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management, including Dale Riker, Principal Executive Officer of the Sponsor, and Barbara Riker, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, Management believes that, as of December 31, 2012, the internal control over financial reporting is effective for the Trust and each Fund thereof. Rothstein Kass, the public accounting firm that audited the financial statements included herein, has issued an attestation report on the Trust and each Fund’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in the Trust’s or the Funds’ internal controls over the financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

Item 9B. Other Information

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 of the Commodity Exchange Act, each month the Sponsor publishes an account statement for the shareholders of each Fund which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The monthly statements can be found on the website for each Fund, which are as follows: for CORN www.teucriumcornfund.com; for NAGS www.teucriumnagsfund.com; for CRUD www.teucriumcrudfund.com; for CANE www.teucriumcanefund.com; for SOYB www.teucriumsoybfund.com; for WEAT www.teucriumweatfund.com; for TAGS www.teucriumtagsfund.com. These sites are accessible at no charge.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% a Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Fund’s Shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of a Fund.  For the year ended December 31, 2012, to the best knowledge of the Sponsor, all such filings have been made within these prescribed timeframes.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor.  The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust.  The Trust does not set the amount or form of any portion of, the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust, except for TAGS, is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets. The Sponsor has the right to elect to waive the management fee for any Fund; that election may be changed by the Sponsor.  For 2012, the Funds incurred $814,142 in management fees to the Sponsor. In addition to the management fee, each Fund reimburses the Sponsor for expenses related to the operation of the Fund.

Item 12. Security Ownership of Certain Beneficial Owners and Management

a.	Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of December 31, 2012, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Name	Address	Series of the Trust	Amount and Nature of Beneficial Ownership	Percent of Class

Jane Street Options

Credit Andorra

IMC-Chicago LLC

Teucrium Agricultural Fund

Goldman Sachs Co.

IMC-Chicago LLC

Teucrium Agricultural Fund

Citibank Taiwan LTD

Teucrium Agricultural Fund

Deutsche Bank Suisse SA

Gray Whale Capital LLC

Flow Traders US LLC

New York, NY 10004

La Vella An, Andora

Chicago, IL 60606

Brattleboro, VT 05301

New York, NY 10004

Chicago, IL 60606

Brattleboro, VT 05301

Xinyi District Taipei, Taiwan

Brattleboro, VT 05301

Geneva 1 CH-1211, Switzerland

Santa Barbara, CA 93101

New York, NY 10036

CRUD CRUD NAGS SOYB WEAT WEAT WEAT WEAT CANE CANE TAGS TAGS

5,100 common units

5,142 common units

43,098 common units

25,006 common units

10,000 common units

19,094 common units

28,137 common units

8,950 common units

35,274 common units

9,554 common units

2,937 common units

17,309 common units

10.20% 10.28% 10.77% 9.09% 5.71% 10.91% 16.08% 5.11% 28.22% 7.64% 5.87% 34.62%
b.	Security Ownership of Management. (as of December 31, 2012)
Name and Position	Series of the Trust	Number Common Units	Nature of Beneficial Ownership
Sal Gilbertie, President	CORN	401	Direct
Sal Gilbertie, President	NAGS	4,500	Direct
Sal Gilbertie, President	SOYB	100	Direct
Sal Gilbertie, President	CRUD	1,100	Direct
Dale Riker, CEO	NAGS	4,000	Indirect
Dale Riker, CEO	CRUD	250	Indirect
Dale Riker, CEO	TAGS	200	Indirect
Carl Miller, Member	NAGS	200	Direct

c.	Change in Control. Neither the Sponsor not the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

Fees paid by the Trust for services performed by Rothstein Kass for the years ended December 31, 2011 and December 31, 2012 were:

	Years Ended
	December 31, 2012	December 31, 2011
Audit fees	$346,500	336,750
Audit-related fees	-	-

Total	$346,500	336,750

PART IV

Item 15. Exhibits and Financial Statements Schedules

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument establishing the Fund. (3)

10.1	Form of Authorized Purchaser Agreement. (3)

10.2	Distribution Services Agreement. (1)

10.3	Amended and Restated Distribution Services Agreement. (4)

10.4	Amendment to Amended and Restated Distribution Services Agreement. (4)

10.5	Second Amendment to Amended and Restated Distribution Services Agreement. (4)

10.6	Global Custody Agreement. (5)

10.7	Services Agreement. (5)

10.8	Transfer Agency and Service Agreement. (5)

10.6	Distribution Consulting and Marketing Services Agreement. (1)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (6)
31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (6)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
101.INS	XBRL Instance Document (6)
101.SCH	XBRL Taxonomy Extension Schema (6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (6)
101.DEF	XBRL Taxonomy Definition Linkbase (6)
101.LAB	XBRL Taxonomy Extension Label Linkbase (6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (6)

(1)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as like-numbered exhibit to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on October 31, 2011 and incorporated by reference herein.

(5)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 3 to Registration Statement No. 333-162033, filed on March 29, 2010 and incorporated by reference herein.

(6)	Filed herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Dale Riker
Name:	Dale Riker
Title:	Chief Executive Officer

By:	/s/ Barbara Riker
Name:	Barbara Riker
Chief Financial Officer

Date: March 18, 2013

TEUCRIUM COMMODITY TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012

Index to Financial Statements

Documents	Page
TEUCRIUM COMMODITY TRUST

Report of Independent Registered Public Accounting Firm	F-1

Statements of Assets and Liabilities at December 31, 2012 and 2011	F-2

Schedule of Investments at December 31, 2012 and 2011	F-3

Statements of Operations for the years ended December 31, 2012 and 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010	F-5

Statements of Changes in Net Assets for the years ended December 31, 2012 and 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010	F-6

Statements of Cash Flows for the years ended December 31, 2012 and 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010	F-7

Notes to Financial Statements	F-8

TEUCRIUM CORN FUND

Report of Independent Registered Public Accounting Firm	F-16

Statements of Assets and Liabilities at December 31, 2012 and 2011	F-17

Schedule of Investments at December 31, 2012 and 2011	F-18

Statements of Operations for the years ended December 31, 2012 and 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010	F-20

Statements of Changes in Net Assets for the years ended December 31, 2012 and 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010	F-21

Statements of Cash Flows for the years ended December 31, 2012 and 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010	F-22

Notes to Financial Statements	F-23

TEUCRIUM NATURAL GAS FUND

Report of Independent Registered Public Accounting Firm	F-31

Statements of Assets and Liabilities at December 31, 2012 and 2011	F-32

Schedule of Investments at December 31, 2012 and 2011	F-33

Statement of Operations for the year ended December 31, 2012 and from the commencement of operations (February 1, 2011) through December 31, 2011	F-35

Statement of Changes in Net Assets for the year ended December 31, 2012 and from the commencement of operations (February 1, 2011) through December 31, 2011	F-36

Statement of Cash Flows for the year ended December 31, 2012 and from the commencement of operations (February 1, 2011) through December 31, 2011	F-37

Notes to Financial Statements	F-38

TEUCRIUM WTI CRUDE OIL FUND

Report of Independent Registered Public Accounting Firm	F-45

Statements of Assets and Liabilities at December 31, 2012 and 2011	F-46

Schedule of Investments at December 31, 2012 and 2011	F-47

Statement of Operations for the year ended December 31, 2012 and from the commencement of operations (February 23, 2011) through December 31, 2011	F-49

Statement of Changes in Net Assets for the year ended December 31, 2012 and from the commencement of operations (February 23, 2011) through December 31, 2011	F-50

Statement of Cash Flows for the year ended December 31, 2012 and from the commencement of operations (February 23, 2011) through December 31, 2011	F-51

Notes to Financial Statements	F-52

TEUCRIUM SOYBEAN FUND

Report of Independent Registered Public Accounting Firm	F-60

Statements of Assets and Liabilities at December 31, 2012 and 2011	F-61

Schedule of Investments at December 31, 2012 and 2011	F-62

Statement of Operations for the year ended December 31, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	F-64

Statement of Changes in Net Assets for the year ended December 31, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	F-65

Statement of Cash Flows for the year ended December 31, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	F-66

Notes to Financial Statements	F-67

TEUCRIUM SUGAR FUND

Report of Independent Registered Public Accounting Firm	F-75

Statements of Assets and Liabilities at December 31, 2012 and 2011	F-76

Schedule of Investments at December 31, 2012 and 2011	F-77

Statement of Operations for the year ended December 31, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	F-79

Statement of Changes in Net Assets for the year ended December 31, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	F-80

Statement of Cash Flows for the year ended December 31, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	F-81

Notes to Financial Statements	F-82

TEUCRIUM WHEAT FUND

Report of Independent Registered Public Accounting Firm	F-89

Statements of Assets and Liabilities at December 31, 2012 and 2011	F-90

Schedule of Investments at December 31, 2012 and 2011	F-91

Statement of Operations for the year ended December 31, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	F-93

Statement of Changes in Net Assets for the year ended December 31, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	F-94

Statement of Cash Flows for the year ended December 31, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	F-95

Notes to Financial Statements	F-96

TEUCRIUM AGRICULTURAL FUND

Report of Independent Registered Public Accounting Firm	F-104

Statement of Assets and Liabilities at December 31, 2012 and 2011	F-105

Schedule of Investments at December 31, 2012	F-106

Statement of Operations for the period from the commencement of operations (March 28, 2012) through December 31, 2012	F-107

Statement of Changes in Net Assets for the period from the commencement of operations (March 28, 2012) through December 31, 2012	F-108

Statement of Cash Flows for the period from the commencement of operations (March 28, 2012) through December 31, 2012	F-109

Notes to Financial Statements	F-110

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Commodity Trust

We have audited the accompanying statements of assets and liabilities of Teucrium Commodity Trust (the “Trust”), including the schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets and cash flows for each of the years in the two-year period ended December 31, 2012 and the for the period from June 9, 2010 (commencement of operations) through December 31, 2010. We have also audited the Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Commodity Trust as of December 31, 2012 and 2011, and the results of its operations, changes in its net assets and its cash flows for each of the years in the two-year period ended December 31, 2012 and the for the period from June 9, 2010 (commencement of operations) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Rothstein Kass

Walnut Creek, California

March 15, 2013

TEUCRIUM COMMODITY TRUST

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2012	December 31, 2011
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$52,575,291	$80,567,901
Commodity futures contracts	133,384	2,125,714
Collateral, due from broker	7,004,263	8,747,339
Interest receivable	2,596	2,609
Other assets	365,076	404,199
Total assets	60,080,610	91,847,762

Liabilities

Payable for shares redeemed	-	4,147,011
Commodity futures contracts	3,075,587	3,758,460
Management fee payable to Sponsor	50,632	74,629
Other liabilities	56,695	44,094
Total liabilities	3,182,914	8,024,194

Net assets	$56,897,696	$83,823,568

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

December 31, 2012

		Percentage of	Principal
Description: Assets	Fair Value	Net Assets	Amount
Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.090%, due January 17, 2013	$9,999,930	17.58%	$10,000,000
U.S. Treasury bills, 0.090%, due February 14, 2013	9,999,670	17.57	10,000,000
Total U.S. Treasury obligations	19,999,600	35.15

Money market funds
Dreyfus Cash Management Plus	32,575,691	57.25

Total cash equivalents	$52,575,291	92.40%

			Notional
			Amount
Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (32 contracts, settlement date September 26, 2013)	$9,550	0.02%	$1,161,600

United States WTI crude oil futures contracts
WTI crude oil futures (6 contracts, settlement date November 20, 2013)	24,312	0.04	560,220
WTI crude oil futures (8 contracts, settlement date November 20, 2014)	20,560	0.04	733,040

United States soybean futures contracts
CBOT soybean futures (28 contracts, settlement date May 14, 2013)	40,775	0.07	1,958,950
CBOT soybean futures (36 contracts, settlement date November 14, 2013)	22,425	0.04	2,344,950

United States wheat futures contracts
CBOT wheat futures (32 contracts, settlement date December 13, 2013)	15,762	0.03	1,313,200
Total commodity futures contracts	$133,384	0.24%	$8,071,960

		Percentage of	Notional
Description: Liabilities	Fair Value	Net Assets	Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (377 contracts, settlement date May 14, 2013)	$1,341,775	2.36%	$13,199,712
CBOT corn futures (325 contracts, settlement date July 12, 2013)	413,700	0.73	11,330,313
CBOT corn futures (440 contracts, settlement date December 13, 2013)	458,300	0.81	13,194,500

United States natural gas futures contracts
NYMEX natural gas futures (34 contracts, settlement date February 26, 2013)	103,412	0.18	1,144,100
NYMEX natural gas futures (34 contracts, settlement date March 26, 2013)	61,967	0.11	1,157,020
NYMEX natural gas futures (31 contracts, settlement date October 29, 2013)	68,540	0.12	1,160,950

United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date May 21, 2013)	58,090	0.10	747,920

United States soybean futures contracts
CBOT soybean futures (33 contracts, settlement date March 14, 2013)	284,575	0.50	2,325,675

United States sugar futures contracts
ICE sugar futures (35 contracts, settlement date April 30, 2013)	38,629	0.07	768,320
ICE sugar futures (30 contracts, settlement date June 28, 2013)	11,189	0.02	663,264
ICE sugar futures (34 contracts, settlement date February 28, 2014)	28,560	0.05	783,686

United States wheat futures contracts
CBOT wheat futures (33 contracts, settlement date May 14, 2013)	166,925	0.29	1,299,787
CBOT wheat futures (28 contracts, settlement date July 12, 2013)	39,925	0.07	1,111,250
Total commodity futures contracts	$3,075,587	5.41%	$48,886,497

			Shares
Exchange-traded funds
Teucrium Corn Fund	$596,685	1.05%	13,458
Teucrium Soybean Fund	603,422	1.06	25,006
Teucrium Sugar Fund	628,110	1.10	35,274
Teucrium Wheat Fund	597,970	1.05	28,137
Total exchange-traded funds (cost $2,679,379) owned by Teucrium Agricultural Fund	$2,426,187	4.26%

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

			Notional
			Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (648 contracts, settlement date July 13, 2012)	$1,928,408	2.30%	$21,424,500

United States WTI crude oil futures contracts
WTI crude oil futures (14 contracts, settlement date November 16, 2012)	15,839	0.02	1,373,540
WTI crude oil futures (16 contracts, settlement date November 20, 2013)	100,303	0.12	1,516,160

United States soybean futures contracts
CBOT soybean futures (11 contracts, settlement date May 14, 2012)	9,994	0.01	669,625

United States wheat futures contracts
CBOT wheat futures (20 contracts, settlement date July 13, 2012)	71,170	0.08	686,250
Total commodity futures contracts	$2,125,714	2.53%	$25,670,075

		Percentage of	Notional
Description: Liabilities	Fair Value	Net Assets	Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (763 contracts, settlement date May 14, 2012)	$2,478,427	2.96%	$24,978,713
CBOT corn futures (849 contracts, settlement date December 12, 2012)	233,096	0.28	24,886,312

United States natural gas futures contracts
NYMEX natural gas futures (11 contracts, settlement date February 27, 2012)	217,844	0.26	331,760
NYMEX natural gas futures (11 contracts, settlement date March 28, 2012)	161,614	0.19	338,690
NYMEX natural gas futures (11 contracts, settlement date September 26, 2012)	120,352	0.14	365,420
NYMEX natural gas futures (10 contracts, settlement date October 29, 2012)	120,630	0.12	347,900

United States WTI crude oil futures contracts
WTI crude oil futures (16 contracts, settlement date May 22, 2012)	168	0.00	1,591,680

United States soybean futures contracts
CBOT soybean futures (12 contracts, settlement date March 14, 2012)	81,898	0.10	724,650
CBOT soybean futures (13 contracts, settlement date November 14, 2012)	82,765	0.10	782,763

United States sugar futures contracts
ICE sugar futures (32 contracts, settlement date April 30, 2012)	82,593	0.10	822,528
ICE sugar futures (27 contracts, settlement date June 29, 2012)	37,908	0.05	682,215
ICE sugar futures (31 contracts, settlement date February 28, 2013)	17,697	0.02	811,059

United States wheat futures contracts
CBOT wheat futures (23 contracts, settlement date May 14, 2012)	66,580	0.08	771,938
CBOT wheat futures (22 contracts, settlement date December 14, 2012)	74,888	0.09	792,000
Total commodity futures contracts	$3,758,460	4.49%	$58,227,628

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF OPERATIONS

			From the commencement
	Year ended	Year ended	of operations (June 9, 2010)
	December 31, 2012	December 31, 2011	through December 31, 2010
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$9,926,700	$6,883,031	$ 3,693,752
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,309,457)	(6,810,965)	5,178,219
Interest income	67,112	64,422	20,670
Total income	8,684,355	136,488	8,892,641

Expenses
Management fees	814,143	1,045,578	103,353
Professional fees	547,549	505,611	144,975
Distribution and marketing fees	2,429,624	1,216,388	106,876
Custodian fees and expenses	409,780	344,965	72,916
Business permits and licenses fees	55,734	22,289	7,105
General and administrative expenses	347,938	48,908	5,029
Brokerage commissions	70,657	74,438	14,763
Other expenses	109,107	20,209	1,641
Total expenses	4,784,532	3,278,386	456,658
Net income (loss)	$3,899,823	$(3,141,898)	$ 8,435,983

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CHANGES IN NET ASSETS

			From the commencement
	Year Ended	Year Ended	of operations (June 9, 2010)
	December 31, 2012	December 31, 2011	through December 31, 2010
Operations
Net income (loss)	$3,899,823	$(3,141,898)	$8,435,983

Capital transactions
Issuance of shares	101,912,029	111,123,203	39,891,098
Cost of shares of the Underlying Funds acquired by Teucrium Agricultural Fund	(2,679,379)	—	—
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural Fund	(626,988)	—	—
Redemption of shares	(129,431,357)	(67,122,176)	(5,363,242)
Cash proceeds for future series	—	—	500
Total capital transactions	(30,825,695)	44,001,027	34,528,356
Net change in net assets	(26,925,872)	40,859,129	42,964,339

Net assets, beginning of period	83,823,568	42,964,439	100

Net assets, end of period	$56,897,696	$83,823,568	$42,964,439

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CASH FLOWS

			From the commencement
	Year ended	Year ended	of operations (June 9, 2010)
	December 31, 2012	December 31, 2011	through December 31, 2010
Cash flows from operating activities:
Net income (loss)	$3,899,823	$(3,141,898)	$8,435,983
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	1,309,457	6,810,965	(5,178,219)
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural Fund excluded from net loss	(626,988)	—	—
Changes in operating assets and liabilities:
Purchase of Underlying Funds acquired by Teucrium Agricultural Fund	(2,679,379)	—	—
Collateral, due from broker	1,743,076	(8,747,339)	—
Interest receivable	13	2,637	(5,246)
Other assets	39,123	(391,673)	(12,526)
Collateral, due to broker	—	(1,496,045)	1,496,045
Management fee payable to Sponsor	(23,997)	40,301	34,328
Other liabilities	12,601	31,877	12,217
Net cash provided by (used in) operating activities	3,673,729	(6,891,175)	4,782,582

Cash flows from financing activities:
Proceeds from sale of Shares	101,912,029	111,123,203	39,891,098
Redemption of shares, net of payable for shares redeemed	(133,578,368)	(62,975,165)	(5,363,242)
Proceeds from sale of shares of future Trust series	—	—	500
Net cash (used in) provided by financing activities	(31,666,339)	48,148,038	34,528,356

Net change in cash and cash equivalents	(27,992,610)	41,256,863	39,310,938
Cash and cash equivalents, beginning of period	80,567,901	39,311,038	100
Cash and cash equivalents, end of period	$52,575,291	$80,567,901	$39,311,038

 The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

On June 17, 2011, the Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Funds are subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets.   Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2012 and 2011.  However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the years ended December 31, 2012 and 2011 and for the period from the commencement of operations (June 9, 2010) through December 31, 2010.

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

CRUD: 50,000 shares representing 2 baskets (at minimum level as of December 31, 2012)

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets (at minimum level as of December 31, 2012)

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reports its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Trust had a balance of $32,575,691 and $60,567,971 in money market funds at December 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  The Trust also had investments in United States Treasury Bills with a maturity of three months or less with a fair value of $19,999,600 and $19,999,830, on December 31, 2012 and December 31, 2011 respectively.

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

Due from/to Broker for Securities Transactions

Due from/to broker for investments in securities are securities transactions pending settlement. The Trust and the Funds are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties. Since the inception of the Fund, the principal broker through which the Trust and TAGS clear securities transactions for TAGS is the Bank of New York Mellon Capital Markets.

Shares of the Underlying Funds Held by the Teucrium Agricultural Fund (TAGS)

Given the investment objective of TAGS as described in Note 1, TAGS will buy, sell and hold as part of its normal operations shares of the four Underlying Funds. The Trust excludes the shares of the other series of the Trust owned by the Teucrium Agricultural Fund from its statements of assets and liabilities. The Trust excludes the net change in unrealized appreciation or depreciation on securities owned by the Teucrium Agricultural Fund from its statements of operations. Upon the sale of the Underlying Funds by the Teucrium Agricultural Fund, the Trust includes any realized gain or loss in its statements of changes in net assets.

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

The Funds pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For the year ended December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount. The Sponsor has determined, however, that it will not seek reimbursement for any portion of the amount from NAGS, CRUD, CANE and TAGS.

Certain aggregate expenses common to all Funds are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

Effective January 1, 2013, the Sponsor has reduced the expense accruals for each Fund, except for NAGS which was already capped at 1.5%, including the management fee, CRUD, which had a reduction in the daily expense accruals on August 1, 2012 from $252 per day to $50 per day

(which was replaced with a .5% accrual, on an annual basis effective January 1, 2013), and TAGS which had an expense ratio of 0.58% in 2012 (which was reduced slightly to .5% on January 1, 2013), to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. The specific changes to the daily expense accruals, excluding any accruals for the management fee, from December 31, 2012 levels to January 1, 2013 levels for each affected Fund is as follows: 1) CORN: $7,926 per day reduced to $6,379 per day; SOYB $1,375 per day reduced to $821 per day; CANE $100 per day reduced to .5% annually; and WEAT $677 per day reduced to $502 per day. The structure of the Funds and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that allows the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion, except for NAGS which would require a 90-day notice as per the Form 8-K filed in 2012.

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

On December 31, 2012 and December 31, 2011, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. We anticipate the adoption will not have a significant impact on the financial statement disclosures for the Trust or the Funds.

Note 3 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets and liabilities measured at fair value as of December 31, 2012 and 2011:

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$52,575,291	$-	$-	$52,575,291
Commodity futures contracts
Natural gas futures contracts	9,550	-	-	9,550
WTI crude oil futures contracts	44,872	-	-	44,872
Soybean futures contracts	63,200	-	-	63,200
Wheat futures contracts	15,762	-	-	15,762
Total	$52,708,675	$-	$-	$52,708,675

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts
Corn futures contracts	$2,213,775	$-	$-	$2,213,775
Natural gas futures contracts	233,919	-	-	233,919
WTI crude oil futures contracts	58,090	-	-	58,090
Soybean futures contracts	284,575	-	-	284,575
Sugar futures contracts	78,378	-	-	78,378
Wheat futures contracts	206,850	-	-	206,850
Total	$3,075,587	$-	$-	$3,075,587

December 31, 2011

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2011
Cash equivalents	$80,567,801	-	-	$80,567,801
Commodity futures contracts
Corn futures contracts	1,928,408	-	-	1,928,408
WTI crude oil futures contracts	116,142	-	-	116,142
Soybean futures contracts	9,994	-	-	9,994
Wheat futures contracts	71,170	-	-	71,170
Total	$82,693,515	$-	$-	$82,693,515

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2011
Commodity futures contracts
Corn futures contracts	$2,711,523	$-	$-	$2,711,523
Natural gas futures contracts	602,440	-	-	602,440
WTI crude oil futures contracts	168	-	-	168
Soybean futures contracts	164,663	-	-	164,663
F-12

Sugar futures contracts	138,198	-	-	138,198
Wheat futures contracts	141,468	-	-	141,468
Total	$3,758,460	$-	$-	$3,758,460

There were no transfers into and out of each level of the fair value hierarchy for the commodity futures contracts valued using alternative verifiable sources due to a "limit-down" or “limit-up” conditions for the year ended December 31, 2012.

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

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the years ended December 31, 2012 and 2011, and from the commencement of operations (June 6, 2010) through December 31, 2010, the Funds invested in commodity futures contracts and Cleared Swaps. Cleared Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Commodity Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Interests, can generally be structured as the parties to the Commodity Interest contract desire.  Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December 31, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of master netting arrangements and have been reduced by the application of cash collateral receivables and payables with its counterparties. The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the years ended December 31, 2012 and 2011, and from the commencement of operations (June 9, 2010) through December 31, 2010.

At December 31, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Corn futures contracts	$-	$(2,213,775)	$(2,213,775)
Natural gas futures contracts	9,550	(233,919)	(224,369)
WTI crude oil futures contracts	44,872	(58,090)	(13,218)
Soybean futures contracts	63,200	(284,575)	(221,375)
Sugar futures contracts	-	(78,378)	(78,378)
Wheat futures contracts	15,762	(206,850)	(191,088)
Total commodity futures contracts	$133,384	$(3,075,587)	$(2,942,203)

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Corn futures contracts	$1,928,408	$(2,711,523)	$(783,115)
Natural gas futures contracts	-	(602,440)	(602,440)
WTI crude oil futures contracts	116,142	(168)	115,974
Soybean futures contracts	9,994	(164,663)	(154,669)
Sugar futures contracts	-	(138,198)	(138,198)
Wheat futures contracts	71,170	(141,468)	(70,298)
Total commodity futures contracts	$2,125,714	$(3,758,460)	$(1,632,746)

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

For the year ended December 31, 2012

	Realized Gain (Loss) on	Net Change in Unrealized (Loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$11,440,433	$(1,430,660)
Natural gas futures contracts	(828,012)	378,071
WTI crude oil futures contracts	(8,348)	(129,192)
Soybean futures contracts	26,281	(66,706)
Sugar futures contracts	(727,394)	59,820
Wheat futures contracts	23,740	(120,790)
Total commodity futures contracts	$9,926,700	$(1,309,457)

For the year ended December 31, 2011

	Realized Gain (loss) on	Net Change in Unrealized (loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$7,937,425	$(5,961,334)
Natural gas futures contracts	(541,020)	(602,440)
WTI crude oil futures contracts	(162,359)	115,974
Soybean futures contracts	(140,281)	(154,669)
Sugar futures contracts	(35,874)	(138,198)
Wheat futures contracts	(174,860)	(70,298)
Total commodity futures contracts	$6,883,031	$(6,810,965)

For the period from the commencement of operations (June 9, 2010) to December 31, 2010

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Corn futures contracts	$3,693,752	$5,178,219

Volume of Derivative Activities

At December 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of contracts
Commodity price
Corn futures contracts	$37,724,525	1,142
Natural gas futures contracts	4,623,670	131
F-14

WTI crude oil futures contracts	2,041,180	22
Soybean futures contracts	6,629,575	97
Sugar futures contracts	2,215,270	99
Wheat futures contracts	3,724,237	93
Total commodity futures contracts	$56,958,457	1,584

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Corn futures contracts	$71,289,525	2,260
Natural gas futures contracts	1,383,770	43
WTI crude oil futures contracts	4,481,380	46
Soybean futures contracts	2,177,038	36
Sugar futures contracts	2,315,802	90
Wheat futures contracts	2,250,188	65
Total commodity futures contracts	$83,897,703	2,540

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

For the period January 1, 2013 through March 18, 2013, the following subsequent events transpired for each of the series of the Trust:

CORN: Nothing to Report

NAGS: Nothing to Report

CRUD: Nothing to Report

SOYB: Nothing to Report

CANE: Nothing to Report

WEAT: Nothing to Report

TAGS: Nothing to Report

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Corn Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Corn Fund (the “Fund”), including the schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets and cash flows for each of the years in the two-year period ended December 31, 2012 and the for the period from June 9, 2010 (commencement of operations) through December 31, 2010. We have also audited the Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Fund’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Corn Fund as of December 31, 2012 and 2011, and the results of its operations, changes in its net assets and its cash flows for each of the years in the two-year period ended December 31, 2012 and the for the period from June 9, 2010 (commencement of operations) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Rothstein Kass

Walnut Creek, California

March 15, 2013

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2012	December 31, 2011
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$34,631,982	$69,022,336
Commodity futures contracts	-	1,928,408
Collateral, due from broker	5,106,775	6,910,552
Interest receivable	1,376	2,086
Other assets	242,407	342,859
Total assets	39,982,540	78,206,241

Liabilities

Payable for shares redeemed	-	4,147,011
Commodity futures contracts	2,213,775	2,711,523
Management fee payable to Sponsor	36,444	64,423
Other liabilities	45,809	14,763
Total liabilities	2,296,028	6,937,720

Net assets	$37,686,512	$71,268,521

Shares outstanding	850,004	1,700,004

Net asset value per share	$44.34	$41.92

Market value per share	$44.32	$41.98

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair	Percentage of	Principal
Description: Assets	Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.090%, due January 17, 2013	$ 9,999,930	26.53%	$ 10,000,000
U.S. Treasury bills, 0.090%, due February 14, 2013	9,999,670	26.53	10,000,000
Total U.S. Treasury obligations	19,999,600	53.06

Money market funds
Dreyfus Cash Management Plus	14,632,382	38.83

Total cash equivalents	$ 34,631,982	91.89%

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (377 contracts, settlement date May 14, 2013)	$1,341,775	3.56%	$13,199,712
CBOT corn futures (325 contracts, settlement date July 12, 2013)	413,700	1.10	11,330,313
CBOT corn futures (440 contracts, settlement date December 13, 2013)	458,300	1.21	13,194,500
Total commodity futures contracts	$2,213,775	5.87%	$37,724,525

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

	Fair	Percentage of	Principal
Description: Assets	Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.010%, due January 19, 2012	$ 9,999,950	14.03%	$ 10,000,000
U.S. Treasury bills, 0.000%, due February 16, 2012	9,999,880	14.03	10,000,000
Total U.S. Treasury obligations	19,999,830	28.06

Money market funds
Dreyfus Cash Management Plus	49,022,506	68.79

Total cash equivalents	$ 69,022,336	96.85%

			Notional Amount
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (648 contracts, settlement date July 13, 2012)	$ 1,928,408	2.71%	$ 21,424,500

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (763 contracts, settlement date May 14, 2012)	$2,478,427	3.48%	$24,978,713
CBOT corn futures (849 contracts, settlement date December 14, 2012)	233,096	0.33	24,886,312
Total commodity futures contracts	$2,711,523	3.81%	$49,865,025

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

			From the commencement
	Year ended	Year ended	of operations (June 9, 2010)
	December 31, 2012	December 31, 2011	through December 31, 2010
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$ 11,440,433	$7,937,425	$3,693,752
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,430,660)	(5,961,334)	5,178,219
Interest income	53,398	59,934	20,670
Total income	10,063,171	2,036,025	8,892,641

Expenses
Management fees	659,294	983,260	103,353
Professional fees	353,887	413,452	144,975
Business permits and licenses	32,457	11,551	7,105
Distribution and marketing fees	1,918,679	846,475	106,876
Custodian fees and expenses	129,549	129,195	72,916
General and administrative expenses	259,060	38,458	5,029
Brokerage commissions	56,148	71,679	14,763
Other expenses	86,371	14,048	1,641
Total expenses	3,495,445	2,508,118	456,658
Net income (loss)	$ 6,567,726	$(472,093)	$8,435,983

Net income per share	$ 2.42	$2.86	$14.06
Net income (loss) per weighted average share	$ 4.36	$(0.21)	$15.64
Weighted average shares outstanding	1,506,835	2,244,936	539,324

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

			From the commencement
	Year ended	Year ended	of operations (June 9, 2010)
	December 31, 2012	December 31, 2011	through December 31, 2010
Operations
Net income (loss)	$ 6,567,726	$(472,093)	$8,435,983
Capital transactions
Issuance of Shares	51,752,168	92,546,004	39,891,098
Redemption of Shares	(91,901,903)	(63,769,329)	(5,363,242)
Total capital transactions	(40,149,735)	28,776,675	34,527,856
Net change in net assets	(33,582,009)	28,304,582	42,963,839

Net assets, beginning of period	71,268,521	42,963,939	100

Net assets, end of period	$ 37,686,512	$71,268,521	$42,963,939

Net asset value per share at beginning of period	$ 41.92	$39.06	$25.00

At end of period	$ 44.34	$41.92	$39.06

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	From the commencement of operations (June 9, 2010)
	December 31, 2012	December 31, 2011	through December 31, 2010
Cash flows from operating activities:
Net income (loss)	$ 6,567,726	$(472,093)	$8,435,983
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	1,430,660	5,961,334	(5,178,219)
Changes in operating assets and liabilities:
Collateral, due from broker	1,803,777	(6,910,552)	-
Interest receivable	710	3,160	(5,246)
Other assets	100,452	(330,333)	(12,526)
Collateral, due to broker	-	(1,496,045)	1,496,045
Management fee payable to Sponsor	(27,979)	30,095	34,328
Other liabilities	31,046	2,546	12,217
Net cash provided by (used in) operating activities	9,906,392	(3,211,888)	4,782,582

Cash flows from financing activities:
Proceeds from sale of Shares	51,752,168	92,546,004	39,891,098
Redemption of Shares, net of payable for shares redeemed	(96,048,914)	(59,622,318)	(5,363,242)
Net cash (used in) provided by financing activities	(44,296,746)	32,923,686	34,527,856

Net change in cash and cash equivalents	(34,390,354)	29,711,798	39,310,438
Cash and cash equivalents, beginning of period	69,022,336	39,310,538	100
Cash and cash equivalents, end of period	$ 34,631,982	$69,022,336	$39,310,538

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2012 and 2011 and for the period from the commencement of operations (June 9, 2010) through December 31, 2010. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2012 and 2011.

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

As outlined in the Form S-1 dated May 1, 2012, 50,000 represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $14,632,382 and $49,022,506 in money market funds at December 31, 2012 and 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund held $19,999,600 and $19,998,830 in United States Treasury Bills with a maturity date of three months or less on December 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets and

•	Subtracting any liabilities.

The administrator, the Bank of New York Mellon, calculates the NAV of the Fund once each trading day.  It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

In determining the value of Corn Futures Contracts, the administrator uses the CBOT closing price (currently 3:00 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter corn interests is determined based on the value of the commodity or futures contract underlying such corn interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such corn interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open corn interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Market value per share represents the closing price on the last trading day of the quarter as reported by the NYSE Arca. If such a closing price is not available, the bid/ask midpoint at 4 p.m. as reported by the NYSE Arca was used.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the year ended December 31, 2012, the Fund recorded $659,294 in management fees to the Sponsor. For the year ended December 31, 2011, the Fund recorded $983,260 in management fees to the Sponsor. For the period from the commencement of operations (June 9, 2010) through December 31, 2012, the Fund recorded $103,353 in management fees to the Sponsor.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses associated with the Fund’s tax accounting and reporting requirements. The Sponsor can elect to waive certain fees or expenses that would generally be paid for by the Fund. For the year-ended December 31, 2012, there were approximately $124,000 of expenses which generally would have been paid by the Fund but were waived by the Sponsor. For the year ended December 31, 2012, there were also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund do not reflect an adjustment for this amount. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets

Effective January 1, 2013, the Sponsor has reduced the expense accruals for the Fund to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. The specific changes to the daily expense accruals, excluding any accruals for the management fee, from December 31, 2012 levels to January 1, 2013 levels for the Fund was from $7,926 per day reduced to $6,379 per day. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

On December 31, 2012 and 2011, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. We anticipate that the adoption will not have a significant impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Corn Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Corn Fund’s significant accounting policies in Note 2.  The following table presents information about the Corn Fund’s assets and liabilities measured at fair value as of December 31, 2012 and 2011:

December 31, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$34,631,982	$-	$-	$34,631,982

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$2,213,775	$-	$-	$2,213,775

December 31, 2011
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2011
Cash equivalents	$69,022,336	$-	$-	$69,022,336
Commodity futures contracts	1,928,408	-	-	1,928,408
Total	$70,950,744	$-	$-	$70,950,744

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2011
Commodity futures contracts	$2,711,523	$-	$-	$2,711,523

There were no transfers into and out of each level of the fair value hierarchy for the commodity futures contracts valued using alternative verifiable sources due to a "limit-down" condition for the period January 1, 2012 through December 31, 2012.

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

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts. For the year ended December 31, 2012 and 2011, and for the period from the commencement of operations (June 9, 2010) through December 31, 2010, the Fund invested only in commodity futures contracts and Cleared Corn Swaps specifically related to the Fund. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December 31, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the years ended December 31, 2012 and 2011, and for the period from the commencement of operations (June 9, 2010) through December 31, 2010.

The fair value of derivative instruments was as follows:

At December 31, 2012

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$-	$(2,213,775)	$(2,213,775)

At December 31, 2011

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$1,928,408	$(2,711,523)	$(783,115)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Corn Fund:

For the year ended December 31, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$11,440,433	$(1,430,660)

For the year ended December 31, 2011

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$7,937,425	$(5,961,334)

From the commencement of operations (June 9, 2010) through December 31, 2010

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$3,693,752	$5,178,219

Volume of Derivative Activities

The notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

At December 31, 2012

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$37,724,525	1,142

 At December 31, 2011

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$71,289,525	2,260

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the period January 1, 2012 through December 31, 2012 and January 1, 2011 through December 31, 2011 and for the period from commencement of operations (June 9, 2010) through December 31, 2010. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for January 1, 2012 through December 31, 2012
Net asset value at beginning of period	$41.92
Income from investment operations:
Investment income	0.04
Net realized and unrealized gain on commodity futures contracts	4.70
Total expenses	(2.32)
Net increase in net asset value	2.42
Net asset value at end of period	$44.34
Total Return	5.77%
Ratios to Average Net Assets
Total expense	5.31%
Net investment loss	(5.23)%

Per Share Operation Performance for January 1, 2011 through December 31, 2011
Net asset value at beginning of period	$39.06
Income from investment operations:
Investment income	0.03
Net realized and unrealized gain on commodity futures contracts	3.95
Total expenses	(1.12)
Net increase in net asset value	2.86
Net asset value at end of period	$41.92
Total Return	7.32%
Ratios to Average Net Assets
Total expense	2.55%
Net investment loss	(2.49)%

Per Share Operation Performance from the commencement of operations (June 9, 2010) through December 31, 2010

Net asset value at beginning of period	$25.00
Income from investment operations:
Investment income	0.04
Net realized and unrealized gain on commodity futures contracts	14.84
Total expenses	(0.82)
Net increase in net asset value	14.06
Net asset value at end of period	$39.06
Total Return	56.24%
Ratios to Average Net Assets
Total expense	3.50%
Net investment loss	(3.30)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year-ended December 31, 2012, there were approximately $124,000 of expenses which generally would have been paid by the Fund but were waived by the Sponsor. For the year ended December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund do not reflect an adjustment for this amount.

Effective January 1, 2013, the Sponsor has reduced the expense accruals for the Fund to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. The specific changes to the daily expense accruals, excluding any accruals for the management fee, from December 31, 2012 levels to January 1, 2013 levels for the Fund was from $7,926 per day reduced to $6,379 per day. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Corn Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2012 and 2011.

	First	Second	Third	Fourth
	Quarter 2012	Quarter 2012	Quarter 2012	Quarter 2012
Total (Loss) Income	$(3,568,540)	$3,917,888	$12,998,376	$(3,284,553)
Total Expenses	887,559	824,260	929,296	854,330
Net (Loss) Income	$(4,456,099)	$3,093,628	$12,069,080	$(4,138,883)
Net (Loss) Income per share	$(2.75)	$2.85	$6.38	$(4.06)

	First	Second	Third	Fourth
	Quarter 2011	Quarter 2011	Quarter 2011	Quarter 2011
Total Income (Loss)	$7,668,784	$(12,216,684)	$1,821,750	$4,762,175
Total Expenses	380,269	596,482	644,968	886,399
Net Income (Loss)	$7,288,515	$(12,813,166)	$1,176,782	$3,875,776
Net Income (Loss) per share	$5.20	$(3.87)	$(0.28)	$1.81

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

For the period January 1, 2013 through March 18, 2013, there was nothing to report.

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Natural Gas Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Natural Gas Fund (the “Fund”), including the schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2012 and for the period from February 1, 2011 (commencement of operations) through December 31, 2011. We have also audited the Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Fund’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Natural Gas Fund as of December 31, 2012 and 2011, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2012 and for the period from February 1, 2011 (commencement of operations) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Rothstein Kass

Walnut Creek, California

March 15, 2013

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2012	December 31, 2011
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$ 4,476,336	$1,277,159
Commodity futures contracts	9,550	-
Collateral, due from broker	367,374	700,573
Interest receivable	305	57
Other assets	10,989	12,808
Total assets	4,864,554	1,990,597

Liabilities

Commodity futures contracts	233,919	602,440
Management fee payable to Sponsor	4,046	-
Other liabilities	968	6,790
Total liabilities	238,933	609,230

Net assets	$ 4,625,621	$1,381,367

Shares outstanding	400,004	100,004

Net asset value per share	$ 11.56	$13.81

Market value per share	$ 11.58	$13.88

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$ 4,476,336	96.77%

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (32 contracts, settlement date September 26, 2013)	$9,550	0.21%	$1,161,600

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (34 contracts, settlement date February 26, 2013)	$103,412	2.24%	$1,144,100
NYMEX natural gas futures (34 contracts, settlement date March 26, 2013)	61,967	1.34	1,157,020
NYMEX natural gas futures (31 contracts, settlement date October 29, 2013)	68,540	1.48	1,160,950
Total commodity futures contracts	$233,919	5.06%	$3,462,070

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

	Fair	Percentage of
Description: Assets	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$1,277,159	92.46%

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (11 contracts, settlement date February 27, 2012)	$217,844	15.77%	$331,760
NYMEX natural gas futures (11 contracts, settlement date March 28, 2012)	161,614	11.70	338,690
NYMEX natural gas futures (11 contracts, settlement date September 26, 2012)	120,352	8.71	365,420
NYMEX natural gas futures (10 contracts, settlement date October 29, 2012)	102,630	7.43	347,900
Total commodity futures contracts	$602,440	43.61%	$1,383,770

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF OPERATIONS

		From the commencement of
	Year ended	operations (February 1, 2011)
	December 31, 2012	through December 31, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$ (828,012)	$(541,020)
Net change in unrealized appreciation or depreciation on commodity futures contracts	378,071	(602,440)
Interest income	2,389	1,369
Total loss	(447,552)	(1,142,091)

Expenses
Management fees	18,038	2,782
Professional fees	5,253	52,608
Business permits and licenses fees	142	4,579
Distribution and marketing fees	11,808	110,596
Custodian fees and expenses	4,444	63,922
General and administrative expenses	4,575	2,213
Brokerage commissions	917	532
Other expenses	510	2
Total expenses	45,687	237,234
Net loss	$ (493,239)	$(1,379,325)

Net loss per share	$ (2.25)	$(11.19)
Net loss per weighted average share	$ (1.92)	$(12.74)
Weighted average shares outstanding	256,971	108,238

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CHANGES IN NET ASSETS

		From the commencement
	Year ended	of operations (February 1, 2011)
	December 31, 2012	through December 31, 2011
Operations
Net loss	$ (493,239)	$(1,379,325)
Capital transactions
Issuance of Shares	3,737,493	5,000,000
Redemption of Shares	-	(2,239,408)
Total capital transactions	3,737,493	2,760,592
Net change in net assets	3,244,254	1,381,267

Net assets, beginning of period	1,381,367	100

Net assets, end of period	$ 4,625,621	$1,381,367
Net asset value per share at beginning of period	$ 13.81	$25.00

At end of period	$ 11.56	$13.81

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CASH FLOWS

		From the commencement of
	Year ended	operations (February 1, 2011)
	December 31, 2012	through December 31, 2011
Cash flows from operating activities:
Net loss	$ (493,239)	$(1,379,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(378,071)	602,440
Changes in operating assets and liabilities:
Collateral, due from broker	333,199	(700,573)
Interest receivable	(248)	(57)
Other assets	1,819	(12,808)
Management fee payable to Sponsor	4,046	-
Other liabilities	(5,822)	6,790
Net cash used in operating activities	(538,316)	(1,483,533)

Cash flows from financing activities:
Proceeds from sale of Shares	3,737,493	5,000,000
Redemption of Shares	-	(2,239,408)
Net cash provided by financing activities	3,737,493	2,760,592

Net change in cash and cash equivalents	3,199,177	1,277,059
Cash and cash equivalents, beginning of period	1,277,159	100
Cash and cash equivalents, end of period	$ 4,476,336	$1,277,159

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2012 and 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2012 and 2011.

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

As outlined in the Amendment to the Form S-1 dated May 1, 2012, 100,000 represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $4,476,336 and $1,277,159 in money market funds on December 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets and

•	Subtracting any liabilities.

The administrator, the Bank of New York Mellon, calculates the NAV of the Fund once each trading day.  It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

In determining the value of Natural Gas Futures Contracts, the administrator uses the NYMEX closing price (currently 2:30 p.m. New York time). The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter natural gas interests is determined based on the value of the commodity or futures contract underlying such natural gas interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such natural gas interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open natural gas interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Market value per share represents the closing price on the last trading day of the quarter as reported by the NYSE Arca. If such a closing price is not available, the bid/ask midpoint at 4 p.m. as reported by the NYSE Arca was used.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.  The Sponsor had waived effective August 1, 2011, for a period to be instituted again at the Sponsor’s discretion, the management fee for this Fund. For the year ended December 31, 2012, the Fund recorded a management fee expense of $18,038. The Sponsor elected to waive the management fee from January 1, 2012 through July 31, 2012; this action by the Sponsor resulted in an approximate $12,800 reduction in fees for the year ended December 31, 2012. For the period from the commencement of operations (February 1, 2011) through December 31, 2011, the Fund recorded $2,782 in management fees to the Sponsor and waived approximately $18,000 in management fees that would have been paid to the Sponsor.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.  Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action resulted in an approximate $19,200 of expenses being waived for the Fund for the year ended December 31, 2012. Additional expenses of the Fund may be paid by the Sponsor in future periods. For the year 2011, approximately $24,000 of expenses were paid by the Sponsor that normally would have been borne by the Fund.

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

On December 31, 2012 and 2011, in the opinion of the Trust and the Fund, the reported value of the Natural Gas Futures Contracts traded on the NYMEX fairly reflected the value of the Natural Gas Futures Contracts held by the Fund, and no adjustments were necessary.

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the CBOT or the NYMEX, or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. We anticipate that the adoption will not have a significant impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2012 and December 31, 2011:

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$4,476,336	$-	$-	$4,476,336
Commodity futures contracts	9,550	-	-	9,550
Total	$4,485,886	$-	$-	$4,485,886

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$233,919	$-	$-	$233,919

December 31, 2011

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2011
Cash equivalents	$1,277,159	$-	$-	$1,277,159

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2011
Commodity futures contracts	$602,440	$-	$-	$602,440

During the year ended December 31, 2012 and for the period from commencement of operations (February 1, 2011) through December 31, 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the year ended December 31, 2012 and from the commencement of operations (February 1, 2011) through December 31, 2011, the Fund had invested only in natural gas commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December 31, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the year ended December 31, 2012 and from the commencement of operations (February 1, 2011) through December 31, 2011.

At December 31, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$9,550	$(233,919)	$(224,369)

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$-	$(602,440)	$(602,440)

The following is a summary of realized and unrealized losses of the derivative instruments utilized by the Fund:

For the year ended December 31, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(828,012)	$378,071

From the commencement of operations (February 1, 2011) through December 31, 2011

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(541,020)	$(602,440)

Volume of Derivative Activities

At December 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$4,623,670	131

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$1,383,770	43

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the year ended December 31, 2012 and from commencement of operations (February 1, 2011) through December 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the year ended December 31, 2012
Net asset value at beginning of period	$13.81
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.08)
Total expenses	(0.18)
Net decrease in net asset value	(2.25)
Net asset value at end of period	$11.56
Total Return	(16.29)%
Ratios to Average Net Assets
F-43

Total expense	1.48%
Net investment loss	(1.41)%

Per Share Operation Performance from commencement of operations (February 1, 2011) through December 31, 2011
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(9.01)
Total expenses	(2.19)
Net decrease in net asset value	(11.19)
Net asset value at end of period	$13.81
Total Return	(44.76)%
Ratios to Average Net Assets (Annualized)
Total expense	11.59%
Net investment loss	(11.52)%

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action by the Sponsor resulted in an approximate $19,200 reduction in expenses to the Fund for the period January 1, 2012 through December 31, 2012. The Sponsor waived, for some period the management fee for this Fund. This waiving of the management fee resulted in an approximate $12,800 reduction in expenses for the Fund for 2012. Additional expenses of the Fund may be paid by the Sponsor in future periods. For 2011, from the commencement of operations (February 1, 2011) through December 31, 2011 these two actions resulted in an approximate $24,000 of waived expenses in addition to $18,000 in management fees, which were waived by the Sponsor.

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

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Natural Gas Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2012 and 2011.

	First	Second	Third	Fourth
	Quarter 2012	Quarter 2012	Quarter 2012	Quarter 2012
Total (Loss) Income	$(371,475)	$134,345	$239,893	$(450,315)
Total Expenses	5,796	8,942	13,085	17,864
Net (Loss) Income	$(377,271)	$125,403	$226,808	$(468,179)
Net (Loss) Income per share	$(2.79)	$0.81	$0.76	$(1.03)

	First	Second	Third	Fourth
	Quarter 2011	Quarter 2011	Quarter 2011	Quarter 2011
Total Loss	$(279,972)	$(103,876)	$(325,174)	$(433,069)
Total Expenses	76,442	111,623	42,960	6,209
Net Loss	$(356,414)	$(215,499)	$(368,134)	$(439,278)
Net Loss per share	$(0.96)	$(2.15)	$(3.68)	$(4.40)

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

For the period January 1, 2013 through March 18, 2013, there was nothing to report.

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium WTI Crude Oil Fund

We have audited the accompanying statements of assets and liabilities of Teucrium WTI Crude Oil Fund (the “Fund”), including the schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2012 and for the period from February 23, 2011 (commencement of operations) through December 31, 2011. We have also audited the Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Fund’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium WTI Crude Oil Fund as of December 31, 2012 and 2011, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2012 and for the period from February 23, 2011 (commencement of operations) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Rothstein Kass

Walnut Creek, California

March 15, 2013

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2012	December 31, 2011
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$ 1,845,910	$4,139,910
Commodity futures contracts	44,872	116,142
Collateral, due from broker	137,328	157,791
Interest receivable	123	215
Other assets	26,866	48,532
Total assets	2,055,099	4,462,590

Liabilities

Commodity futures contracts	58,090	168
Management fee payable to Sponsor	1,626	4,658
Other liabilities	1,636	12,751
Total liabilities	61,352	17,577

Net assets	$ 1,993,747	$4,445,013

Shares outstanding	50,002	100,002

Net asset value per share	$ 39.87	$44.45

Market value per share	$ 38.53	$44.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$ 1,845,910	92.58%

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (6 contracts, settlement date November 20, 2013)	$ 24,312	1.22%	$ 560,220
WTI crude oil futures (8 contracts, settlement date November 20, 2014)	20,560	1.03	733,040
Total commodity futures contracts	$ 44,872	2.25%	$ 1,293,260

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date May 21, 2013)	$58,090	2.91%	$747,920

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$ 4,139,910	93.14%

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (14 contracts, settlement date November 16, 2012)	$ 15,839	0.35%	$ 1,373,540
WTI crude oil futures (16 contracts, settlement date November 20, 2013)	100,303	2.26	1,516,160
Total commodity futures contracts	$ 116,142	2.61%	$ 2,889,700

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (16 contracts, settlement date May 22, 2012)	$168	0.00%	$1,591,680

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF OPERATIONS

		From the commencement of
	Year ended	operations (February 23, 2011)
	December 31, 2012	through December 31, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$ (8,348)	$(162,359)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(129,192)	115,974
Interest income	2,173	2,260
Total loss	(135,367)	(44,125)

Expenses
Management fees	26,649	44,127
Professional fees	10,325	39,551
Distribution and marketing fees	61,111	259,317
Custodian fees and expenses	63,574	110,436
Business permits and licenses fees	790	6,159
General and administrative expenses	4,068	8,237
Brokerage commissions	560	636
Other expenses	353	6,159
Total expenses	167,430	474,622
Net loss	$ (302,797)	$(518,747)

Net loss per share	$ (4.58)	$(5.55)
Net loss per weighted average share	$ (4.86)	$(4.68)
Weighted average shares outstanding	62,297	110,739

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CHANGES IN NET ASSETS

		From the commencement of
	Year ended	operations (February 23, 2011)
	December 31, 2012	through December 31, 2011
Operations
Net loss	$ (302,797)	$(518,747)
Capital transactions
Issuance of Shares	-	6,077,099
Redemption of Shares	(2,148,469)	(1,113,439)
Total capital transactions	(2,148,469)	4,963,660
Net change in net assets	(2,451,266)	4,444,913

Net assets, beginning of period	4,445,013	100

Net assets, end of period	$ 1,993,747	$4,445,013
Net asset value per share at beginning of period	$ 44.45	$50.00

At end of period	$ 39.87	$44.45

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CASH FLOWS

		From the commencement of
	Year ended	operations (February 23, 2011)
	December 31, 2012	through December 31, 2011
Cash flows from operating activities:
Net loss	$ (302,797)	$(518,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	129,192	(115,974)
Changes in operating assets and liabilities:
Collateral, due from broker	20,463	(157,791)
Interest receivable	92	(215)
Other assets	21,666	(48,532)
Management fee payable to Sponsor	(3,032)	4,658
Other liabilities	(11,115)	12,751
Net cash used in operating activities	(145,531)	(823,850)

Cash flows from financing activities:
Proceeds from sale of Shares	-	6,077,099
Redemption of Shares	(2,148,469)	(1,113,439)
Net cash (used in) provided by financing activities	(2,148,469)	4,963,660

Net change in cash and cash equivalents	(2,294,000)	4,139,810
Cash and cash equivalents, beginning of period	4,139,910	100
Cash and cash equivalents, end of period	$ 1,845,910	$4,139,910

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2012 and 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2012 and 2011.

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

As outlined in the Amendment to the Form S-1 dated May 1, 2012, 50,000 represents two Redemption Baskets for the Fund and a minimum level of shares. As of May 18, 2012, the Fund had a minimum number of baskets and shares outstanding and no redemptions can be made until additional shares are created.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $1,845,910 and $4,139,910 in money market funds at December 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets and

•	Subtracting any liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the year ended December 31, 2012, the Fund recorded $26,649 in management fees to the Sponsor. For the period from the commencement of operations (February 23, 2011) through December 31, 2011, the Fund recorded $44,127 in management fees to the Sponsor. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor may, at its discretion, pay certain expenses on behalf of the Fund. For the period January 1, 2012 through December 31, 2012, the Sponsor paid and thus reduced the expenses paid by the Fund by approximately $35,600. No expenses were paid by the Sponsor for the period from the commencement of operations (February 23, 2011) through December 31, 2011.

Effective August 1, 2012 the Sponsor reduced the daily expense accruals for the Fund from $252 per day to $50 per day. Effective January 1, 2013, the Sponsor initiated daily expense accruals, excluding the management fee, equal to .5% of total net assets for the Fund on an annual basis. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initialed a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

On December 31, 2012 and December 31, 2011, in the opinion of the Trust and the Fund, the reported value of the WTI Crude Oil Futures Contracts traded on the NYMEX fairly reflected the value of the WTI Crude Oil Futures Contracts held by the Fund, and no adjustments were necessary.

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the CBOT or the NYMEX, or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. We anticipate that the adoption will not have a significant impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2012 and 2011:

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$1,845,910	$-	$-	$1,845,910
Commodity futures contracts	44,872	-	-	44,872
Total	$1,890,782	$-	$-	$1,890,782

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$58,090	$-	$-	$58,090

December 31, 2011

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2011
Cash equivalents	$4,139,910	$-	$-	$4,139,910
Commodity futures contracts	116,142	-	-	116,142
Total	$4,256,052	$-	$-	$4,256,052
				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2011
Commodity futures contracts	$168	$-	$-	$168

During the year ended December 31, 2012 and from the commencement of operations (February 23, 2011) through December 31, 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the year ended December 31, 2012 and for the period from commencement of operations (February 23, 2011) through December 31, 2011, the Fund had invested only in crude oil commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December 31, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the year ended December 31, 2012 and for the period from commencement of operations (February 23, 2011) through December 31, 2011.

At December 31, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$44,872	$(58,090)	$ (13,218)

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$116,142	$(168)	$ 115,974

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the year ended December 31, 2012

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(8,348)	$(129,192)

From the commencement of operations (February 23, 2011) to December 31, 2011

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(162,359)	$115,974

Volume of Derivative Activities

At December 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$2,041,180	22

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$4,481,380	46

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the year ended December 31, 2012 and for the period from the commencement of operations (February 23, 2011) through December 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the year ended December 31, 2012
Net asset value at beginning of period	$44.45
Income from investment operations:
Investment income	0.04
Net realized and unrealized loss on commodity futures contracts	(1.93)
F-57

Total expenses	(2.69)
Net decrease in net asset value	(4.58)
Net asset value at end of period	$39.87
Total Return	(10.33)%
Ratios to Average Net Assets
Total expense	6.28%
Net investment loss	(6.20)%

Per Share Operation Performance from commencement of operations (February 23, 2011) through December 31, 2011
Net asset value at beginning of period	$50.00
Income (loss) from investment operations:
Investment income	0.02
Net realized and unrealized loss on commodity futures contracts	(1.28)
Total expenses	(4.29)
Net decrease in net asset value	(5.55)
Net asset value at end of period	$44.45
Total Return	(11.10)%
Ratios to Average Net Assets (Annualized)
Total expense	10.76%
Net investment loss	(10.71)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2012, this resulted in an approximately $35,600 of the Fund’s expenses being waived. No expenses were paid by the Sponsor for the period from the commencement of operations (February 23, 2011) through December 31, 2011.

Effective August 1, 2012 the Sponsor reduced the daily expense accruals for the Fund from $252 per day to $50 per day. Effective January 1, 2013, the Sponsor initiated daily expense accruals, excluding the management fee, equal to .5% of total net assets for the Fund on an annual basis. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initialed a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations for the Teucrium WTI Crude Oil Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2012 and 2011.

	First	Second	Third	Fourth
	Quarter 2012	Quarter 2012	Quarter 2012	Quarter 2012
Total Income (Loss)	$230,785	$(472,600)	$119,754	$(13,306)
Total Expenses	69,103	57,220	31,572	9,535
Net Income (Loss)	$161,682	$(529,820)	$88,182	$(22,841)
Net Income (Loss) per share	$1.98	$(7.86)	$1.76	$(0.46)

	First	Second	Third	Fourth
	Quarter 2011	Quarter 2011	Quarter 2011	Quarter 2011
Total Income (Loss)	$387,866	$(367,918)	$(1,000,043)	$935,970
Total Expenses	50,848	124,516	125,527	173,731
Net Income (Loss)	$337,018	$(492,434)	$(1,125,570)	$762,239
Net Income (Loss) per share	$3.37	$(4.92)	$(10.08)	$6.08

Note 7 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8– Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period January 1, 2013 through March 18, 2013, there was nothing to report.

F-59

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Soybean Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Soybean Fund (the “Fund”), including the schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2012 and for the period from September 19, 2011 (commencement of operations) through December 31, 2011. We have also audited the Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Fund’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Soybean Fund as of December 31, 2012 and 2011, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2012 and for the period from September 19, 2011 (commencement of operations) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Rothstein Kass

Walnut Creek, California

March 15, 2013

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2012	December 31, 2011
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$6,169,205	$2,055,369
Commodity futures contracts	63,200	9,994
Collateral, due from broker	670,563	290,694
Interest receivable	425	84
Other assets	26,315	-
Total assets	6,929,708	2,356,141

Liabilities

Commodity futures contracts	284,575	164,663
Management fee payable to Sponsor	5,741	1,782
Other liabilities	3,217	3,266
Total liabilities	293,533	169,711

Net assets	$6,636,175	$2,186,430

Shares outstanding	275,004	100,004

Net asset value per share	$24.13	$21.86

Market value per share	$24.07	$22.06

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$ 6,169,205	92.96%

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures (28 contracts, settlement date May 14, 2013)	$ 40,775	0.61%	$ 1,958,950
CBOT soybean futures (36 contracts, settlement date November 14, 2013)	22,425	0.34	2,344,950
Total commodity futures contracts	$ 63,200	0.95%	$ 4,303,900

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures (33 contracts, settlement date March 14, 2013)	$ 284,575	4.29%	$ 2,325,675

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$ 2,055,369	94.01%

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures (11 contracts, settlement date May 14, 2012)	$ 9,994	0.46%	$ 669,625

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures (12 contracts, settlement date March 14, 2012)	$ 81,898	3.75%	$ 724,650
CBOT soybean futures (13 contracts, settlement date November 14, 2012)	82,765	3.78	782,763
Total commodity futures contracts	$164,663	7.53%	$1,507,413

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	From the commencement of operations (September 19, 2011) through December 31, 2011
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$ 26,281	$(140,281)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(66,706)	(154,669)
Interest income	5,056	286
Total loss	(35,369)	(294,664)

Expenses
Management fees	63,352	4,930
Professional fees	69,671	-
Distribution and marketing fees	205,174	-
Custodian fees and expenses	74,709	13,804
Business permits and licenses fees	10,183	-
General and administrative	37,628	-
Brokerage commissions	4,432	272
Other expenses	10,785	-
Total expenses	475,934	19,006
Net loss	$ (511,303)	$(313,670)

Net income (loss) per share	$ 2.27	$(3.14)
Net loss per weighted average share	$ (2.04)	$(3.14)
Weighted average shares outstanding	250,277	100,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

		From the commencement of
	Year ended	operations (September 19, 2011)
	December 31, 2012	through December 31, 2011
Operations
Net loss	$(511,303)	$(313,670)

Capital transactions
Issuance of Shares	17,320,020	2,500,000
Redemption of Shares	(12,358,972)	—
Total capital transactions	4,961,048	2,500,000
Net change in net assets	4,449,745	2,186,330

Net assets, beginning of period	2,186,430	100

Net assets, end of period	$6,636,175	$2,186,430
Net asset value per share at beginning of period	$21.86	$25.00

At end of period	$24.13	$21.86

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

		From the commencement of
	Year ended	operations (September 19, 2011)
	December 31, 2012	through December 31, 2011
Cash flows from operating activities:
Net loss	$ (511,303)	$(313,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	66,706	154,669
Changes in operating assets and liabilities:
Collateral, due from broker	(379,869)	(290,694)
Interest receivable	(341)	(84)
Other assets	(26,315)	-
Management fee payable to Sponsor	3,959	1,782
Other liabilities	(49)	3,266
Net cash used in operating activities	(847,212)	(444,731)

Cash flows from financing activities:
Proceeds from sale of Shares	17,320,020	2,500,000
Redemption of Shares, net of payable for shares redeemed	(12,358,972)	-
Cash provided by financing activities	4,961,048	2,500,000

Net change in cash and cash equivalents	4,113,836	2,055,269
Cash and cash equivalents, beginning of period	2,055,369	100
Cash and cash equivalents, end of period	$ 6,169,205	$2,055,369

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2012 and 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2012 and 2011.

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

As outlined in the Amendment to the Form S-1 dated July 6, 2012, 50,000 represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $6,169,205 and $2,055,369 in money market funds at December 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets and

•	Subtracting any liabilities.

The administrator, the Bank of New York Mellon, calculates the NAV of the Fund once each trading day.  It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

In determining the value of Soybean Futures Contracts, the administrator uses the CBOT closing price (currently 3:00 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter soybean interests is determined based on the value of the commodity or futures contract underlying such soybean interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such soybean interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open soybean interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Market value per share represents the closing price on the last trading day of the quarter as reported by the NYSE Arca. If such a closing price is not available, the bid/ask midpoint at 4 p.m. as reported by the NYSE Arca was used.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the year ended December 31, 2012, the Fund recorded $63,352 in management fees to the Sponsor. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, the Fund recorded $4,930 in management fees to the Sponsor. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. This election was subject to change by the Sponsor, at its discretion. For the period January 1, 2012 to December 31, 2012, this resulted in approximately $11,600 of expenses waived by the Sponsor For the year ended December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund do not reflect an adjustment for this amount. For the period from the commencement of operations (September 19, 2011) to December 31, 2011, the Sponsor waived approximately $25,000 in expenses that generally would have been paid by the Fund and waived an additional $1,200 in management fees. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets.

Effective January 1, 2013, the Sponsor has reduced the expense accruals for the Fund to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. The specific changes to the daily expense accruals, excluding any accruals for the management fee, from December 31, 2012 levels to January 1, 2013 levels for the Fund was from $1,375 per day reduced to $821 per day. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

On December 31, 2012 and 2011, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. We anticipate that the adoption will not have a significant impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2012 and 2011:

December 31, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$6,169,205	$-	$-	$6,169,205
Commodity futures contracts	63,200	-	-	63,200
Total	$6,232,405	$-	$-	$6,232,405

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$284,575	$-	$-	$284,575

December 31, 2011
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2011
Cash equivalents	$2,055,369	$-	$-	$2,055,369
Commodity futures contracts	9,994	-	-	9,994
Total	$2,065,363	$-	$-	$2,065,363

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2011
Commodity futures contracts	$164,663	$-	$-	$164,663

During the year ended December 31, 2012 and for the period from the commencement of operations (September 19, 2011) and December 31, 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For years ended December 31, 2012 and 2011, the Fund had invested only in soybean commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December 31, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the period ended December 31, 2012 and for the period from the commencement of operations (September 19, 2011) through December 31, 2011.

At December 31, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$63,200	$(284,575)	$ (221,375)

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$9,994	$(164,663)	$ (154,669)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the year ended December 31, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$26,281	$(66,706)

For the period from the commencement of operations (September 19, 2011) to December 31, 2011

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(140,281)	$(154,669)

Volume of Derivative Activities

At December 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$6,629,575	97

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$2,177,038	36

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the year ended December 31, 2012 and for the period from the commencement of operations (September 19, 2011) through December 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the year ended December 31, 2012
Net asset value at beginning of period	$21.86
Income from investment operations:
Investment income	0.02
Net realized and unrealized loss on commodity futures contracts	4.15
Total expenses	(1.90)
Net increase in net asset value	2.27
Net asset value at end of period	$24.13
Total Return	10.38%
Ratios to Average Net Assets
Total expense	7.50%
Net investment loss	(7.42)%

Per Share Operation Performance for the period from the commencement of operations (September 19, 2011) through December 31, 2011
Net asset value at beginning of period	$25.00
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(0.19)
Total expenses	(2.95)
Net decrease in net asset value	(3.14)
Net asset value at end of period	$21.86
Total Return	(12.56)%
Ratios to Average Net Assets (Annualized)
Total expense	3.05%
Net investment loss	(3.00)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2012, this resulted in approximately $11,600 of expenses waived by the Sponsor for the Fund. For the period from the commencement of operations (September 19, 2011) to December 31, 2011, the Sponsor waived approximately $25,000 in expenses that generally would have been paid by the Fund and waived an additional $1,200 in management fees.

For the year ended December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund do not reflect an adjustment for this amount.

Effective January 1, 2013, the Sponsor has reduced the expense accruals for the Fund to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. The specific changes to the daily expense accruals, excluding any accruals for the management fee, from December 31, 2012 levels to January 1, 2013 levels for the Fund was from $1,375 per day reduced to $821 per day. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations for the Teucrium Soybean Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2012 and from the commencement of operations (September 11, 2011) through September 30, 2011 and the three month period ended December 31, 2011.

	First	Second	Third	Fourth
	Quarter 2012	Quarter 2012	Quarter 2012	Quarter 2012
Total Income (Loss)	$338,213	$43,907	$316,460	$(733,949)
Total Expenses	63,355	150,133	116,735	145,711
Net Income (Loss)	$274,858	$(106,226)	$199,725	$(879,660)
Net Income (Loss) per share	$2.21	$0.34	$2.18	$(2.46)

	First	Second	Third	Fourth
	Quarter 2011	Quarter 2011	Quarter 2011	Quarter 2011
Total (Loss) Income	$-	$-	$(308,594)	$13,930
Total Expenses	-	-	148	18,858
Net Loss	$-	$-	$(308,742)	$(4,928)
Net Loss per share	$-	$-	$(3.09)	$(0.05)

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

For the period January 1, 2013 through March 18, 2013 there was nothing to report.

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Sugar Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Sugar Fund (the “Fund”), including the schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2012 and for the period from September 19, 2011 (commencement of operations) through December 31, 2011. We have also audited the Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Fund’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Sugar Fund as of December 31, 2012 and 2011, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2012 and for the period from September 19, 2011 (commencement of operations) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Rothstein Kass

Walnut Creek, California

March 15, 2013

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2012	December 31, 2011
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,088,533	$2,051,003
Collateral, due from broker	189,259	398,593
Interest receivable	164	86
Other assets	27,067	-
Total assets	2,305,023	2,449,682

Liabilities

Commodity futures contracts	78,378	138,198
Management fee payable to Sponsor	-	1,973
Other liabilities	747	3,262
Total liabilities	79,125	143,433

Net assets	$2,225,898	$2,306,249

Shares outstanding	125,004	100,004

Net asset value per share	$17.81	$23.06

Market value per share	$17.84	$22.93

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair	Percentage of
Description: Assets	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,088,533	93.83%

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures (35 contracts, settlement date April 30, 2013)	$38,629	1.74%	$768,320
ICE sugar futures (30 contracts, settlement date June 28, 2013)	11,189	0.50	663,264
ICE sugar futures (34 contracts, settlement date February 28, 2014)	28,560	1.28	783,686
Total commodity futures contracts	$78,378	3.52%	$2,215,270

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

	Fair	Percentage of
Description: Assets	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,051,003	88.93%

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures (32 contracts, settlement date April 30, 2012)	$82,593	3.58%	$822,528
ICE sugar futures (27 contracts, settlement date June 29, 2012)	37,908	1.64	682,215
ICE sugar futures (31 contracts, settlement date February 28, 2013)	17,697	0.77	811,059
Total commodity futures contracts	$138,198	5.99%	$2,315,802

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	From the commencement of operations (September 19, 2011) through December 31, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$ (727,394)	$(35,874)
Net change in unrealized appreciation or depreciation on commodity futures contracts	59,820	(138,198)
Interest income	1,946	293
Total loss	(665,628)	(173,779)

Expenses
Management fees	14,056	5,481
Professional fees	50,046	-
Distribution and marketing fees	79,539	-
Custodian fees and expenses	60,421	13,804
Business permits and licenses fees	5,561	-
General and administrative expenses	14,757	-
Brokerage commissions	3,071	787
Other expenses	4,539	-
Total expenses	231,990	20,072

Net loss	$ (897,618)	$(193,851)

Net loss per share	$ (5.25)	$(1.94)
Net loss per weighted average share	$ (7.70)	$(1.94)
Weighted average shares outstanding	116,534	100,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

		From the commencement of
	Year ended	operations (September 19, 2011)
	December 31, 2012	through December 31, 2011
Operations
Net loss	$ (897,618)	$(193,851)

Capital transactions
Issuance of Shares	5,324,467	2,500,000
Redemption of Shares	(4,507,200)	-
Total capital transactions	817,267	2,500,000
Net change in net assets	(80,351)	2,306,149

Net assets, beginning of period	2,306,249	100

Net assets, end of period	$ 2,225,898	$2,306,249
Net asset value per share at beginning of period	$ 23.06	$25.00

At end of period	$ 17.81	$23.06

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

		From the commencement of
	Year ended	operations (September 19, 2011)
	December 31, 2012	through December 31, 2011
Cash flows from operating activities:
Net loss	$ (897,618)	$(193,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(59,820)	138,198
Changes in operating assets and liabilities:
Collateral, due from broker	209,334	(398,593)
Interest receivable	(78)	(86)
Other assets	(27,067)	-
Management fee payable to Sponsor	(1,973)	1,973
Other liabilities	(2,515)	3,262
Net cash used in operating activities	(779,737)	(449,097)

Cash flows from financing activities:
Proceeds from sale of Shares	5,324,467	2,500,000
Redemption of Shares	(4,507,200)	-
Net cash provided by financing activities	817,267	2,500,000

Net change in cash and cash equivalents	37,530	2,050,903
Cash and cash equivalents, beginning of period	2,051,003	100
Cash and cash equivalents, end of period	$ 2,088,533	$2,051,003

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2012 and 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2012 and 2011.

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

As outlined in the Amendment to the Form S-1 dated July 6, 2012, 50,000 represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $2,088,533 and $2,051,003 in money market funds at December 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets and

•	Subtracting any liabilities.

The administrator, the Bank of New York Mellon, calculates the NAV of the Fund once each trading day.  It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

In determining the value of Sugar Futures Contracts, the administrator uses the ICE closing price (currently 1:30 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter sugar interests is determined based on the value of the commodity or futures contract underlying such sugar interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such sugar interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open sugar interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Market value per share represents the closing price on the last trading day of the quarter as reported by the NYSE Arca. If such a closing price is not available, the bid/ask midpoint at 4 p.m. as reported by the NYSE Arca was used.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the year ended December 31, 2012, the Fund recorded $14,056 in management fees to the Sponsor. The Sponsor has the ability to waive the management fee and elected to do so for some period in 2012. This resulted in an approximate $9,900 reduction in the management fee recognized. For 2011, this election resulted in a $1,200 reduction in the management fee. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, the Fund recorded $5,481 in management fees to the Sponsor. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For an initial period, the Sponsor has elected to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2012, this resulted in approximately $45,800 in waived expenses for the Fund. For 2011, this election resulted in approximately $26,000 of expenses being waived. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets.

Effective January 1, 2013, the Sponsor has reduced the expense accruals for the Fund to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. The specific changes to the daily expense accruals, excluding any accruals for the management fee, from December 31, 2012 levels to January 1, 2013 levels for the Fund was from $100 per day reduced to .5% on an annual basis. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initialed a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

On December 31, 2012 and December 31, 2011, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary.

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the CBOT or the NYMEX, or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. We anticipate that the adoption will not have a significant impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2012 and December 31, 2011:

December 31, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$2,088,533	$-	$-	$2,088,533

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$78,378	$-	$-	$78,378

December 31, 2011
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2011
Cash equivalents	$2,051,003	$-	$-	$2,051,003

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2011
Commodity futures contracts	$138,198	$-	$-	$138,198

During the years ended December 31, 2012 and 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the year ended December 31, 2012 and for the period from the commencement of operation (September 19, 2012) through December 31, 2011, the Fund had invested only in sugar commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December 31, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the year ended December 31, 2012 and for the period from commencement of operations (September 19, 2011) through December 31, 2011.

At December 31, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$-	$(78,378)	$(78,378)

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$-	$(138,198)	$(138,198)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the year ended December 31, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(727,394)	$59,820

For the period from the commencement of operations (September 19, 2011) through December 31, 2011

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(35,874)	$(138,198)

Volume of Derivative Activities

At December 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$2,215,270	99

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$2,315,802	90

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for year ended December 31, 2012 and for the period from the commencement of operations (September 19, 2011) through December 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the year ended December 31, 2012
Net asset value at beginning of period	$23.06
Income (loss) from investment operations:
Investment income	0.02
Net realized and unrealized loss on commodity futures contracts	(3.28)
Total expenses	(1.99)
Net decrease in net asset value	(5.25)
Net asset value at end of period	$17.81
Total Return	(22.77)%
Ratios to Average Net Assets
Total expense	9.77%
Net investment loss	(9.69)%

Per Share Operation Performance from the commencement of operations (September 19, 2011) through December 31, 2011
Net asset value at beginning of period	$25.00
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(1.74)
Total expenses	(0.20)
Net decrease in net asset value	(1.94)
Net asset value at end of period	$23.06
Total Return	(7.76)%
Ratios to Average Net Assets (Annualized)
Total expense	2.93%
Net investment loss	(2.89)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2012, this resulted in the waiving of Fund expenses of approximately $45,800 and a $9,900 reduction in management fees. For the period from the commencement of operations (September 19, 2011) to December 31, 2011, the Sponsor paid approximately $26,000 of expenses on behalf of the Fund and $1,200 in management fees being waived.

Effective January 1, 2013, the Sponsor has reduced the expense accruals for the Fund to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. The specific changes to the daily expense accruals, excluding any accruals for the management fee, from December 31, 2012 levels to January 1, 2013 levels for the Fund was from $100 per day reduced to .5% on an annual basis. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initialed a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations for the Teucrium Sugar Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2012 and from the commencement of operations (September 19, 2011) through September 30, 2011 and the three months ended December 31, 2011.

	First	Second	Third	Fourth
	Quarter 2012	Quarter 2012	Quarter 2012	Quarter 2012
Total Income (Loss)	$144,420	$(662,367)	$(79,015)	$(68,666)
Total Expenses	63,644	147,141	11,255	9,950
Net Income (Loss)	$80,776	$(809,508)	$(90,270)	$(78,616)
Net Income (Loss) per share	$0.71	$(4.47)	$(0.74)	$(0.75)

	First	Second	Third	Fourth
	Quarter 2011	Quarter 2011	Quarter 2011	Quarter 2011
Total Loss	$-	$-	$(82,426)	$(91,353)
Total Expenses	-	-	608	19,464
Net Loss	$-	$-	$(83,034)	$(110,817)
Net Loss per share	$-	$-	$(0.83)	$(1.11)

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period January 1, 2013 through March 18, 2013 there was nothing to report.

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Wheat Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Wheat Fund (the “Fund”), including the schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2012 and for the period from September 19, 2011 (commencement of operations) through December 31, 2011. We have also audited the Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Fund’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Wheat Fund as of December 31, 2012 and 2011, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2012 and for the period from September 19, 2011 (commencement of operations) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Rothstein Kass

Walnut Creek, California

March 15, 2013

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2012	December 31, 2011
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$3,356,906	$2,022,024
Commodity futures contracts	15,762	71,170
Collateral, due from broker	532,964	289,136
Interest receivable	203	81
Other assets	26,443	-
Total assets	3,932,278	2,382,411

Liabilities

Commodity futures contracts	206,850	141,468
Management fee payable to Sponsor	2,775	1,793
Other liabilities	3,444	3,262
Total liabilities	213,069	146,523

Net assets	$3,719,209	$2,235,888

Shares outstanding	175,004	100,004

Net asset value per share	$21.25	$22.36

Market value per share	$21.32	$22.40

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$ 3,356,906	90.26%

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures (32 contracts, settlement date December 13, 2013)	$ 15,762	0.42	$ 1,313,200

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures (33 contracts, settlement date May 14, 2013)	$ 166,925	4.49%	$ 1,299,787
CBOT wheat futures (28 contracts, settlement date July 12, 2013)	39,925	1.07	1,111,250
Total commodity futures contracts	$206,850	5.56%	$2,411,037

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$ 2,022,024	90.43%

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures (20 contracts, settlement date July 13, 2012)	$ 71,170	3.18	$ 686,250

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States soybean futures contracts
CBOT wheat futures (23 contracts, settlement date May 14, 2012)	$ 66,580	2.98%	$ 771,938
CBOT wheat futures (22 contracts, settlement date December 14, 2012)	74,888	3.35	792,000
Total commodity futures contracts	$141,468	6.33%	$1,563,938

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	From the commencement of operations (September 19, 2011) through December 31, 2011
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$ 23,740	$(174,860)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(120,790)	(70,298)
Interest income	2,133	280
Total loss	(94,917)	(244,878)

Expenses
Management fees	32,754	4,998
Professional fees	56,854	-
Business permits and licenses	6,260	-
Distribution and marketing fees	140,076	-
Custodian fees and expenses	74,290	13,804
General and administrative	25,358	-
Brokerage commissions	3,534	532
Other expenses	6,219	-
Total expenses	345,345	19,334
Net loss	$ (440,262)	$(264,212)

Net loss per share	$ (1.11)	$(2.64)
Net loss per weighted average share	$ (2.96)	$(2.64)
Weighted average shares outstanding	148,979	100,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

		From the commencement of
	Year ended	operations (September 19, 2011)
	December 31, 2012	through December 31, 2011
Operations
Net loss	$ (440,262)	$(264,212)

Capital transactions
Issuance of Shares	6,071,303	2,500,000
Redemption of Shares	(4,147,720)	-
Total capital transactions	1,923,583	2,500,000
Net change in net assets	1,483,321	2,235,788

Net assets, beginning of period	2,235,888	100

Net assets, end of period	$ 3,719,209	$2,235,888
Net asset value per share at beginning of period	$ 22.36	$25.00

At end of period	$ 21.25	$22.36

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

		From the commencement of
	Year ended	operations (September 19, 2011)
	December 31, 2012	through December 31, 2011
Cash flows from operating activities:
Net loss	$ (440,262)	$(264,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	120,790	70,298
Changes in operating assets and liabilities:
Collateral, due from broker	(243,828)	(289,136)
Interest receivable	(122)	(81)
Other assets	(26,443)	-
Management fee payable to Sponsor	982	1,793
Other liabilities	182	3,262
Net cash used in operating activities	(588,701)	(478,076)

Cash flows from financing activities:
Proceeds from sale of Shares	6,071,303	2,500,000
Redemption of Shares	(4,147,720)	-
Net cash provided by financing activities	1,923,583	2,500,000

Net change in cash and cash equivalents	1,334,882	2,021,924
Cash and cash equivalents, beginning of period	2,022,024	100
Cash and cash equivalents, end of period	$ 3,356,906	$2,022,024

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2012 and 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2012 and 2011.

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

As outlined in the Amendment to the Form S-1 dated July 6, 2012, 50,000 represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $3,356,906 and $2,022,024 in money market funds at December 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets and

•	Subtracting any liabilities.

The administrator, the Bank of New York Mellon, calculates the NAV of the Fund once each trading day.  It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time.  The NAV for a particular trading day is released after 4:15 p.m. New York time.

In determining the value of Wheat Futures Contracts, the administrator uses the CBOT closing price (currently 3:00 p.m. New York time).  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter wheat interests is determined based on the value of the commodity or futures contract underlying such wheat interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such wheat interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open wheat interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Market value per share represents the closing price on the last trading day of the quarter as reported by the NYSE Arca. If such a closing price is not available, the bid/ask midpoint at 4 p.m. as reported by the NYSE Arca was used.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the year ended December 31, 2012, the Fund recorded $32,754 in management fees to the Sponsor. For the period from the commencement of operations (September 19, 2011) through December 31, 2011, the Fund recorded $4,998 in management fees to the Sponsor and waived, at the election of the Sponsor, approximately $1,200 in management fees.. The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. For an initial period, the Sponsor waived the payment by the Fund of certain expenses. This election was subject to change by the Sponsor, at its discretion. For the year ended December 31, 2012, this resulted in approximately $36,500 of the Fund’s expenses being waived. For the year ended December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund do not reflect an adjustment for this amount. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. For the period from the commencement of operations (September 19, 2011) to December 31, 2011, the Sponsor paid approximately $25,000 in expenses on behalf of the Fund.

Effective January 1, 2013, the Sponsor has reduced the expense accruals for the Fund to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. The specific changes to the daily expense accruals, excluding any accruals for the management fee, from December 31, 2012 levels to January 1, 2013 levels for the Fund was from $677 per day reduced to $502 per day. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

On December 31, 2012 and December 31, 2011, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary.

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the CBOT or the NYMEX, or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. We anticipate that the adoption will not have a significant impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2012 and December 31, 2011:

December 31, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$3,356,906	$-	$-	$3,356,906
Commodity futures contracts	15,762	-	-	15,762
Total	$3,372,668	$-	$-	$3,372,668

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$206,850	$-	$-	$206,850

December 31, 2011
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2011
Cash equivalents	$2,022,024	$-	$-	$2,022,024
Commodity futures contracts	71,170	-	-	71,170
Total	$2,093,194	$-	$-	$2,093,194

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2011
Commodity futures contracts	$141,468	$-	$-	$141,468

During the period from January 1, 2012 through December 31, 2012 and 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the years ended December 31, 2012 and 2011, the Fund had invested only in wheat commodity futures contracts and Cleared Wheat Swaps. Cleared Wheat Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract.  Additionally, Other Wheat Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Wheat Interests, can generally be structured as the parties to the Wheat Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at December 31, 2012 and December 31, 2011.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for year ended December 31, 2012 and for the period from commencement of operations (September 19, 2011) through December 31, 2011.

At December 31, 2012, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$15,762	$(206,850)	$(191,088)

At December 31, 2011, the fair value of derivative instruments was as follows:

Primary Underlying Risk	Asset Derivatives	Liability Derivatives	Net Derivatives
Commodity price
Commodity futures contracts	$71,170	$(141,468)	$(70,298)

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

For the year ended December 31, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$23,740	$(120,790)

For the period from the commencement of operations (September 19, 2011) through December 31, 2011

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(174,860)	$(70,298)

Volume of Derivative Activities

At December 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$3,724,237	93

At December 31, 2011, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$2,250,188	65

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the year ended December 31, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the year ended December 31, 2012
Net asset value at beginning of period	$22.36
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	1.20
Total expenses	(2.32)
Net decrease in net asset value	(1.11)
Net asset value at end of period	$21.25
Total Return	(4.96)%
Ratios to Average Net Assets
Total expense	10.57%
Net investment loss	(10.50)%

Per Share Operation Performance from the commencement of operations (September 19, 2011) through December 31, 2011
Net asset value at beginning of period	$25.00
Income loss from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(2.45)
Total expenses	(0.19)
Net decrease in net asset value	(2.64)
Net asset value at end of period	$22.36
Total Return	(10.56)%
Ratios to Average Net Assets (Annualized)
Total expense	3.05%
Net investment loss	(3.01)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2012, this resulted in the waiving of Fund expenses of approximately $36,500. For the period from the commencement of operations (September 19, 2011) to December 31, 2011, the Sponsor paid approximately $25,000 of expenses on behalf of the Fund and waived approximately $1,200 in management fees.

For the year ended December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund do not reflect an adjustment for this amount.

Effective January 1, 2013, the Sponsor has reduced the expense accruals for the Fund to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. The specific changes to the daily expense accruals, excluding any accruals for the management fee, from December 31, 2012 levels to January 1, 2013 levels for the Fund was from $677 per day reduced to $502 per day. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations for the Teucrium Wheat Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2012 and from the commencement of operations (September 19, 2011) through September 30, 2011 and the three months ended December 31, 2011.

	First	Second	Third	Fourth
	Quarter 2012	Quarter 2012	Quarter 2012	Quarter 2012
Total (Loss) Income	$(3,557)	$(71,026)	$372,367	$(392,701)
Total Expenses	63,128	150,047	61,781	70,389
Net (Loss) Income	$(66,685)	$(221,073)	$310,586	$(463,090)
F-102

Net (Loss) Income per share	$(0.94)	$0.66	$2.47	$(3.30)

	First	Second	Third	Fourth
	Quarter 2011	Quarter 2011	Quarter 2011	Quarter 2011
Total (Loss) Income	$-	$-	$(254,888)	$10,010
Total Expenses	-	-	344	18,990
Net Loss	$-	$-	$(255,232)	$(8,980)
Net Loss per share	$-	$-	$(2.55)	$(0.09)

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period January 1, 2013 through March 18, 2013 there was nothing to report.

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Agricultural Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Agricultural Fund (the “Fund”) as of December 31, 2012 and 2011, including the schedule of investments as of December 31, 2012, and the related statements of operations, changes in net assets and cash flows for the period from March 28, 2012 (commencement of operations) through December 31, 2012. We have also audited the Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Fund’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Agricultural Fund as of December 31, 2012 and 2011, and the results of its operations, changes in its net assets and its cash flows for the period from March 28, 2012 (commencement of operations) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Rothstein Kass

Walnut Creek, California

March 15, 2013

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2012	December 31, 2011
Assets

Equity in BNY Mellon trading accounts:
Investments in securities, at fair value (cost $2,679,379)	$2,426,187	$-
Cash and cash equivalents	6,419	100
Other assets	4,989	-
Total assets	2,437,595	100

Liabilities

Other liabilities	874	-

Net assets	$2,436,721	$100

Shares outstanding	50,002	2

Net asset value per share	$48.73	$50.00

Market value per share	$48.74	$-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$596,685	24.49%	13,458
Teucrium Soybean Fund	603,422	24.76	25,006
Teucrium Sugar Fund	628,110	25.78	35,274
Teucrium Wheat Fund	597,970	24.54	28,137
Total exchange-traded funds (cost $2,679,379)	$2,426,187	99.57%

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$6,419	0.26%

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENT OF OPERATIONS

From the commencement of
operations (March 28, 2012) through December 31, 2012
Income
Realized and unrealized loss on trading of securities:
Realized loss on securities	$(626,988)
Net change in unrealized appreciation or depreciation on securities	(253,192)
Interest income	17
Total loss	(880,163)

Expenses
Professional fees	1,513
Business permits and licenses fees	341
General and administrative expenses	2,492
Custodian fees and expenses	2,793
Distribution and marketing fees	13,237
Brokerage commissions	1,995
Other expenses	330

Total expenses	22,701

Net loss	$(902,864)

Net loss per share	$(1.27)
Net loss per weighted average share	$(8.70)
Weighted average shares outstanding	103,765

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM AGRICULTURAL FUND

STATEMENT OF CHANGES IN NET ASSETS

From the commencement of
operations (March 28, 2012)
through December 31, 2012
Operations
Net loss	$(902,864)

Capital transactions
Issuance of Shares	17,706,578
Redemption of Shares	(14,367,093)
Total capital transactions	3,339,485
Net change in net assets	2,436,621

Net assets, beginning of period	100

Net assets, end of period	$2,436,721
Net asset value per share at beginning of period	$50.00

At end of period	$48.73

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENT OF CASH FLOWS

From the commencement of
operations (March 28, 2012)
through December 31, 2012
Cash flows from operating activities:
Net loss	$(902,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on securities	253,192
Changes in operating assets and liabilities:
Purchase of investments in securities, at fair value, net	(2,679,379)
Other assets	(4,989)
Other liabilities	874
Net cash used in operating activities	(3,333,166)

Cash flows from financing activities:
Proceeds from sale of Shares	17,706,578
Redemption of Shares	(14,367,093)
Net cash provided by financing activities	3,339,485

Net change in cash and cash equivalents	6,319
Cash and cash equivalents, beginning of period	100
Cash and cash equivalents, end of period	$6,419

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2012 and December 31, 2011.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the year ended December 31, 2012.

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

As outlined in Amendment to the Form S-1 dated October 31, 2012, 25,000 represents one Redemption Basket for the Fund and two baskets, representing 50,000 shares, represent a minimum level of shares. As of August 2, 2012, the Fund had only 50,002 shares outstanding, and thus no further redeems can be accepted until there is a creation order.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $6,419 and $100 in money market funds at December 31, 2012 and December 31, 2011, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Due from/to Broker for Securities Transactions

Due from/to broker for investments in securities are securities transactions pending settlement. For the period from the commencement of operations (March 28, 2012) through December 31, 2012, all of the Fund’s securities transactions for the shares of the Underlying Funds, money balances were transacted with the Bank of New York Mellon and security transactions for the sale and purchase of shares of the Underlying Funds were principally transacted with the Bank of New York Mellon Capital Markets. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

•	Taking the current market value of its total assets and

•	Subtracting any liabilities.

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

Sponsor Fee and Allocation of Expenses

The Fund pays no direct management fees to the Sponsor. The Underlying Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum; these fees are recognized in the statements contained in this Form on 10-Q for each of the Underlying Funds. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. For the period from the commencement of operations (March 28, 2012) through December 31, 2012, this resulted in an approximate $20,800 of the Fund’s expenses being waived. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. We anticipate that the adoption will not have a significant impact on the financial statement disclosures for the Fund.

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

On December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the Commodity Futures Contracts traded on the CBOT and on ICE fairly reflected the value of the Commodity Futures Contracts held by the Underlying Funds, and no adjustments were necessary.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2012:

December 31, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Exchange-traded funds	$2,426,187	$-	$-	$2,426,187
Cash equivalents	6,419	-	-	6,419
Total	$2,432,606	$-	$-	$2,432,606

Note 4 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the period from commencement of operations (March 28, 2012) through December 31, 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance
Net asset value at beginning of period	$50.00
Income from investment operations:
Investment income	-
Net realized and unrealized loss on investment transactions	(1.05)
Total expenses	(0.22)
Net decrease in net asset value	(1.27)
Net asset value at end of period	$48.73
Total Return	(2.54)%
Ratios to Average Net Assets (Annualized)
Total expense	0.58%
Net investment loss	(0.58)%

The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. For the periods from the commencement of operations (March 28, 2012) through December 31, 2012, this resulted in approximately $20,800 of the Fund’s expenses being waived. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

Note 5 – Quarterly Financial Data

The following summarized (unaudited) quarterly financial information presents the results of operations for the Teucrium Agricultural Fund and other data from the commencement of operations (March 28, 2012) through March 31, 2012 and for three-month periods ended June 30, September 30 and December 31, 2012.

	First	Second	Third	Fourth
	Quarter 2012	Quarter 2012	Quarter 2012	Quarter 2012
Total (Loss) Income	$-	$(1,101,469)	$246,255	$(24,949)
Total Expenses	-	15,107	3,561	4,033
Net (Loss) Income	$-	$(1,116,576)	$242,694	$(28,982)
Net (Loss) Income per share	$-	$(1.09)	$3.80	$(3.98)

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

For the period January 1, 2013 through March 18, 2013 there was nothing to report.

