Form 10-Q
period 2013-03-31
Teucrium Commodity Trust
filed 2013-05-10
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes     ☒ No

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

3

TEUCRIUM AGRICULTURAL FUND

Statements of Assets and Liabilities at March 31, 2013 (Unaudited) and December 31, 2012	118

Schedule of Investments at March 31, 2013 (Unaudited) and December 31, 2012	119

Statements of Operations (Unaudited) for three months ended March 31, 2013 and from commencement of operations (March 28, 2012) through March 31, 2012	121

Statement of Changes in Net Assets (Unaudited) for the three months ended March 31, 2013 and from commencement of operations (March 28, 2012) through March 31, 2012	122

Statement of Cash Flows (Unaudited) for the three months ended March 31, 2013 and from commencement of operations (March 28, 2012) through March 31, 2012	123

Notes to Financial Statements	124

TEUCRIUM COMMODITY TRUST

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$59,872,747	$52,575,291
Commodity futures contracts	331,287	133,384
Collateral, due from broker	5,194,621	7,004,263
Interest receivable	2,832	2,596
Other assets	295,414	365,076
Total assets	65,696,901	60,080,610

Liabilities

Commodity futures contracts	3,761,402	3,075,587
Collateral, due to broker	136,990	-
Management fee payable to Sponsor	48,860	50,632
Other liabilities	128,708	56,695
Total liabilities	4,075,960	3,182,914

Net assets	$61,620,941	$56,897,696

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

March 31, 2013

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Principal Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.060%, due April 18, 2013	$9,999,850	16.23%	$10,000,000
U.S. Treasury bills, 0.080%, due May 16, 2013	4,999,655	8.11	5,000,000
Total U.S. Treasury obligations	14,999,505	24.34

Money market funds
Dreyfus Cash Management Plus	44,873,242	72.82

Total cash equivalents	$59,872,747	97.16%

			Notional Amount
Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (23 contracts, settlement date September 26, 2013)	$107,800	0.17%	$949,440
NYMEX natural gas futures (22 contracts, settlement date October 29, 2013)	44,090	0.07	923,120
NYMEX natural gas futures (22 contracts, settlement date February 26, 2014)	80,020	0.13	953,700
NYMEX natural gas futures (23 contracts, settlement date March 27, 2014)	36,270	0.06	938,630

United States WTI crude oil futures contracts
WTI crude oil futures (6 contracts, settlement date November 20, 2013)	39,432	0.06	575,340
WTI crude oil futures (8 contracts, settlement date November 20, 2014)	19,600	0.03	732,080

United States soybean futures contracts
CBOT soybean futures (33 contracts, settlement date July 12, 2013)	4,075	0.01	2,286,075
Total commodity futures contracts	$331,287	0.53%	$7,358,385

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (421 contracts, settlement date July 14, 2013)	$1,010,962	1.64%	$13,819,325
CBOT corn futures (427 contracts, settlement date September 13, 2013)	388,900	0.63	12,020,050
CBOT corn futures (525 contracts, settlement date December 13, 2013)	1,424,938	2.31	14,135,625

United States WTI crude oil futures contracts
WTI crude oil futures (7 contracts, settlement date May 21, 2013)	19,640	0.03	682,430

United States soybean futures contracts
CBOT soybean futures (31 contracts, settlement date November 14, 2013)	78,550	0.13	1,939,825
CBOT soybean futures (37 contracts, settlement date November 14, 2014)	6,850	0.01	2,288,450

United States sugar futures contracts
ICE sugar futures (42 contracts, settlement date June 28, 2013)	87,326	0.14	832,608
ICE sugar futures (36 contracts, settlement date September 30, 2013)	30,240	0.05	731,808
ICE sugar futures (40 contracts, settlement date February 28, 2014)	83,933	0.14	853,440

United States wheat futures contracts
CBOT wheat futures contracts (70 contracts, settlement date July 12, 2013)	309,475	0.50	2,418,500
CBOT wheat futures contracts (59 contracts, settlement date September 13, 2013)	37,025	0.06	2,062,788
CBOT wheat futures contracts (68 contracts, settlement date December 13, 2013)	283,563	0.46	2,425,050
Total commodity futures contracts	$3,761,402	6.10%	$54,209,899

			Shares
Exchange-traded funds
Teucrium Corn Fund	$549,726	0.89%	13,408
Teucrium Soybean Fund	559,413	0.91	23,656
Teucrium Wheat Fund	557,638	0.90	30,287
Teucrium Sugar Fund	562,322	0.91	34,874
Total exchange-traded funds (cost $2,669,358) owned by Teucrium Agricultural Fund	$2,229,099	3.61%

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

TEUCRIUM COMMODITY TRUST

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(2,668,820)	$(2,738,437)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(487,912)	(504,246)
Interest income	10,712	12,530
Total Loss	(3,146,020)	(3,230,153)

Expenses
Management fees	140,844	198,431
Professional fees	155,900	206,459
Distribution and marketing fees	421,128	538,136
Custodian fees and expenses	35,719	162,023
Business permits and licenses fees	25,042	1,443
General and administrative expenses	38,097	9,422
Brokerage commissions	28,410	6,543
Other expenses	15,196	30,938
Total expenses	860,336	1,153,395
Net Loss	$(4,006,356)	$(4,383,548)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Operations
Net loss	$(4,006,356)	$(4,383,548)

Capital transactions
Issuance of Shares	28,445,655	30,450,079
Change in cost of shares of the Underlying Funds acquired by Teucrium Agricultural Fund	10,021	(14,891,933)
Realized gain (loss) on shares of the Underlying Funds sold by Teucrium Agricultural Fund	(9,045)	1,720
Redemption of Shares	(19,717,030)	(7,484,761)
Total capital transactions	8,729,601	8,075,105
Net change in net assets	4,723,245	3,691,557

Net assets, beginning of period	56,897,696	83,823,568

Net assets, end of period	$61,620,941	$87,515,125

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(4,006,356)	$(4,383,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	487,912	504,246
Realized (loss) gain on shares of the Underlying Funds sold by Teucrium
Agricultural Fund excluded from net income (loss)	(9,045)	1,720
Changes in operating assets and liabilities:
Purchase of Underlying Funds acquired by Teucrium Agricultural Fund	10,021	(14,891,933)
Collateral, due from broker	1,809,642	(3,734,033)
Interest receivable	(236)	298
Other assets	69,662	(162,697)
Collateral, due to broker	136,990	124,584
Management fee payable to Sponsor	(1,772)	(7,687)
Payable for investments purchased	-	47,308
Other liabilities	72,013	64,764
Net cash used in operating activities	(1,431,169)	(22,436,978)

Cash flows from financing activities:
Proceeds from sale of Shares	28,445,655	30,450,079
Redemption of Shares, net of change in payable for shares redeemed	(19,717,030)	(10,436,215)
Net cash provided by financing activities	8,728,625	20,013,864

Net change in cash and cash equivalents	7,297,456	(2,423,114)
Cash and cash equivalents, beginning of period	52,575,291	80,567,901
Cash and cash equivalents, end of period	$59,872,747	$78,144,787

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Funds are subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets.   Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of March 31, 2013 and December 31, 2012.  However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the three months ended March 31, 2013 and 2012.

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

There are a minimum number of baskets and associated shares specified for each Fund in the respective most recent Form S-1 registration statements, amendments or supplements. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. These minimum levels are as follows:

CORN: 50,000 shares representing 2 baskets

NAGS: 100,000 shares representing 2 baskets

CRUD: 50,000 shares representing 2 baskets (at minimum as of March 31, 2013 and December 31, 2012)

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets (at minimum as of March 31, 2013 and December 31, 2012)

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Trust had a balance of $44,873,242 and $32,575,691 in money market funds at March 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  The Trust also had investments in United States Treasury Bills with a maturity of three months or less with a fair value of $14,999,505 and $19,999,600 on both March 31, 2013 and December 31, 2012, respectively.

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

The Funds pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to waive certain fees or expenses that would generally be paid for by each Fund. As of March 31, 2013, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Teucrium Corn Fund, Teucrium Soybean Fund and Teucrium Wheat Fund in 2013. Through the three months ended March 31, 2013, the Sponsor has not sought reimbursement from the Funds for these expenses.

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

On March 31, 2013, the Corn Futures Contracts traded on the CBOT which will settle on July 12, 2013 (the “JUL13 Corn Contracts”) were in a “limit down” condition and, in the opinion of the Trust and CORN, the reported value at the close of market on that day did not fairly value the JUL13 Corn Contracts held by CORN. Therefore, the Trust and CORN have used alternative verifiable sources to value the JUL13 Corn Contracts on March 31, 2013 and the financial statements of the Trust and the Fund have been adjusted accordingly. This adjustment has resulted in a ($410,475) decrease in the unrealized change in commodity futures contracted for the Trust and CORN in excess of reported CBOT values.

The Soybean Futures Contracts traded on the CBOT which will settle on November 14, 2014 (the “NOV14 Soybean Contracts”) did not, in the opinion of the Trust and SOYB, trade in an actively traded futures market as defined in the policy of the Trust and SOYB for the entire period during which they were held. Accordingly, the Trust and SOYB have classified these as a Level 2 liability for the period ended March 31, 2013. The NOV14 Soybean Contracts were, in the opinion of the Trust and SOYB, fairly valued at settlement on March 31, 2013.

On December 31, 2012, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The adoption did not have a significant impact on the financial statement disclosures for the Trust or the Funds.

Note 3 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

March 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2013
Cash equivalents	$59,872,747	$-	$-	$59,872,747
Commodity futures contracts
Natural gas futures contracts	268,180	-	-	268,180
WTI crude oil futures contracts	59,032	-	-	59,032
Soybean futures contracts	4,075	-	-	4,075
Total	$60,204,034	$-	$-	$60,204,034

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2013
Commodity futures contracts
Corn futures contracts	$1,813,838	$1,010,962	$-	$2,824,800
WTI crude oil futures contracts	19,640	-	-	19,640
Soybean futures contracts	78,550	6,850	-	85,400
Sugar futures contracts	201,499	-	-	201,499
Wheat futures contracts	630,063	-	-	630,063
Total	$2,743,590	$1,017,812	$-	$3,761,402

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$52,575,291	$-	$-	$52,575,291
Commodity futures contracts
Natural gas futures contracts	9,550	-	-	9,550
WTI crude oil futures contracts	44,872	-	-	44,872
Soybean futures contracts	63,200	-	-	63,200
Wheat futures contracts	15,762	-	-	15,762
Total	$52,708,675	$-	$-	$52,708,675

				Balance as of
	Level 1	Level 2	Level 3	December 31, 2012
Liabilities:
Commodity futures contracts
Corn futures contracts	$2,213,775	$-	$-	$2,213,775
Natural gas futures contracts	233,919	-	-	233,919
WTI crude oil futures contracts	58,090	-	-	58,090
Soybean futures contracts	284,575	-	-	284,575
Sugar futures contracts	78,378	-	-	78,378
Wheat futures contracts	206,850	-	-	206,850
Total	$3,075,587	$-	$-	$3,075,587

Transfers into and out of each level of the fair value hierarchy for the JUL13 Corn Contracts and the NOV14 Soybean Contracts for the three months ended March 31, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Corn future contracts	$-	$1,010,962	$1,010,962	$-	$-	$-
Soybean future contracts	$-	$6,850	$6,850	$-	$-	$-
Total	$-	$1,017,812	$1,017,812	$-	$-	$-

There were no transfers into and out of each level of the fair value hierarchy for the Trust or the Funds for the three months ended March 31, 2012.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three months ended March 31, 2013, the Funds invested only in commodity futures contracts specifically related to each Fund. For the three months ended March 31, 2012 the Operating Funds invested only in commodity futures contracts and Chicago Mercantile Exchange Calendar Swaps. Cleared Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Commodity Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Interests, can generally be structured as the parties to the Commodity Interest contract desire.  Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2013 and December 31, 2012.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting. The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the three months ended March 31, 2013 and 2012.

As of March 31, 2013:

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Assets	Commodity Futures Contracts	Collateral, Due from Broker
Commodity price
Corn futures contracts	$-	$3,572,300
Natural gas futures contracts	268,180	-
WTI crude oil futures contracts	59,032	64,263
Soybean futures contracts	4,075	399,703
Sugar futures contracts	-	311,100
Wheat futures contracts	-	847,255
Total	$331,287	$5,194,621

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Liabilities	Commodity Futures Contracts	Collateral, Due to Broker
Commodity price
Corn futures contracts	$2,824,800	$-
Natural gas futures contracts	-	136,990
WTI crude oil futures contracts	19,640	-
Soybean futures contracts	85,400	-
Sugar futures contracts	201,499	-
Wheat futures contracts	630,063	-
Total	$3,761,402	$136,990

As of December 31, 2012:

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Assets	Commodity Futures Contracts	Collateral, Due from Broker
Commodity price
Corn futures contracts	$-	$5,106,775
Natural gas futures contracts	9,550	367,374
WTI crude oil futures contracts	44,872	137,328
Soybean futures contracts	63,200	670,563
Sugar futures contracts	-	189,259
Wheat futures contracts	15,762	532,964
Total	$133,384	$7,004,263

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Liabilities	Commodity Futures Contracts	Collateral, Due to Broker
Commodity price
Corn futures contracts	$2,213,775	$-
Natural gas futures contracts	233,919	-
WTI crude oil futures contracts	58,090	-
Soybean futures contracts	284,575	-
Sugar futures contracts	78,378	-
Wheat futures contracts	206,850	-
Total	$3,075,587	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended March 31, 2013

	Realized Loss on	Net Change in Unrealized (Loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$(1,859,822)	$(611,025)
Natural gas futures contracts	(110,739)	492,549
WTI crude oil futures contracts	(9,320)	52,610
Soybean futures contracts	(217,575)	140,050
Sugar futures contracts	(85,826)	(123,121)
Wheat futures contracts	(385,538)	(438,975)
Total commodity futures contracts	$(2,668,820)	$(487,912)

Three months ended March 31, 2012

	Realized (Loss) Gain on	Net Change in Unrealized (Loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$(2,136,224)	$(1,442,778)
Natural gas futures contracts	(504,280)	132,570
WTI crude oil futures contracts	5,610	224,520
Soybean futures contracts	10,341	327,472
Sugar futures contracts	(9,734)	153,745
Wheat futures contracts	(104,150)	100,225
Total commodity futures contracts	$(2,738,437)	$(504,246)

 Volume of Derivative Activities

 At March 31, 2013, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of contracts
Commodity price
Corn futures contracts	$39,975,000	1,373
Natural gas futures contracts	3,764,890	90
WTI crude oil futures contracts	1,989,850	21
Soybean futures contracts	6,514,350	101
Sugar futures contracts	2,417,856	118
Wheat futures contracts	6,906,338	197
Total commodity futures contracts	$61,568,284	1,900

At December 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of contracts
Commodity price
Corn futures contracts	$37,724,525	1,142
Natural gas futures contracts	4,623,670	131
WTI crude oil futures contracts	2,041,180	22
Soybean futures contracts	6,629,575	97
Sugar futures contracts	2,215,270	99
Wheat futures contracts	3,724,237	93
Total commodity futures contracts	$56,958,457	1,584

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

For the period January 1, 2013 through May 9, 2013, the following subsequent events transpired for each of the series of the Trust:

CORN: Nothing to Report

NAGS: Nothing to Report

CRUD: Nothing to Report

SOYB: Nothing to Report

CANE: Nothing to Report

WEAT: Nothing to Report

TAGS: Nothing to Report.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$39,167,369	$34,631,982
Collateral, due from broker	3,572,300	5,106,775
Interest receivable	1,459	1,376
Other assets	197,905	242,407
Total assets	42,939,033	39,982,540

Liabilities

Commodity futures contracts	2,824,800	2,213,775
Management fee payable to Sponsor	34,063	36,444
Other liabilities	105,437	45,809
Total liabilities	2,964,300	2,296,028

Net assets	$39,974,733	$37,686,512

Shares outstanding	975,004	850,004

Net asset value per share	$41.00	$44.34

Market value per share	$40.90	$44.32

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

March 31, 2013

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Principal Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.060%, due April 18, 2013	$9,999,850	25.02%	$10,000,000
U.S. Treasury bills, 0.080%, due May 16, 2013	4,999,655	12.51	5,000,000
Total U.S. Treasury obligations	14,999,505	37.53

Money market funds
Dreyfus Cash Management Plus	24,167,864	60.46

Total cash equivalents	$39,167,369	97.99%

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (421 contracts, settlement date July 14, 2013)	$1,010,962	2.53%	$13,819,325
CBOT corn futures (427 contracts, settlement date September 13, 2013)	388,900	0.97	12,020,050
CBOT corn futures (525 contracts, settlement date December 13, 2013)	1,424,938	3.56	14,135,625
Total commodity futures contracts	$2,824,800	7.06%	$39,975,000

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(1,859,822)	$(2,136,224)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(611,025)	(1,442,778)
Interest income	7,964	10,462
Total loss	(2,462,883)	(3,568,540)

Expenses
Management fees	99,820	170,603
Professional fees	118,800	201,387
Distribution and marketing fees	337,050	437,129
Custodian fees and expenses	31,856	32,211
Business permits and licenses fees	20,700	3,282
General and administrative expenses	31,050	34,315
Brokerage commissions	24,480	4,892
Other expenses	10,171	3,740
Total expenses	673,927	887,559
Net loss	$(3,136,810)	$(4,456,099)

Net loss per share	$(3.34)	$(2.75)
Net loss per weighted average share	$(3.37)	$(2.64)
Weighted average shares outstanding	931,393	1,688,466

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Operations
Net loss	$(3,136,810)	$(4,456,099)
Capital transactions
Issuance of Shares	22,723,371	3,964,375
Redemption of Shares	(17,298,340)	(5,165,146)
Total capital transactions	5,425,031	(1,200,771)
Net change in net assets	2,288,221	(5,656,870)

Net assets, beginning of period	37,686,512	71,268,521

Net assets, end of period	$39,974,733	$65,611,651

Net asset value per share at beginning of period	$44.34	$41.92

At end of period	$41.00	$39.17

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(3,136,810)	$(4,456,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	611,025	1,442,778
Changes in operating assets and liabilities:
Collateral, due from broker	1,534,475	(3,372,091)
Interest receivable	(83)	311
Other assets	44,502	(151,823)
Management fee payable to Sponsor	(2,381)	(7,462)
Other liabilities	59,628	14,825
Net cash used in operating activities	(889,644)	(6,529,561)

Cash flows from financing activities:
Proceeds from sale of Shares	22,723,371	3,964,375
Redemption of Shares	(17,298,340)	(9,312,157)
Net cash provided by (used in) financing activities	5,425,031	(5,347,782)

Net change in cash and cash equivalents	4,535,387	(11,877,343)
Cash and cash equivalents, beginning of period	34,631,982	69,022,336
Cash and cash equivalents, end of period	$39,167,369	$57,144,993

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2013 and December 31, 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2013 and 2012.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $24,167,864 and $14,632,382 in money market funds at March 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund held $14,999,505 and $19,999,600 in United States Treasury Bills with a maturity date of three months or less at March 31, 2013 and December 31, 2012 respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

In determining the value of Corn Futures Contracts, the administrator uses the CBOT closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter corn interests is determined based on the value of the commodity or futures contract underlying such corn interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such corn interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open corn interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Market value per share represents the closing price on the last trading day of the quarter as reported by the NYSE Arca. If such a closing price is not available, the bid/ask midpoint at 4 p.m. as reported by the NYSE Arca was used.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the three months ended March 31, 2013, the Fund recorded $99,820 in management fees to the Sponsor. For the three months ended March 31, 2012, the Fund recorded $170,603 in management fees to the Sponsor.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses associated with the Fund’s tax accounting and reporting requirements. The Sponsor can elect to waive certain fees or expenses that would generally be paid for by the Fund. As of March 31, 2013, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the three months ended March 31, 2013, the Sponsor has not sought reimbursement from the Funds for these expenses.

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

On March 31, 2013, the Corn Futures Contracts traded on the CBOT which will settle on July 12, 2013 (the “JUL13 Corn Contracts”) were in a “limit down” condition and, in the opinion of the Trust and CORN, the reported value at the close of market on that day did not fairly value the JUL13 Corn Contracts held by CORN. Therefore, the Trust and CORN have used alternative verifiable sources to value the JUL13 Corn Contracts on March 31, 2013 and the financial statements of the Trust and the Fund have been adjusted accordingly. This adjustment has resulted in a ($410,475) decrease in the unrealized change in commodity futures contracted for the Trust and CORN in excess of reported CBOT values.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The adoption did not have a significant impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

March 31, 2013
				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2013
Cash equivalents	$39,167,369	$-	$-	$39,167,369

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2013
Commodity futures contracts	$1,813,838	$1,010,962	$-	$2,824,800

December 31, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$34,631,982	$-	$-	$34,631,982

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$2,213,775	$-	$-	$2,213,775

Transfers into and out of each level of the fair value hierarchy for the JUL13 Corn Contracts for the three months ended March 31, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Corn future contracts	$-	$1,010,962	$1,010,962	$-	$-	$-

There were no transfers into and out of each level of the fair value hierarchy for the Fund for the three months ended March 31, 2012.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts. For the three months ended March 31, 2013 the Fund invested only in commodity futures contracts and for the three months ended March 31, 2012, the Fund invested only in commodity futures contracts. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2013 and December 31, 2012.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the three months ended March 31, 2013 and 2012.

As of March 31, 2013:

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Assets	Commodity Futures Contracts	Collateral, Due from Broker
Commodity price	$-	$3,572,300

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Liabilities	Commodity Futures Contracts	Collateral, Due to Broker
Commodity price	$2,824,800	$-

As of December 31, 2012:

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Assets	Commodity Futures Contracts	Collateral, Due from Broker
Commodity price	$-	$5,106,775

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Liabilities	Commodity Futures Contracts	Collateral, Due to Broker
Commodity price	$2,213,775	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Corn Fund:

Three months ended March 31, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$(1,859,822)	$(611,025)

Three months ended March 31, 2012

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$(2,136,224)	$(1,442,778)

Volume of Derivative Activities

The notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

At March 31, 2013, the fair value of derivative instruments was as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$39,975,000	1,373

At December 31, 2012, the fair value of derivative instruments was as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$37,724,525	1,142

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the three months ended March 31, 2013
Net asset value at beginning of period	$44.34
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.63)
Total expenses	(0.72)
Net decrease in net asset value	(3.34)
Net asset value end of period	$41.00
Total Return	(7.53)%
Ratios to Average Net Assets (Annualized)
Total expense	6.74%
Net investment loss	(6.66)%

Per Share Operation Performance for the three months ended March 31, 2012
Net asset value at beginning of period	$41.92
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.23)
Total expenses	(0.53)
Net decrease in net asset value	(2.75)
Net asset value at end of period	$39.17
Total Return	(6.56)%
Ratios to Average Net Assets (Annualized)
Total expense	5.21%
Net investment loss	(5.15)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. As of March 31, 2013, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the three months ended March 31, 2013, the Sponsor has not sought reimbursement from the Funds for these expenses.

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

For the period April 1, 2013 through May 9, 2013, there was nothing to report.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$3,646,686	$4,476,336
Commodity futures contracts	268,180	9,550
Collateral, due from broker	-	367,374
Interest receivable	260	305
Other assets	8,172	10,989
Total assets	3,923,298	4,864,554

Liabilities

Commodity futures contracts	-	233,919
Collateral, due to broker	136,990	-
Management fee payable to Sponsor	3,445	4,046
Other liabilities	1,642	968
Total liabilities	142,077	238,933

Net assets	$3,781,221	$4,625,621

Shares outstanding	300,004	400,004

Net asset value per share	$12.60	$11.56

Market value per share	$12.58	$11.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS

March 31, 2013

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Notional Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$3,646,686	96.44%

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (23 contracts, settlement date September 26, 2013)	$107,800	2.85%	$949,440
NYMEX natural gas futures (22 contracts, settlement date October 29, 2013)	44,090	1.16	923,120
NYMEX natural gas futures (22 contracts, settlement date February 26, 2014)	80,020	2.12	953,700
NYMEX natural gas futures (23 contracts, settlement date March 27, 2014)	36,270	0.96	938,630
Total commodity futures contracts	$268,180	7.09%	$3,764,890

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$4,476,336	96.77%

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (32 contracts, settlement date September 26, 2013)	$9,550	0.21%	$1,161,600

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (34 contracts, settlement date February 26, 2013)	$103,412	2.24%	$1,144,100
NYMEX natural gas futures (34 contracts, settlement date March 26, 2013)	61,967	1.34	1,157,020
NYMEX natural gas futures (31 contracts, settlement date October 29, 2013)	68,540	1.48	1,160,950
Total commodity futures contracts	$233,919	5.06%	$3,462,070

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(110,739)	$(504,280)
Net change in unrealized appreciation or depreciation on commodity futures contracts	492,549	132,570
Interest income	488	235
Total income (loss)	382,298	(371,475)

Expenses
Management fees	10,182	-
Professional fees	2,106	2,456
Distribution and marketing fees	1,467	1,917
Custodian fees and expenses	760	891
Business permits and licenses fees	-	112
General and administrative expenses	105	35
Brokerage commissions	208	282
Other expenses	102	103
Total expenses	14,930	5,796

Net income (loss)	$367,368	$(377,271)

Net income (loss) per share	$1.04	$(2.79)
Net income (loss) per weighted average share	$1.04	$(3.11)
Weighted average shares outstanding	352,782	121,433

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Operations
Net income (loss)	$367,368	$(377,271)
Capital transactions
Issuance of Shares	-	648,677
Redemption of Shares	(1,211,768)	-
Total capital transactions	(1,211,768)	648,677
Net change in net assets	(844,400)	271,406

Net assets, beginning of period	4,625,621	1,381,367

Net assets, end of period	$3,781,221	$1,652,773
Net asset value per share at beginning of period	$11.56	$13.81

At end of period	$12.60	$11.02

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income (loss)	$367,368	$(377,271)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(492,549)	(132,570)
Changes in operating assets and liabilities:
Collateral, due from broker	367,374	81,598
Interest receivable	45	(10)
Other assets	2,817	3,055
Collateral, due to broker	136,990	-
Management fee payable to Sponsor	(601)	-
Other liabilities	674	(6,278)
Net cash provided by (used in) operating activities	382,118	(431,476)

Cash flows from financing activities:
Proceeds from sale of Shares	-	648,677
Redemption of Shares	(1,211,768)	-
Net cash (used in) provided by financing activities	(1,211,768)	648,677

Net change in cash and cash equivalents	(829,650)	217,201
Cash and cash equivalents, beginning of period	4,476,336	1,277,159
Cash and cash equivalents, end of period	$3,646,686	$1,494,360

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2013 and December 31, 2012.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2013 and 2012.

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

As outlined in the most recent Form S-1 filing, 100,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $3,646,686 and $4,476,336 in money market funds on March 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.  The Sponsor had waived the management fee for this Fund for the period August 1, 2011 through July 31, 2012. For the three months ended March 31, 2013, the Fund recorded a management fee expense of $10,182. The Sponsor elected to waive the management fee from January 1, 2012 through July 31, 2012; this action by the Sponsor resulted in an approximate $3,800 reduction in fees for the three months ended March 31, 2012.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.  Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. The cap may be terminated by the Sponsor at any time with 90 days’ notice. The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action by the Sponsor resulted in an approximate $3,800 reduction in expenses to the Fund for the three months ended March 31, 2012. For the three months ended March 31, 2013, approximately $19,000 of expenses which were paid by the Sponsor that normally would have been paid by the Fund. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

On March 31, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the Natural Gas Futures Contracts traded on the NYMEX fairly reflected the value of the Natural Gas Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The adoption did not have a significant impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

March 31, 2013
				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2013
Cash equivalents	$3,646,686	$-	$-	$3,646,686
Commodity futures contracts	268,180	-	-	268,180
Total	$3,914,866	$-	$-	$3,914,866

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$4,476,336	$-	$-	$4,476,336
Commodity futures contracts	9,550	-	-	9,550
Total	$4,485,886	$-	$-	$4,485,886

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$233,919	$-	$-	$233,919

During the three months ended March 31, 2013 and 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three months ended March 31, 2013 and 2012, the Fund invested only in commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2013 and December 31, 2012.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the three months ended March 31, 2013 and 2012.

As of March 31, 2013:

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Assets	Commodity Futures Contracts	Collateral, Due from Broker
Commodity price	$268,180	$-

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Liabilities	Commodity Futures Contracts	Collateral, Due to Broker
Commodity price	$-	$136,990

As of December 31, 2012:

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Assets	Commodity Futures Contracts	Collateral, Due from Broker
Commodity price	$9,550	$367,374

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Liabilities	Commodity Futures Contracts	Collateral, Due to Broker
Commodity price	$233,919	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended March 31, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(110,739)	$492,549

Three months ended March 31, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(504,280)	$132,570

Volume of Derivative Activities

At March 31, 2013, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$3,764,890	90

At December 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$4,623,670	131

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the three months ended March 31, 2013
Net asset value at beginning of period	$11.56
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	1.08
Total expenses	(0.04)
Net increase in net asset value	1.04
Net asset value at end of period	$12.60
Total Return	9.00%
Ratios to Average Net Assets (Annualized)
Total expense	1.47%
Net investment loss	(1.42)%

Per Share Operation Performance for the three months ended March 31, 2012
Net asset value at beginning of period	$13.81
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(2.75)
Total expenses	(0.04)
Net decrease in net asset value	(2.79)
Net asset value at end of period	$11.02
Total Return	(20.20)%
Ratios to Average Net Assets
Total expense	1.57%
Net investment loss	(1.51)%

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund.  The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action by the Sponsor resulted in an approximate $3,800 reduction in expenses to the Fund for the three months ended March 31, 2012. The Sponsor waived, for some period the management fee for this Fund. The Sponsor elected to waive the management fee from January 1, 2012 through July 31, 2012; this action by the Sponsor resulted in an approximate $3,800 reduction in fees for the quarter ended March 31, 2012. Additional expenses of the Fund may be paid by the Sponsor in future periods. For the three months ended March 31, 2013, approximately $19,000 of expenses which were paid by the Sponsor that normally would have been paid by the Fund.

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

For the period April 1, 2013 through May 9, 2013, there was nothing to report.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$1,908,288	$1,845,910
Commodity futures contracts	59,032	44,872
Collateral, due from broker	64,263	137,328
Interest receivable	125	123
Other assets	21,232	26,866
Total assets	2,052,940	2,055,099

Liabilities

Commodity futures contracts	19,640	58,090
Management fee payable to Sponsor	-	1,626
Other liabilities	3,426	1,636
Total liabilities	23,066	61,352

Net assets	$2,029,874	$1,993,747

Shares outstanding	50,002	50,002

Net asset value per share	$40.60	$39.87

Market value per share	$40.43	$38.53

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

SCHEDULE OF INVESTMENTS

March 31, 2013

(Unaudited)

		Percentage of	Notional
Description: Assets	Fair Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$1,908,288	94.01%

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (6 contracts, settlement date November 20, 2013)	$39,432	1.94%	$575,340
WTI crude oil futures (8 contracts, settlement date November 20, 2014)	19,600	0.97	732,080
Total commodity futures contracts	$59,032	2.91%	$1,307,420

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (7 contracts, settlement date May 21, 2013)	$19,640	0.97%	$682,430

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$1,845,910	92.58%

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (6 contracts, settlement date November 20, 2013)	$24,312	1.22%	$560,220
WTI crude oil futures (8 contracts, settlement date November 20, 2014)	20,560	1.03	733,040
Total commodity futures contracts	$44,872	2.25%	$1,293,260

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date May 21, 2013)	$58,090	2.91%	$747,920

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(9,320)	$5,610
Net change in unrealized appreciation or depreciation on commodity futures contracts	52,610	224,520
Interest income	264	655
Total income	43,554	230,785

Expenses
Management fees	-	9,862
Professional fees	5,480	2,184
Distribution and marketing fees	1,947	24,752
Custodian fees and expenses	-	32,210
Brokerage commissions	-	95
Total expenses	7,427	69,103

Net income	$36,127	$161,682

Net income per share	$0.73	$1.98
Net income per weighted average share	$0.72	$1.89
Weighted average shares outstanding	50,002	85,442

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Operations
Net income	$36,127	$161,682
Capital transactions
Redemption of Shares	-	(1,124,058)
Total capital transactions	-	(1,124,058)
Net change in net assets	36,127	(962,376)

Net assets, beginning of period	1,993,747	4,445,013

Net assets, end of period	$2,029,874	$3,482,637
Net asset value per share at beginning of period	$39.87	$44.45

At end of period	$40.60	$46.43

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$36,127	$161,682
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(52,610)	(224,520)
Changes in operating assets and liabilities:
Collateral, due from broker	73,065	157,791
Interest receivable	(2)	73
Other assets	5,634	2,829
Collateral, due to broker	-	124,584
Management fee payable to Sponsor	(1,626)	(1,624)
Other liabilities	1,790	11,189
Net cash provided by operating activities	62,378	232,004

Cash flows from financing activities:
Redemption of Shares	-	(1,124,058)
Net cash used in financing activities	-	(1,124,058)

Net change in cash and cash equivalents	62,378	(892,054)
Cash and cash equivalents, beginning of period	1,845,910	4,139,910
Cash and cash equivalents, end of period	$1,908,288	$3,247,856

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2013 and December 31, 2012.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2013 and 2012.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares. Effective May 18, 2012, the Fund had a minimum number of shares and this situation continued through March 31, 2013. No redemptions can be made until additional shares are created.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $1,908,288 and $1,845,910 in money market funds at March 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Sponsor elected to waive the management fee for the three months ended March 31, 2013; this action by the Sponsor resulted in an approximate $5,000 reduction in fees for the three months ended March 31, 2013. For the three months ended March 31, 2012, the Fund recorded $9,862 in management fees to the Sponsor. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor may, at its discretion, pay certain expenses on behalf of the Fund. For the three months ended March 31, 2013, approximately $17,000 of expenses which were paid by the Sponsor that normally would have been paid by the Fund. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

On March 31, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the WTI Crude Oil Futures Contracts traded on the NYMEX fairly reflected the value of the WTI Crude Oil Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The adoption did not have a significant impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

March 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2013
Cash equivalents	$1,908,288	$-	$-	$1,908,288
Commodity futures contracts	59,032	-	-	59,032
Total	$1,967,320	$-	$-	$1,967,320

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2013
Commodity futures contracts	$19,640	$-	$-	$19,640

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$1,845,910	$-	$-	$1,845,910
Commodity futures contracts	44,872	-	-	44,872
Total	$1,890,782	$-	$-	$1,890,782

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$58,090	$-	$-	$58,090

During the three months ended March 31, 2013 and 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three months ended March 31, 2013 and 2012, the Fund invested only in commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2013 and December 31, 2012.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the three months ended March 31, 2013 and 2012.

As of March 31, 2013:

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Assets	Commodity Futures Contracts	Collateral, Due from Broker
Commodity price	$59,032	$64,263

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Liabilities	Commodity Futures Contracts	Collateral, Due to Broker
Commodity price	$19,640	$-

As of December 31, 2012:

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Assets	Commodity Futures Contracts	Collateral, Due from Broker
Commodity price	$44,872	$137,328

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Liabilities	Commodity Futures Contracts	Collateral, Due to Broker
Commodity price	$58,090	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended March 31, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(9,320)	$52,610

Three months ended March 31, 2012

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$5,610	$224,520

Volume of Derivative Activities

At March 31, 2013, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$1,989,850	21

At December 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$2,041,180	22

Note 5 – Financial Highlights

The following table presents per unit performance data and other, supplemental financial data for the three months ended March 31, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the three months ended March 31, 2013
Net asset value at beginning of period	$39.87
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	0.87
Total expenses	(0.15)
Net increase in net asset value	0.73
Net asset value at end of period	$40.60
Total Return	1.83%
Ratios to Average Net Assets (Annualized)
Total expense	1.50%
Net investment loss	(1.45)%

Per Share Operation Performance for the three months ended March 31, 2012
Net asset value at beginning of period	$44.45
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	2.78
Total expenses	(0.81)
Net increase in net asset value	1.98
Net asset value at end of period	$46.43
Total Return	4.45%
Ratios to Average Net Assets (Annualized)
Total expense	7.02%
Net investment loss	(6.95)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three months ended March 31, 2013, this resulted in the waiving of Fund expenses of approximately $17,000 and a $5,000 reduction in management fees. For the three months ended March 31, 2012, the Sponsor did not elect to waive the management fee or to pay expenses on behalf of the Fund.

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

For the period April 1, 2013 through May 9, 2013, there was nothing to report.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$6,175,074	$6,169,205
Commodity futures contracts	4,075	63,200
Collateral, due from broker	399,703	670,563
Interest receivable	425	425
Other assets	22,964	26,315
Total assets	6,602,241	6,929,708

Liabilities

Commodity futures contracts	85,400	284,575
Management fee payable to Sponsor	5,745	5,741
Other liabilities	7,840	3,217
Total liabilities	98,985	293,533

Net assets	$6,503,256	$6,636,175

Shares outstanding	275,004	275,004

Net asset value per share	$23.65	$24.13

Market value per share	$24.23	$24.07

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

March 31, 2013

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Notional Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$6,175,074	94.95%

Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (33 contracts, settlement date July 12, 2013)	$4,075	0.06%	$2,286,075

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount

Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (31 contracts, settlement date November 14, 2013)	$78,550	1.21%	$1,939,825
CBOT Soybean futures (37 contracts, settlement date November 14, 2014)	6,850	0.10	2,288,450
Total commodity futures contracts	$85,400	1.31%	$4,228,275

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$6,169,205	92.96%
			Notional Amount
Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (28 contracts, settlement date May 14, 2013)	$40,775	0.61%	$1,958,950
CBOT soybean futures (36 contracts, settlement date November 14, 2013)	22,425	0.34	2,344,950
Total commodity futures contracts	$63,200	0.95%	$4,303,900

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures (33 contracts, settlement date March 14, 2013)	$ 284,575	4.29%	$ 2,325,675

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(217,575)	$10,341
Net change in unrealized appreciation or depreciation on commodity futures contracts	140,050	327,472
Interest income	922	400
Total (loss) income	(76,603)	338,213

Expenses
Management fees	17,233	6,050
Professional fees	16,200	-
Distribution and marketing fees	45,900	24,752
Custodian fees and expenses	1,485	32,210
Business permits and licenses fees	2,790	-
General and administrative expenses	4,230	-
Brokerage commissions	1,890	343
Other expenses	2,395	-
Total expenses	92,123	63,355

Net (loss) income	$(168,726)	$274,858

Net (loss) income per share	$(0.48)	$2.20
Net (loss) income per weighted average share	$(0.58)	$2.53
Weighted average shares outstanding	288,615	107,422

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Operations
Net (loss) income	$(168,726)	$274,858
Capital transactions
Issuance of Shares	1,242,729	4,154,488
Redemption of Shares	(1,206,922)	(601,426)
Total capital transactions	35,807	3,553,062
Net change in net assets	(132,919)	3,827,920

Net assets, beginning of period	6,636,175	2,186,430

Net assets, end of period	$6,503,256	$6,014,350

Net asset value per share at beginning of period	$24.13	$21.86

At end of period	$23.65	$24.06

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net (loss) income	$(168,726)	$274,858
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(140,050)	(327,472)
Changes in operating assets and liabilities:
Collateral, due from broker	270,860	(72,103)
Interest receivable	-	(32)
Other assets	3,351	(5,503)
Management fee payable to Sponsor	4	653
Other liabilities	4,623	14,725
Net cash used in operating activities	(29,938)	(114,874)

Cash flows from financing activities:
Proceeds from sale of Shares	1,242,729	4,154,488
Redemption of Shares, net of payable for shares redeemed	(1,206,922)	-
Net cash provided by financing activities	35,807	4,154,488

Net change in cash and cash equivalents	5,869	4,039,614
Cash and cash equivalents, beginning of period	6,169,205	2,055,369
Cash and cash equivalents, end of period	$6,175,074	$6,094,983

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2013 and December 31, 2012.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2013 and 2012.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $6,175,074 and $6,169,205 in money market funds at March 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

In determining the value of Soybean Futures Contracts, the administrator uses the CBOT closing price.  The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter soybean interests is determined based on the value of the commodity or futures contract underlying such soybean interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such soybean interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open soybean interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Market value per share represents the closing price on the last trading day of the quarter as reported by the NYSE Arca. If such a closing price is not available, the bid/ask midpoint at 4 p.m. as reported by the NYSE Arca was used.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the three months ended March 31, 2013, the Fund recorded $17,233 in management fees to the Sponsor. For the three months ended March 31, 2012, the Fund recorded $6,050 in management fees to the Sponsor.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses associated with the Fund’s tax accounting and reporting requirements. The Sponsor can elect to waive certain fees or expenses that would generally be paid for by the Fund. As of March 31, 2013, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the three months ended March 31, 2013, the Sponsor has not sought reimbursement from the Funds for these expenses.

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

The Soybean Futures Contracts traded on the CBOT which will settle on November 14, 2014 (the “NOV14 Soybean Contracts”) did not, in the opinion of the Trust and SOYB, trade in an actively traded futures market as defined in the policy of the Trust and SOYB for the entire period during which they were held. Accordingly, the Trust and SOYB have classified these as a Level 2 liability for the period ended March 31, 2013. The NOV14 Soybean Contracts were, in the opinion of the Trust and SOYB, fairly valued at settlement on March 31, 2013.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The adoption did not have a significant impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

March 31, 2013
				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2013
Cash equivalents	$6,175,074	$-	$-	$6,175,074
Commodity futures contracts	4,075	-	-	4,075
Total	$6,179,149	$-	$-	$6,179,149

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2013
Commodity futures contracts	$78,550	$6,850	$-	$85,400

December 31, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$6,169,205	$-	$-	$6,169,205
Commodity futures contracts	63,200	-	-	63,200
Total	$6,232,405	$-	$-	$6,232,405

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$284,575	$-	$-	$284,575

Transfers into and out of each level of the fair value hierarchy for the NOV14 Soybean Contracts for the three months ended March 31, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Soybean future contracts	$-	$6,850	$6,850	$-	$-	$-

There were no transfers into and out of each level of the fair value hierarchy for the Fund for the three months ended March 31, 2012.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three months ended March 31, 2013 and 2012, the Fund invested only in commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2013 and December 31, 2012.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the three months ended March 31, 2013 and 2012.

As of March 31, 2013:

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Assets	Commodity Futures Contracts	Collateral, Due from Broker
Commodity price	$4,075	$399,703

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Liabilities	Commodity Futures Contracts	Collateral, Due to Broker
Commodity price	$85,400	$-

As of December 31, 2012:

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Assets	Commodity Futures Contracts	Collateral, Due from Broker
Commodity price	$63,200	$670,563

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Liabilities	Commodity Futures Contracts	Collateral, Due to Broker
Commodity price	$284,575	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended March 31, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(217,575)	$140,050

Three months ended March 31, 2012

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$10,341	$327,472

Volume of Derivative Activities

At March 31, 2013, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$6,514,350	101

At December 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$6,629,575	97

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for three months ended March 31, 2013
Net asset value at beginning of period	$24.13
Income from investment operations:
Investment (loss) income	-
Net realized and unrealized loss on commodity futures contracts	(0.17)
Total expenses	(0.31)
Net decrease in net asset value	(0.48)
Net asset value at end of period	$23.65
Total Return	(1.99)%
Ratios to Average Net Assets (Annualized)
Total expense	5.24%
Net investment loss	(5.19)%

Per Share Operation Performance for three months ended March 31, 2012
Net asset value at beginning of period	$21.86
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	2.79
Total expenses	(0.59)
Net increase in net asset value	2.20
Net asset value at end of period	$24.06
Total Return	10.11%
Ratios to Average Net Assets (Annualized)
Total expense	10.51%
Net investment loss	(10.44)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. As of March 31, 2013, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the three months ended March 31, 2013, the Sponsor has not sought reimbursement from the Funds for these expenses.

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

For the period April 1, 2013 through May 9, 2013 there was nothing to report.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,290,440	$2,088,533
Collateral, due from broker	311,100	189,259
Interest receivable	159	164
Other assets	21,350	27,067
Total assets	2,623,049	2,305,023

Liabilities

Commodity futures contracts	201,499	78,378
Other liabilities	2,813	747
Total liabilities	204,312	79,125

Net assets	$2,418,737	$2,225,898

Shares outstanding	150,004	125,004

Net asset value per share	$16.12	$17.81

Market value per share	$16.09	$17.84

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

March 31, 2013

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,290,440	94.70%

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount

Commodity futures contracts
United States soybean futures contracts
ICE sugar futures (42 contracts, settlement date June 28, 2013)	$87,326	3.61%	$832,608
ICE sugar futures (36 contracts, settlement date September 30, 2013)	30,240	1.25	731,808
ICE sugar futures (40 contracts, settlement date February 28, 2014)	83,933	3.47	853,440
Total sugar futures contracts	$201,499	8.33%	$2,417,856

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(85,826)	$(9,734)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(123,121)	153,745
Interest income	305	409
Total (loss) income	(208,642)	144,420

Expenses
Management fees	-	6,209
Professional fees	4,166	-
Business permits and licenses fees	(124)	-
Distribution and marketing fees	4,478	24,752
Custodian fees and expenses	-	32,210
General and administrative expenses	6	-
Brokerage commissions	-	473
Other expenses	203	-
Total expenses	8,729	63,644

Net (loss) income	$(217,371)	$80,776

Net (loss) income per share	$(1.69)	$0.71
Net (loss) income per weighted average share	$(1.60)	$0.77
Weighted average shares outstanding	136,115	105,224

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Operations
Net (loss) income	$(217,371)	$80,776
Capital transactions
Issuance of Shares	410,210	2,960,251
Redemption of Shares	-	(594,131)
Total capital transactions	410,210	2,366,120
Net change in net assets	192,839	2,446,896

Net assets, beginning of period	2,225,898	2,306,249

Net assets, end of period	$2,418,737	$4,753,145

Net asset value per share at beginning of period	$17.81	$23.06

At end of period	$16.12	$23.77

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net (loss) income	$(217,371)	$80,776
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	123,121	(153,745)
Changes in operating assets and liabilities:
Collateral, due from broker	(121,841)	57,922
Interest receivable	5	(24)
Other assets	5,717	(5,316)
Management fee payable to Sponsor	-	367
Other liabilities	2,066	14,634
Net cash used in operating activities	(208,303)	(5,386)

Cash flows from financing activities:
Proceeds from sale of Shares	410,210	2,960,251
Net cash provided by financing activities	410,210	2,960,251

Net change in cash and cash equivalents	201,907	2,954,865
Cash and cash equivalents, beginning of period	2,088,533	2,051,003
Cash and cash equivalents, end of period	$2,290,440	$5,005,868

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2013 and December 31, 2012.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2013 and 2012.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $2,290,440 and $2,088,533 in money market funds at March 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three months ended March 31, 2013, this election by the Sponsor resulted in approximately $5,700 reduction in management fees.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor may, at its discretion, pay certain expenses on behalf of the Fund. For the three months ended March 31, 2013, approximately $18,400 of expenses which were paid by the Sponsor that normally would have been paid by the Fund. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

On March 31, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The adoption did not have a significant impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

March 31, 2013
				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2013
Cash equivalents	$2,290,440	$-	$-	$2,290,440

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2013
Commodity futures contracts	$201,499	$-	$-	$201,499

December 31, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$2,088,533	$-	$-	$2,088,533

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$78,378	$-	$-	$78,378

During the three months ended March 31, 2013 and 2012 the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three months ended March 31, 2013 and 2012, the Fund invested only in commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2013 and December 31, 2012. Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the three months ended March 31, 2013 and 2012.

As of March 31, 2013:

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Assets	Commodity Futures Contracts	Collateral, Due from Broker
Commodity price	$-	$311,100

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Liabilities	Commodity Futures Contracts	Collateral, Due to Broker
Commodity price	$201,499	$-

As of December 31, 2012:

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Assets	Commodity Futures Contracts	Collateral, Due from Broker
Commodity price	$-	$189,259

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Liabilities	Commodity Futures Contracts	Collateral, Due to Broker
Commodity price	$78,378	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended March 31, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(85,826)	$(123,121)

Three months ended March 31, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(9,734)	$153,745

Volume of Derivative Activities

At March 31, 2013, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$2,417,856	118

At December 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$2,215,270	99

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the three months ended March 31, 2013
Net asset value at beginning of period	$17.81
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(1.63)
Total expenses	(0.06)
Net decrease in net asset value	(1.69)
Net asset value at end of period	$16.12
Total Return	(9.49)%
Ratios to Average Net Assets (Annualized)
Total expense	1.54%
Net investment loss	(1.49)%

Per Share Operation Performance for the three months ended March 31, 2012
Net asset value at beginning of period	$23.06
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	1.31
Total expenses	(0.60)
Net increase in net asset value	0.71
Net asset value at end of period	$23.77
Total Return	3.08%
Ratios to Average Net Assets (Annualized)
Total expense	10.29%
Net investment loss	(10.22)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three months ended March 31, 2013, this resulted in the waiving of Fund expenses of approximately $18,400 and a $5,700 reduction in management fees.

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

For the period April 1, 2013 through May 9, 2013 there was nothing to report.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$6,678,055	$3,356,906
Commodity futures contracts	-	15,762
Collateral, due from broker	847,255	532,964
Interest receivable	404	203
Other assets	21,636	26,443
Total assets	7,547,350	3,932,278

Liabilities

Commodity futures contracts	630,063	206,850
Management fee payable to Sponsor	5,607	2,775
Other liabilities	7,157	3,444
Total liabilities	642,827	213,069

Net assets	$6,904,523	$3,719,209

Shares outstanding	375,004	175,004

Net asset value per share	$18.41	$21.25

Market value per share	$18.40	$21.32

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

March 31, 2013

(Unaudited)

	Fair	Percentage of
Description: Assets	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$6,678,055	96.72%

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount

Commodity futures contracts
United States soybean futures contracts
CBOT wheat futures (70 contracts, settlement date July 12, 2013)	$309,475	4.48%	$2,418,500
CBOT wheat futures (59 contracts, settlement date September 13, 2013)	37,025	0.54	2,062,788
CBOT wheat futures (68 contracts, settlement date December 13, 2013)	283,563	4.11	2,425,050
Total wheat futures contracts	$630,063	9.13%	$6,906,338

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair	Percentage of	Notional
Description: Assets	Value	Net Assets	Amount

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$3,356,906	90.26%

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures (32 contracts, settlement date December 13, 2013)	$15,762	0.42	$1,313,200

	Fair	Percentage of	Notional
Description: Liabilities	Value	Net Assets	Amount

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures (33 contracts, settlement date May 14, 2013)	$166,925	4.49%	$1,299,787
CBOT wheat futures (28 contracts, settlement date July 12, 2013)	39,925	1.07	1,111,250
Total commodity futures contracts	$206,850	5.56%	$2,411,037

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(385,538)	$(104,150)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(438,975)	100,225
Interest income	771	368
Total loss	(823,742)	(3,557)

Expenses
Management fees	13,609	5,707
Professional fees	9,675	-
Distribution and marketing fees	27,270	24,752
Custodian fees and expenses	1,485	32,211
General and administrative expenses	2,520	-
Business permits and licenses fees	1,620	-
Brokerage commissions	1,800	458
Other expenses	2,310	-
Total expenses	60,289	63,128

Net loss	$(884,031)	$(66,685)

Net loss per share	$(2.84)	$(0.94)
Net loss per weighted average share	$(3.17)	$(0.62)
Weighted average shares outstanding	278,615	107,696

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Operations
Net loss	$(884,031)	$(66,685)
Capital transactions
Issuance of Shares	4,069,345	3,722,288
Total capital transactions	4,069,345	3,722,288
Net change in net assets	3,185,314	3,655,603

Net assets, beginning of period	3,719,209	2,235,888

Net assets, end of period	$6,904,523	$5,891,491
Net asset value per share at beginning of period	$21.25	$22.36

At end of period	$18.41	$21.42

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(884,031)	$(66,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	438,975	(100,225)
Changes in operating assets and liabilities:
Collateral, due from broker	(314,291)	(587,150)
Interest receivable	(201)	(19)
Other assets	4,807	(5,530)
Management fee payable to Sponsor	2,832	379
Other liabilities	3,713	14,693
Net cash used in operating activities	(748,196)	(744,537)

Cash flows from financing activities:
Proceeds from sale of Shares	4,069,345	3,722,288
Net cash provided by financing activities	4,069,345	3,722,288

Net change in cash and cash equivalents	3,321,149	2,977,751
Cash and cash equivalents, beginning of period	3,356,906	2,022,024
Cash and cash equivalents, end of period	$6,678,055	$4,999,775

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2013 and December 31, 2012.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2013 and 2012.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $6,678,055 and $3,356,906 in money market funds at March 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

In determining the value of Wheat Futures Contracts, the administrator uses the CBOT closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter wheat interests is determined based on the value of the commodity or futures contract underlying such wheat interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such wheat interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open wheat interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

Market value per share represents the closing price on the last trading day of the quarter as reported by the NYSE Arca. If such a closing price is not available, the bid/ask midpoint at 4 p.m. as reported by the NYSE Arca was used.

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the three months ended March 31, 2013, the Fund recorded $13,609 in management fees to the Sponsor. For the three months ended March 31, 2012, the Fund recorded $5,707 in management fees to the Sponsor.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. As of March 31, 2013, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the three months ended March 31, 2013, the Sponsor has not sought reimbursement from the Funds for these expenses.

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

On March 31, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The adoption did not have a significant impact on the financial statement disclosures for the Fund.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

March 31, 2013
				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2013
Cash equivalents	$6,678,055	$-	$-	$6,678,055

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2013
Commodity futures contracts	$630,063	$-	$-	$630,063

December 31, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$3,356,906	$-	$-	$3,356,906
Commodity futures contracts	15,762	-	-	15,762
Total	$3,372,668	$-	$-	$3,372,668

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$206,850	$-	$-	$206,850

During the three months ended March 31, 2013 and 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three months ended March 31, 2013, the Fund invested only in commodity futures contracts and for the three months ended March 31, 2012, the Fund invested only in commodity futures contracts. Cleared Wheat Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract. Additionally, Other Wheat Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Wheat Interests, can generally be structured as the parties to the Wheat Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following tables identify the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk, at March 31, 2013 and December 31, 2012.  Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.  The following tables also identify the net gain and loss amounts included in the statement of operations as realized and unrealized gains and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the three months ended March 31, 2013 and 2012.

As of March 31, 2013:

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Assets	Commodity Futures Contracts	Collateral, Due from Broker
Commodity price	$-	$847,255

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Liabilities	Commodity Futures Contracts	Collateral, Due to Broker
Commodity price	$630,063	$-

As of December 31, 2012:

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Assets	Commodity Futures Contracts	Collateral, Due from Broker
Commodity price	$15,762	$532,964

	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Primary Underlying Risk - Liabilities	Commodity Futures Contracts	Collateral, Due to Broker
Commodity price	$206,850	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended March 31, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(385,538)	$(438,975)

Three months ended March 31, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(104,150)	$100,225

Volume of Derivative Activities

At March 31, 2013, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$6,906,338	197

At December 31, 2012, the notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

	Long Exposure
	Notional	Number
Primary Underlying Risk	Amounts	of Contracts
Commodity price
Commodity futures contracts	$3,724,237	93

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the three months ended March 31, 2013
Net asset value at beginning of period	$21.25
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(2.62)
Total expenses	(0.22)
Net decrease in net asset value	(2.84)
Net asset value at end of period	$18.41
Total Return	(13.36)%
Ratios to Average Net Assets (Annualized)
Total expense	4.41%
Net investment loss	(4.35)%

Per Share Operation Performance for the three months March 31, 2012
Net asset value at beginning of period	$22.36
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(0.35)
Total expenses	(0.59)
Net decrease in net asset value	(0.94)
Net asset value at end of period	$21.42
Total Return	(4.20)%
Ratios to Average Net Assets (Annualized)
Total expense	11.06%
Net investment loss	(11.00)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. As of March 31, 2013, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the three months ended March 31, 2013, the Sponsor has not sought reimbursement from the Funds for these expenses.

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

For the period April 1, 2013 through May 9, 2013 there was nothing to report.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Investments in securities, at fair value (cost $2,669,358 and $2,679,379 as of March 31, 2013 and December 31, 2012, respectively)	$2,229,099	$2,426,187
Cash and cash equivalents	6,835	6,419
Other assets	2,155	4,989
Total assets	2,238,089	2,437,595

Liabilities

Other liabilities	393	874

Net assets	$2,237,696	$2,436,721

Shares outstanding	50,002	50,002

Net asset value per share	$44.75	$48.73

Market value per share	$44.50	$48.74

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

March 31, 2013

(Unaudited)

	Fair	Percentage of
Description: Assets	Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$549,726	24.57%	13,408
Teucrium Soybean Fund	559,413	25.00	23,656
Teucrium Wheat Fund	557,638	24.92	30,287
Teucrium Sugar Fund	562,322	25.12	34,874
Total exchange-traded funds (cost $2,669,358)	$2,229,099	99.61%

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$6,835	0.31%

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2013	From the commencement of operations (March 28, 2012) through March 31, 2012
Income
Realized and unrealized gain (loss) on trading of securities:
Realized (loss) gain on securities	$(9,045)	$1,720
Net change in unrealized appreciation or depreciation on securities	(187,067)	203,197
Interest income	(2)	1
Total (loss) income	(196,114)	204,918

Expenses
Professional fees	(527)	432
Business permits and licenses fees	56	108
General and administrative expenses	186	108
Custodian fees and expenses	133	81
Distribution and marketing fees	3,016	81
Brokerage commissions	32	-
Other expenses	15	-

Total expenses	2,911	810

Net (loss) income	$(199,025)	$204,108

Net (loss) income per share	$(3.98)	$0.68
Net (loss) income per weighted average share	$(3.98)	$0.68
Weighted average shares outstanding	50,002	300,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

		From the commencement of
	Three months ended	operations (March 28, 2012)
	March 31, 2013	through March 31, 2012
Operations
Net (loss) income	$(199,025)	$204,108

Capital transactions
Issuance of Shares	-	15,000,000
Total capital transactions	-	15,000,000
Net change in net assets	(199,025)	15,204,108

Net assets, beginning of period	2,436,721	100

Net assets, end of period	$2,237,696	$15,204,208
Net asset value per share at beginning of period	$48.73	$50.00

At end of period	$44.75	$50.68

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

		From the commencement of
	Three months ended	operations (March 28, 2012)
	March 31, 2013	through March 31, 2012
Cash flows from operating activities:
Net (loss) income	$(199,025)	$204,108
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on securities	187,067	(203,197)
Changes in operating assets and liabilities:
Purchase of investments in securities, at fair value	10,021	(14,891,933)
Due to broker for securities transactions	-	47,308
Other assets	-	(1)
Payable for investments purchased	2,834	(409)
Other liabilities	(481)	976
Net cash provided by (used in) operating activities	416	(14,843,148)

Cash flows from financing activities:
Proceeds from sale of Shares	-	15,000,000
Net cash provided by financing activities	-	15,000,000

Net change in cash and cash equivalents	416	156,852
Cash and cash equivalents, beginning of period	6,419	100
Cash and cash equivalents, end of period	$6,835	$156,952

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2013 and December 31, 2012.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the three months ended March 31, 2013 and 2012.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares. The Fund currently is at this minimum number of shares outstanding and no redemptions can be made until additional shares are created.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $6,835 and $6,419 in money market funds at March 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Due from/to Broker for Securities Transactions

Due from/to broker for investments in securities are securities transactions pending settlement. For the three months ended March 31, 2013 and for the period from the commencement of operations (March 28, 2012) through December 31, 2012, all of the Fund’s securities transactions for the shares of the Underlying Funds, money balances were transacted with the Bank of New York Mellon and security transactions for the sale and purchase of shares of the Underlying Funds were principally transacted with the Bank of New York Mellon Capital Markets. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

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

Sponsor Fee and Allocation of Expenses

The Fund pays no direct management fees to the Sponsor. The Underlying Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum; these fees are recognized in the statements contained in this Form on 10-Q for each of the Underlying Funds. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. For the three months ended March 31, 2013, this resulted in an approximate $14,600 of the Fund’s expenses being waived. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Amendments of the FASB Accounting Standards Codification and Disclosures about Offsetting Assets and Liabilities in U.S. GAAP and IFRS.” ASU No. 2011-11 clarifies existing requirements for balance sheet offsetting and for disclosures about the offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied retrospectively for all comparative periods presented. For public entities, the amendments are effective for annual reporting periods beginning on or after January 1, 2013. The adoption did not have a significant impact on the financial statement disclosures for the Fund.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

March 31, 2013
				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2013
Exchange-traded funds	$2,229,099	$-	$-	$2,229,099
Cash equivalents	6,835	-	-	6,835
Total	$2,235,934	$-	$-	$2,235,934

December 31, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Exchange-traded funds	$2,426,187	$-	$-	$2,426,187
Cash equivalents	6,419	-	-	6,419
Total	$2,432,606	$-	$-	$2,432,606

Note 4 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2012 and from the commencement of operations (March 28, 2012) through December 31, 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the three months ended March 31, 2013
Net asset value at beginning of period	$48.73
Income from investment operations:
Investment income	-
Net realized and unrealized loss on investment transactions	(3.92)
Total expenses	(0.06)
Net decrease in net asset value	(3.98)
Net asset value at end of period	$44.75
Total Return	(8.17)%
Ratios to Average Net Assets (Annualized)
Total expense	0.50%
Net investment loss	(0.50)%

Per Share Operation Performance for the period from commencement of operations (March 28, 2012) to March 31, 2012
Net asset value at beginning of period	$50.00
Income from investment operations:
Investment income	-
Net realized and unrealized gain on investment transactions	0.68
Total expenses	-
Net increase in net asset value	0.68
Net asset value at end of period	$50.68
Total Return	1.36%
Ratios to Average Net Assets (Annualized)
Total expense	0.50%
Net investment loss	(0.50)%

The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. For the three months ended March 31, 2013, this resulted in an approximate $14,600 of the Fund’s expenses being waived. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

Note 5 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 6 – Subsequent Events

 The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period April 1, 2013 through May 9, 2013 there was nothing to report.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2013, Benchmark Component Futures Contracts weights for each of the Funds:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (421 contracts, settlement date July 12, 2013)	$13,819,325	35%
CBOT Corn Futures (427 contracts, settlement date September 13, 2013)	12,020,050	30
CBOT Corn Futures (525 contracts, settlement date December 13, 2013)	14,135,625	35

Total at March 31, 2013	$39,975,000	100%

NAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX Natural Gas Futures (23 contracts, settlement date September 26, 2013)	$949,440	25%
NYMEX Natural Gas Futures (22 contracts, settlement date October 29, 2013)	923,120	25
NYMEX Natural Gas Futures (22 contracts, settlement date February 26, 2014)	953,700	25
NYMEX Natural Gas Futures (23 contracts, settlement date March 27, 2014)	938,630	25

Total at March 31, 2013	$3,764,890	100%

CRUD Benchmark Component Futures Contracts	Notional Value	Weight (%)
WTI Crude Oil Futures (7 contracts, settlement date May 21, 2013)	$682,430	34%
WTI Crude Oil Futures (6 contracts, settlement date November 20, 2013)	575,340	29
WTI Crude Oil Futures (8 contracts, settlement date November 20, 2014)	732,080	37

Total at March 31, 2013	$1,989,850	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (33 contracts, settlement date July 12, 2013)	$2,286,075	35%
CBOT Soybean Futures (31 contracts, settlement date November 14, 2013)	1,939,825	30
CBOT Soybean Futures (37 contracts, settlement date November 14, 2014)	2,288,450	35

Total at March 31, 2013	$6,514,350	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (42 contracts, settlement date June 28, 2013)	$832,608	35%
ICE Sugar Futures (36 contracts, settlement date September 30, 2013)	731,808	30
ICE Sugar Futures (40 contracts, settlement date February 28, 2014)	853,440	35

Total at March 31, 2013	$2,417,856	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (70 contracts, settlement date July 12, 2013)	$2,418,500	35%
CBOT Wheat Futures (59 contracts, settlement date September 13, 2013)	2,062,788	30
CBOT Wheat Futures (68 contracts, settlement date December 13, 2013)	2,425,050	35

Total at March 31, 2013	$6,906,338	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund	$549,726	25%
Shares of Teucrium Soybean Fund	559,413	25
Shares of Teucrium Wheat Fund	557,638	25
Shares of Teucrium Sugar Fund	562,322	25

Total at March 31, 2013	$2,229,099	100%

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

Performance Summary

This report covers the period from January 1, 2013 to March 31, 2013, for each Fund.

CORN Per Share Operation Performance
Net asset value at beginning of period	$44.34
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.63)
Total expenses	(0.72)
Net decrease in net asset value	(3.34)
Net asset value end of period	$41.00
Total Return	(7.53)%
Ratios to Average Net Assets (Annualized)
Total expense	6.74%
Net investment loss	(6.66)%

NAGS Per Share Operation Performance
Net asset value at beginning of period	$11.56
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	1.08
Total expenses	(0.04)
Net increase in net asset value	1.04
Net asset value at end of period	$12.60
Total Return	9.00%
Ratios to Average Net Assets (Annualized)
Total expense	1.47%
Net investment loss	(1.42)%

CRUD Per Share Operation Performance
Net asset value at beginning of period	$39.87
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	0.87
Total expenses	(0.15)
Net increase in net asset value	0.73
Net asset value at end of period	$40.60
Total Return	1.83%
Ratios to Average Net Assets (Annualized)
Total expense	1.50%
Net investment loss	(1.45)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$24.13
Income from investment operations:
Investment (loss) income	-
Net realized and unrealized loss on commodity futures contracts	(0.17)
Total expenses	(0.31)
Net decrease in net asset value	(0.48)
Net asset value at end of period	$23.65
Total Return	(1.99)%
Ratios to Average Net Assets (Annualized)
Total expense	5.24%
Net investment loss	(5.19)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$17.81
Income (loss) from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(1.63)
Total expenses	(0.06)
Net decrease in net asset value	(1.69)
Net asset value at end of period	$16.12
Total Return	(9.49)%
Ratios to Average Net Assets (Annualized)
Total expense	1.54%
Net investment loss	(1.49)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$21.25
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(2.62)
Total expenses	(0.22)
Net decrease in net asset value	(2.84)
Net asset value at end of period	$18.41
Total Return	(13.36)%
Ratios to Average Net Assets (Annualized)
Total expense	4.41%
Net investment loss	(4.35)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$48.73
Income from investment operations:
Investment income	-
Net realized and unrealized loss on investment transactions	(3.92)
Total expenses	(0.06)
Net decrease in net asset value	(3.98)
Net asset value at end of period	$44.75
Total Return	(8.17)%
Ratios to Average Net Assets (Annualized)
Total expense	0.50%
Net investment loss	(0.50)%

The performance of each Fund for the period January 1, 2013 to March 31, 2013 and the exchange-traded Shares are detailed below in “Results of Operations.”  Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. CORN, NAGS, CRUD, SOYB, WEAT and CANE operated for both the three month periods. TAGS did not commence operations until March 28, 2012.

The Teucrium Corn Fund

For the quarter ended March 31, 2013, CORN had a total loss of $(2,462,883) compared to a total loss of $(3,568,540) for the quarter ended March 31, 2012. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses. Although the NAV of the Fund increased from $39.17 on March 31, 2012 to $41.00 on March 31, 2013, there was a decrease in the NAV in the first quarter of 2013 from $44.34 on December 31, 2012. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

This change in the NAV has been driven principally by updates to the USDA’s outlook for corn prices, supply and demand. A summary of the USDA’s most recent monthly report, which was released on April 10, 2013, is presented in the Market Outlook section of this filing.

For the quarter ended March 31, 2013, CORN had total expenses of $673,927 compared to $887,559 for the quarter ended March 31, 2012. This decrease of $213,632 for the quarter period was driven primarily by decreases in the management fee and accruals for professional fees and for marketing and distribution expenses related to the ongoing operations of the Fund, including expenses for regulatory compliance, marketing efforts including conferences and media, and trading operations. The Sponsor has reduced the overall costs for operating the Funds over the twelve-month period. The approximately $71,000 decrease in the management fee was a result of lower average assets under management in the 2013 period than in 2012. The increase in business permits and license fees resulted principally from a timing difference in accruals for fees to the New York Stock Exchange. The increase in brokerage commissions in the current period reflects the Sponsor’s most current estimate, taking into account contract rolls. The total expense ratio for the three-month period ended March 31, 2013 was 6.74% while it was 5.21% for the period ended March 31, 2012. This higher expense ratio was driven by a reduction in average net assets, offset partially by a reduction in total expenses. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

Shares outstanding decreased by approximately 42% period over period from 1,675,004 on March 31, 2012 to 975,004 on March 31, 2013. This reduction was due primarily to macro market trends which saw a shift, in general, from commodities to other investment classes, and a concern about the possibility of continued global economic growth, particularly in developing nations, which could sustain demand for agricultural commodities at current prices.

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

The Teucrium Natural Gas Fund

For the quarter ended March 31, 2013, NAGS had a total income of $382,298 compared to a total loss of $(371,475) for the quarter ended March 31, 2012. The change in total income was driven by a change in the value of the underlying commodity contracts. The NAV of the Fund increased from $11.02 on March 31, 2012 to $12.60 on March 31, 2013, and from $11.56 on December 31, 2012. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

In general, the price of Natural Gas Futures had been generally falling since early 2011, reaching a multi-year low before stabilizing in the spring of 2012. The recent prolonged cooler weather and the renewed emphasis on alternative sources for electrical generation and other energy uses have contributed to this stabilization in price.

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. Total expenses for the quarter ended March 31, 2013 were $14,930, representing an expense ratio of 1.47%. Total expenses for the same quarter in 2012 were $5,796 with an expense ratio of 1.57%. Of the total expenses in the quarter ending March 31, 2013, $10,182 was attributable to payment of the management fee to the Sponsor. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. There was no management fee recorded in the comparable quarter of 2012. The Sponsor paid approximately $19,000 of expenses in the quarter ending March 31, 2013 that normally would have been borne by the Fund. Other than waiving the management fee in the first quarter of 2012, an action which reduced expenses by approximately $3,800, the Sponsor did not waive the payment of any other expenses. The increase in total expenses from 2013 to 2012 was the result of higher assets under management. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

Shares outstanding increased by 100% from 150,004 at March 31, 2012 to 300,004 on March 31, 2013.

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

The Teucrium WTI Crude Oil Fund

For the quarter ended March 31, 2013, CRUD had a total income of $43,554 compared to a total income of $230,785 for the quarter ended March 31, 2012. The change in total income was driven by a change in the value of the underlying commodity contracts. The NAV of the Fund decreased from $46.43 on March 31, 2012 to $40.60 on March 31, 2013, but has increased from $39.87 on December 31, 2012. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

In general, the price of WTI Crude Oil has fallen relative to prices in early 2012 in response to the renewed fears regarding the prospects for global economic growth, although the price of futures in the first quarter of 2013 was slightly higher than those toward the end of 2012.

Effective August 1, 2012 the Sponsor reduced the daily expense accruals for the Fund from $252 per day to $50 per day. Effective January 1, 2013, the Sponsor initiated daily expense accruals, excluding the management fee, equal to .5% of total net assets for the Fund on an annual basis. Total expenses for the quarter ended March 31, 2013 were $7,427, representing an expense ratio of 1.50%. Total expenses for the same quarter in 2012 were $69,103 with an expense ratio of 7.02%. In the quarter ending March 31, 2013, there were no expenses attributable to payment of the management fee to the Sponsor. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets, but can be waived at the election of the Sponsor. For 2013, this resulted in an approximate $5,000 reduction in expense recorded by the Fund. In the comparable quarter of 2012, there was $9,862 recorded in management fees paid to the Sponsor. In addition, the Sponsor paid approximately $17,000 of other expenses in the quarter ending March 31, 2013 that normally would have been borne by the Fund. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initialed a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

Shares outstanding decreased by approximately 33% period over period from 75,002 on March 31, 2012 to 50,002 on March 31, 2013.

The risks and hazards that are inherent in oil production may cause the price of crude oil to fluctuate widely. Price movements for crude oil are influenced by, among other things, many operating risks. Such operating risks include, but are not limited to, risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, natural gas leaks, ruptures and discharges of toxic gases. Crude oil operations are also subject to various U.S. federal, state and local regulations that materially affect operations. Global political risks, including geopolitical conflicts and war, and global economic forecasts could cause the price of WTI light sweet crude oil to fluctuate greatly. Such factors will impact the performance of the Fund and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors.

The Teucrium Soybean Fund

For the quarter ended March 31, 2013, SOYB had a total loss of $(76,603) compared to a total income of $338,213 for the quarter ended March 31, 2012. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized losses in the current quarter which were partially offset by unrealized gains. The NAV of the Fund decreased from $24.06 on March 31, 2012 to $23.65 on March 31, 2013, and from $24.13 on December 31, 2012. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

This change in the NAV has been driven principally by updates to the USDA’s outlook for soybean prices, supply and demand. A summary of the USDA’s most recent monthly report, which was released on April 10, 2013, is presented in the Market Outlook section of this filing.

For the quarter ended March 31, 2013, SOYB had total expenses of $92,123 compared to $63,355 for the quarter ended March 31, 2012. This increase of approximately $29,000 for the quarter period was driven primarily by increases in the management fee and accruals for professional fees and for marketing and distribution expenses related to the ongoing operations of the Fund, including expenses for regulatory compliance, marketing efforts including conferences and media, and trading operations. Although the Sponsor has reduced the overall costs for operating the Funds over the twelve-month period, the allocation of expenses to the Fund has increased as the relative size of the Fund’s assets has grown. The approximately $11,000 increase in the management fee was a result of higher average assets under management in the 2013 period than in 2012. The decrease in custodian fees and expenses is a result of changes to contracts with service providers. The increase in brokerage commissions in the current period reflects the Sponsor’s most current estimate, taking into account contract rolls. The total expense ratio for the three-month period ended March 31, 2013 was 5.24% while it was 10.51% for the period ended March 31, 2012. This lower expense ratio was driven by an increase in average net assets, offset partially by an increase in total expenses. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

Shares outstanding increased by approximately 10% period over period from 250,004 on March 31, 2012 to 275,004 on March 31, 2013. This increase was due primarily to the continued historically low stocks of soybeans, tempered by macro market trends which saw a shift, in general, from commodities to other investment classes, and a concern about the possibility of continued global economic growth, particularly in developing nations, which could sustain demand for agricultural commodities at current prices.

The seasonality patterns for soybean futures prices are impacted by a variety of factors. These include, but are not limited to, the harvest in the fall, the planting conditions in the spring, and the weather throughout the critical germination and growing periods. Prices for soybean futures are affected by the availability and demand for substitute agricultural commodities, including corn and wheat. The price of soybean futures contracts is also influenced by global economic conditions, including the demand for exports to other countries. Such factors will impact the performance of the Fund and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors.

The Teucrium Sugar Fund

For the quarter ended March 31, 2013, CANE had a total loss of $(208,642) compared to a total income of $144,420 for the quarter ended March 31, 2012. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses in the current quarter. The NAV of the Fund decreased from $23.77 on March 31, 2012 to $16.12 on March 31, 2013, and from $17.81 on December 31, 2012. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

This change in the NAV has been driven principally by estimates for an increase in the Brazilian sugar cane crop for the current year. Brazil continues to be the largest producer of sugar cane. Estimates indicate that this year’s Brazilian harvest could be between 8-10% larger than last year’s.

Effective January 1, 2013, the Sponsor has reduced the expense accruals for the Fund to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. The specific changes to the daily expense accruals, excluding any accruals for the management fee, from December 31, 2012 levels to January 1, 2013 levels for the Fund was from $100 per day reduced to .5% on an annual basis. For the quarter ended March 31, 2013, CANE had total expenses of $8,729 and an expense ratio of 1.54% compared to $63,644 and an expense ratio of 10.29% for the quarter ended March 31, 2012. The Fund recorded no management fees for the quarter ending March 31, 2013 compared to $6,209 for the quarter ended March 31, 2012. This election by the Sponsor resulted in an approximate $5,700 reduction in expenses to the Fund. In addition, the Sponsor paid approximately $18,400 in other expenses that normally would have been borne by the Fund. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initialed a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

Shares outstanding decreased by approximately 25% period over period from 200,004 on March 31, 2012 to 150,004 on March 31, 2013.

The Teucrium Wheat Fund

For the quarter ended March 31, 2013, WEAT had a total loss of $(823,742) compared to a total loss of $(3,557) for the quarter ended March 31, 2012. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses in the current quarter. The NAV of the Fund decreased from $21.42 on March 31, 2012 to $18.41 on March 31, 2013, and from $21.25 on December 31, 2012. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

This change in the NAV has been driven principally by updates to the USDA’s outlook for wheat prices, supply and demand. A summary of the USDA’s most recent monthly report, which was released on April 10, 2013, is presented in the Market Outlook section of this filing.

For the quarter ended March 31, 2013, WEAT had total expenses of $60,289 compared to $63,128 for the quarter ended March 31, 2012. This slight decrease of approximately $3,000 for the quarter period was driven primarily by increases in the management fee and accruals for professional fees and for marketing and distribution expenses related to the ongoing operations of the Fund, including expenses for regulatory compliance, marketing efforts including conferences and media, and trading operations, offset partially by decreases in custodian fees and expenses. Although the Sponsor has reduced the overall costs for operating the Funds over the twelve-month period, the allocation of expenses to the Fund relative to the other Funds of the Trust has generally remained constant. The approximately $8,000 increase in the management fee was a result of higher average assets under management in the 2013 period than in 2012. The decrease in custodian fees and expenses is a result of changes to contracts with service providers. The increase in brokerage commissions in the current period reflects the Sponsor’s most current estimate, taking into account contract rolls. The total expense ratio for the three-month period ended March 31, 2013 was 4.41% while it was 11.06% for the period ended March 31, 2012. This lower expense ratio was driven by an increase in average net assets, offset partially by an increase in total expenses. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management.

Shares outstanding increased by approximately 36% period over period from 275,004 on March 31, 2012 to 375,004 on March 31, 2013. This increase was due primarily to the continued historically low stocks of wheat, tempered by macro market trends which saw a shift, in general, from commodities to other investment classes, and a concern about the possibility of continued global economic growth, particularly in developing nations, which could sustain demand for agricultural commodities at current prices.

The seasonality patterns for wheat futures prices are impacted by a variety of factors. These include, but are not limited to, the harvest in the fall, the planting conditions in the spring, and the weather throughout the critical germination and growing periods. Prices for wheat futures are affected by the availability and demand for substitute agricultural commodities, including corn and soybeans. The price of wheat futures contracts is also influenced by global economic conditions, including the demand for exports to other countries. Such factors will impact the performance of the Fund and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors.

The Teucrium Agricultural Fund

TAGS commenced operations on March 28, 2012 and operated for only a minimal number of days in the first quarter of that year. Therefore, comparisons of income and expenses between 2013 and 2012 are not presented below as they would not be meaningful.

For the quarter ended March 31, 2013, TAGS had a total loss of $(196,114). The unrealized loss on securities of $(187,067) was driven by a change in the value of the underlying commodity contracts and the NAVs of the Underlying Funds. The NAV of the Fund decreased from $50.68 on March 31, 2012 to $44.75 on March 31, 2013, and from $48.73 on December 31, 2012. Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

This change in the NAVs of the Underlying Funds has been driven principally by updates to the USDA’s outlook for corn, soybean and wheat prices, supply and demand. In addition, the price of sugar future contracts also fell in the first quarter of 2013 as a result of the anticipated increase in the Brazilian sugar cane harvest. Summaries of the USDA’s most recent monthly report for corn, soybeans and wheat, which was released on April 10, 2013, are presented in the Market Outlook section of this filing.

Total expenses for the quarter ended March 31, 2013 were $2,911. The Fund does not pay a management fee to the Sponsor. In the current quarter, the Sponsor paid approximately $14,600 of expenses that normally would have been borne by the Fund. Other than the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management. The Sponsor can elect to adjust the daily expense accruals at its discretion.

Shares outstanding decreased from 300,002 on March 31, 2012 to 50,002 on March 31, 2013.

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

The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On April 10, 2013, the USDA released its monthly World Agricultural and Supply and Demand Estimates for the Crop Year 2012-13. The USDA estimated that the yield per acre for U.S. production would be 123.4 bushels per acre with 97.2 million acres planted and 87.4 million acres harvested. The total domestic supply of corn is estimated to be 10,337 million bushels with total usage, including exports, forecast at 11,137 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory will be 757 million bushels, down significantly from the 1,128 million bushels for the 2010-11 Crop Year and from the 989 million bushels estimated for the 2011-2012 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 24.8 days for 2012-13, down significantly from the 28.8 days estimated for 2011-2012.

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

The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On April 10, 2013, the USDA released its monthly World Agricultural and Supply and Demand Estimates for the Crop Year 2012-13. The USDA estimated that the yield per acre for U.S. production would be 39.6 bushels per acre with 77.2 million acres planted and 76.1 million acres harvested. The yield per acre in the January 11 report is a reduction from the 41.9 bushels per acre estimated for the 2011-12 Crop Year; the reduction was due to the drought conditions in the principal soybean growing areas of the US. The total domestic supply of soybeans is estimated to be 3,204 million bushels with total usage, including exports, forecast at 3,080 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 125 million bushels, down significantly from the 215 million bushels for the 2010-11 Crop Year, and from the 169 million bushels estimated for the 2011-2012 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 14.8 days for 2012-13, down from the 19.6 days estimated for 2011-2012.

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

The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On April 10, 2013, the USDA released its monthly World Agricultural and Supply and Demand Estimates for the Crop Year 2012-13. The USDA estimated that the yield per acre for U.S. production would be 46.3 bushels per acre with 55.7 million acres planted and 49.0 million acres harvested.  The total domestic supply of wheat is estimated to be 3,142 million bushels with total usage, including exports, forecast at 2,411 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 731 million bushels, down significantly from the 862 million bushels for the 2010-11 Crop Year, and from the 743 million bushels estimated for the 2011-2012 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 110.7 days for 2012-13, down from the 121.6 days in 2011-2012.

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

In determining the value of the Futures Contracts for each Fund, the Administrator uses the closing price on the exchange on which the commodity is traded. The Administrator determines the value of all other investments for each Fund as of the earlier of the close of the New York Stock Exchange or 4:00 p.m., New York time, in accordance with the current Services Agreement between the Administrator and the Trust.

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

  The Sponsor has determined that the valuation of Commodity Interests that are not traded on a U.S. or internationally recognized futures exchange (such as swaps and other over-the-counter contracts) involves a critical accounting policy.  The values which are used by the Funds for futures contracts will be provided by the commodity broker who will use market prices when available, while over-the-counter contracts will be valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date.  Values will be determined on a daily basis.

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
150

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

Credit Risk

When any of the Funds enters into Commodity Interests, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the Futures Contracts traded on the CBOT, the NYMEX, and the ICE and for Cleared Swaps is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange-traded futures contracts, the counterparty to an over-the-counter Corn Interest contract is generally a single bank or other financial institution. As a result, there is greater counterparty credit risk in over-the-counter transactions. There can be no assurance that any counterparty, clearing house, or their financial backers will satisfy their obligations to the Fund.

The Sponsor attempts to manage the credit risk of each Fund by following certain trading limitations and policies. In particular, each Fund intends to post margin and collateral and/or hold liquid assets that will be equal to approximately the face amount of the Interests it holds. The Sponsor has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with parties it deems creditworthy and/or requiring the posting of collateral by such parties for the benefit of each Fund to limit its credit exposure.

Any commodity broker for and of the Funds, when acting as the FCM in accepting orders to purchase or sell futures contracts on United States exchanges, will be required by CFTC regulations to separately account for and treat as belonging to the Fund all of the Fund’s assets that relate to domestic futures contract trading. These commodity brokers are not allowed to commingle the assets of that Fund with the commodity broker’s other assets, although commodity brokers are allowed to commingle the assets of multiple customers in a bulk segregated account. In addition, the CFTC requires commodity brokers to hold in a secure account the assets of each Fund related to foreign futures contract trading.

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs for FCMs. The proposed rules are intended to afford greater assurances to market participants that: customer segregated funds and secured amounts are protected; customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business; FCMs are monitoring and managing risks in a robust manner; the capital and liquidity of FCMs are strengthened to safeguard their continued operations; and the auditing and examination programs of the CFTC and the SROs are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd~~-~~ Frank Act”)~~,~~ which was enacted in response to the economic crisis of 2008 and 2009, significantly alters the regulatory regime to which the securities and commodities markets are subject. In particular, the Dodd-Frank Act alters the regulation of commodity interests. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including energy-based, metal and agricultural commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that are currently entered into in the over-the-counter market. On November 28, 2012 the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered derivatives clearing organizations (DCOs). This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective February 11, 2013. On March 11, 2013, “swap dealers,” “major swap participants,” and certain active funds will be required to clear certain credit default swaps and interest rate swaps. Determinations on other types of swaps are expected in the future and, when finalized, could require the Fund to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis.

In late 2011, the CFTC adopted rules that impose new position limits on Reference Contracts involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (“CEA”) (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28th decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect the Fund, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and gas). As a result, the Fund may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Reference Contracts held by a single entity and its affiliates, regardless of whether such positions existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect the Fund, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of the Fund to meet its investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Fund.

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

The CFTC published final rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and "major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the Commodity Exchange Act and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties, such as the Funds, in the form of higher fees and expenses that relate to trading swaps.

On December 18, 2012, the CFTC deferred the compliance date for many of the Dodd-Frank's external business conduct standards from December 31, 2012 to May 1, 2013, and for some requirements to July 1, 2013, providing swap dealers an additional 4 to 6 months from the original compliance date.

On December 5, 2012, the CFTC's Division of Market Oversight issued a letter providing swap dealers with time-limited no-action relief from swap data reporting obligations with respect to equity swaps, foreign exchange swaps and other commodity swaps. For these asset classes, the letter provides swap dealers with reporting relief (i) with respect to real-time price reporting and regular swap reporting (under Part 43 and Part 45 of the CFTC's regulations, respectively), until February 28, 2013, and (ii) historical swap reporting requirements (under Part 46 of the CFTC's regulations) until March 30, 2013.

On December 21, 2012 the CFTC's Division of Market Oversight issued two letters providing certain swap dealers with time-limited no-action relief from some swap data reporting obligations. One letter provides relief from reporting requirements for branches of swap dealers located in emerging markets who encounter technical difficulties in complying with the reporting rules. The letter also provides that swap dealers may delay reporting compliance for certain complex and exotic swaps until April 30, 2013.

Under a second letter, all swap dealers have until May 29, 2013 to report certain information about their counterparties, including: status as a major swap participant, a financial entity, a U.S. Person or a commercial end-user.

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

Off Balance Sheet Financing

As of March 31, 2013, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2013 through March 31, 2013 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca

CORN

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor's Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted. The NAV reflected on this graph have been adjusted for March 31, 2013, when Corn Futures Contracts traded on the CBOT which will settle on July 12, 2013 (the “JUL13 Corn Contracts”) were in a “limit down” condition, and, in the opinion of the Trust and the Fund, the reported value at the close of market on that day did not fairly value the JUL13 Corn Contracts held by CORN. Therefore, the Trust and the Fund have used alternative verifiable sources to value the JUL13 Corn Contracts on March 31, 2013 and the NAV of the Fund for that date.

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

TAGS

The performance data above for the Teucrium Agricultural Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor's Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted. The NAV reflected on this graph have been adjusted for March 31, 2013, when Corn Futures Contracts traded on the CBOT which will settle on July 12, 2013 (the “JUL13 Corn Contracts”) were in a “limit down” condition, and, in the opinion of the Trust and the Fund, the reported value at the close of market on that day did not fairly value the JUL13 Corn Contracts held by CORN, one of the Underlying Funds held by TAGS. Therefore, the Trust and the Fund have used alternative verifiable sources to value the JUL13 Corn Contracts on March 31, 2013 and the NAV of the Fund for that date.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of March 31, 2013. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	March 31, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures July13	421	$6.5650	$13,819,325	$12,437,393	$11,746,426	$11,055,460	$15,201,258	$15,892,224	$16,583,190
CBOT Corn Futures Sept13	427	$5.6300	$12,020,050	$10,818,045	$10,217,043	$ 9,616,040	$13,222,055	$13,823,058	$14,424,060
CBOT Corn Futures Dec13	525	$5.3850	$14,135,625	$12,722,063	$12,015,281	$11,308,500	$15,549,188	$16,255,969	$16,962,750
Total CBOT Corn Futures			$39,975,001	$35,977,500	$33,978,750	$31,980,000	$43,972,500	$45,971,250	$47,970,000

Shares outstanding			975,004	975,004	975,004	975,004	975,004	975,004	975,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$41.00	$36.90	$34.85	$32.80	$45.10	$47.15	$49.20
Total Net Asset Value per Share as reported			$41.00
Change in the Net Asset Value per Share				$(4.10)	$(6.15)	$ (8.20)	$4.10	$6.15	$8.20

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

NAGS:

	March 31, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
Henry Hub NYMEX Natural Gas Futures Sept13	23	$4.1280	$949,440	$854,496	$807,024	$759,552	$1,044,384	$1,091,856	$1,139,328
Henry Hub NYMEX Natural Gas Futures Oct13	22	$4.1960	$923,120	$830,808	$784,652	$738,496	$1,015,432	$1,061,588	$1,107,744
Henry Hub NYMEX Natural Gas Futures Feb14	22	$4.3350	$953,700	$858,330	$810,645	$762,960	$1,049,070	$1,096,755	$1,144,440
Henry Hub NYMEX Natural Gas Futures Mar14	23	$4.0810	$938,630	$844,767	$797,836	$750,904	$1,032,493	$1,079,425	$1,126,356
Total Henry Hub NYMEX Natural Gas Futures			$3,764,890	$3,388,401	$3,200,157	$3,011,912	$4,141,379	$4,329,624	$4,517,868

Shares outstanding			300,004	300,004	300,004	300,004	300,004	300,004	300,004

Net Asset Value per Share attributable directly to NYMEX Natural Gas Futures			$12.55	$ 11.29	$10.67	$10.04	$13.80	$ 14.43	$15.06
Total Net Asset Value per Share as reported			$12.60
Change in the Net Asset Value per Share				$(1.25)	$(1.88)	$(2.51)	$1.25	$1.88	$2.51

Percent Change in the Net Asset Value per Share				-9.96%	-14.94%	-19.92%	9.96%	14.94%	19.92%

CRUD:

	March 31, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
WTI Crude Oil Futures May13	7	$97.4900	$682,430	$614,187	$580,066	$545,944	$750,673	$784,795	$818,916
WTI Crude Oil Futures Nov13	6	$95.8900	$575,340	$517,806	$489,039	$460,272	$632,874	$661,641	$690,408
WTI Crude Oil Futures Nov14	8	$91.5100	$732,080	$658,872	$622,268	$585,664	$805,288	$841,892	$878,496
Total WTI Crude Oil Futures			$ 1,989,850	$ 1,790,865	$ 1,691,373	$ 1,591,880	$ 2,188,835	$ 2,288,328	$2,387,820

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to WTI Crude Oil Futures			$39.80	$35.82	$33.83	$ 31.84	$43.77	$45.76	$47.75
Total Net Asset Value per Share as reported			$40.60
Change in the Net Asset Value per Share				$(3.98)	$(5.97)	$(7.96)	$3.98	$5.97	$7.96

Percent Change in the Net Asset Value per Share				-9.80%	-14.70%	-19.60%	9.80%	14.70%	19.60%

SOYB:

	March 31, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures July13	33	$ 13.8550	$2,286,075	$2,057,468	$1,943,164	$1,828,860	$2,514,683	$2,628,986	$2,743,290
CBOT Soybean Futures Nov13	31	$ 12.5150	$1,939,825	$1,745,843	$1,648,851	$1,551,860	$2,133,808	$2,230,799	$2,327,790
CBOT Soybean Futures Nov14	37	$ 12.3700	$2,288,450	$2,059,605	$1,945,183	$1,830,760	$2,517,295	$2,631,718	$2,746,140
Total CBOT Soybean Futures			$6,514,350	$5,862,915	$5,537,198	$5,211,480	$7,165,785	$7,491,503	$7,817,220

Shares outstanding			275,004	275,004	275,004	275,004	275,004	275,004	275,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$23.69	$ 21.32	$ 20.13	$ 18.95	$26.06	$27.24	$28.43
Total Net Asset Value per Share as reported			$23.65
Change in the Net Asset Value per Share				$ (2.37)	$ (3.55)	$ (4.74)	$ 2.37	$ 3.55	$4.74

Percent Change in the Net Asset Value per Share				-10.02%	-15.02%	-20.03%	10.02%	15.02%	20.03%

CANE:

	March 31, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures Jun13	42	$0.1770	$832,608	$749,347	$707,717	$666,086	$915,869	$957,499	$999,130
ICE #11 Sugar Futures Sept13	36	$0.1815	$731,808	$658,627	$622,037	$585,446	$804,989	$841,579	$878,170
ICE #11 Sugar Futures Feb14	40	$0.1905	$853,440	$768,096	$725,424	$682,752	$938,784	$981,456	$1,024,128
Total ICE #11 Sugar Futures			$2,417,856	$2,176,070	$2,055,178	$1,934,285	$2,659,642	$2,780,534	$2,901,427

Shares outstanding			150,004	150,004	150,004	150,004	150,004	150,004	150,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$16.12	$ 14.51	$13.70	$12.89	$17.73	$18.54	$19.34
Total Net Asset Value per Share as reported			$16.12
Change in the Net Asset Value per Share				$(1.61)	$(2.42)	$(3.22)	$1.61	$2.42	$3.22

Percent Change in the Net Asset Value per Share				-10.00%	-14.99%	-19.99%	10.00%	14.99%	19.99%

WEAT:

	March 31, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures July13	70	$6.9100	$2,418,500	$2,176,650	$2,055,725	$1,934,800	$2,660,350	$2,781,275	$2,902,200
CBOT Wheat Futures Sept13	59	$6.9925	$2,062,788	$1,856,509	$1,753,370	$1,650,230	$2,269,067	$2,372,206	$2,475,346
CBOT Wheat Futures Dec13	68	$7.1325	$2,425,050	$2,182,545	$2,061,293	$1,940,040	$2,667,555	$2,788,808	$2,910,060
Total CBOT Wheat Futures			$6,906,338	$6,215,704	$5,870,387	$5,525,070	$7,596,972	$7,942,289	$8,287,606

Shares outstanding			375,004	375,004	375,004	375,004	375,004	375,004	375,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$18.42	$16.58	$15.65	$14.73	$20.26	$21.18	$ 22.10
Total Net Asset Value per Share as reported			$18.41
Change in the Net Asset Value per Share				$(1.84)	$(2.76)	$(3.68)	$1.84	$2.76	$3.68

Percent Change in the Net Asset Value per Share				-10.00%	-15.01%	-20.01%	10.00%	15.01%	20.01%

TAGS:

	March 31, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2013	Number of Contracts Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Wheat Fund	30,287	$18.4118	$557,638	$501,874	$473,992	$446,111	$613,402	$641,284	$669,166
Teucrium Corn Fund	13,408	$40.9998	$549,726	$494,753	$467,267	$439,781	$604,698	$632,185	$659,671
Teucrium Soybean Fund	23,656	$23.6478	$559,413	$503,472	$475,501	$447,530	$615,354	$643,325	$671,296
Teucrium Sugar Fund	34,874	$16.1244	$562,322	$506,090	$477,974	$449,858	$618,555	$646,671	$674,787
Total value of shares of the Underlying Funds			$2,229,099	$2,006,189	$1,894,734	$1,783,279	$2,452,009	$2,563,464	$2,674,919

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$44.58	$40.12	$37.89	$35.66	$49.04	$51.27	$53.50
Total Net Asset Value per Share as reported			$44.75
Change in the Net Asset Value per Share				$(4.46)	$(6.69)	$(8.92)	$4.46	$6.69	$8.92

Percent Change in the Net Asset Value per Share				-9.96%	-14.94%	-19.92%	9.96%	14.94%	19.92%

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

During the three months ended March 31, 2013, neither the Sponsor nor the Trust employed any hedging methods such as those described above as all of its investments were made over an exchange. Therefore, during such period, the Funds were not exposed to counterparty risk.

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

The certifications of the Chief Executive Officer and Chief Financial Officer are applicable to each Fund individually as well as the Trust as a whole.

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

Risks Applicable to all Funds

•	Unlike mutual funds, commodity pools and other investment pools that manage their investments so as to realize income and gains for distribution to their investors, a Fund generally does not distribute dividends to Shareholders. You should not invest in a Fund if you will need cash distributions from the Fund to pay taxes on your share of income and gains of the Fund, if any, or for other purposes.

•	The Sponsor intends to re-invest any income and realized gains of a Fund in additional Commodity Interests, or Shares of the Underlying Funds in the case of TAGS, rather than distributing cash to Shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, a Fund generally will not distribute cash to Shareholders. One should not invest in a Fund if you will need cash distributions from the Fund to pay taxes on your share of income and gains of the Fund, if any, or for any other reason. Although a Fund does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in commodity interests, corn for example, and where investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

•	A Fund must pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Each Fund, excluding TAGS, is also contractually obligated to pay a management fee to the Sponsor. Such fees may be waived by the Sponsor at its discretion. Accordingly, each Fund must realize interest income and/or gains on Commodity Interests sufficient to cover these fees and expenses before it can earn any profit.

•	To the extent that investors use a Fund as a means of investing indirectly in a specific commodity interest, there is the risk that the changes in the price of the Fund’s Shares on the NYSE Arca will not closely track the changes in spot price of that commodity interest. This could happen if the price of Shares traded on the NYSE Arca does not correlate closely with the Fund’s NAV, if the changes in the Fund’s NAV do not correlate closely with changes in the Benchmark, or if the changes in the Benchmark do not correlate closely with changes in the cash or spot price of the specific commodity interest. This is a risk because if these correlations are not sufficiently close, then investors may not be able to use the Fund as a cost-effective way to invest indirectly in the specific commodity interest, or the underlying specific commodity interest in the case of TAGS, or as a hedge against the risk of loss in commodity-related transactions.

•	The Sponsor has limited experience operating commodity pools. The Sponsor currently sponsors seven commodity pools (the “Teucrium Funds”), all of which have commenced operations. Prior to June 9, 2010, the Sponsor had never operated a commodity pool.

•	Each Fund has a limited operating history, so there is limited performance history to serve as a basis for you to evaluate an investment in the Fund.

•	None of the Funds are an investment company subject to the Investment Company Act of 1940. Accordingly, you do not have the protections afforded by that statute, which, for example, requires investment companies to have a board of directors with a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

•	In managing and directing the day-to-day activities and affairs of these Funds, the Sponsor relies almost entirely on a small number of individuals, including Mr. Sal Gilbertie, Mr. Dale Riker, Mr. Steve Kahler and Ms. Barbara Riker. If Mr. Gilbertie, Mr. Riker, Mr. Kahler or Ms. Riker were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Funds. To the extent that the Sponsor establishes additional commodity pools, even greater demands will be placed on these individuals.

•	The Sponsor was formed for the purpose of managing the Trust, including all the Teucrium Funds, and any other series of the Trust that may be formed in the future, and has been provided with capital primarily by its principals and a small number of outside investors. If the Sponsor operates at a loss for an extended period, its capital will be depleted, and it may be unable to obtain additional financing necessary to continue its operations. If the Sponsor were unable to continue to provide services to these Funds, the Funds would be terminated if a replacement sponsor could not be found.

•	The Sponsor has consulted with legal counsel, accountants and other advisers regarding the formation and operation of the Trust and the Funds. No counsel has been appointed to represent you in connection with the offering of Shares. Accordingly, you should consult with your own legal, tax and financial advisers regarding the desirability of an investment in the Shares.

•	The Sponsor’s trading system is quantitative in nature, and it is possible that the Sponsor may make errors. In addition, it is possible that a computer or software program may malfunction and cause an error in computation.

•	Increases in assets under management may affect trading decisions. While all of the Funds’ assets are currently at manageable levels, the Sponsor does not intend to limit the amount of any Fund’s assets. The more assets the Sponsor manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.

•	Under the Trust Agreement, the Trustee and the Sponsor are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or Sponsor, as the case may be. That means the Sponsor may require the assets of a Fund to be sold in order to cover losses or liability suffered by the Sponsor or by the Trustee. Any sale of that kind would reduce the NAV of the Fund and the value of its Shares.

•	The Shares of a Fund are limited liability investments; Shareholders may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement.

•	You cannot be assured that the Sponsor will be willing or able to continue to service each Fund for any length of time. The Sponsor was formed for the purpose of sponsoring the Funds and other commodity pools, and has limited financial resources and no significant source of income apart from its management fees from such commodity pools to support its continued service for each Fund. If the Sponsor discontinues its activities on behalf of a Fund, the Fund may be adversely affected. If the Sponsor’s registrations with the CFTC or memberships in the NFA were revoked or suspended, the Sponsor would no longer be able to provide services to the Funds.

•	A Fund may terminate at any time, regardless of whether the Fund has incurred losses, subject to the terms of the Trust Agreement. For example, the dissolution or resignation of the Sponsor would cause the Trust to terminate unless shareholders holding a majority of the outstanding shares of the Trust elect within 90 days of the event to continue the Trust and appoint a successor Sponsor. In addition, the Sponsor may terminate a Fund if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund. The Fund’s termination would result in the liquidation of its investments and the distribution of its remaining assets to the Shareholders on a pro rata basis in accordance with their Shares, and the Fund could incur losses in liquidating its investments in connection with a termination. Termination could also negatively affect the overall maturity and timing of your investment portfolio.

•	A period of recession for the economy as a whole began in 2008, and the financial markets experienced very difficult conditions and volatility during that period. The conditions in these markets resulted in a decrease in availability of corporate credit and liquidity and led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and contributed to further consolidation within the financial services industry. A continued recession or a slow recovery could adversely affect the financial condition and results of operations of the Funds’ service providers and Authorized Purchasers, which would impact the ability of the Sponsor to achieve the Funds’ investment objectives.

•	Neither the Sponsor nor the Trustee is obligated to, although each may, in its respective discretion, prosecute any action, suit or other proceeding in respect of any Fund property. The Trust Agreement does not confer upon Shareholders the right to prosecute any such action, suit or other proceeding.

•	The arrangements between clearing brokers and counterparties on the one hand and the Funds on the other generally are terminable by the clearing brokers or counterparty upon notice to the Funds. In addition, the agreements between the Funds and their third-party service providers, such as the Distributor and the Custodian, are generally terminable at specified intervals. Upon termination, the Sponsor may be required to renegotiate or make other arrangements for obtaining similar services if the Funds intend to continue to operate. Comparable services from another party may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated arrangements.
172

•	The Sponsor does not employ trading advisors for the Funds; however, it reserves the right to employ them in the future. The only advisor to the Funds is the Sponsor. A lack of independent trading advisors may be disadvantageous to the Funds because they will not receive the benefit of their expertise.

•	The price relationship between the near month Commodity Futures Contract to expire and the Benchmark Component Futures Contracts for each Fund, or the Underlying Funds in the case of TAGS, will vary and may impact both a Fund’s total return over time and the degree to which such total return tracks the total return of the specific commodity price indices. In cases in which the near month contract’s price is lower than later-expiring contracts’ prices (a situation known as “contango” in the futures markets), then absent the impact of the overall movement in the commodity specific prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration which could cause the Benchmark Component Futures Contracts, and therefore the Fund’s total return, to track lower. In cases in which the near month contract’s price is higher than later-expiring contracts’ prices (a situation known as “backwardation” in the futures markets), then absent the impact of the overall movement in commodity specific prices, the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration.

•	Investors, including those who directly participate in the specific commodity market, may choose to use a Fund as a vehicle to hedge against the risk of loss, and there are risks involved in hedging activities. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedger’s opportunity to benefit from a favorable market movement.

•	The structure and operation of the Funds may involve conflicts of interest. For example, a conflict may arise because the Sponsor and its principals and affiliates may trade for themselves. In addition, the Sponsor has sole current authority to manage the investments and operations, and the interests of the Sponsor may conflict with the Shareholders’ best interests.

•	You will have no rights to participate in the management of any of the Funds and will have to rely on the duties and judgment of the Sponsor to manage the Funds.

•	As interests in separate series of a Delaware statutory trust, the Shares do not involve the rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring shareholder oppression and derivative actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors, as the Trust does not have a board of directors, and generally will not receive regular distributions of the net income and capital gains earned by the Fund). The Funds are also not subject to certain investor protection provisions of the Sarbanes Oxley Act of 2002 and the NYSE Arca governance rules (for example, audit committee requirements).

•	Each Fund is a series of a Delaware statutory trust and not itself a legal entity separate from the other Teucrium Funds. The Delaware Statutory Trust Act provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records and are accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred by a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof. Conversely, none of the debts, liabilities, obligations and expenses incurred with respect to any other series thereof is enforceable against the assets of such series. The Sponsor is not aware of any court case that has interpreted this inter-series limitation on liability or provided any guidance as to what is required for compliance. The Sponsor intends to maintain separate and distinct records for each Fund and account for each Fund separately from any other Trust series, but it is possible a court could conclude that the methods used do not satisfy the Delaware Statutory Trust Act, which would potentially expose assets in any Fund to the liabilities of one or more of the Teucrium Funds and/or any other Trust series created in the future.

•	Each Fund seeks to have the changes in its Shares’ NAV in percentage terms track changes in the Benchmark in percentage terms, rather than profit from speculative trading of the specific Commodity Interests, or the commodity interests of the Underlying Funds in the case of TAGS. The Sponsor therefore endeavors to manage each Fund so that the Fund’s assets are, unlike those of many other commodity pools, not leveraged (i.e., so that the aggregate amount of the Fund’s exposure to losses from its investments in specific Commodity Interests at any time will not exceed the value of the Fund’s assets). There is no assurance that the Sponsor will successfully implement this investment strategy. If the Sponsor permits a Fund to become leveraged, you could lose all or substantially all of your investment if the Fund’s trading positions suddenly turns unprofitable. These movements in price may be the result of factors outside of the Sponsor’s control and may not be anticipated by the Sponsor.

•	A Fund may invest in Other Commodity Interests. To the extent that these Other Commodity Interests are contracts individually negotiated between their parties, they may not be as liquid as Commodity Futures Contracts and will expose the Fund to credit risk that its counterparty may not be able to satisfy its obligations to the Fund.

•	The futures markets are subject to comprehensive statutes, regulations and requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits, increased margin requirements, the establishment of daily price limits and the suspension of trading.

•	The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of a Fund to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd~~-~~ Frank Act”)~~,~~ which was enacted in response to the economic crisis of 2008 and 2009, significantly alters the regulatory regime to which the securities and commodities markets are subject. In particular, the Dodd-Frank Act alters the regulation of commodity interests. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including energy-based, metal and agricultural commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that are currently entered into in the over-the-counter market. On November 28, 2012 the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered derivatives clearing organizations (DCOs). This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective February 11, 2013. On March 11, 2013, “swap dealers,” “major swap participants,” and certain active funds will be required to clear certain credit default swaps and interest rate swaps. Determinations on other types of swaps are expected in the future and, when finalized, could require the Fund to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis.

o	In late 2011, the CFTC adopted rules that impose new position limits on Reference Contracts involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (“CEA”) (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28th decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District
174

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

o	The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, but it continues to issue proposed versions of additional rules that it has authority to promulgate. In addition, the CFTC has begun to issue final rules under the Dodd-Frank Act, including rules relating to recordkeeping and reporting of swap transactions, mandatory clearing of certain classes of credit default swaps and interest rate swaps, as well as the definition of key terms such as “swap” and “swap dealer.” Final rules are likely to continue to be adopted throughout 2013.

o	The CFTC published final rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and "major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the Commodity Exchange Act and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties, such as the Funds, in the form of higher fees and expenses that relate to trading swaps.

o	On December 18, 2012, the CFTC deferred the compliance date for many of the Dodd-Frank's external business conduct standards from December 31, 2012 to May 1, 2013, and for some requirements to July 1, 2013, providing swap dealers an additional 4 to 6 months from the original compliance date.

o	On December 5, 2012, the CFTC's Division of Market Oversight issued a letter providing swap dealers with time-limited no-action relief from swap data reporting obligations with respect to equity swaps, foreign exchange swaps and other commodity swaps. For these asset classes, the letter provides swap dealers with reporting relief (i) with respect to real-time price reporting and regular swap reporting (under Part 43 and Part 45 of the CFTC's regulations, respectively), until February 28, 2013, and (ii) historical swap reporting requirements (under Part 46 of the CFTC's regulations) until March 30, 2013.

o	On December 21, 2012 the CFTC's Division of Market Oversight issued two letters providing certain swap dealers with time-limited no-action relief from some swap data reporting obligations. One letter provides relief from reporting requirements for branches of swap dealers located in emerging markets who encounter technical difficulties in complying with the reporting rules. The letter also provides that swap dealers may delay reporting compliance for certain complex and exotic swaps until April 30, 2013.

o	Under a second letter, all swap dealers have until May 29, 2013 to report certain information about their counterparties, including: status as a major swap participant, a financial entity, a U.S. Person or a commercial end-user.

•	If a Fund is required to sell Treasury Securities or cash equivalents at a price lower than the price at which they were acquired, the Fund will experience a loss. This loss may adversely impact the price of the Shares and may decrease the correlation between the price of the Shares, the Benchmark, and the spot price of the specific commodity interest or the commodity interests of the Underlying Funds in the case of TAGS. The value of Treasury Securities and other debt securities generally moves inversely with movements in interest rates. The prices of longer maturity securities are subject to greater market fluctuations as a result of changes in interest rates. While the short-term nature of a Fund’s investments in Treasury Securities and cash equivalents should minimize the interest rate risk to which the Fund is subject, it is possible that the Treasury Securities and cash equivalents held by the Fund will decline in value.

•	If a substantial number of requests for redemption of Redemption Baskets are received by a Fund during a relatively short period of time, the Fund may not be able to satisfy the requests from the Fund’s assets not committed to trading. As a consequence, it could be necessary to liquidate the Fund’s trading positions before the time that its trading strategies would otherwise call for liquidation.

•	A portion of a Fund’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.

o	A Fund may not always be able to liquidate its positions in its investments at the desired price. As to futures contracts, it may be difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. Limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and price fluctuation limits, may contribute to a lack of liquidity with respect to some exchange-traded commodity Interests. In addition, over-the-counter contracts and cleared swaps may be illiquid because they are contracts between two parties and generally may not be transferred by one party to a third party without the counterparty’s consent. Conversely, a counterparty may give its consent, but the Fund still may not be able to transfer an over-the-counter Commodity Interest to a third party due to concerns regarding the counterparty’s credit risk.

o	A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its commodity production or exports, or in another major export, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, no Fund intends at this time to establish a credit facility, which would provide an additional source of liquidity, but instead will rely only on the Treasury Securities, cash and/or cash equivalents that it holds to meet its liquidity needs. The anticipated large value of the positions in a specific Commodity Interest that the Sponsor will acquire or enter into for a Fund increases the risk of illiquidity. Because Commodity Interests may be illiquid, a Fund’s holdings may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

•	The changing nature of the participants in the commodity specific market will influence whether futures prices are above or below the expected future spot price. Producers of the specific commodity will typically seek to hedge against falling commodity prices by selling Commodity Futures Contracts. Therefore, if commodity producers become the predominant hedgers in the futures market, prices of Commodity Futures Contracts will typically be below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the commodity, who purchase Commodity Futures Contracts to hedge against a rise in prices, prices of the Commodity Futures Contracts will likely be higher than expected future spot prices. This can have significant implications for a Fund when it is time to sell a Commodity Futures Contract that is no longer a Benchmark Component Futures Contract and purchase a new Commodity Futures Contract or to sell a Commodity Futures Contract to meet redemption requests.

•	While it is not the current intention of the Funds to take physical delivery of any Commodity under its Commodity Interests, Commodity Futures Contracts are traditionally not cash-settled contracts, and it is possible to take delivery under these and some Other Interests. Storage costs associated with purchasing the specific commodity could result in costs and other liabilities that could impact the value of the Commodity Futures Contracts or certain Other Interests. Storage costs include the time value of money invested in the physical commodity plus the actual costs of storing the commodity less any benefits from ownership that are not obtained by the holder of a futures contract. In general, Commodity Futures Contracts have a one-month delay for contract delivery and the pricing of back month contracts (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for the commodity while a Fund holds the Commodity Interests, the value of the Commodity Interests, and therefore the Fund’s NAV, may change as well.

•	The design of each Fund’s Benchmark is such that the Benchmark Component Futures Contracts change throughout the year, and the Fund’s investments must be rolled periodically to reflect the changing composition of the Benchmark. For example, when the second-to-expire Commodity Futures Contract becomes the first-to-expire contract, such contract will no longer be a Benchmark Component Futures Contract and the Fund’s position in it will no longer be consistent with tracking the Benchmark. In the event of a commodity futures market where near-to-expire contracts trade at a higher price than longer-to-expire contracts, a situation referred to as “backwardation,” then absent the impact of the overall movement in the specific commodity prices of the Fund, the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration. As a result, a Fund may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, using corn as an example, in the event of a corn futures market where near-to-expire contracts trade at a lower price than longer-to-expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. As a result the Fund’s total return may be lower than might otherwise be the case because it would be selling less expensive contracts and buying more expensive ones. The impact of backwardation and contango may lead the total return of a Fund to vary significantly from the total return of other price references, such as the spot price of the specific commodity. In the event of a prolonged period of contango, and absent the impact of rising or falling specific commodity prices, this could have a significant negative impact on a Fund’s NAV and total return.

•	The Sponsor may use spreads and straddles as part of its overall trading strategy to closely follow the Benchmark. There is a risk that a Fund’s NAV may not closely track the change in its Benchmark. Spreads combine simultaneous long and short positions in related futures contracts that differ by commodity, by market or by delivery month (for example, long April, short November). Spreads gain or lose value as a result of relative changes in price between the long and short positions. Spreads often reduce risk to investors because the contracts tend to move up or down together. However, both legs of the spread could move against an investor simultaneously, in which case the spread would lose value. Certain types of spreads may face unlimited risk, e.g., because the price of a futures contract underlying a short position can increase by an unlimited amount and the investor would have to take delivery or offset at that price. A commodity straddle takes both long and short option position in the same commodity in the same market and delivery month simultaneously. The buyer of a straddle profits if either the long or the short leg of the straddle moves further than the combined cost of both options. The seller of the straddle profits if both the long and short positions do not trade beyond a range equal to the combined premium for selling both options. If the Sponsor were to utilize a spread or straddle position and the position performed differently than expected, the results could impact that Fund’s tracking error. This could affect the Fund’s investment objective of having its NAV closely track the Benchmark. Additionally, a loss on the position would negatively impact the Fund’s absolute return.

•	The Sponsor cannot predict to what extent the performance of the commodity interest will or will not correlate to the performance of other broader asset classes such as stocks and bonds. If the performance of a specific Fund were to move more directly with the financial markets, an investment in the Fund may provide you little or no diversification benefits. Thus, in a declining market, the Fund may have no gains to offset your losses from other investments, and you may suffer losses on your investment in the Fund at the same time you may incur losses with respect to other asset classes. Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on commodity and Commodity Interests prices than on traditional securities and broader financial markets. These additional variables may create additional investment risks that subject a Fund’s investments to greater volatility than investments in traditional securities. Lower correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot price of a specific commodity, corn, for example, and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, a Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.
177

•	A Fund’s NAV includes, in part, any unrealized profits or losses on open swap agreements, futures or forward contracts. Under normal circumstances, the NAV reflects the quoted exchange settlement price of open futures contracts on the date when the NAV is being calculated. In instances when the quoted settlement price of a futures contract traded on an exchange may not be reflective of fair value based on market condition, generally due to the operation of daily limits or other rules of the exchange or otherwise, the NAV may not reflect the fair value of open future contracts on such date. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.

•	In the event that one or more Authorized Purchasers that are actively involved in purchasing and selling Shares cease to be so involved, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment. In addition, a decision by a market maker or lead market maker to cease activities for the Fund could adversely affect liquidity, the spread between the bid and ask quotes, and potentially the price of the Shares. The Sponsor can make no guarantees that participation by Authorized Purchasers or market makers will continue.

•	The Trust may, in its discretion, suspend the right to redeem Shares of a Fund or postpone the redemption settlement date: (1) for any period during which an applicable exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of a Fund’s assets is not reasonably practicable; (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders; (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of a Fund on the specific exchange where the Fund is traded and from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of a Fund or its Shareholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder’s redemption proceeds if the NAV of a Fund declines during the period of delay. The Trust Agreement provides that the Sponsor and its designees will not be liable for any loss or damage that may result from any such suspension or postponement.

o	A minimum number of baskets and associated Shares are specified for each Fund in its Form S-1. Once that minimum number of Shares outstanding is reached, there can be no further redemptions until there has been a Creation Basket.

•	Under CFTC regulations, a clearing broker with respect to a Fund’s exchange-traded Commodity Interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as a Fund, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. A Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which Commodity Interests are traded. From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear a Fund’s trades.

•	On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs for Futures Commission Merchants (“FCMs”). The proposed rules are intended to afford greater assurances to market participants that: 1)customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business; 2) FCMs are monitoring and managing risks in a robust manner; 3) the capital and liquidity of the FCMs are strengthened to safeguard their continued operations; and 4) the auditing and examination programs of the CFTC and the self-regulatory organizations (“SROs”) are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

•	For all Teucrium Funds except for TAGS, the vast majority of each Fund’s assets are held in short-term Treasury Securities, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of a Fund’s assets held by the Custodian, which, at any given time, would likely comprise a substantial portion of a Fund’s total assets. For TAGS, the vast majority of the Fund’s assets are held in Shares of the Underlying Funds. The failure or insolvency of the Custodian could impact the ability to access in a timely manner TAGS’ assets held by the Custodian.

•	Third parties may assert that the Sponsor has infringed or otherwise violated their intellectual property rights. Third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the Sponsor and claim that the Sponsor has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the Sponsor may have to litigate in the future to determine the validity and scope of other parties’ proprietary rights, or defend itself against claims that it has infringed or otherwise violated other parties’ rights. Any litigation of this type, even if the Sponsor is successful and regardless of the merits, may result in significant costs, may divert resources from the Fund, or may require the Sponsor to change its proprietary software and other technology or enter into royalty or licensing agreements. The Sponsor has a patent pending on certain business methods and procedures used with respect to the Funds. The Sponsor utilizes certain proprietary software. Any unauthorized use of such proprietary software, business methods and/or procedures could adversely affect the competitive advantage of the Sponsor or the Funds and/or cause the Sponsor to take legal action to protect its rights.

•	The Sponsor’s trading strategy is quantitative in nature, and it is possible that the Sponsor will make errors in its implementation. The execution of the quantitative strategy is subject to human error, such as incorrect inputs into the Sponsor’s computer systems and incorrect information provided to the Funds’ clearing brokers. In addition, it is possible that a computer or software program may malfunction and cause an error in computation. Any failure, inaccuracy or delay in executing the Funds’ transactions could affect its ability to achieve its investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

•	The Funds’ trading activities depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that the Sponsor uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to the Sponsor’s and Funds’ reputations, increased operational expenses and diversion of technical resources.

•	The development of complex computer and communications systems and new technologies may render the existing computer and communications systems supporting the Funds’ trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers. As a result, if these third parties upgrade their systems, the Sponsor will need to make corresponding upgrades to continue effectively its trading activities. The Funds’ future success may depend on the Funds’ ability to respond to changing technologies on a timely and cost-effective basis.

•	The Funds depend on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that the Sponsor uses to conduct trading activities. Failure or inadequate performance of any of these systems could adversely affect the Sponsor’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on commodity interest transactions. This could have a material adverse effect on revenues and materially reduce the Funds’ available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for the Sponsor to conduct trading activities so that each Fund will closely track its Benchmark. Unavailability of records from brokerage firms may make it difficult or impossible for the Sponsor to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for the Sponsor to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

•	The operations of the Funds, the exchanges, brokers and counterparties with which the Funds do business, and the markets in which the Funds do business could be severely disrupted in the event of a major terrorist attack, natural disaster, or the outbreak, continuation or expansion of war or other hostilities. Global terrorist attacks, anti-terrorism initiatives and political unrest continue to fuel this concern.

•	Trading in Shares of a Fund may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. A Fund will be terminated if its Shares are delisted.

•	Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. This feature permits commodity pools to “leverage” their assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate notional amount in excess of the commodity pool’s assets. While this leverage can increase a pool’s profits, relatively small adverse movements in the price of a pool’s commodity interests can cause significant losses to the pool. While the Sponsor does not intend to leverage the Funds’ assets, it is not prohibited from doing so under the Trust Agreement. If the Sponsor were to cause or permit a Fund to become leveraged, you could lose all or substantially all of your investment if the Fund’s trading positions suddenly turns unprofitable.

•	A portion of the Fund’s assets may be used to trade over-the-counter Commodity Interests, such as forward contracts or swaps. Currently, over-the-counter contracts are typically traded on a principal-to-principal non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC, although this is an area of pending, substantial regulatory change. The markets for over-the-counter contracts will continue to rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. To date, the forward markets have been largely unregulated, forward contracts have been executed bi-laterally and, in general historically, forward contracts have not been cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other FX derivatives, such as FX options, certain currency swaps, and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the lack of regulation in these markets could expose the Fund in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. While increased regulation of over-the-counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd-Frank Act, there is no guarantee that such increased regulation will be effective to reduce these risks.
180

•	Each Fund faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Fund, in which case the Fund could suffer significant losses on these contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. During any such period, the Fund may have difficulty in determining the value of its contracts with the counterparty, which in turn could result in the overstatement or understatement of the Fund’s NAV. The Fund may eventually obtain only limited recovery or no recovery in such circumstances.

•	Over-the-counter contracts may have terms that make them less marketable than Futures Contracts or cleared swaps. Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and diminish the ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations. In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

•	A significant portion of the Commodity Futures Contracts entered into by the Fund are traded on United States exchanges, including the CBOT, the NYMEX and the ICE. However, a portion of the Funds’ trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Neither the CFTC, the NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as the Funds, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, the Funds have less legal and regulatory protection than they do when they trade domestically. In some of these non-U.S. markets, the performance on a futures contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes the Funds to credit risk. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

•	The price of any non-U.S. Commodity Interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to a Fund even if the contract is profitable. The Funds invest primarily in Commodity Interests that are traded or sold in the United States. However, a portion of the trades for a Fund may take place in markets and on exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. In some of these non-U.S. markets, the performance on a contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes a Fund to credit risk. Trading in non-U.S. markets also leaves a Fund susceptible to fluctuations in the value of the local currency against the U.S. dollar.

•	Some non-U.S. exchanges also may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, a Fund may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which the Sponsor bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

•	Cash or property will be distributed at the sole discretion of the Sponsor, and the Sponsor currently does not intend to make cash or other distributions with respect to Shares. You will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on your allocable share of a Fund’s taxable income, without regard to whether you receives distributions or the amount of any distributions. Therefore, the tax liability resulting from your ownership of Shares may exceed the amount of cash or value of property (if any) distributed.

•	Due to the application of the assumptions and conventions applied by a Fund in making allocations for U.S. federal income tax purposes and other factors, your allocable share of the Fund’s income, gain, deduction or loss may be different than your economic profit or loss from your Shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in your being taxed on amounts in excess of your economic income.

•	The Funds are treated as partnerships for United States federal income tax purposes. The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to publicly traded partnerships such as the Funds are in many respects uncertain. The Funds apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects Shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service (the “IRS”) will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects you. If this occurs, you may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

•	The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, the Funds will be treated as partnerships that are not taxable as corporations for U.S. federal income tax purposes, provided that (i) at least 90 percent of each Fund’s annual gross income consists of “qualifying income” as defined in the Code, (ii) the Funds are organized and operated in accordance with its governing agreements and applicable law, and (iii) the Funds do not elect to be taxed as corporations for federal income tax purposes. Although the Sponsor anticipates that the Funds have satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to its classification as partnerships not taxable as corporations for federal income tax purposes. If the IRS were to successfully assert that the Funds are taxable as corporations for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to Shareholders, each Fund would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any distributions would be taxable to Shareholders as dividend income. Taxation of the Funds as corporations could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of your Shares.

Risks Specific to the Teucrium Corn Fund

•	Investors may choose to use the Fund as a means of investing indirectly in corn, and there are risks involved in such investments. The risks and hazards that are inherent in corn production may cause the price of corn to fluctuate widely. Price movements for corn are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the corn harvest cycle, and various economic and monetary events. Corn production is also subject to U.S. federal, state and local regulations that materially affect operations.

•	The price movements for corn are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the corn market because it invests in Corn Interests. The risks and hazards that are inherent in the corn market may cause the price of corn to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of corn, then the price of its Shares will fluctuate accordingly.

•	The price and availability of corn is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease and infestation (including, but not limited to, Leaf Blight, Ear Rot and Root Rot); transportation difficulties; various planting, growing, or harvesting problems; and severe weather conditions (particularly during the spring planting season and the fall harvest) such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for corn in the United States to produce ethanol has also been a significant factor affecting the price of corn. In turn, demand for ethanol has tended to increase when the price of gasoline has increased, and has been significantly affected by United States governmental policies designed to encourage the production of ethanol. Recent changes in government policy have the potential to reduce the demand for ethanol over the next several years. Additionally, demand for corn is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. Finally, because corn is often used as an ingredient in livestock feed, demand for corn is subject to risks associated with the outbreak of livestock disease.

•	Corn production is subject to United States federal, state, and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, corn production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing, and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. corn producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

•	Seasonal fluctuations in the price of corn may cause risk to an investor because of the possibility that Share prices will be depressed because of the corn harvest cycle. In the United States, the corn market is normally at its weakest point, and corn prices are lowest, shortly before and during the harvest (between September and November), due to the high supply of corn in the market. Conversely, corn prices are generally highest during the winter and spring (between December and May), when farmer-owned corn has largely been sold and used. Seasonal corn market peaks generally occur around February or March. These normal market conditions are, however, often influenced by weather patterns, and domestic and global economic conditions, among others factors, and any specific year may not necessarily follow the traditional seasonal fluctuations described above. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Corn Futures Contracts expiring in the fall.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against corn-related losses or as a way to indirectly invest in corn.

o	The CFTC and U.S. designated contract markets such as the CBOT may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in Corn Futures Contracts are 600 spot month contracts, 33,000 contracts expiring in any other single month, and 33,000 total for all months. Cleared Corn Swaps are subject to position limits that are substantially identical to, but measured separately from, the limits on Corn Futures Contracts. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

o	In addition to position limits, the exchanges set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

o	For example, the CBOT imposes a $2,000 per contract price fluctuation limit for Corn Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If two or more Corn Futures Contract months within the first five listed non-spot contracts close at the limit, the daily price limit increases to $3,000 per contract for the next business day.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against corn-related losses or as a way to indirectly invest in corn.

o	The Fund does not intend to limit the size of the offering and will attempt to expose substantially all of its proceeds to the corn market utilizing Corn Interests. If the Fund encounters position limits, accountability levels, or price fluctuation limits for Corn Futures Contracts and/or Cleared Corn Swaps on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Corn Interests and/or Corn Futures Contracts listed on foreign exchanges. However, the Corn Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Corn Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against corn-related losses or as a way to indirectly invest in corn.

Risks Specific to the Teucrium Natural Gas Fund

•	Investors may choose to use the Fund as a means of investing indirectly in natural gas, and there are risks involved in such investments. The risks and hazards that are inherent in natural gas production may cause the price of natural gas to fluctuate widely. The exploration for, and production of, natural gas is an uncertain process with many risks. The cost of drilling, completing and operating wells for natural gas is often uncertain, and a number of factors can delay or prevent drilling operations or production. These include, but are not limited to: unexpected drilling conditions; pressure or irregularities in formations; equipment failures or repairs; fires or other accidents; adverse weather conditions; pipeline ruptures or spills; shortages or delays in the availability of drilling rigs and the delivery of equipment; and environmental hazards. Environmental hazards include natural gas leaks, ruptures and discharges of toxic gases. Natural gas operations are also subject to various U.S. federal, state and local regulations that materially affect operations. Natural gas production is also mostly concentrated to North America in that transporting natural gas is primarily limited to pipelines, although under limited circumstances, natural gas may be liquefied and shipped to or from North America.

•	The Fund is subject to the risks and hazards of the natural gas market because it invests in Natural Gas Interests. The risks and hazards that are inherent in the natural gas market may cause the price of natural gas to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of natural gas, then the price of its Shares will fluctuate accordingly.

•	The exploration for, and production of, natural gas is an uncertain process with many risks. The costs of drilling, completing and operating wells for natural gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including but not limited to:

o	Unexpected drilling conditions;

o	Pressure or irregularities in formations;

o	Equipment failures or repairs;

o	Fires or other accidents;

o	Pipeline ruptures or spills;

o	Shortages or delays in the availability of drilling rigs and the delivery of equipment;

o	Adverse weather conditions;

o	Political conflicts;

o	Compliance with government regulations; and

o	Environmental hazards, including natural gas leaks, ruptures and discharges of toxic gases.

•	Natural gas production is subject to U.S. federal, state, and local policies and regulations that materially affect operations. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of natural gas, these agencies have restricted the rates of flow of natural gas wells below actual production capacity. Federal, state and local laws regulate production, handling, storage, transportation and disposal of natural gas, by-products from natural gas and other substances and materials produced or used in connection with natural gas operations.
185

•	There are a variety of hazards inherent in natural gas transmission, distribution, gathering and processing, such as leaks, explosions, pollution, release of toxic substances, adverse weather conditions (such as hurricanes and flooding), pipeline failure, abnormal pressures, uncontrollable flows of natural gas, scheduled and unscheduled maintenance, physical damage to the gathering or transportation system, and other hazards which could affect the price of natural gas. To the extent these hazards limit the supply or delivery of natural gas, natural gas prices will increase.

•	Natural gas prices fluctuate seasonally. For example, in some parts of the United States and other markets, the natural gas demand for power peaks during the cold winter months, with market prices peaking at that time. As a result, in the future, the overall price of natural gas may fluctuate substantially on a seasonal and quarterly basis and thus make consecutive period to period comparisons less relevant.

•	Price movements for natural gas are influenced by, among other things: regional demand for energy, which is affected by economic and seasonal conditions; the domestic supply and inventories of natural gas; weather conditions, including abnormally mild or harsh winters; political conditions; the price and availability of alternative fuels; and the impact of energy conservation efforts. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool. There has been tremendous volatility in the price of Natural Gas Futures Contracts in recent years. For example, the price of the NYMEX spot month futures contract on natural gas rose to a high of $13.69 on July 3, 2008 and dropped to a low of $2.01 on March 31, 2011. The Sponsor anticipates that there will be continued volatility in the price of the Natural Gas Futures Contracts. Consequently, investors should know that this volatility can lead to a loss of all or substantially all of their investment in the Fund.

•	Natural gas transmission and storage operations in North America are subject to regulation and oversight by the Federal Energy Regulatory Commission, various state regulatory agencies, and Canadian regulatory authorities. These regulatory bodies have the authority to effect rate settlements on natural gas storage, transmission and distribution services. As a consequence, the price of natural gas may be affected by a change in the rate settlements effected by one or more of these regulatory bodies.

•	Natural gas is primarily transported and stored throughout the United States by way of pipeline and underground storage facilities. These systems may not be adequate to meet demand, especially in times of peak demand or in areas of the United States where natural gas service is already limited due to minimal pipeline and storage infrastructure. As a result of the limited method for transporting and storing natural gas, the price of natural gas may fluctuate.

•	Accountability levels, position limits and price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

o	The CFTC and designated contract markets such as the NYMEX and the ICE may establish accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control may hold, own or control (other than as a hedge, which an investment by the Fund is not). For example, the current accountability level for investments at any one time in Natural Gas Futures Contracts is 12,000 contracts for all months combined and 6,000 contracts for any one month. While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise scrutiny and control over an investor, including limiting an investor to holding no more than 12,000 Natural Gas Futures Contracts.
186

o	With regard to position limits, the NYMEX limits an investor from holding more than 1,000 net futures in the last three days of trading in the near month contract to expire. It is unlikely that the Fund will be subject to such position limits because of the Fund’s investment strategy to “roll” from the near month contract to expire to the same month of the following year during the period beginning two weeks from the expiration of the contract. On November 18, 2011, the CFTC adopted regulations that will impose position limits on energy futures contracts, including Natural Gas Futures Contracts. The initial spot month position limit of a combined 1,000 Natural Gas Futures Contracts and economically equivalent swaps will not be effective until 60 days after the CFTC further defines the term “swap.” Non-spot month position limits will be determined based on a survey of at least 12 months of the deliverable supply of natural gas. It is not possible at this time to predict when the CFTC will make these regulations effective. The Sponsor does not believe that the proposed rules, if adopted, will have any material impact on the Fund’s investment objective.

o	The Cleared Natural Gas Swaps that are most comparable to the Benchmark Component Futures Contracts are subject to accountability levels that are substantially identical to, but are currently measured separately from, the accountability levels on Natural Gas Futures Contracts. Accountability levels are imposed by the ICE of 48,000 contracts for all months (12,000 NYMEX NG contract equivalents), 24,000 contracts for any one month (6,000 NYMEX NG contract equivalents), and 4,000 contracts for the spot month (1,000 NYMEX NG contract equivalents). Exemptions may be obtained from these accountability levels for bona fide hedging, risk management and spread positions. The Fund’s ability to rely on these Cleared Natural Gas Swaps may be further limited when the position limit rules discussed above become effective.

o	In addition to accountability levels and position limits, the exchanges may also set price fluctuation limits on futures contracts. The price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price or from the price at which the limit was last imposed. When a price fluctuation limit is in effect for a particular futures contract, no trades may be made at a price beyond that limit.

o	More specifically, the NYMEX imposes a $1.50 per MMBtu ($15,000 per contract) price fluctuation limit for Natural Gas Futures Contracts. This limit is initially based off of the previous NYMEX trading day’s settlement price. If any of the first three contract months for a Natural Gas Futures Contract is traded, bid or offered at the limit, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $1.50 per MMBtu in either direction of that point. If another halt were triggered, the market would continue to be expanded by $1.50 per MMBtu in either direction after each successive five-minute trading halt. There is not maximum price fluctuation limit during any one trading session.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

o	If the Fund encounters position limits, accountability levels, or price fluctuation limits for Natural Gas Futures Contracts on the NYMEX or Cleared Natural Gas Swaps on the ICE, it may then, if permitted under applicable regulatory requirements, purchase Natural Gas Interests, including Natural Gas Futures Contracts listed on foreign exchanges. However, the Natural Gas Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. The Natural Gas Futures Contracts available on such foreign exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium WTI Crude Oil Fund

•	Investors may choose to use the Fund as a means of investing indirectly in crude oil, and there are risks involved in such investments. The risks and hazards that are inherent in oil production may cause the price of crude oil to fluctuate widely. Price movements for crude oil are influenced by, among other things, many operating risks. Such operating risks include, but are not limited to, risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, natural gas leaks, ruptures and discharges of toxic gases. Crude oil operations are also subject to various U.S. federal, state and local regulations that materially affect operations.

•	Global political risks, including geopolitical conflicts and war could cause the price of WTI light sweet crude oil to fluctuate greatly impacting the Fund’s ability to meet its investment strategy. These tensions include concerns over military actions, civil unrest and sabotage affecting the flow of oil. Additionally, production cuts by members of OPEC and refusals to increase oil production may have the impact of tightening world oil markets.

•	The Fund is subject to the risks and hazards of the crude oil market because it invests in Oil Interests. The risks and hazards that are inherent in the oil market may cause the price of oil to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of WTI light sweet crude oil, then the price of its Shares will fluctuate accordingly.

•	The price and availability of light sweet crude oil is influenced by economic and industry conditions, including but not limited to:

o	the economic activity of users - as certain economies expand, oil consumption and prices increase, and as economies contract (in a recession or depression), oil demand and prices fall;

o	the increases in oil production due to price increases making it more economical to extract oil from additional sources which may later stabilize further price increases;

o	decisions of the cartel of oil producing countries (e.g., OPEC, the Organization of the Petroleum Exporting Countries) to produce more or less oil;

o	mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment;

o	refinery capacity;

o	compliance with government regulations;

o	adverse weather conditions;

o	political conflicts - including war;

o	title issues;

o	the cancellation, shortening or delaying of crude oil drilling and production activities;

o	not finding commercially productive crude oil reservoirs;

o	operating risks including risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards; and

o	environmental hazards including oil spills, natural gas leaks, ruptures and the discharge of toxic gases.

•	Crude oil operations are also subject to various U.S. federal, state and local regulations that materially affect operations. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations the spacing of wells and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of crude oil, these agencies have restricted the rates of flow of crude oil wells below actual production capacity. Federal, state and local laws regulate production, handling, storage, transportation and disposal of crude oil, by-products from crude oil and other substances and materials produced or used in connection with crude oil operations.

•	Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil wells. Other laws have prevented exploration and drilling of oil in certain environmentally sensitive federal lands and waters. Several environmental laws that have a direct or an indirect impact on the price of crude oil include, but are not limited to, the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

•	Accountability levels, position limits and price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

•	The CFTC and U.S. designated contract markets such as the NYMEX may establish accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control may hold, own or control (other than as a hedge, which an investment by the Fund is not). For example, the current accountability level for investments at any one time in WTI Oil Futures Contracts is 20,000. While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more than 20,000 Oil Future Contracts. The Cleared Oil Swaps that are most comparable to the Benchmark Component Futures Contracts are subject to accountability levels that are substantially identical to, but measured separately from, the accountability levels for Oil Futures Contracts.

•	With regard to position limits, the NYMEX limits an investor from holding more than 3,000 net futures in the last three days of trading in the near month contract to expire. The Fund, however, does not believe the current position limits imposed by the NYMEX will have any impact on the Fund. On November 18, 2011, the CFTC adopted regulations that will impose position limits on energy futures contracts, including Oil Futures Contracts. The initial spot month position limit of a combined 3,000 Oil Futures Contracts and economically equivalent swaps will not be effective until 60 days after the CFTC further defines the term “swap.” Non-spot month position limits will be determined based on a survey of at least 12 months of the deliverable supply of WTI crude oil. It is not possible at this time to predict when the CFTC will make these regulations effective. The Sponsor does not believe that the proposed rules, if adopted, will have any material impact on the Fund’s investment objective.

•	In addition to accountability levels and position limits, the exchanges may also set price fluctuation limits on futures contracts. The price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price or from the price at which the limit was last imposed. When a price fluctuation limit is in effect for a particular futures contract, no trades may be made at a price beyond that limit.

•	More specifically, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for WTI Oil Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If any of the first three contract months for a WTI Oil Futures Contract is traded, bid or offered at the limit, trading is halted for five minutes. When trading resumes, it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

•	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

•	If the Fund encounters position limits, accountability levels, or price fluctuation limits for Oil Futures Contracts and/or Cleared Oil Swaps on the NYMEX or the ICE, it may, if permitted under applicable regulatory requirements, purchase Other Oil Interests and/or Oil Futures Contracts listed on foreign exchanges. However, the Oil Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Oil Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, accountability levels and position limits could force the Fund to limit the number of Creation Baskets that it sells.

•	Price movements for barrels of crude oil are influenced by, among other things: (1) operational hazards, such as risk of fire, explosions, blow outs, pipe failure and abnormally pressured formations; (2) environmental hazards, such as oil spills, natural gas leaks, ruptures and the discharge of toxic gases; (4) economic variances, such as changes in interest rates, actions by oil producing countries, such as OPEC, changes in supply and demand, shifts in demand domestically or other countries such as India and China, currency deviations, inflation rates and changes in balances of payment and trade, as well as changes in philosophies and emotions of market participants; and (5) political influences, such as war, counter-terrorism and government regulation and oversight. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

Risks Specific to the Teucrium Soybean Fund

•	Investors may choose to use the Fund as a means of investing indirectly in soybeans, and there are risks involved in such investments. The risks and hazards that are inherent in soybean production may cause the price of soybean to fluctuate widely. Global price movements for soybean are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the soybean harvest cycle, and various economic and monetary events. Soybean production is also subject to domestic and foreign regulations that materially affect operations.

•	As discussed in more detail above, price movements for soybeans are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the soybean market because it invests in Soybean Interests. The risks and hazards that are inherent in the soybean market may cause the price of soybeans to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of soybeans, then the price of its Shares will fluctuate accordingly.

o	The price and availability of soybeans is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, heavy rains, frost, or natural disasters that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in doing business with foreign companies; legal and regulatory restrictions; transportation costs; interruptions in energy supply; currency exchange rate fluctuations; and political and economic instability. Additionally, demand for soybeans is affected by changes in international, national, regional and local economic conditions, and demographic trends. The increased production of soybean crops in South America and the rising demand for soybeans in emerging nations such as China and India have increased competition in the soybean market.

o	The supply of soybeans could be reduced by the spread of soybean rust. Soybean rust is a wind-borne fungal disease that attacks soybeans. Although soybean rust can be killed with chemicals, chemical treatment increases production costs for farmers.

o	Soybean production is subject to United States and foreign policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, and industry profitability. Additionally, soybean production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. Soybean producers also may need to comply with various environmental laws and regulations, such as those regulating the use of certain pesticides. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

o	Because processing soybean oil can create trans-fats, the demand for soybean oil may decrease due to heightened governmental regulation of trans-fats or trans-fatty acids. The U.S. Food and Drug Administration currently requires food manufacturers to disclose levels of trans-fats contained in their products, and various local governments have enacted or are considering restrictions on the use of trans-fats in restaurants. Several food processors have either switched or indicated an intention to switch to oil products with lower levels of trans-fats or trans-fatty acids.

o	In recent years, there has been increased global interest in the production of biofuels as alternatives to traditional fossil fuels and as a means of promoting energy independence. Soybeans can be converted into biofuels such as biodiesel. Accordingly, the soybean market has become increasingly affected by demand for biofuels and related legislation.

o	The costs related to soybean production could increase and soybean supply could decrease as a result of restrictions on the use of genetically modified soybeans, including requirements to segregate genetically modified soybeans and the products generated from them from other soybean products.

o	Seasonal fluctuations in the price of soybeans may cause risk to an investor because of the possibility that Share prices will be depressed because of the soybean harvest cycle. In the futures market, fluctuations are typically reflected in contracts expiring in the harvest season (i.e., contracts expiring during the fall are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Soybean Futures Contracts expiring in the fall.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against soybean-related losses or as a way to indirectly invest in soybeans.

o	The CFTC and U.S. designated contract markets may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in the Soybean Futures Contracts are 600 spot month contracts, 15,000 contracts expiring in any other single month, and 15,000 total for all months. Cleared Soybean Swaps (i.e., Soybean Calendar Swaps as currently offered on the CBOT) are subject to position limits that are similar to, but currently measured separately from, the limits on Soybean Futures Contracts. The position limits for Cleared Soybeans Swaps are 6,500 contracts expiring in any single month and 10,000 contracts total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization. Additionally, the Fund’s ability to rely on these Cleared Soybean Swaps may be further limited when the position limit rules become effective.

o	In addition to position limits, the exchanges set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

o	Currently, the CBOT imposes an initial $3,500 per contract maximum daily price fluctuation limit on Soybean Futures Contracts. This limit is based off the previous trading day’s settlement price. If two or more Soybean Futures Contract months within the first seven listed non-spot contracts close at the limit, the daily price limit increases to $5,250 per contract for the next business day and to $8,000 per contract for the next business day if the limit is met again.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against soybean-related losses or as a way to indirectly invest in soybeans.

o	If the Fund encounters position limits or price fluctuation limits for Soybean Futures Contracts and/or Cleared Soybean Swaps on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Soybean Interests and/or Soybean Futures Contracts listed on foreign exchanges. However, the Soybean Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Soybean Futures Contracts available on these exchanges may be subject to their own position limits or similar restrictions. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.
192

Risks Specific to the Teucrium Sugar Fund

•	Investors may choose to use the Fund as a means of investing indirectly in sugar, and there are risks involved in such investments. The risks and hazards that are inherent in sugar production may cause the price of sugar to fluctuate widely. Global price movements for sugar are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the sugar harvest cycle, and various economic and monetary events. Sugar production is also subject to domestic and foreign regulations that materially affect operations.

•	As discussed in more detail above, price movements for sugar are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the world sugar market because it invests in Sugar Interests. The two primary sources for the production of sugar are sugarcane and sugar beets, both of which are grown in various countries around the world. The risks and hazards that are inherent in the world sugar market may cause the price of sugar to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of sugar, then the price of its Shares will fluctuate accordingly.

•	The global price and availability of sugar is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in doing business with foreign companies; legal and regulatory restrictions; fluctuation of shipping rates; currency exchange rate fluctuations; and political and economic instability. Global demand for sugar to produce ethanol has also been a significant factor affecting the price of sugar. Additionally, demand for sugar is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. The spread of consumerism and the rising affluence of emerging nations such as China and India have created demand for sugar. An influx of people in developing countries moving from rural to urban areas may create more disposable income to be spent on sugar products, and might also reduce sugar production in rural areas on account of worker shortages, all of which would result in upward pressure on sugar prices. On the other hand, public health concerns regarding obesity, heart disease and diabetes, particularly in developed countries, may reduce demand for sugar. In light of the time it takes to grow sugarcane and sugar beets and the cost of new facilities for processing these crops, it may not be possible to increase supply quickly or in a cost-effective manner in response to an increase in demand for sugar.

•	Sugar production is subject to United States and foreign policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, and industry profitability. Many foreign countries subsidize sugar production, resulting in lower prices, but this has led other countries, including the United States, to impose tariffs and import restrictions on sugar imports. Sugar producers also may need to comply with various environmental laws and regulations, such as those regulating the use of certain pesticides.

•	Seasonal fluctuations in the price of sugar may cause risk to an investor because of the possibility that Share prices will be depressed because of the sugar harvest cycle. In the futures market, contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring. While the sugar harvest seasons varies from country to country, prices of Sugar Futures Contracts tend to be lowest in the late spring and early summer, reflecting the harvest season in Brazil, the world’s leading producer of sugarcane. Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Sugar Futures Contracts expiring in the late spring or early summer.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against sugar-related losses or as a way to indirectly invest in sugar.

o	U.S. designated contract markets such as the ICE Futures and the NYMEX have established position limits and accountability levels on the maximum net long or net short Sugar Futures Contracts that any person or group of persons under common trading control may hold, own or control. For example, the current ICE Futures-established position limit level for investments in Sugar No. 11 Futures Contracts for the spot month, which is defined as on and after the second business day following the expiration of the regular option contract traded on the expiring futures contract, is 5,000, the accountability level for investments in ICE Sugar No. 11 Futures Contracts for any one month is 10,000, and the accountability level for all combined months is 15,000. While accountability levels are not fixed ceilings, they are thresholds above which the exchange may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more Sugar No. 11 Futures Contracts than the amount established by the accountability level. ICE Cleared Sugar Swaps are subject to a level of 10,000 swap positions for any single month and all months combined. This limit is currently measured separately from the accountability levels on Sugar No. 11 Futures Contracts. The Fund does not intend to invest in Sugar Futures Contracts or Cleared Sugar Swaps in excess of any applicable accountability levels.

o	Position limits generally impose a fixed ceiling on aggregate holdings in futures contracts relating to a particular commodity, and may also impose separate ceilings on contracts expiring in any one month, contracts expiring in the spot month, and/or contracts in certain specified final days of trading. The CFTC has not currently set position limits for Sugar Futures Contracts, and the ICE Futures and the NYMEX have established position limits only on spot month Sugar No. 11 Futures Contracts. For example, the ICE Futures’ position limit for Sugar No. 11 Futures Contracts is 5,000 spot month contracts, whereas the NYMEX Sugar No. 11 Futures limit is 1,000 contacts, generally applicable only during the last month before expiration and limits on 9,000 contracts for a single month or cumulative amount. All Sugar Futures Contracts held under the control of the Sponsor, including those held by any future series of the Trust, will be aggregated in determining the application of these position limits. However, because spot month contracts are not Benchmark Component Futures Contracts and the Fund’s roll strategy calls for the sale of all spot month Sugar No.11 Futures Contracts prior to the time the position limits would become applicable, it is unlikely that position limits on Sugar Futures Contracts will come into play.

o	In addition to accountability levels and position limits, exchanges may establish daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit. Currently, the ICE Futures and the NYMEX have not imposed maximum daily price fluctuation limits on Sugar Futures Contracts.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against sugar-related losses or as a way to indirectly invest in sugar.

o	If the Fund encounters accountability levels, position limits, or price fluctuation limits for Sugar Futures Contracts and/or Cleared Sugar Swaps on ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Other Sugar Interests and/or Sugar Futures Contracts listed on the NYMEX or foreign exchanges. However, the Sugar Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Sugar Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Risks Specific to the Teucrium Wheat Fund

•	Investors may choose to use the Fund as a means of investing indirectly in wheat, and there are risks involved in such investments. The risks and hazards that are inherent in wheat production may cause the price of wheat to fluctuate widely. Price movements for wheat are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the wheat harvest cycle, and various economic and monetary events. Wheat production is also subject to U.S. federal, state and local regulations that materially affect operations.

•	As discussed in more detail above, price movements for wheat are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

•	The Fund is subject to the risks and hazards of the wheat market because it invests in Wheat Interests. The risks and hazards that are inherent in the wheat market may cause the price of wheat to fluctuate widely. If the changes in percentage terms of the Fund’s Shares accurately track the percentage changes in the Benchmark or the spot price of wheat, then the price of its Shares will fluctuate accordingly.

o	The price and availability of wheat is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for food products made from wheat flour is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. More specifically, demand for such food products in the United States is relatively unaffected by changes in wheat prices or disposable income, but is closely tied to tastes and preferences. For example, in recent years the increase in the popularity of low-carbohydrate diets caused the consumption of wheat flour to decrease rapidly before rebounding somewhat after 2005. Export demand for wheat fluctuates yearly, based largely on crop yields in the importing countries.

o	Wheat production is subject to United States federal, state and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, wheat production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. wheat producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

o	Seasonal fluctuations in the price of wheat may cause risk to an investor because of the possibility that Share prices will be depressed because of the wheat harvest cycle. In the United States, the market for winter wheat, the type of wheat upon which CBOT Wheat Futures Contracts are based, is at its lowest point, and wheat prices are lowest, shortly before and during the harvest (in the spring or early summer), due to the high supply of wheat in the market. Conversely, winter wheat prices are generally highest in the fall or early winter, when the wheat harvested that year has largely been sold and used. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the fall and early winter). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Wheat Futures Contracts expiring in the spring.

•	Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against wheat-related losses or as a way to indirectly invest in wheat.

•	The CFTC and U.S. designated contract markets such as the CBOT may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in CBOT Wheat Futures Contracts are 600 spot month contracts, 12,000 contracts expiring in any other single month and 12,000 contracts total for all months. Cleared Wheat Swaps (i.e., Wheat Calendar Swaps as offered on the CBOT) are subject to position limits that are similar to, but currently measured separately from, the limits on Wheat Futures Contracts. The position limits for Cleared Wheat Swaps are 5,000 contracts expiring in any single month and 6,500 contracts total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization. Additionally, the Fund’s ability to rely on these Cleared Wheat Swaps may be further limited when the position limit rules discussed below under “Impact of Position Limits, Accountability Levels, and Price Fluctuations,” become effective.

•	In addition to position limits, the exchanges set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

•	For example, the CBOT imposes a $3,000 per contract price fluctuation limit for Wheat Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If two or more Wheat Futures Contract months within the first five listed non-spot contracts close at the limit, the daily price limit increases to $4,500 per contract for the next business day and to $6,750 per contract the next business day if the limit is met again.
196

•	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against wheat-related losses or as a way to indirectly invest in wheat.

•	If the Fund encounters position limits, accountability levels, or price fluctuation limits for Wheat Futures Contracts and/or Cleared Wheat Swaps on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Wheat Interests and/or Wheat Futures Contracts listed on foreign exchanges. However, the Wheat Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Wheat Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On July 31, 2010, for all Funds listed below except the Teucrium Agricultural Fund for which the contribution was made on April 1, 2011, the Sponsor made the following capital contributions and received the following shares for that contribution prior to each Fund’s commencement of operations; such shares were sold in private offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended:

1.	a $100 capital contribution to the Teucrium WTI Crude Oil Fund, a separate series of the Trust, in exchange for two shares of such fund;

2.	a $100 capital contribution to the Teucrium Natural Gas Fund, another series of the Trust, in exchange for four shares of such fund;

3.	a $100 capital contribution to the Teucrium Soybean Fund, another series of the Trust, in exchange for four shares of such fund;

4.	a $100 capital contribution to the Teucrium Sugar Fund, another series of the Trust, in exchange for four shares of such fund; and

5.	a $100 capital contribution to the Teucrium Wheat Fund, another series of the Trust, in exchange for four shares of such fund.

6.	a $100 capital contribution to the Teucrium Agricultural Fund, another series of the Trust, in exchange for two shares of such fund.

(b)	The registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. From June 9, 2010 (the commencement of operations) through March 31, 2013, 5,050,000 Shares of the Fund were sold at an aggregate offering price of $206,914,740. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through March 31, 2013 in an amount equal to $338,675, resulting in net offering proceeds of $206,576,065. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 40,000,000 common units, or “Shares,” of Teucrium Natural Gas Fund (File No. 333-167593) was declared effective on October 22, 2010.  From February 1, 2011 (the commencement of the offering) through March 31, 2013, 400,000 Shares of the Fund were sold at an aggregate offering price of $7,420,546.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2013 in an amount equal to $40,812, resulting in net offering proceeds of $7,379,734.    The offering proceeds were invested in natural gas futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 15,000,000 common units, or “Shares,” of Teucrium WTI Crude Oil Fund (File No. 333-167594) was declared effective on October 22, 2010.  From February 23, 2011 (the commencement of the offering) through March 31, 2013, 125,000 Shares of the Fund were sold at an aggregate offering price of $6,077,099.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2013 in an amount equal to $65,440, resulting in net offering proceeds of $6,011,659.    The offering proceeds were invested in crude oil futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through March 31, 2013, 825,000 Shares of the Fund were sold at an aggregate offering price of $20,569,811.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2013 in an amount equal to $19,647, resulting in net offering proceeds of $20,550,164.    The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through March 31, 2013, 375,000 Shares of the Fund were sold at an aggregate offering price of $8,234,677.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2013 in an amount equal to $8,049, resulting in net offering proceeds of $8,226,164.    The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through March 31, 2013, 575,000 Shares of the Fund were sold at an aggregate offering price of $12,640,649.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2013 in an amount equal to $13,752, resulting in net offering proceeds of $12,626,897.    The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. From March 28, 2012 (the commencement of the offering) through March 31, 2013, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2013 in an amount equal to $2,112, resulting in net offering proceeds of $17,704,466.    The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for the three months ended March 31, 2013:

Issuer Purchases of CORN Shares:

				Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
January 1, 2013 to January 31, 2013	150,000	$44.37	N/A	N/A
February 1, 2013 to February 28, 2013	200,000	$42.58	N/A	N/A
March 1, 2013 to March 31, 2013	275,000	$43.98	N/A	N/A
Total	625,000	$43.62

Issuer Purchases of CRUD Shares: Nothing to Report

Issuer Purchases of CANE Shares: Nothing to Report

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	-	$-	N/A	N/A
February 1, 2013 to February 28, 2013	25,000	$23.86	N/A	N/A
March 1, 2013 to March 31, 2013	25,000	$24.42	N/A	N/A
Total	50,000	$24.14

Issuer Purchases of WEAT Shares: Nothing to Report

Issuer Purchases of TAGS Shares: Nothing to Report

Issuer Purchases of NAGS Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	-	$-	N/A	N/A
February 1, 2013 to February 28, 2013	-	$-	N/A	N/A
March 1, 2013 to March 31, 2013	50,000	$12.50	N/A	N/A
Total	50,000	$12.50

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

(a) None.

(b) Not Applicable.

Item 6.            Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument Establishing the Fund. (3)

10.1	Form of Authorized Purchaser Agreement. (6)

10.2	Distribution Services Agreement. (1)

10.3	Amended and Restated Distribution Services Agreement. (4)

10.4	Amendment to Amended and Restated Distribution Services Agreement. (4)

10.5	Second Amendment to Amended and Restated Distribution Services Agreement (4)

10.6	Third Amendment to Amended and Restated Distribution Services Agreement (7)

10.7	Global Custody Agreement. (5)

10.8	Services Agreement. (5)

10.9	Transfer Agency and Service Agreement. (5)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (8)
31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (8)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as like-numbered exhibit to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on October 31, 2011 and incorporated by reference herein.

(5)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 3 to Registration Statement No. 333-162033, filed on March 29, 2010 and incorporated by reference herein.

(6)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-173691, filed on December 5, 2011.

(7)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No.1 to Registration Statement No. 333-187463, filed on April 30, 2013.

(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Barbara Riker
Name:	Barbara Riker
Chief Financial Officer

Date: May 9, 2013

