Form 10-Q
period 2013-06-30
Teucrium Commodity Trust
filed 2013-08-09
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of July 31, 2013
Teucrium Corn Fund	1,000,004
Teucrium WTI Crude Oil Fund	50,002
Teucrium Natural Gas Fund	300,004
Teucrium Sugar Fund	175,004
Teucrium Soybean Fund	275,004
Teucrium Wheat Fund	400,004
Teucrium Agricultural Fund	50,002

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

TEUCRIUM AGRICULTURAL FUND

Statements of Assets and Liabilities at June 30, 2013 (Unaudited) and December 31, 2012	105

Schedule of Investments at June 30, 2013 (Unaudited) and December 31, 2012	106

Statements of Operations (Unaudited) for three and six months ended June 30, 2013, for the three months ended June 30, 2012 and from commencement of operations (March 28, 2012) through June 30, 2012	108

Statements of Changes in Net Assets (Unaudited) for the six months ended June 30, 2013 and from commencement of operations (March 28, 2012) through June 30, 2012	109

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and from commencement of operations (March 28, 2012) through June 30, 2012	110

Notes to Financial Statements	111

TEUCRIUM COMMODITY TRUST

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2013	December 31, 2012
Assets	(Unaudited)

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$56,431,521	$52,575,291
Commodity futures contracts	96,467	133,384
Collateral, due from broker	7,274,776	7,004,263
Interest receivable	2,988	2,596
Other assets	337,423	365,076
Total assets	64,143,175	60,080,610

Liabilities

Commodity futures contracts	3,977,778	3,075,587
Management fee payable to Sponsor	46,496	50,632
Other liabilities	95,527	56,695
Total liabilities	4,119,801	3,182,914

Net assets	$60,023,374	$56,897,696

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

June 30, 2013

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Principal Amount
Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.040%, due July 18, 2013	$4,999,960	8.33%	$5,000,000
U.S. Treasury bills, 0.020%, due August 15, 2013	4,999,875	8.33	5,000,000
Total U.S. Treasury obligations	9,999,835	16.66

Money market funds
Dreyfus Cash Management Plus	46,431,686	77.36

Total cash equivalents	$56,431,521	94.02%

			Notional Amount (Long Exposure)
Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (7 contracts, settlement date November 20, 2013)	$36,092	0.06%	$660,660
WTI crude oil futures (7 contracts, settlement date May 20, 2014)	25,200	0.04	635,180

United States soybean futures contracts
CBOT soybean futures (31 contracts, settlement date January 14, 2014)	35,175	0.06	1,947,963
Total commodity futures contracts	$96,467	0.16%	$3,243,803

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (494 contracts, settlement date September 13, 2013)	$792,537	1.32%	$13,517,075
CBOT corn futures (453 contracts, settlement date December 13, 2013)	1,572,513	2.62	11,574,150
CBOT corn futures (516 contracts, settlement date December 12, 2014)	458,675	0.76	13,667,550

United States natural gas futures contracts
NYMEX natural gas futures (23 contracts, settlement date September 26, 2013)	28,190	0.05	821,560
NYMEX natural gas futures (23 contracts, settlement date October 29, 2013)	79,650	0.13	838,580
NYMEX natural gas futures (22 contracts, settlement date February 26, 2014)	21,620	0.04	852,060
NYMEX natural gas futures (22 contracts, settlement date March 27, 2014)	30,400	0.05	834,460

United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date November 20, 2014)	6,720	0.01	705,760

United States soybean futures contracts
CBOT soybean futures (37 contracts, settlement date November 14, 2013)	69,537	0.12	2,316,200
CBOT soybean futures (37 contracts, settlement date November 14, 2014)	33,450	0.06	2,270,413

United States sugar futures contracts
ICE sugar futures (46 contracts, settlement date February 28, 2014)	110,891	0.18	913,965
ICE sugar futures (39 contracts, settlement date April 30, 2014)	3,438	0.01	773,573
ICE sugar futures (45 contracts, settlement date February 27, 2015)	62,082	0.10	920,304

United States wheat futures contracts
CBOT wheat futures contracts (73 contracts, settlement date September 13, 2013)	195,275	0.33	2,400,788
CBOT wheat futures contracts (61 contracts, settlement date December 13, 2013)	318,575	0.53	2,048,075
CBOT wheat futures contracts (68 contracts, settlement date December 12, 2014)	194,225	0.32	2,417,400
Total commodity futures contracts	$3,977,778	6.63%	$56,871,913

			Shares
Exchange-traded funds
Teucrium Corn Fund	$518,947	0.86%	13,408
Teucrium Soybean Fund	537,369	0.90	22,656
Teucrium Wheat Fund	522,448	0.87	30,437
Teucrium Sugar Fund	541,030	0.90	36,274
Total exchange-traded funds (cost $2,647,235) owned by Teucrium Agricultural Fund	$2,119,794	3.53%

The accompanying notes are an integral part of these financial statements.

  TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

December 31, 2012

Description: Assets	Fair Value	Percentage of Net Assets	Principal Amount
Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.090%, due January 17, 2013	$9,999,930	17.58%	$10,000,000
U.S. Treasury bills, 0.090%, due February 14, 2013	9,999,670	17.57	10,000,000
Total U.S. Treasury obligations	19,999,600	35.15

Money market funds
Dreyfus Cash Management Plus	32,575,691	57.25

Total cash equivalents	$52,575,291	92.40%

			Notional Amount (Long Exposure)
Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (32 contracts, settlement date September 26, 2013)	$9,550	0.02%	$1,161,600

United States WTI crude oil futures contracts
WTI crude oil futures (6 contracts, settlement date November 20, 2013)	24,312	0.04	560,220
WTI crude oil futures (8 contracts, settlement date November 20, 2014)	20,560	0.04	733,040

United States soybean futures contracts
CBOT soybean futures (28 contracts, settlement date May 14, 2013)	40,775	0.07	1,958,950
CBOT soybean futures (36 contracts, settlement date November 14, 2013)	22,425	0.04	2,344,950

United States wheat futures contracts
CBOT wheat futures (32 contracts, settlement date December 13, 2013)	15,762	0.03	1,313,200
Total commodity futures contracts	$133,384	0.24%	$8,071,960

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (377 contracts, settlement date May 14, 2013)	$1,341,775	2.36%	$13,199,712
CBOT corn futures (325 contracts, settlement date July 12, 2013)	413,700	0.73	11,330,313
CBOT corn futures (440 contracts, settlement date December 13, 2013)	458,300	0.81	13,194,500

United States natural gas futures contracts
NYMEX natural gas futures (34 contracts, settlement date February 26, 2013)	103,412	0.18	1,144,100
NYMEX natural gas futures (34 contracts, settlement date March 26, 2013)	61,967	0.11	1,157,020
NYMEX natural gas futures (31 contracts, settlement date October 29, 2013)	68,540	0.12	1,160,950

United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date May 21, 2013)	58,090	0.10	747,920

United States soybean futures contracts
CBOT soybean futures (33 contracts, settlement date March 14, 2013)	284,575	0.50	2,325,675

United States sugar futures contracts
ICE sugar futures (35 contracts, settlement date April 30, 2013)	38,629	0.07	768,320
ICE sugar futures (30 contracts, settlement date June 28, 2013)	11,189	0.02	663,264
ICE sugar futures (34 contracts, settlement date February 28, 2014)	28,560	0.05	783,686

United States wheat futures contracts
CBOT wheat futures (33 contracts, settlement date May 14, 2013)	166,925	0.29	1,299,787
CBOT wheat futures (28 contracts, settlement date July 12, 2013)	39,925	0.07	1,111,250
Total commodity futures contracts	$3,075,587	5.41%	$48,886,497

			Shares
Exchange-traded funds
Teucrium Corn Fund	$596,685	1.05%	13,458
Teucrium Soybean Fund	603,422	1.06	25,006
Teucrium Sugar Fund	628,110	1.10	35,274
Teucrium Wheat Fund	597,970	1.05	28,137
Total exchange-traded funds (cost $2,679,379) owned by Teucrium Agricultural Fund	$2,426,187	4.26%

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(2,414,400)	$(3,160,334)	$(5,083,220)	$(5,898,911)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(451,196)	6,035,022	(939,108)	5,530,915
Interest income	6,110	15,475	16,822	28,005
Total (loss) income	(2,859,486)	2,890,163	(6,005,506)	(339,991)

Expenses
Management fees	135,474	179,227	276,318	377,658
Professional fees	173,247	407,460	329,147	613,919
Distribution and marketing fees	414,655	423,423	835,783	961,559
Custodian fees and expenses	35,825	163,711	71,544	325,734
Business permits and licenses fees	26,447	15,030	51,489	16,473
General and administrative expenses	40,374	133,667	78,471	143,089
Brokerage commissions	20,945	19,116	49,355	25,659
Other expenses	13,982	11,216	29,178	42,154
Total expenses	860,949	1,352,850	1,721,285	2,506,245
Net (loss) income	$(3,720,435)	$1,537,313	$(7,726,791)	$(2,846,236)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Operations
Net loss	$(7,726,791)	$(2,846,236)

Capital transactions
Issuance of Shares	37,471,116	38,499,917
Change in cost of shares of the Underlying Funds acquired by Teucrium Agricultural Fund	32,144	(2,386,521)
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural Fund	(28,629)	(969,837)
Redemption of Shares	(26,622,162)	(42,485,467)
Total capital transactions	10,852,469	(7,341,908)
Net change in net assets	3,125,678	(10,188,144)

Net assets, beginning of period	56,897,696	83,823,568

Net assets, end of period	$60,023,374	$73,635,424

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(7,726,791)	$(2,846,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	939,108	(5,530,915)
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural
Fund excluded from net loss	(28,629)	(969,837)
Changes in operating assets and liabilities:
Net purchases and sales of Underlying Funds acquired by Teucrium Agricultural Fund	32,144	(2,386,521)
Collateral, due from broker	(270,513)	5,776,304
Interest receivable	(392)	1,450
Other assets	27,653	(296,406)
Collateral, due to broker	—	16,137
Management fee payable to Sponsor	(4,136)	(23,447)
Other liabilities	38,832	188,956
Net cash used in operating activities	(6,992,724)	(6,070,515)

Cash flows from financing activities:
Proceeds from sale of Shares	37,471,116	36,399,141
Redemption of Shares, net of change in payable for shares redeemed	(26,622,162)	(46,632,478)
Net cash provided by (used in) financing activities	10,848,954	(10,233,337)

Net change in cash and cash equivalents	3,856,230	(16,303,852)
Cash and cash equivalents, beginning of period	52,575,291	80,567,901
Cash and cash equivalents, end of period	$56,431,521	$64,264,049

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

On June 5, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010.

On October 22, 2010, the initial Forms S-1 for NAGS and CRUD were declared effective by the SEC. On January 31, 2011, four Creation Baskets for NAGS were issued representing 200,000 shares and $5,000,000. NAGS began trading on the NYSE Arca on February 1, 2011. On February 22, 2011, four Creation Baskets for CRUD were issued representing 100,000 shares and $5,000,000.  CRUD began trading on the NYSE Arca on February 23, 2011.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Funds are subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets.   Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of June 30, 2013 and December 31, 2012.  However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ended June 30, 2013 and 2012.

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

CRUD: 50,000 shares representing 2 baskets (at minimum as of June 30, 2013 and December 31, 2012)

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets (at minimum as of June 30, 2013 and December 31, 2012)

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Trust had a balance of $46,431,686 and $32,575,691 in money market funds at June 30, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  The Trust also had investments in United States Treasury Bills with a maturity of three months or less with a fair value of $9,999,835 and $19,999,600 on June 30, 2013 and December 31, 2012, respectively.

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

The Funds pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to waive certain fees or expenses that would generally be paid for by each Fund. As of December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the six months ended June 30, 2013, the Sponsor sought approximately $184,000 in reimbursement from CORN, SOYB and

WEAT for these expenses. These Funds have not recorded the remaining $376,000 of expenses subject to reimbursement to the Sponsor as payment is not probable at June 30, 2013.

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

On June 30, 2013 and December 31, 2012, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

On March 31, 2013, the Corn Futures Contracts traded on the CBOT due to settle on July 12, 2013 (the “JUL13 Corn Contracts”) were in a “limit down” condition and, in the opinion of the Trust and CORN, the reported value at the close of market on that day did not fairly value the JUL13 Corn Contracts held by CORN. Therefore, the Trust and CORN used alternative verifiable sources to value the JUL13 Corn Contracts on March 31, 2013 and the financial statements of the Trust and the Fund have been adjusted accordingly. This adjustment resulted in a ($410,475) decrease in the unrealized change in commodity futures contracted for the Trust and CORN in excess of reported CBOT values, for the quarter-ended March 31, 2013.

The Sugar Futures Contracts traded on ICE due to settle on February 27, 2015 (the “MAR15 ICE Sugar Contracts”) did not, in the opinion of the Trust and CANE, trade in an actively traded futures market as defined in the policy of the Trust and CANE for the entire period during which they were held. Accordingly, the Trust and CANE have classified these as a Level 2 liability for the period ended June 30, 2013. The MAR15 Sugar Contracts were, in the opinion of the Trust and CANE, fairly valued at settlement on June 30, 2013.

The Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 (the “DEC14 Wheat Contracts”) did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT have classified these as a Level 2 liability for the period ended June 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2013.

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

New Accounting Pronouncements

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012:

June 30, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2013
Cash equivalents	$56,431,521	$-	$-	$56,431,521
Commodity futures contracts
WTI crude oil futures contracts	61,292	-	-	61,292
Soybean futures contracts	35,175	-	-	35,175
Total	$56,527,988	$-	$-	$56,527,988

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2013
Commodity futures contracts
Corn futures contracts	$2,823,725	$-	$-	$2,823,725
Natural gas futures contracts	159,860	-	-	159,860
WTI crude oil futures contracts	6,720	-	-	6,720
Soybean futures contracts	102,987	-	-	102,987
Sugar futures contracts	114,329	62,082	-	176,411
Wheat futures contracts	513,850	194,225	-	708,075
Total	$3,721,471	$256,307	$-	$3,977,778

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$52,575,291	-	-	$52,575,291
Commodity futures contracts
Natural gas futures contracts	9,550	-	-	9,550
WTI crude oil futures contracts	44,872	-	-	44,872
Soybean futures contracts	63,200	-	-	63,200
Wheat futures contracts	15,762	-	-	15,762
Total	$52,708,675	$-	$-	$52,708,675

				Balance as of
	Level 1	Level 2	Level 3	December 31, 2012
Liabilities:
Commodity futures contracts
Corn futures contracts	$2,213,775	$-	$-	$2,213,775
Natural gas futures contracts	233,919	-	-	233,919
WTI crude oil futures contracts	58,090	-	-	58,090
Soybean futures contracts	284,575	-	-	284,575
Sugar futures contracts	78,378	-	-	78,378
Wheat futures contracts	206,850	-	-	206,850
Total	$3,075,587	$-	$-	$3,075,587

Transfers into and out of each level of the fair value hierarchy for the JUL13 Corn Contracts, NOV14 Soybean Contracts, FEB15 Sugar Contracts, and the DEC14 Wheat Contracts, for the six months ended June 30, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Corn future contracts	$1,010,962	$1,010,962	$1,010,962	$1,010,962	$-	$-
Soybean future contracts	6,850	6,850	6,850	6,850	-	-
Sugar future contracts	-	62,082	62,082	-	-	-
Wheat future contracts	-	194,225	194,225	-	-	-
Total	$1,017,812	$1,274,119	$1,274,119	$1,017,812	$-	$-

There were no transfers into and out of each level of the fair value hierarchy for the Trust or the Funds for the six months ended June 30, 2012.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the six months ended June 30, 2013, the Funds invested only in commodity futures contracts specifically related to each Fund. For the six months ended June 30, 2012 the Operating Funds invested only in commodity futures contracts and Chicago Mercantile Exchange Calendar Swaps. Cleared Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Commodity Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Interests, can generally be structured as the parties to the Commodity Interest contract desire.  Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2011-11 "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" and subsequently clarified in FASB ASU 2013-01 "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities."

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of June 30, 2013 and December 31, 2012.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Corn futures contracts	$-	$-	$-	$-	$-	$-
Natural gas futures contracts	-	-	-	-	-	-
WTI crude oil futures contracts	61,292	-	61,292	6,720	-	54,572
Soybean futures contracts	35,175	-	35,175	35,175	-	-
Sugar futures contracts	-	-	-	-	-	-
Wheat futures contracts	-	-	-	-	-	-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$2,823,725	$-	$2,823,725	$-	$2,823,725	$-
Natural gas futures contracts	159,860	-	159,860	-	159,860	-
WTI crude oil futures contracts	6,720	-	6,720	6,720	-	-
Soybean futures contracts	102,987	-	102,987	35,175	67,812	-
Sugar futures contracts	176,411	-	176,411	-	176,411	-
Wheat futures contracts	708,075	-	708,075	-	708,075	-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Corn futures contracts	$-	$-	$-	$-	$-	$-
Natural gas futures contracts	9,550	-	9,550	9,550	-	-
WTI crude oil futures contracts	44,872	-	44,872	44,872	-	-
Soybean futures contracts	63,200	-	63,200	63,200	-	-
Sugar futures contracts	-	-	-	-	-	-
Wheat futures contracts	15,762	-	15,762	15,762	-	-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$2,213,775	$-	$2,213,775	$-	$2,213,775	$-
Natural gas futures contracts	233,919	-	233,919	9,550	224,369	-
WTI crude oil futures contracts	58,090	-	58,090	44,872	13,218	-
Soybean futures contracts	284,575	-	284,575	63,200	221,375	-
Sugar futures contracts	78,378	-	78,378	-	78,378	-
Wheat futures contracts	206,850	-	206,850	15,762	191,088	-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended June 30, 2013

	Realized (Loss) Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	(Loss) on Derivative Instruments
Commodity price
Corn futures contracts	$(1,820,791)	$1,075
Natural gas futures contracts	11,680	(428,040)
WTI crude oil futures contracts	(77,810)	15,180
Soybean futures contracts	42,650	13,513
Sugar futures contracts	(199,292)	25,088
Wheat futures contracts	(370,837)	(78,012)
Total commodity futures contracts	$(2,414,400)	$(451,196)

Three months ended June 30, 2012

	Realized (Loss) Gain on	Net Change in Unrealized (Loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$(2,255,455)	$6,161,715
Natural gas futures contracts	(63,608)	197,507
WTI crude oil futures contracts	37,737	(511,027)
Soybean futures contracts	67,640	(24,765)
Sugar futures contracts	(586,576)	(76,531)
Wheat futures contracts	(360,072)	288,123
Total commodity futures contracts	$(3,160,334)	$6,035,022

Six months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized (Loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$(3,680,613)	$(609,950)
Natural gas futures contracts	(99,059)	64,509
WTI crude oil futures contracts	(87,130)	67,790
Soybean futures contracts	(174,925)	153,563
Sugar futures contracts	(285,118)	(98,033)
Wheat futures contracts	(756,375)	(516,987)
Total commodity futures contracts	$(5,083,220)	$(939,108)

Six months ended June 30, 2012

	Realized (Loss) Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	(Loss) on Derivative Instruments
Commodity price
Corn futures contracts	$(4,391,819)	$4,719,076
Natural gas futures contracts	(567,888)	330,077
WTI crude oil futures contracts	43,347	(286,507)
Soybean futures contracts	77,981	302,707
Sugar futures contracts	(596,310)	77,214
Wheat futures contracts	(464,222)	388,348
Total commodity futures contracts	$(5,898,911)	$5,530,915

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk are included in the schedule of investments as of June 30, 2013 and December 31, 2012.

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

For the period July 1, 2013 through August 9, 2013, the following subsequent events transpired for each of the series of the Trust:

CORN: Nothing to Report

NAGS: Nothing to Report

CRUD: Nothing to Report

SOYB: Nothing to Report

CANE: Nothing to Report

WEAT: Nothing to Report

TAGS: Nothing to Report

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$36,372,145	$34,631,982
Collateral, due from broker	5,017,450	5,106,775
Interest receivable	1,685	1,376
Other assets	251,985	242,407
Total assets	41,643,265	39,982,540

Liabilities

Commodity futures contracts	2,823,725	2,213,775
Management fee payable to Sponsor	32,671	36,444
Other liabilities	82,378	45,809
Total liabilities	2,938,774	2,296,028

Net assets	$38,704,491	$37,686,512

Shares outstanding	1,000,004	850,004

Net asset value per share	$38.70	$44.34

Market value per share	$38.67	$44.32

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

June 30, 2013

(Unaudited)

		Percentage of	Principal
Description: Assets	Fair Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.040%, due July 18, 2013	$4,999,960	12.92%	$5,000,000
U.S. Treasury bills, 0.020%, due August 15, 2013	4,999,875	12.92	5,000,000
Total U.S. Treasury obligations	9,999,835	25.84

Money market funds
Dreyfus Cash Management Plus	26,372,310	68.14

Total cash equivalents	$36,372,145	93.98%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (494 contracts, settlement date September 13, 2013)	$792,537	2.05%	$13,517,075
CBOT corn futures (453 contracts, settlement date December 13, 2013)	1,572,513	4.06	11,574,150
CBOT corn futures (516 contracts, settlement date December 12, 2014)	458,675	1.19	13,667,550
Total commodity futures contracts	$2,823,725	7.30%	$38,758,775

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair	Percentage of	Principal
Description: Assets	Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.090%, due January 17, 2013	$9,999,930	26.53%	$10,000,000
U.S. Treasury bills, 0.090%, due February 14, 2013	9,999,670	26.53	10,000,000
Total U.S. Treasury obligations	19,999,600	53.06

Money market funds
Dreyfus Cash Management Plus	14,632,382	38.83

Total cash equivalents	$34,631,982	91.89%

	Fair	Percentage of	Notional Amount
Description: Liabilities	Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (377 contracts, settlement date May 14, 2013)	$1,341,775	3.56%	$13,199,712
CBOT corn futures (325 contracts, settlement date July 12, 2013)	413,700	1.10	11,330,313
CBOT corn futures (440 contracts, settlement date December 13, 2013)	458,300	1.21	13,194,500
Total commodity futures contracts	$2,213,775	5.87%	$37,724,525

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(1,820,791)	$(2,255,455)	$(3,680,613)	$(4,391,819)
Net change in unrealized appreciation or depreciation on commodity futures contracts	1,075	6,161,715	(609,950)	4,719,076
Interest income	3,774	11,628	11,738	22,090
Total (loss) income	(1,815,942)	3,917,888	(4,278,825)	349,347

Expenses
Management fees	94,572	141,648	194,392	312,251
Professional fees	120,120	229,775	238,920	431,162
Distribution and marketing fees	349,152	291,200	686,202	728,330
Custodian fees and expenses	32,211	32,211	64,067	64,421
Business permits and licenses fees	20,930	10,010	41,630	11,296
General and administrative expenses	31,395	101,010	62,445	110,320
Brokerage commissions	16,395	13,902	40,875	18,794
Other expenses	10,282	4,504	20,453	35,245
Total expenses	675,057	824,260	1,348,984	1,711,819
Net (loss) income	$(2,490,999)	$3,093,628	$(5,627,809)	$(1,362,472)

Net (loss) income per share	$(2.30)	$2.85	$(5.64)	$0.10
Net (loss) income per weighted average share	$(2.67)	$2.05	$(6.03)	$(0.85)
Weighted average shares outstanding	933,246	1,511,268	933,015	1,599,867

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Operations
Net loss	$(5,627,809)	$(1,362,472)
Capital transactions
Issuance of Shares	28,918,201	10,242,344
Redemption of Shares	(22,272,413)	(18,175,346)
Total capital transactions	6,645,788	(7,933,002)
Net change in net assets	1,017,979	(9,295,474)

Net assets, beginning of period	37,686,512	71,268,521

Net assets, end of period	$38,704,491	$61,973,047

Net asset value per share at beginning of period	$44.34	$41.92

At end of period	$38.70	$42.02

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(5,627,809)	$(1,362,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	609,950	(4,719,076)
Changes in operating assets and liabilities:
Collateral, due from broker	89,325	5,173,251
Interest receivable	(309)	1,314
Other assets	(9,578)	(215,395)
Management fee payable to Sponsor	(3,773)	(22,375)
Other liabilities	36,569	124,495
Net cash used in operating activities	(4,905,625)	(1,020,258)

Cash flows from financing activities:
Proceeds from sale of Shares	28,918,201	8,141,569
Redemption of Shares	(22,272,413)	(22,322,357)
Net cash provided by (used in) financing activities	6,645,788	(14,180,788)

Net change in cash and cash equivalents	1,740,163	(15,201,046)
Cash and cash equivalents, beginning of period	34,631,982	69,022,336
Cash and cash equivalents, end of period	$36,372,145	$53,821,290

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2013 and December 31, 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $26,372,310 and $14,632,382 in money market funds at June 30, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund held $9,999,835 and $19,999,600 in United States Treasury Bills with a maturity date of three months or less at June 30, 2013 and December 31, 2012 respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the three months ended June 30, 2013, the Fund recorded $94,572 in management fees to the Sponsor. For the three months ended June 30, 2012, the Fund recorded $141,648 in management fees to the Sponsor. For the six months ended June 30, 2013, the Fund recorded $194,392 in management fees to the Sponsor. For the six months ended June 30, 2012, the Fund recorded $312,251 in management fees to the Sponsor.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses associated with the Fund’s tax accounting and reporting requirements. The Sponsor can elect to waive certain fees or expenses that would generally be paid for by the Fund. As of December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the six months ended June 30, 2013, the Sponsor sought approximately $184,000 in reimbursement from CORN, SOYB and WEAT for these expenses. These Funds have not recorded the remaining $376,000 of expenses subject to reimbursement to the Sponsor as payment is not probable at June 30, 2013. The Sponsor has increased the expense accruals per day for the Fund by $1,500 effective July 1, 2013.

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

On June 30, 2012, December 31, 2012, and June 30, 2013, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary.

On March 31, 2013, the Corn Futures Contracts traded on the CBOT due to settle on July 12, 2013 (the “JUL13 Corn Contracts”) were in a “limit down” condition and, in the opinion of the Trust and CORN, the reported value at the close of market on that day did not fairly value the JUL13 Corn Contracts held by CORN. Therefore, the Trust and CORN used alternative verifiable sources to value the JUL13 Corn Contracts on March 31, 2013 and the financial statements of the Trust and the Fund have been adjusted accordingly. This adjustment resulted in a ($410,475) decrease in the unrealized change in commodity futures contracted for the Trust and CORN in excess of reported CBOT values, for the quarter-ended March 31, 2013.

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

New Accounting Pronouncements

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Fund.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012:

June 30, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2013
Cash equivalents	$36,372,145	$-	$-	$36,372,145

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2013
Commodity futures contracts	$2,823,725	$-	$-	$2,823,725

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$34,631,982	$-	$-	$34,631,982

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$2,213,775	$-	$-	$2,213,775

Transfers into and out of each level of the fair value hierarchy for the JUL13 Corn Contracts, for the six months ended June 30, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Corn future contracts	$1,010,962	$1,010,962	$1,010,962	$1,010,962	$-	$-

During the six months ended June 30, 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts. For the six months ended June 30, 2013 and 2012 the Fund invested only in commodity futures contracts. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire. Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2011-11 "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" and subsequently clarified in FASB ASU 2013-01 "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities."

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of June 30, 2013 and December 31, 2012.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$2,823,725	$-	$2,823,725	$-	$2,823,725	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$2,213,775	$-	$2,213,775	$-	$2,213,775	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(1,820,791)	$1,075

Three months ended June 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(2,255,455)	$6,161,715

Six months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(3,680,613)	$(609,950)

Six months ended June 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(4,391,819)	$4,719,076

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of June 30, 2013 and December 31, 2012.

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the six months ended June 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the six months ended June 30, 2013
Net asset value at beginning of period	$44.34
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(4.20)
Total expenses	(1.45)
Net decrease in net asset value	(5.64)
Net asset value end of period	$38.70
Total Return	(12.72)%
Ratios to Average Net Assets (Annualized)
Total expense	6.93%
Net investment loss	(6.87)%

Per Share Operation Performance for the six months ended June 30, 2012
Net asset value at beginning of period	$41.92
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	1.15
Total expenses	(1.07)
Net increase in net asset value	0.10
Net asset value at end of period	$42.02
Total Return	0.24%
Ratios to Average Net Assets (Annualized)
Total expense	5.49%
Net investment loss	(5.41)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion.  As of December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the six months ended June 30, 2013, the Sponsor sought approximately $184,000 in reimbursement from CORN, SOYB and WEAT for these expenses. These Funds have not recorded the remaining $376,000 of expenses subject to reimbursement to the Sponsor as payment is not probable at June 30, 2013. The Sponsor has increased the expense accruals per day for the Fund by $1,500 effective July 1, 2013.

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

For the period July 1, 2013 through August 9, 2013, there was nothing to report.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$3,171,684	$4,476,336
Commodity futures contracts	-	9,550
Collateral, due from broker	337,400	367,374
Interest receivable	223	305
Other assets	5,548	10,989
Total assets	3,514,855	4,864,554

Liabilities

Commodity futures contracts	159,860	233,919
Management fee payable to Sponsor	2,941	4,046
Other liabilities	640	968
Total liabilities	163,441	238,933

Net assets	$3,351,414	$4,625,621

Shares outstanding	300,004	400,004

Net asset value per share	$11.17	$11.56

Market value per share	$11.15	$11.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS

June 30, 2013

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$3,171,684	94.64%

	Fair	Percentage of	Notional Amount
Description: Liabilities	Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (23 contracts, settlement date September 26, 2013)	$28,190	0.84%	$821,560
NYMEX natural gas futures (23 contracts, settlement date October 29, 2013)	79,650	2.38	838,580
NYMEX natural gas futures (22 contracts, settlement date February 26, 2014)	21,620	0.64	852,060
NYMEX natural gas futures (22 contracts, settlement date March 27, 2014)	30,400	0.91	834,460
Total commodity futures contracts	$159,860	4.77%	$3,346,660

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair	Percentage of	Notional Amount
Description: Assets	Value	Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$4,476,336	96.77%

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (32 contracts, settlement date September 26, 2013)	$9,550	0.21%	$1,161,600

	Fair	Percentage of	Notional Amount
Description: Liabilities	Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (34 contracts, settlement date February 26, 2013)	$103,412	2.24%	$1,144,100
NYMEX natural gas futures (34 contracts, settlement date March 26, 2013)	61,967	1.34	1,157,020
NYMEX natural gas futures (31 contracts, settlement date October 29, 2013)	68,540	1.48	1,160,950
Total commodity futures contracts	$233,919	5.06%	$3,462,070

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$11,680	$(63,608)	$(99,059)	$(567,888)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(428,040)	197,507	64,509	330,077
Interest income	292	446	780	681
Total (loss) income	(416,068)	134,345	(33,770)	(237,130)
Expenses
Management fees	9,358	-	19,540	-
Professional fees	3,019	(383)	5,125	2,073
Distribution and marketing fees	246	4,671	1,713	6,588
Custodian fees and expenses	699	1,463	1,459	2,354
Business permits and licenses fees	-	(131)	-	(82)
General and administrative expenses	239	3,215	344	3,219
Brokerage commissions	334	210	542	492
Other expenses	(156)	(103)	(54)	94
Total expenses	13,739	8,942	28,669	14,738
Net (loss) income	$(429,807)	$125,403	$(62,439)	$(251,868)

Net (loss) income per share	$(1.43)	$0.81	$(0.39)	$(1.98)
Net (loss) income per weighted average share	$(1.43)	$0.58	$(0.19)	$(1.49)
Weighted average shares outstanding	300,004	217,037	326,247	169,235

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Operations
Net loss	$(62,439)	$(251,868)
Capital transactions
Issuance of Shares	-	2,420,546
Redemption of Shares	(1,211,768)	-
Total capital transactions	(1,211,768)	2,420,546
Net change in net assets	(1,274,207)	2,168,678

Net assets, beginning of period	4,625,621	1,381,367

Net assets, end of period	$3,351,414	$3,550,045
Net asset value per share at beginning of period	$11.56	$13.81

At end of period	$11.17	$11.83

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(62,439)	$(251,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(64,509)	(330,077)
Changes in operating assets and liabilities:
Collateral, due from broker	29,974	80,925
Interest receivable	82	(16)
Other assets	5,441	10,483
Management fee payable to Sponsor	(1,105)	-
Other liabilities	(328)	(6,166)
Net cash used in operating activities	(92,884)	(496,719)

Cash flows from financing activities:
Proceeds from sale of Shares	-	2,420,546
Redemption of Shares	(1,211,768)	-
Net cash (used in) provided by financing activities	(1,211,768)	2,420,546

Net change in cash and cash equivalents	(1,304,652)	1,923,827
Cash and cash equivalents, beginning of period	4,476,336	1,277,159
Cash and cash equivalents, end of period	$3,171,684	$3,200,986

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2013 and December 31, 2012.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $3,171,684 and $4,476,336 in money market funds on June 30, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.  The Sponsor had waived the management fee for this Fund for the period August 1, 2011 through July 31, 2012. For the three months ended June 30, 2013, the Fund recorded a management fee expense of $9,358. For the six months ended June 30, 2013, the Fund recorded a management fee expense of $19,540.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.  Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action by the Sponsor resulted in an approximate $17,200 and $36,300 reduction in expenses to the Fund for the three and six months ended June 30, 2013, respectively. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

On June 30, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the Natural Gas Futures Contracts traded on the NYMEX fairly reflected the value of the Natural Gas Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Fund.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012:

June 30, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2013
Cash equivalents	$3,171,684	$-	$-	$3,171,684

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2013
Commodity futures contracts	$159,860	$-	$-	$159,860

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$4,476,336	$-	$-	$4,476,336
Commodity futures contracts	9,550	-	-	9,550
Total	$4,485,886	$-	$-	$4,485,886

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$233,919	$-	$-	$233,919

During the three and six months ended June 30, 2013 and 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three and six months ended June 30, 2013 and 2012, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2011-11 "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" and subsequently clarified in FASB ASU 2013-01 "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities."

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of June 30, 2013 and December 31, 2012.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Natural gas futures contracts	$159,860	$-	$159,860	$-	$159,860	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Natural gas futures contracts	$9,550	$-	$9,550	$9,550	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Natural gas futures contracts	$233,919	$-	$233,919	$9,550	$224,369	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2013

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$11,680	$(428,040)

Three months ended June 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(63,608)	$197,507

Six months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(99,059)	$64,509

Six months ended June 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(567,888)	$330,077

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of June 30, 2013 and December 31, 2012.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the six months ended June 30, 2013
Net asset value at beginning of period	$11.56
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(0.29)
Total expenses	(0.10)
Net decrease in net asset value	(0.39)
Net asset value at end of period	$11.17
Total Return	(3.37)%
Ratios to Average Net Assets (Annualized)
Total expense	1.47%
Net investment loss	(1.43)%

Per Share Operation Performance for the six months ended June 30, 2012
Net asset value at beginning of period	$13.81
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(1.90)
Total expenses	(0.09)
Net decrease in net asset value	(1.98)
Net asset value at end of period	$11.83
Total Return	(14.34)%
Ratios to Average Net Assets
Total expense	1.52%
Net investment loss	(1.45)%

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action by the Sponsor resulted in an approximate $36,300 reduction in expenses to the Fund for the six months ended June 30, 2013 and approximately, $8,000 reduction in expenses to the Fund for the six months ended June 30, 2012. In addition, the Sponsor can waive the management fee; this action resulted in an approximate $10,000 reduction in expenses for the Fund for the six month period ending June 30, 2012. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

For the period July 1, 2013 through August 9, 2013, there was nothing to report.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$1,876,463	$1,845,910
Commodity futures contracts	61,292	44,872
Collateral, due from broker	16,023	137,328
Interest receivable	123	123
Other assets	14,832	26,866
Total assets	1,968,733	2,055,099

Liabilities

Commodity futures contracts	6,720	58,090
Management fee payable to Sponsor	-	1,626
Other liabilities	1,870	1,636
Total liabilities	8,590	61,352

Net assets	$1,960,143	$1,993,747

Shares outstanding	50,002	50,002

Net asset value per share	$39.20	$39.87

Market value per share	$39.15	$38.53

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

SCHEDULE OF INVESTMENTS

June 30, 2013

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)
Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$1,876,463	95.73%
Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (7 contracts, settlement date November 20, 2013)	$36,092	1.84%	$660,660
WTI crude oil futures (7 contracts, settlement date May 20, 2014)	25,200	1.29	635,180
Total commodity futures contracts	$61,292	3.13%	$1,295,840

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date November 20, 2014)	$6,720	0.34%	$705,760

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair	Percentage of	Notional Amount
Description: Assets	Value	Net Assets	(Long Exposure)
Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$1,845,910	92.58%
Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (6 contracts, settlement date November 20, 2013)	$24,312	1.22%	$560,220
WTI crude oil futures (8 contracts, settlement date November 20, 2014)	20,560	1.03	733,040
Total commodity futures contracts	$44,872	2.25%	$1,293,260

	Fair	Percentage of	Notional Amount
Description: Liabilities	Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date May 21, 2013)	$58,090	2.91%	$747,920

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2012	June 30, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(77,810)	$37,737	$(87,130)	$43,347
Net change in unrealized appreciation or depreciation on commodity futures contracts	15,180	(511,027)	67,790	(286,507)
Interest income	238	690	502	1,345
Total loss	(62,392)	(472,600)	(18,838)	(241,815)
Expenses
Management fees	-	6,810	-	16,672
Professional fees	6,893	13,309	12,373	15,493
Distribution and marketing fees	446	4,436	2,393	29,188
Custodian fees and expenses	-	32,211	-	64,421
Brokerage commissions	-	204	-	299
Other expenses	-	250	-	250
Total expenses	7,339	57,220	14,766	126,323
Net loss	$(69,731)	$(529,820)	$(33,604)	$(368,138)

Net loss per share	$(1.40)	$(7.86)	$(0.67)	$(5.88)
Net loss per weighted average share	$(1.39)	$(8.26)	$(0.67)	$(4.93)
Weighted average shares outstanding	50,002	64,132	50,002	74,727

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Operations
Net loss	$(33,604)	$(368,138)
Capital transactions
Redemption of Shares	-	(2,148,469)
Net change in net assets	(33,604)	(2,516,607)

Net assets, beginning of period	1,993,747	4,445,013

Net assets, end of period	$1,960,143	$1,928,406
Net asset value per share at beginning of period	$39.87	$44.45

At end of period	$39.20	$38.57

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(33,604)	$(368,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(67,790)	286,507
Changes in operating assets and liabilities:
Collateral, due from broker	121,305	(280,907)
Interest receivable	-	171
Other assets	12,034	14,121
Management fee payable to Sponsor	(1,626)	(3,123)
Other liabilities	234	17,044
Net cash provided by (used in) operating activities	30,553	(334,325)

Cash flows from financing activities:
Redemption of Shares	-	(2,148,469)

Net change in cash and cash equivalents	30,553	(2,482,794)
Cash and cash equivalents, beginning of period	1,845,910	4,139,910
Cash and cash equivalents, end of period	$1,876,463	$1,657,116

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2013 and December 31, 2012.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2013 and 2012.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares. Effective May 18, 2012, the Fund had a minimum number of shares and this situation continued through June 30, 2013. No redemptions can be made until additional shares are created.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $1,876,463 and $1,845,910 in money market funds at June 30, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Sponsor elected to waive the management fee for the three and six months ended June 30, 2013; this action by the Sponsor resulted in an approximate $5,000 and $10,000 reduction in fees for these periods, respectively.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor may, at its discretion, pay certain expenses on behalf of the Fund. For the three and six months ended June 30, 2013, approximately $11,000 and $28,000 of expenses which were paid by the Sponsor that normally would have been paid by the Fund. For these same periods in 2012, the amounts were $0 and $14,500, respectively. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

On June 30, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the WTI Crude Oil Futures Contracts traded on the NYMEX fairly reflected the value of the WTI Crude Oil Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Fund.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012:

June 30, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2013
Cash equivalents	$1,876,463	$-	$-	$1,876,463
Commodity futures contracts	61,292	-	-	61,292
Total	$1,937,755	$-	$-	$1,937,755

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2013
Commodity futures contracts	$6,720	$-	$-	$6,720

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$1,845,910	$-	$-	$1,845,910
Commodity futures contracts	44,872	-	-	44,872
Total	$1,890,782	$-	$-	$1,890,782

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$58,090	$-	$-	$58,090

During the three and six months ended June 30, 2013 and 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three and six months ended June 30, 2013 and 2012, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2011-11 "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" and subsequently clarified in FASB ASU 2013-01 "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities."

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of June 30, 2013 and December 31, 2012.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
WTI crude oil futures contracts	$61,292	$-	$61,292	$6,720	$-	$54,572

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
WTI crude oil futures contracts	$6,720	$-	$6,720	$6,720	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
WTI crude oil futures contracts	$44,872	$-	$44,872	$44,872	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
WTI crude oil futures contracts	$58,090	$-	$58,090	$44,872	$13,218	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(77,810)	$15,180

Three months ended June 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$37,737	$(511,027)

 Six months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(87,130)	$67,790

Six months ended June 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$43,347	$(286,507)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of June 30, 2013 and December 31, 2012.

Note 5 – Financial Highlights

The following table presents per unit performance data and other, supplemental financial data for the six months ended June 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the six months ended June 30, 2013
Net asset value at beginning of period	$39.87
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(0.38)
Total expenses	(0.30)
Net decrease in net asset value	(0.67)
Net asset value at end of period	$39.20
Total Return	(1.68)%
Ratios to Average Net Assets (Annualized)
Total expense	1.50%
Net investment loss	(1.45)%

Per Share Operation Performance for the six months ended June 30, 2012
Net asset value at beginning of period	$44.45
Income from investment operations:
Investment income	0.02
Net realized and unrealized loss on commodity futures contracts	(4.21)
Total expenses	(1.69)
Net decrease in net asset value	(5.88)
Net asset value at end of period	$38.57
Total Return	(13.23)%
Ratios to Average Net Assets (Annualized)
Total expense	7.59%
Net investment loss	(7.51)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the six months ended June 30, 2013, this resulted in the waiving of Fund expenses of approximately $28,000. For the six months ended June 30, 2012, this resulted in the waiving of Fund expenses of $14,500. In addition, for the six months ended June 30, 2013, the Sponsor waived approximately $10,000 in management fees. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

For the period July 1, 2013 through August 9, 2013, there was nothing to report.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$6,130,910	$6,169,205
Commodity futures contracts	35,175	63,200
Collateral, due from broker	443,900	670,563
Interest receivable	390	425
Other assets	24,896	26,315
Total assets	6,635,271	6,929,708

Liabilities

Commodity futures contracts	102,987	284,575
Management fee payable to Sponsor	5,274	5,741
Other liabilities	4,293	3,217
Total liabilities	112,554	293,533

Net assets	$6,522,717	$6,636,175

Shares outstanding	275,004	275,004

Net asset value per share	$23.72	$24.13

Market value per share	$23.55	$24.07

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

June 30, 2013

(Unaudited)

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$6,130,910	93.99%

Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (31 contracts, settlement date January 14, 2014)	$35,175	0.54%	$1,947,963

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (37 contracts, settlement date November 14, 2013)	$69,537	1.07%	$2,316,200
CBOT Soybean futures (37 contracts, settlement date November 14, 2014)	33,450	0.51	2,270,413
Total commodity futures contracts	$102,987	1.58%	$4,586,613

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$6,169,205	92.96%
			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (28 contracts, settlement date May 14, 2013)	$40,775	$0.61%	$1,958,950
CBOT soybean futures (36 contracts, settlement date November 14, 2013)	22,425	0.34	2,344,950
Total commodity futures contracts	$63,200	$0.95%	$4,303,900

	Fair	Percentage of	Notional Amount
Description: Liabilities	Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures (33 contracts, settlement date March 14, 2013)	$ 284,575	$ 4.29%	$ 2,325,675

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$42,650	$67,640	$(174,925)	$77,981
Net change in unrealized appreciation or depreciation on commodity futures contracts	13,513	(24,765)	153,563	302,707
Interest income	739	1,032	1,661	1,432
Total income (loss)	56,902	43,907	(19,701)	382,120
Expenses
Management fees	15,562	11,728	32,795	17,778
Professional fees	16,380	55,151	32,580	55,151
Distribution and marketing fees	31,941	37,133	77,841	61,885
Custodian fees and expenses	1,502	32,211	2,987	64,421
Business permits and licenses fees	2,821	1,824	5,611	1,824
General and administrative expenses	4,277	9,282	8,507	9,282
Brokerage commissions	1,911	653	3,801	996
Other expenses	1,911	2,151	4,306	2,151
Total expenses	76,305	150,133	168,428	213,488
Net (loss) income	$(19,403)	$(106,226)	$(188,129)	$168,632

Net income (loss) per share	$0.07	$0.34	$(0.41)	$2.54
Net (loss) income per weighted average share	$(0.07)	$(0.54)	$(0.68)	$1.10
Weighted average shares outstanding	262,367	198,374	275,418	152,614

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Operations
Net (loss) income	$(188,129)	$168,632
Capital transactions
Issuance of Shares	1,859,169	4,154,488
Redemption of Shares	(1,784,498)	(4,069,742)
Total capital transactions	74,671	84,746
Net change in net assets	(113,458)	253,378

Net assets, beginning of period	6,636,175	2,186,430

Net assets, end of period	$6,522,717	$2,439,808

Net asset value per share at beginning of period	$24.13	$21.86

At end of period	$23.72	$24.40

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net (loss) income	$(188,129)	$168,632
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(153,563)	(302,707)
Changes in operating assets and liabilities:
Collateral, due from broker	226,663	251,582
Interest receivable	35	(21)
Other assets	1,419	(35,785)
Management fee payable to Sponsor	(467)	1,184
Other liabilities	1,076	17,405
Net cash (used in) provided by operating activities	(112,966)	100,290

Cash flows from financing activities:
Proceeds from sale of Shares	1,859,169	4,154,488
Redemption of Shares	(1,784,498)	(4,069,742)
Net cash provided by financing activities	74,671	84,746

Net change in cash and cash equivalents	(38,295)	185,036
Cash and cash equivalents, beginning of period	6,169,205	2,055,369
Cash and cash equivalents, end of period	$6,130,910	$2,240,405

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

On June 17, 2011, the Fund’s registration of 10,000,000 shares on Form S-1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “SOYB.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing soybean commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2013 and December 31, 2012.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $6,130,910 and $6,169,205 in money market funds at June 30, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the three and six months ended June 30, 2013, the Fund recorded $15,562 and $32,795 in management fees to the Sponsor, respectively. For the three and six months ended June 30, 2012, the Fund recorded $11,728 and $17,778, respectively, in management fees to the Sponsor.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses associated with the Fund’s tax accounting and reporting requirements. The Sponsor can elect to waive certain fees or expenses that would generally be paid for by the Fund. For the three and six months ended June 30, 2013, approximately $5,700 of expenses were paid by the Sponsor. For the six months ended June 30, 2012, approximately $4,200 of expenses were waived. As of December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the six months ended June 30, 2013, the Sponsor sought approximately $184,000 in reimbursement from CORN, SOYB and WEAT for these expenses. These Funds have not recorded the remaining $376,000 of expenses subject to reimbursement to the Sponsor as payment is not probable at June 30, 2013. The Sponsor has increased the expense accruals per day for the Fund by $500 effective July 1, 2013.

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

On June 30, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, and no adjustments were necessary.

The Soybean Futures Contracts traded on the CBOT due to settle on November 14, 2014 (the “NOV14 Soybean Contracts”) did not, in the opinion of the Trust and SOYB, trade in an actively traded futures market as defined in the policy of the Trust and SOYB for the entire period during which they were held. Accordingly, the Trust and SOYB classified these as a Level 2 liability for the period ended March 31, 2013. The NOV14 Soybean Contracts were, in the opinion of the Trust and SOYB, fairly valued at settlement on March 31, 2013.

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

New Accounting Pronouncements

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Fund.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012:

June 30, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2013
Cash equivalents	$6,130,910	$-	$-	$6,130,910
Commodity futures contracts	35,175	-	-	35,175
Total	$6,166,085	$-	$-	$6,166,085

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2013
Commodity futures contracts	$102,987	$-	$-	$102,987

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$6,169,205	$-	$-	$6,169,205
Commodity futures contracts	63,200	-	-	63,200
Total	$6,232,405	$-	$-	$6,232,405

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$284,575	$-	$-	$284,575

Transfers into and out of each level of the fair value hierarchy for the NOV14 Soybean Contracts for the six months ended June 30, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Soybean future contracts	$6,850	$6,850	$6,850	$6,850	$-	$-

During the six months ended June 30, 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three and six months ended June 30, 2013 and 2012, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2011-11 "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" and subsequently clarified in FASB ASU 2013-01 "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities."

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of June 30, 2013 and December 31, 2012.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Soybean futures contracts	$35,175	$-	$35,175	$35,175	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Soybean futures contracts	$102,987	$-	$102,987	$35,175	$67,812	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Soybean futures contracts	$63,200	$-	$63,200	$63,200	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Soybean futures contracts	$284,575	$-	$284,575	$63,200	$221,375	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2013

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$42,650	$13,513

Three months ended June 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$67,640	$(24,765)

Six months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(174,925)	$153,563

Six months ended June 30, 2012

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$77,981	$302,707

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of June 30, 2013 and December 31, 2012.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for six months ended June 30, 2013
Net asset value at beginning of period	$24.13
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	0.19
Total expenses	(0.61)
Net decrease in net asset value	(0.41)
Net asset value at end of period	$23.72
Total Return	(1.70)%
Ratios to Average Net Assets (Annualized)
Total expense	5.14%
Net investment loss	(5.09)%

Per Share Operation Performance for six months ended June 30, 2012
Net asset value at beginning of period	$21.86
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	3.93
Total expenses	(1.40)
Net increase in net asset value	2.54
Net asset value at end of period	$24.40
Total Return	11.62%
Ratios to Average Net Assets
Total expense	12.11%
Net investment loss	(12.03)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the six month period ended June 30, 2013, approximately $5,700 of expenses was paid by the Sponsor. For the six months ended June 30, 2012, approximately $4,200 of expenses were waived. As of December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the six months ended June 30, 2013, the Sponsor sought approximately $184,000 in reimbursement from CORN, SOYB and WEAT for these expenses. These Funds have not recorded the remaining $376,000 of expenses subject to reimbursement to the Sponsor as payment is not probable at June 30, 2013. The Sponsor has increased the expense accruals per day for the Fund by $500 effective July 1, 2013.

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

For the period July 1, 2013 through August 9, 2013 there was nothing to report.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,503,377	$2,088,533
Collateral, due from broker	270,423	189,259
Interest receivable	162	164
Other assets	14,713	27,067
Total assets	2,788,675	2,305,023

Liabilities

Commodity futures contracts	176,411	78,378
Other liabilities	2,058	747
Total liabilities	178,469	79,125

Net assets	$2,610,206	$2,225,898

Shares outstanding	175,004	125,004

Net asset value per share	$14.92	$17.81

Market value per share	$14.92	$17.84

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

June 30, 2013

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,503,377	95.91%

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures (46 contracts, settlement date February 28, 2014)	$110,891	4.25%	$913,965
ICE sugar futures (39 contracts, settlement date April 30, 2014)	3,438	0.13	773,573
ICE sugar futures (45 contracts, settlement date February 27, 2015)	62,082	2.38	920,304
Total commodity futures contracts	$176,411	6.76%	$2,607,842

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair	Percentage of
Description: Assets	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,088,533	93.83%

	Fair	Percentage of	Notional Amount
Description: Liabilities	Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures (35 contracts, settlement date April 30, 2013)	$38,629	1.74%	$768,320
ICE sugar futures (30 contracts, settlement date June 28, 2013)	11,189	0.50	663,264
ICE sugar futures (34 contracts, settlement date February 28, 2014)	28,560	1.28	783,686
Total commodity futures contracts	$78,378	3.52%	$2,215,270

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(199,292)	$(586,576)	$(285,118)	$(596,310)
Net change in unrealized appreciation or depreciation on commodity futures contracts	25,088	(76,531)	(98,033)	77,214
Interest income	299	740	604	1,149
Total loss	(173,905)	(662,367)	(382,547)	(517,947)
Expenses
Management fees	-	7,846	-	14,055
Professional fees	8,077	55,150	12,243	55,150
Distribution and marketing fees	336	37,132	4,814	61,884
Custodian fees and expenses	-	32,211	-	64,421
Business permits and licenses fees	-	1,824	(124)	1,824
General and administrative expenses	239	9,282	245	9,282
Brokerage commissions	455	1,546	455	2,019
Other expenses	250	2,150	453	2,150
Total expenses	9,357	147,141	18,086	210,785
Net loss	$(183,262)	$(809,508)	$(400,633)	$(728,732)

Net loss per share	$(1.20)	$(4.47)	$(2.89)	$(3.76)
Net loss per weighted average share	$(1.16)	$(5.48)	$(2.73)	$(5.76)
Weighted average shares outstanding	157,504	147,806	146,827	126,515

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Operations
Net loss	$(400,633)	$(728,732)
Capital transactions
Issuance of Shares	784,941	2,960,251
Redemption of Shares	-	(3,572,730)
Total capital transactions	784,941	(612,479)
Net change in net assets	384,308	(1,341,211)
Net assets, beginning of period	2,225,898	2,306,249
Net assets, end of period	$2,610,206	$965,038

Net asset value per share at beginning of period	$17.81	$23.06
At end of period	$14.92	$19.30

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(400,633)	$(728,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	98,033	(77,214)
Changes in operating assets and liabilities:
Collateral, due from broker	(81,164)	262,317
Interest receivable	2	20
Other assets	12,354	(29,692)
Management fee payable to Sponsor	-	(299)
Other liabilities	1,311	17,942
Net cash used in operating activities	(370,097)	(555,658)

Cash flows from financing activities:
Proceeds from sale of Shares	784,941	2,960,251
Redemption of Shares	-	(3,572,730)
Net cash provided by (used in) financing activities	784,941	(612,479)

Net change in cash and cash equivalents	414,844	(1,168,137)
Cash and cash equivalents, beginning of period	2,088,533	2,051,003
Cash and cash equivalents, end of period	$2,503,377	$882,866

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

On June 17, 2011, the Fund’s registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “CANE.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on ICE. On December 31, 2010, the fund had four shares outstanding, which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2013 and December 31, 2012.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $2,503,377 and $2,088,533 in money market funds at June 30, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three and six months ended June 30, 2013, this election by the Sponsor resulted in approximately $5,900 and $11,600 reduction in management fees, respectively.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor may, at its discretion, pay certain expenses on behalf of the Fund. For the three and six months ended June 30, 2013, approximately $19,200 and $37,600 of expenses were paid by the Sponsor that normally would have been paid by the Fund. For the same periods in 2012, approximately $11,500 and $15,500 of expenses were paid by the Sponsor. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

The Sugar Futures Contracts traded on ICE due to settle on February 27, 2015 (the “MAR15 ICE Sugar Contracts”) did not, in the opinion of the Trust and CANE, trade in an actively traded futures market as defined in the policy of the Trust and CANE for the entire period during which they were held. Accordingly, the Trust and CANE have classified these as a Level 2 liability for the period ended June 30, 2013. The MAR15 Sugar Contracts were, in the opinion of the Trust and CANE, fairly valued at settlement on June 30, 2013.

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

New Accounting Pronouncements

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Fund.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012:

June 30, 2013
				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2013
Cash equivalents	$2,503,377	$-	$-	$2,503,377

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2013
Commodity futures contracts	$114,329	$62,082	$-	$176,411

December 31, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$2,088,533	$-	$-	$2,088,533

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$78,378	$-	$-	$78,378

Transfers into and out of each level of the fair value hierarchy for the FEB15 Sugar Contracts, for the six months ended June 30, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Sugar future contracts	$-	$62,082	$62,082	$-	$-	$-

During the six months ended June 30, 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three and six months ended June 30, 2013 and 2012, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2011-11 "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" and subsequently clarified in FASB ASU 2013-01 "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities."

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of June 30, 2013 and December 31, 2012.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Sugar futures contracts	$176,411	$-	$176,411	$-	$176,411	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Sugar futures contracts	$78,378	$-	$78,378	$-	$78,378	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(199,292)	$25,088

Three months ended June 30, 2012

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(586,576)	$(76,531)

Six months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(285,118)	$(98,033)

Six months ended June 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(596,310)	$77,214

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of June 30, 2013 and December 31, 2012.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the six months ended June 30, 2013
Net asset value at beginning of period	$17.81
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(2.77)
Total expenses	(0.12)
Net decrease in net asset value	(2.89)
Net asset value at end of period	$14.92
Total Return	(16.23)%
Ratios to Average Net Assets (Annualized)
Total expense	1.54%
Net investment loss	(1.49)%

Per Share Operation Performance for the six months ended June 30, 2012
Net asset value at beginning of period	$23.06
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.10)
Total expenses	(1.67)
Net decrease in net asset value	(3.76)
Net asset value at end of period	$19.30
Total Return	(16.31)%
Ratios to Average Net Assets (Annualized)
Total expense	(15.14)%
Net investment loss	(15.06)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the six months ended June 30, 2013, this resulted in the waiving of Fund expenses of approximately $37,600 and $11,600 reduction in management fees. For the period ended June 30, 2012, $15,500 in expenses were waived.

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

For the period July 1, 2013 through August 9, 2013 there was nothing to report.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$6,369,700	$3,356,906
Commodity futures contracts	-	15,762
Collateral, due from broker	1,189,580	532,964
Interest receivable	405	203
Other assets	23,786	26,443
Total assets	7,583,471	3,932,278

Liabilities

Commodity futures contracts	708,075	206,850
Management fee payable to Sponsor	5,610	2,775
Other liabilities	3,750	3,444
Total liabilities	717,435	213,069

Net assets	$6,866,036	$3,719,209

Shares outstanding	400,004	175,004

Net asset value per share	$17.16	$21.25

Market value per share	$17.05	$21.32

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

June 30, 2013

(Unaudited)

	Fair	Percentage of
Description: Assets	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$6,369,700	92.77%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures (73 contracts, settlement date September 13, 2013)	$195,275	2.84%	$2,400,788
CBOT wheat futures (61 contracts, settlement date December 13, 2013)	318,575	4.64	2,048,075
CBOT wheat futures (68 contracts, settlement date December 12, 2014)	194,225	2.83	2,417,400
Total commodity futures contracts	$708,075	10.31%	$6,866,263

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair	Percentage of	Notional Amount
Description: Assets	Value	Net Assets	(Long Exposure)
Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$3,356,906	90.26%
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures (32 contracts, settlement date December 13, 2013)	$15,762	0.42	$1,313,200

	Fair	Percentage of	Notional Amount
Description: Liabilities	Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures (33 contracts, settlement date May 14, 2013)	$166,925	4.49%	$1,299,787
CBOT wheat futures (28 contracts, settlement date July 12, 2013)	39,925	1.07	1,111,250
Total commodity futures contracts	$206,850	5.56%	$2,411,037

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(370,837)	$(360,072)	$(756,375)	$(464,222)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(78,012)	288,123	(516,987)	388,348
Interest income	769	923	1,540	1,291
Total loss	(448,080)	(71,026)	(1,271,822)	(74,583)
Expenses
Management fees	15,982	11,195	29,591	16,902
Professional fees	16,380	55,151	26,055	55,151
Distribution and marketing fees	32,123	37,133	59,393	61,885
Custodian fees and expenses	1,502	32,210	2,987	64,421
Business permits and licenses fees	2,821	1,824	4,441	1,824
General and administrative expenses	4,095	9,282	6,615	9,282
Brokerage commissions	1,820	1,352	3,620	1,810
Other expenses	1,661	1,900	3,971	1,900
Total expenses	76,384	150,047	136,673	213,175
Net loss	$(524,464)	$(221,073)	$(1,408,495)	$(287,758)

Net (loss) income per share	$(1.25)	$0.66	$(4.09)	$(0.28)
Net (loss) income per weighted average share	$(1.51)	$0.99	$(4.48)	$(1.74)
Weighted average shares outstanding	348,081	222,806	314,645	165,251

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Operations
Net loss	$(1,408,495)	$(287,758)
Capital transactions
Issuance of Shares	5,908,805	3,722,288
Redemption of Shares	(1,353,483)	(2,910,939)
Total capital transactions	4,555,322	811,349
Net change in net assets	3,146,827	523,591

Net assets, beginning of period	3,719,209	2,235,888

Net assets, end of period	$6,866,036	$2,759,479
Net asset value per share at beginning of period	$21.25	$22.36

At end of period	$17.16	$22.08

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(1,408,495)	$(287,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	516,987	(388,348)
Changes in operating assets and liabilities:
Collateral, due from broker	(656,616)	289,136
Interest receivable	(202)	(17)
Other assets	2,657	(32,720)
Collateral, due to broker	-	16,137
Management fee payable to Sponsor	2,835	1,166
Other liabilities	306	17,847
Net cash used in operating activities	(1,542,528)	(384,557)

Cash flows from financing activities:
Proceeds from sale of Shares	5,908,805	3,722,288
Redemption of Shares	(1,353,483)	(2,910,939)
Net cash provided by financing activities	4,555,322	811,349

Net change in cash and cash equivalents	3,012,794	426,792
Cash and cash equivalents, beginning of period	3,356,906	2,022,024
Cash and cash equivalents, end of period	$6,369,700	$2,448,816

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

On June 17, 2011, the Fund’s registration of 10,000,000 shares on Form S-1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “WEAT.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2013 and December 31, 2012.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for periods ended June 30, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $6,369,700 and $3,356,906 in money market funds at June 30, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the three months ended June 30, 2013, the Fund recorded $15,982 in management fees to the Sponsor. For the three months ended June 30, 2012, the Fund recorded $11,195 in management fees to the Sponsor. For the six months ended June 30, 2013, the Fund recorded $29,591 in management fees to the Sponsor. For the six months ended June 30, 2012, the Fund recorded $16,902 in management fees to the Sponsor.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. For the three and six months ended June 30, 2013, approximately $5,600 of expenses were paid by the Sponsor. For the three and six month periods ended June 30, 2012 approximately $500 and $4,200 respectively were paid by the Sponsor. As of December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the six months ended June 30, 2013, the Sponsor sought approximately $184,000 in reimbursement from CORN, SOYB and WEAT for these expenses. These Funds have not recorded the remaining $376,000 of expenses subject to reimbursement to the Sponsor as payment is not probable at June 30, 2013. The Sponsor has increased the expense accruals per day for the Fund by $500 effective July 1, 2013.

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

The Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 (the “DEC14 Wheat Contracts”) did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT have classified these as a Level 2 liability for the period ended June 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2013.

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

New Accounting Pronouncements

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Fund.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012:

June 30, 2013
				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2013
Cash equivalents	$6,369,700	$-	$-	$6,369,700

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2013
Commodity futures contracts	$513,850	$194,225	$-	$708,075
December 31, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$3,356,906	$-	$-	$3,356,906
Commodity futures contracts	15,762	-	-	15,762
Total	$3,372,668	$-	$-	$3,372,668

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$206,850	$-	$-	$206,850

Transfers into and out of each level of the fair value hierarchy for the DEC14 Wheat Contracts, for the six months ended June 30, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Wheat future contracts	$-	$194,225	$194,225	$-	$-	$-

During the six months ended June 30, 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the six months ended June 30, 2013 and 2012, the Fund invested only in commodity futures contracts. Cleared Wheat Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract. Additionally, Other Wheat Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Wheat Interests, can generally be structured as the parties to the Wheat Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2011-11 "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" and subsequently clarified in FASB ASU 2013-01 "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities."

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of June 30, 2013 and December 31, 2012.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Wheat futures contracts	$708,075	$-	$708,075	$-	$708,075	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Wheat futures contracts	$15,762	$-	$15,762	$15,762	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Wheat futures contracts	$206,850	$-	$206,850	$15,762	$191,088	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(370,837)	$(78,012)

Three months ended June 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(360,072)	$288,123

Six months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(756,375)	$(516,987)

Six months ended June 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(464,222)	$388,348

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of June 30, 2013 and December 31, 2012.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the six months ended June 30, 2013
Net asset value at beginning of period	$21.25
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(3.66)
Total expenses	(0.43)
Net decrease in net asset value	(4.09)
Net asset value at end of period	$17.16
Total Return	(19.25)%
Ratios to Average Net Assets (Annualized)
Total expense	4.60%
Net investment loss	(4.55)%

Per Share Operation Performance for the six months June 30, 2012
Net asset value at beginning of period	$22.36
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	1.00
Total expenses	(1.29)
Net decrease in net asset value	(0.28)
Net asset value at end of period	$22.08
Total Return	(1.25)%
Ratios to Average Net Assets (Annualized)
Total expense	12.70%
Net investment loss	(12.63)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the six months ended June 30, 2013, approximately $5,600 of expenses were paid by the Sponsor. For the six months ended June 30, 2012 approximately $4,200 were paid by the Sponsor. As of December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the six months ended June 30, 2013, the Sponsor sought approximately $184,000 in reimbursement from CORN, SOYB and WEAT for these expenses. These Funds have not recorded the remaining $376,000 of expenses subject to reimbursement to the Sponsor as payment is not probable at June 30, 2013. The Sponsor has increased the expense accruals per day for the Fund by $500 effective July 1, 2013.

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

For the period July 1, 2013 through August 9, 2013 there was nothing to report.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Investments in securities, at fair value (cost $2,647,235 and $2,679,379 as of June 30, 2013 and December 31, 2012, respectively)	$2,119,794	$2,426,187
Cash and cash equivalents	7,242	6,419
Other assets	1,663	4,989
Total assets	2,128,699	2,437,595

Liabilities

Other liabilities	538	874

Net assets	$2,128,161	$2,436,721

Shares outstanding	50,002	50,002

Net asset value per share	$42.56	$48.73

Market value per share	$41.34	$48.74

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

June 30, 2013

(Unaudited)

	Fair	Percentage of
Description: Assets	Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$518,947	24.38%	13,408
Teucrium Soybean Fund	537,369	25.25	22,656
Teucrium Wheat Fund	522,448	24.55	30,437
Teucrium Sugar Fund	541,030	25.42	36,274
Total exchange-traded funds (cost $2,647,235)	$2,119,794	99.60%

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$7,242	0.34%

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

				From the commencement of
	Three months ended	Three months ended	Six months ended	operations (March 28, 2012)
	June 30, 2013	June 30, 2012	June 30, 2013	through June 30, 2012
Income
Realized and unrealized (loss) gain on trading of securities:
Realized loss on securities	$(19,584)	$(971,557)	$(28,629)	$(969,837)
Net change in unrealized appreciation or depreciation on securities	(87,182)	(129,928)	(274,249)	73,269
Interest income	(1)	16	(3)	17
Total loss	(106,767)	(1,101,469)	(302,881)	(896,551)
Expenses
Professional fees	2,378	(693)	1,851	(261)
Distribution and marketing fees	411	11,718	3,427	11,799
Custodian fees and expenses	(89)	1,194	44	1,275
Business permits and licenses fees	(125)	(321)	(69)	(213)
General and administrative expenses	129	1,596	315	1,704
Brokerage commissions	30	1,249	62	1,249
Other expenses	34	364	49	364
Total expenses	2,768	15,107	5,679	15,917
Net loss	$(109,535)	$(1,116,576)	$(308,560)	$(912,468)

Net (loss) income per share	$(2.19)	$(1.09)	$(6.17)	$0.41
Net loss per weighted average share	$(2.19)	$(5.57)	$(6.17)	$(4.46)
Weighted average shares outstanding	50,002	200,551	50,002	204,739

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

		From the commencement of
	Six months ended	operations (March 28, 2012)
	June 30, 2013	through June 30, 2012
Operations
Net loss	$(308,560)	$(912,468)
Capital transactions
Issuance of Shares	-	15,000,000
Redemption of Shares	-	(11,608,241)
Total capital transactions	-	3,391,759
Net change in net assets	(308,560)	2,479,291
Net assets, beginning of period	2,436,721	100
Net assets, end of period	$2,128,161	$2,479,391
Net asset value per share at beginning of period	$48.73	$50.00
At end of period	$42.56	$49.59

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

		From the commencement of
	Six months ended	operations (March 28, 2012)
	June 30, 2013	through June 30, 2012
Cash flows from operating activities:
Net loss	$(308,560)	$(912,468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on securities	274,249	(73,269)
Changes in operating assets and liabilities:
Net purchases and sales of investments in securities	32,144	(2,386,521)
Other assets	3,326	(1)
Payable for investments purchased	-	(7,419)
Other liabilities	(336)	389
Net cash provided by (used in) operating activities	823	(3,379,289)
Cash flows from financing activities:
Proceeds from sale of Shares	-	15,000,000
Redemption of Shares	-	(11,608,241)
Net cash provided by financing activities	-	3,391,759
Net change in cash and cash equivalents	823	12,470
Cash and cash equivalents, beginning of period	6,419	100
Cash and cash equivalents, end of period	$7,242	$12,570

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

On April 22, 2011, a registration statement was filed with the Securities and Exchange Commission (“SEC”). On February 10, 2012, the Fund’s initial registration of 5,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On March 28, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “TAGS.” On the business day prior to that, the Fund issued 300,000 shares in exchange for $15,000,000 at the Fund’s initial NAV of $50 per share. The Fund also commenced investment operations on March 28, 2012 by purchasing shares of the Underlying Funds. On December 31, 2011, the Fund had two shares outstanding, which were owned by the Sponsor.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2013 and December 31, 2012.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ended June 30, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $7,242 and $6,419 in money market funds at June 30, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Due from/to Broker for Securities Transactions

Due from/to broker for investments in securities are securities transactions pending settlement. For the six months ended June 30, 2013 and for the period from the commencement of operations (March 28, 2012) through December 31, 2012, all of the Fund’s securities transactions for the shares of the Underlying Funds, money balances were transacted with the Bank of New York Mellon and security transactions for the sale and purchase of shares of the Underlying Funds were principally transacted with the Bank of New York Mellon Capital Markets. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

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

Sponsor Fee and Allocation of Expenses

The Fund pays no direct management fees to the Sponsor. The Underlying Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum; these fees are recognized in the statements contained in this Form on 10-Q for each of the Underlying Funds. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. For the three and six months ended June 30, 2013, approximately $21,200 and $35,800, respectively, of expenses were paid by the Sponsor. For the three months ended June 30, 2012 and from the commencement of operations (March 28, 2012) through June 30, 2012, approximately $500 of expenses were paid by the Sponsor. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

New Accounting Pronouncements

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Fund.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012:

June 30, 2013
				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2013
Exchange-traded funds	$2,119,794	$-	$-	$2,119,794
Cash equivalents	7,242	-	-	7,242
Total	$2,127,036	$-	$-	$2,127,036

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Exchange-traded funds	$2,426,187	$-	$-	$2,426,187
Cash equivalents	6,419	-	-	6,419
Total	$2,432,606	$-	$-	$2,432,606

Note 4 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2013 and from the commencement of operations (March 28, 2012) through June 30, 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the six months ended June 30, 2013
Net asset value at beginning of period	$48.73
Income from investment operations:
Investment income	-
Net realized and unrealized loss on investment transactions	(6.06)
Total expenses	(0.11)
Net decrease in net asset value	(6.17)
Net asset value at end of period	$42.56
Total Return	(12.66)%
Ratios to Average Net Assets (Annualized)
Total expense	0.50%
Net investment loss	(0.50)%

Per Share Operation Performance from the commencement of operations (March 28, 2012) through June 30, 2012
Net asset value at beginning of period	$50.00
Income from investment operations:
Investment income	-
Net realized and unrealized loss on investment transactions	(0.33)
Total expenses	(0.08)
Net decrease in net asset value	(0.41)
Net asset value at end of period	$49.59
Total Return	(0.82)%
Ratios to Average Net Assets (Annualized)
Total expense	0.63%
Net investment loss	(0.63)%

The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. For the six months ended June 30, 2013, approximately $35,800 of expenses were paid by the Sponsor. From the commencement of operations (March 28, 2012) through June 30, 2012, approximately $500 of expenses were paid by the Sponsor. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

For the period July 1, 2013 through August 9, 2013 there was nothing to report.

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

On June 5, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010.

On October 22, 2010, the initial Forms S-1 for NAGS and CRUD were declared effective by the SEC. On January 31, 2011, four Creation Baskets for NAGS were issued representing 200,000 shares and $5,000,000. NAGS began trading on the NYSE Arca on February 1, 2011. On February 22, 2011, four Creation Baskets for CRUD were issued representing 100,000 shares and $5,000,000.  CRUD began trading on the NYSE Arca on February 23, 2011.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2013, Benchmark Component Futures Contracts weights for each of the Funds:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (494 contracts, settlement date September 13, 2013)	$13,517,075	35%
CBOT Corn Futures (453 contracts, settlement date December 13, 2013)	11,574,150	30
CBOT Corn Futures (516 contracts, settlement date December 12, 2014)	13,667,550	35
Total at June 30, 2013	$38,758,775	100%

NAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX Natural Gas Futures (23 contracts, settlement date September 26, 2013)	$821,560	25%
NYMEX Natural Gas Futures (23 contracts, settlement date October 29, 2013)	838,580	25
NYMEX Natural Gas Futures (22 contracts, settlement date February 26, 2014)	852,060	25
NYMEX Natural Gas Futures (22 contracts, settlement date March 27, 2014)	834,460	25
Total at June 30, 2013	$3,346,660	100%

CRUD Benchmark Component Futures Contracts	Notional Value	Weight (%)
WTI Crude Oil Futures (7 contracts, settlement date November 20, 2013)	$660,660	33%
WTI Crude Oil Futures (7 contracts, settlement date May 20, 2014)	635,180	32
WTI Crude Oil Futures (8 contracts, settlement date November 20, 2014)	705,760	35
Total at June 30, 2013	$2,001,600	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (37 contracts, settlement date November 14, 2013)	$2,316,200	35%
CBOT Soybean Futures (31 contracts, settlement date January 14, 2014)	1,947,963	30
CBOT Soybean Futures (37 contracts, settlement date November 14, 2014)	2,270,413	35
Total at June 30, 2013	$6,534,576	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (46 contracts, settlement date February 28, 2014)	$913,965	35%
ICE Sugar Futures (39 contracts, settlement date April 30, 2014)	773,573	30
ICE Sugar Futures (45 contracts, settlement date February 27, 2015)	920,304	35
Total at June 30, 2013	$2,607,842	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (73 contracts, settlement date September 13, 2013)	$2,400,788	35%
CBOT Wheat Futures (61 contracts, settlement date December 13, 2013)	2,048,075	30
CBOT Wheat Futures (68 contracts, settlement date December 12, 2014)	2,417,400	35
Total at June 30, 2013	$6,866,263	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund	$518,947	25%
Shares of Teucrium Soybean Fund	537,369	25
Shares of Teucrium Wheat Fund	522,448	25
Shares of Teucrium Sugar Fund	541,030	25
Total at June 30, 2013	$2,119,794	100%

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

Performance Summary

This report covers the period from January 1, 2013 to June 30, 2013, for each Fund.

CORN Per Share Operation Performance
Net asset value at beginning of period	$44.34
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(4.20)
Total expenses	(1.45)
Net decrease in net asset value	(5.64)
Net asset value end of period	$38.70
Total Return	(12.72)%
Ratios to Average Net Assets (Annualized)
Total expense	6.93%
Net investment loss	(6.87)%

NAGS Per Share Operation Performance
Net asset value at beginning of period	$11.56
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(0.29)
Total expenses	(0.10)
Net decrease in net asset value	(0.39)
Net asset value at end of period	$11.17
Total Return	(3.37)%
Ratios to Average Net Assets (Annualized)
Total expense	1.47%
Net investment loss	(1.43)%
CRUD Per Share Operation Performance
Net asset value at beginning of period	$39.87
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(0.38)
Total expenses	(0.30)
Net decrease in net asset value	(0.67)
Net asset value at end of period	$39.20
Total Return	(1.68)%
Ratios to Average Net Assets (Annualized)
Total expense	1.50%
Net investment loss	(1.45)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$24.13
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	0.19
Total expenses	(0.61)
Net decrease in net asset value	(0.41)
Net asset value at end of period	$23.72
Total Return	(1.70)%
Ratios to Average Net Assets (Annualized)
Total expense	5.14%
Net investment loss	(5.09)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$17.81
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(2.77)
Total expenses	(0.12)
Net decrease in net asset value	(2.89)
Net asset value at end of period	$14.92
Total Return	(16.23)%
Ratios to Average Net Assets (Annualized)
Total expense	1.54%
Net investment loss	(1.49)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$21.25
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(3.66)
Total expenses	(0.43)
Net decrease in net asset value	(4.09)
Net asset value at end of period	$17.16
Total Return	(19.25)%
Ratios to Average Net Assets (Annualized)
Total expense	4.60%
Net investment loss	(4.55)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$48.73
Income from investment operations:
Investment income	-
Net realized and unrealized loss on investment transactions	(6.06)
Total expenses	(0.11)
Net decrease in net asset value	(6.17)
Net asset value at end of period	$42.56
Total Return	(12.66)%
Ratios to Average Net Assets (Annualized)
Total expense	0.50%
Net investment loss	(0.50)%

The performance of each Fund for the period January 1, 2013 to June 30, 2013 and the exchange-traded Shares are detailed below in “Results of Operations.”  Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The discussion below addresses the material changes in the results of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 and for the three months ended June 30, 2013 compared to the three months ended March 31, 2013. CORN, NAGS, CRUD, SOYB, WEAT and CANE operated for the entirety of both the 2012 periods. TAGS did not commence operations until March 28, 2012.

The Teucrium Corn Fund

For the quarter ended June 30, 2013, CORN had a total loss of $(1,815,942) compared to a total income of $3,917,888 for the quarter ended June 30, 2012 and a total loss of $(2,462,883) for the quarter ended March 31, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses. The NAV per share of the Fund decreased from $42.02 on June 30, 2012 to $38.70 on June 30, 2013, from $44.34 on December 31, 2012, and from $41.00 on March 31, 2013. The NAV per share in the three months ended June 30, 2012 had increased $2.85, an increase which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The decrease in the NAV per share when compared to the periods ending June 30, 2012, December 31, 2012 and March 31, 2013 has been driven principally by updates to the USDA’s outlook for corn prices, supply and demand. In general, the USDA’s estimate of corn production in the United States for the crop year 2013-14 is significantly improved over last year’s production which was impacted by the drought in the Midwest. A summary of the USDA’s most recent monthly report, which was released on July 11, 2013, is presented in the Market Outlook section of this filing.

For the quarter ended June 30, 2013, CORN had total expenses of $675,057 compared to $824,260 for the quarter ended June 30, 2012 and $673,927 for the quarter ended March 31, 2013. This decrease of $149,203 for the quarter year over year was driven primarily by decreases in the management fee and accruals for professional fees and for general and administrative expenses related to the ongoing operations of the Fund; these were partially offset by an increase in accruals for distribution and marketing fees. The Sponsor has reduced the overall costs for operating the Funds over the period. The approximately $47,000 decrease in the management fee was a result of lower average assets under management in the 2013 period than in 2012. The increase in business permits and license fees resulted principally from a timing difference in accruals for fees to the New York Stock Exchange. The increase in brokerage commissions in the current period reflects the Sponsor’s most current estimate, taking into account contract rolls. Total expenses for the Quarter ended June 30, 2013 increased by approximately $1,000 over the period ended March 31, 2013.

For the six months ended June 30, 2013, CORN had total expenses of $1,348,984 compared to $1,711,819 for the six months ended June 30, 2012. This decrease of $362,835 for the six months year over year was driven primarily by decreases of approximately $118,000 in the management fee, $192,000 in accruals for professional fees, and approximately $48,000 in accruals for general and administrative expenses related to the ongoing operations of the Fund. The Sponsor has reduced the overall costs for operating the Funds over the twelve-month period.

The total expense ratio for the six-month period ended June 30, 2013 was 6.93% while it was 5.49% for the period ended June 30, 2012. This higher expense ratio was driven by a reduction in average net assets, offset partially by a reduction in total expenses. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The Sponsor has increased the expense accruals per day by $1,500 effective July 1, 2013.

Shares outstanding decreased by approximately 32% period over period from 1,475,004 on June 30, 2012 to 1,000,004 on June 30, 2013. This reduction was due primarily to macro market trends which saw a shift, in general, from commodities to other investment classes, a concern about the possibility of continued global economic growth, particularly in developing nations, which could sustain demand for agricultural commodities at current prices, and the more favorable corn production situation in the United States. Shares outstanding increased by 25,000 from March 31, 2013 to June 30, 2013.

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

The Teucrium Natural Gas Fund

For the quarter ended June 30, 2013, NAGS had a total loss of $(416,068) compared to a total income of $134,345 for the quarter ended June 30, 2012 and a total gain of $382,298 for the quarter ended March 31, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses. The NAV per share of the Fund decreased from $11.83 on June 30, 2012 to $11.17 on June 30, 2013, from $11.56 on December 31, 2012, and from $12.60 on March 31, 2013. The NAV per share in the three months ended June 30, 2012 had increased $0.81, an increase which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

In general, the price of Natural Gas Futures had been generally falling since early 2011, reaching a multi-year low before stabilizing in the spring of 2012; after peaking for the season in the spring 2013, the price of Natural Gas Futures fell as the cold weather season ended and inventories increased.

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. Total expenses for the quarter ended June 30, 2013 were $13,739; total expenses for the same quarter in 2012 were $8,942 and for the quarter ended March 31, 2013 were $14,930. For the six months ended June 30, 2013, the total expenses were $28,669 compared to $14,738 for the same period in 2012. The total expense ratio for all these periods was approximately 1.50% as outlined in the July 29, 2011 8-K. Of the total expenses in the quarter ending June 30, 2013, $9,358 was attributable to payment of the management fee to the Sponsor; this expense was $19,540 for the six month period in 2013. There was no management fee recorded in the comparable quarter or six month period of 2012. The management fee for the quarter ended March 31, 2013 was $10,182. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor paid approximately $17,200 of expenses in the quarter ending June 30, 2013 and $36,300 for the six month period that normally would have been borne by the Fund. For the quarter and six months ended June 30, 2012 respectively, the Sponsor waived management fees of approximately $6,000 and $10,000. In addition for both periods in 2012, the Sponsor paid other expenses on behalf of the Fund of approximately $8,000. In general, the increase in total expenses from 2013 to 2012 was the result of higher assets under management. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management.

Shares outstanding on June 30, 2013 of 300,004 was the same as on March 31, 2013 and June 30, 2013; it was down 25% from the December 31, 2012 balance of 400,004.

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

The Teucrium WTI Crude Oil Fund

For the quarter ended June 30, 2013 CRUD had a total loss of $(62,392) compared to a total loss of $(472,600) for the quarter ended June 30, 2012 and a total gain of $43,554 for the quarter ended March 31, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses. The NAV per share of the Fund increased from $38.57 on June 30, 2012 to $39.20 on June 30, 2013, but decreased from $39.87 on December 31, 2012, and from $40.60 on March 31, 2013. The NAV per share in the three months ended June 30, 2012 had decreased $7.86, a decrease which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

In general, the price of WTI Crude Oil has fallen relative to prices in early 2012 in response to the renewed fears regarding the prospects for global economic growth; the price of futures in the first half of 2013 was roughly equal to those toward the end of 2012.

Effective August 1, 2012 the Sponsor reduced the daily expense accruals for the Fund from $252 per day to $50 per day. Effective January 1, 2013, the Sponsor initiated daily expense accruals, including any management fee, equal to 1.5% of total net assets for the Fund on an annual basis. Total expenses for the quarter ended June 30, 2013 were $7,339; total expenses for the same quarter in 2012 were $57,220 and for the quarter ended March 31, 2013 were $7,427. For the six months ended June 30, 2013, the total expenses were $14,776 compared to $126,323 for the same period in 2012. The total expense ratio for the six months ended June 30, 2013 was 1.50% compared to the 7.59% for the same period in 2012. Of the total expenses in the quarter or six months ended June 30, 2013 none was attributable to payment of the management fee. The management fee recorded in the comparable quarter or six month period of 2012 was $6,810 and $16,672 respectively. There was no management fee for the quarter ended March 31, 2013. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor paid approximately $11,000 of expenses in the quarter ending June 30, 2013 and $28,000 for the six month period that normally would have been borne by the Fund. In addition, for these periods, the Sponsor waived management fees of approximately $5,000 and $10,000. For both periods in 2012, the Sponsor paid expenses on behalf of the Fund of approximately $14,500. In general, the decrease in total expenses from 2013 to 2012 was the result of expenses paid by the Sponsor and the waiving of management fees.

The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initialed a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management.

Shares outstanding remained constant at 50,002 for the periods ended June 30, 2012, March 31, 2013 and June 30, 2013; this represents a minimum level of shares outstanding for the Fund.

The risks and hazards that are inherent in oil production may cause the price of crude oil to fluctuate widely. Price movements for crude oil are influenced by, among other things, many operating risks. Such operating risks include, but are not limited to, risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, ruptures and discharges of toxic gases. Crude oil operations are also subject to various U.S. federal, state and local regulations that materially affect operations. Global political risks, including geopolitical conflicts and war, and global economic forecasts could cause the price of WTI light sweet crude oil to fluctuate greatly. Such factors will impact the performance of the Fund and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors.

The Teucrium Soybean Fund

For the quarter ended June 30, 2013, SOYB had a total income of $56,902 compared to a total income of $43,907 for the quarter ended June 30, 2012 and a total loss of $(76,603) for the quarter ended March 31, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses. The NAV per share of the Fund decreased from $24.20 on June 30, 2012 to $23.72 on June 30, 2013, from $24.13 on December 31, 2012. The NAV per share on June 30, 2013 increased slightly from $23.65 on March 31, 2013. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The decrease in the NAV per share when compared to the periods ending June 30, 2012 and December 31, 2012 has been driven principally by updates to the USDA’s outlook for soybean prices, supply and demand. In general, the USDA’s estimate of soybean production in the United States for the crop year 2013-14 is improved over last year’s production which was impacted by the drought in the Midwest. A summary of the USDA’s most recent monthly report, which was released on July 11, 2013, is presented in the Market Outlook section of this filing.

For the quarter ended June 30, 2013, SOYB had total expenses of $76,305 compared to $150,133 for the quarter ended June 30, 2012 and $92,123 for the quarter ended March 31, 2013. This decrease of $73,828 for the quarter year over year was driven primarily by decreases in the accruals for professional fees and for custodian fees and expenses; these were partially offset by an increase in accruals for distribution and marketing fees. The Sponsor has reduced the overall costs for operating the Funds over the period. The increase in business permits and license fees resulted principally from a timing difference in accruals for fees to the New York Stock Exchange. The increase in brokerage commissions in the current period reflects the Sponsor’s most current estimate, taking into account contract rolls. Total expenses for the three months ended June 30, 2013 decreased by approximately $16,000 over the period ended March 31, 2013. This was driven principally by a reduction in accruals for distribution and marketing fees. For this quarter in 2013, the Sponsor paid approximately $5,700 of expenses that would normally have been paid by the Fund. There were no such expenses in the same quarter of 2012.

For the six months ended June 30, 2013, SOYB had total expenses of $168,428 compared to $213,488 for the six months ended June 30, 2012; for this period in 2013, the Sponsor paid approximately $5,700 in expenses that would have been paid by the Fund; for 2012 there were $4,200 of such expenses. The decrease of approximately $45,000 for the six months year over year was driven primarily by decreases of approximately $61,000 in accruals for custodian fees and expenses resulting from a renegotiated contract and $33,000 in accruals for professional fees. These were partially offset by an increase of approximately $15,000 in management fees as a result of higher average net assets. The Sponsor has reduced the overall costs for operating the Funds over the twelve-month period.

The total expense ratio for the six-month period ended June 30, 2013 was 5.14% while it was 12.11% for the period ended June 30, 2012. This lower expense ratio was driven by an increase in average net assets and a reduction in total expenses. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The Sponsor has increased the expense accruals per day by $500 effective July 1, 2013.

Shares outstanding increased by 175% period over period from 100,004 on June 30, 2012 to 275,004 on June 30, 2013. This increase was due primarily to a focus on soybean production resulting from the drought conditions in the United States in the summer of 2012, tempered slightly by macro market trends which saw a shift, in general, from commodities to other investment classes, a concern about the possibility of continued global economic growth, particularly in developing nations, which could sustain demand for agricultural commodities at current prices, and the more favorable 2013 soybean production situation in the United States. Shares outstanding were flat from March 31, 2013 to June 30, 2013.

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

The Teucrium Sugar Fund

For the quarter ended June 30, 2013 CANE had a total loss of $(173,905) compared to a total loss of $(662,367) for the quarter ended June 30, 2012 and a total loss of $(208,642) for the quarter ended March 31, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses. The NAV per share of the Fund decreased from $19.30 on June 30, 2012 to $14.92 on June 30, 2013, and from $17.81 on December 31, 2012, and from $16.12 on March 31, 2013. The NAV per share in the three months ended June 30, 2012 had decreased $4.47, a decrease which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

This change in the NAV has been driven principally by estimates for an increase in the Brazilian sugar cane crop for the current year. Brazil continues to be the largest producer of sugar cane. Estimates indicate that this year’s Brazilian harvest could be between 8-10% larger than last year’s.

Effective January 1, 2013, the Sponsor reduced the expense accruals for the Fund to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. These daily expense accruals, including any management fee, are targeted to equal approximately 1.5% of total net assets for the Fund on an annual basis. Total expenses for the quarter ended June 30, 2013 were $9,357; total expenses for the same quarter in 2012 were $147,141 and for the quarter ended March 31, 2013 were $8,729. For the six months ended June 30, 2013, the total expenses were $18,086 compared to $210,785 for the same period in 2012. The total expense ratio for the six months ended June 30, 2013 was 1.54% compared to the 15.14% for the same period in 2012. Of the total expenses in the quarter or six months ended June 30, 2013 none was attributable to payment of the management fee. The management fee recorded in the comparable quarter or six month period of 2012 was $7,846 and $14,055 respectively. There was no management fee for the quarter ended March 31, 2013. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor paid approximately $19,200 of expenses in the quarter ending June 30, 2013 and $37,600 for the six month period that normally would have been borne by the Fund. In addition, for these periods, the Sponsor waived management fees of approximately $5,900 and $11,600. For these periods in 2012, the Sponsor paid expenses on behalf of the Fund of approximately $11,500 and $15,500 respectively. In general, the decrease in total expenses from 2013 to 2012 was the result of a higher level of expenses paid by the Sponsor and the waiving of management fees.

The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initialed a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management.

Shares outstanding increased by approximately 250% period over period from 50,004 on June 30, 2012 to 175,004 on June 30, 2013. Shares outstanding increased by 25,000 over March 31, 2013.

The Teucrium Wheat Fund

For the quarter ended June 30, 2013, WEAT had a total loss of $(448,080) compared to a total loss of $(71,026) for the quarter ended June 30, 2012 and a total loss of $(823,742) for the quarter ended March 31, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses. The NAV per share of the Fund decreased from $22.08 on June 30, 2012 to $17.16 on June 30, 2013, from $21.25 on December 31, 2012, and from $18.41 on March 31, 2013. The NAV per share in the three months ended June 30, 2012 had increased $.66, an increase which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The decrease in the NAV per share when compared to the periods ending June 30, 2012, December 31, 2012 and March 31, 2013 has been driven principally by updates to the USDA’s outlook for global wheat prices, supply and demand. In general, the USDA’s estimate of wheat production worldwide for the crop year 2013-14 is significantly improved over last year’s production which was impacted by the unfavorable weather conditions. A summary of the USDA’s most recent monthly report, which was released on July 11, 2013, is presented in the Market Outlook section of this filing.

For the quarter ended June 30, 2013, WEAT had total expenses of $76,384 compared to $150,047 for the quarter ended June 30, 2012 and $60,289 for the quarter ended March 31, 2013. This decrease of $73,663 for the quarter year over year was driven primarily by decreases in the accruals for professional fees and for custodian fees and expenses. The Sponsor has reduced the overall costs for operating the Funds over the period. The increase in business permits and license fees resulted principally from a timing difference in accruals for fees to the New York Stock Exchange. The increase in brokerage commissions in the current period reflects the Sponsor’s most current estimate, taking into account contract rolls. Total expenses for the quarter ended June 30, 2013 increased by approximately $16,000 over the period ended March 31, 2013. This was driven by accrual increases in professional fees and distribution and marketing expenses. For this quarter in 2013, the Sponsor paid approximately $5,600 of expenses that would normally have been paid by the Fund. There were $500 of such expenses in the same quarter of 2012.

For the six months ended June 30, 2013, WEAT had total expenses of $136,673 compared to $213,175 for the six months ended June 30, 2012; for this period in 2013, the Sponsor paid approximately $5,600 in expenses that would have been paid by the Fund; for 2012 there were $4,200 of such expenses. The decrease of approximately $76,500 for the six months year over year was driven primarily by decreases of approximately $61,000 in the accruals for custodian fees and expenses and $29,000 in accruals for professional fees. These were partially offset by an increase of approximately $13,000 in management fees resulting from higher average net assets. The Sponsor has reduced the overall costs for operating the Funds over the twelve-month period.

The total expense ratio for the six-month period ended June 30, 2013 was 4.60% while it was 12.70% for the period ended June 30, 2012. This lower expense ratio was driven by an increase in average net assets and a reduction in total expenses. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The Sponsor has increased the expense accruals per day by $500 effective July 1, 2013.

Shares outstanding increased by 220% period over period from 125,004 on June 30, 2012 to 400,004 on June 30, 2013. This increase was due primarily to a focus on wheat production resulting from the drought conditions in the United States in the summer of 2012, tempered slightly by macro market trends which saw a shift, in general, from commodities to other investment classes, a concern about the possibility of continued global economic growth, particularly in developing nations, which could sustain demand for agricultural commodities at current prices, and the more favorable 2013 wheat production situation across the globe. Shares outstanding increased by 25,000 from March 31, 2013 to June 30, 2013.

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

The Teucrium Agricultural Fund

TAGS commenced operations on March 28, 2012 and operated for only a minimal number of days in the first quarter of that year. Therefore, comparisons of income and expenses for the six months ended June 30, 2013 and 2012 are not presented below as they would not be meaningful.

For the quarter ended June 30, 2013, TAGS had a total loss of $(106,767) compared to a total loss of $(1,101,469) for the quarter ended June 30, 2012. The primary difference was the $(971,557) realized loss generated by the redemption of shares in the second quarter of 2012. The NAV of the Fund decreased from $49.59 on June 30, 2012 to $42.56 on June 30, 2013, and from $48.73 on December 31, 2012 and from $44.75 on March 31, 2013. Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

This change in the NAVs of the Underlying Funds has been driven principally by updates to the USDA’s outlook for corn, soybean and wheat prices, supply and demand. In addition, the price of sugar future contracts also fell in the first half of 2013 as a result of the anticipated increase in the Brazilian sugar cane harvest. Summaries of the USDA’s most recent monthly report for corn, soybeans and wheat, which was released on July 11, 2013, are presented in the Market Outlook section of this filing.

Total expenses for the quarter ended June 30, 2013 were $2,768 and $15,107 for the quarter ended June 30, 2012. The Fund does not pay a management fee to the Sponsor. In the current quarter, the Sponsor paid approximately $21,200 of expenses that normally would have been borne by the Fund. For the six months ended June 30, 2013, the Sponsor has paid approximately $35,800 of expenses on behalf of the Fund. For the quarter ended June 30, 2012, the Sponsor paid $500 of expenses on behalf of the Fund. Other than the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The Sponsor can elect to adjust the daily expense accruals at its discretion.

Shares outstanding remained constant at 50,002 for the periods ended June 30, 2012, March 31, 2013 and June 30, 2013; this represents a minimum level of shares outstanding for the Fund.

Market Outlook

The Corn Market

Corn is the most widely produced livestock feed grain in the United States, and the majority of the United States’ corn crop is used in livestock feed.  Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol.  Additionally, corn is used in ethanol production.

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2011-2012, the United States produced approximately 36% of all the corn globally; about 88% of the U.S. produced corn was sold domestically, while approximately 12% was exported.  For 2011-2012, global production of 883.25 Million Metric Tons (MMT) was exceeded by consumption of 879.11 MMT.  Besides the United States for the Crop Year 2011-2012, other principal world corn exporters included Argentina and South Africa.  Brazil, Canada, the Ukraine and China also produced significant corn exports.

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

The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On July 11, 2013, the USDA released its monthly World Agricultural and Supply and Demand Estimates for the Crop Year 2013-14. The USDA estimated that the yield per acre for U.S. production would be 156.5 bushels per acre with 97.4 million acres planted and 89.1 million acres harvested. The total domestic supply of corn is estimated to be 14,709 million bushels with total usage, including exports, forecast at 12,750 million bushels. The supply for 2013-14 is a significant increase over the 11,929 estimated for 2012-13 while usage is estimated to be basically flat period over period. The USDA projects that the resulting “Ending Stocks” or inventory will be 1,959 million bushels, up significantly from the 989 million bushels for the 2011-12 Crop Year and from the 729 million bushels estimated for the 2012-2013 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 56.1 days for 2013-14, up significantly from the 23.8 days estimated for 2012-2013.

Global corn production as projected by the USDA is estimated to increase from 855 MMT in 2012-13 to 960 MMT in 2013-14. Usage in 2012-13 exceeded production by 8 MMT in 2012-13, and this year production is projected to exceed usage by approximately 23 MMT.

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

The Soybean Market

Global soybean production is concentrated in the central U.S., Brazil, Argentina, and China.  The United States Department of Agriculture has estimated that, for the Crop Year 2011-2012, the United States produced approximately 84.19 MMT of soybeans or approximately 35% of estimated world production, with Brazil producing approximately 28% for 2011-2012 and Argentina almost 17%. For 2011-2012, global production of 239.15 MMT exceeded the consumption of 256.09 MMT.

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

The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On July 11, 2013, the USDA released its monthly World Agricultural and Supply and Demand Estimates for the Crop Year 2013-14. The USDA estimated that the yield per acre for U.S. production would be 44.5 bushels per acre with 77.7 million acres planted and 76.9 million acres harvested. The yield per acre in the July report is a significant improvement from the 39.6 bushels per acre estimated for the 2012-13 Crop Year; the improvement is a result of improvements in the 2012 drought conditions in the principal soybean growing areas of the US. The total domestic supply of soybeans is estimated to be 3,560 million bushels with total usage, including exports, forecast at 3,264 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 295 million bushels, up significantly from the 169 million bushels for the 2011-12 Crop Year, and from the 125 million bushels estimated for the 2012-2013 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 33 days for 2013-14, up from the 14.8 days estimated for 2012-2013.

Global soybean production as projected by the USDA is estimated to increase from 268 MMT in 2012-13 to 286 MMT in 2013-14. Production in both 2012-13 and this year is projected to exceed usage.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union and India.  For 2011-12, Russia’s production of wheat exceeded that of the United States. Typically, almost half of the U.S. wheat crop is exported, although the United States also imports some wheat, principally from Canada. Global wheat production was 697.17 MMT for 2011-2012, which was basically equal to consumption of 696.92 MMT.

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

The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On July 11, 2013, the USDA released its monthly World Agricultural and Supply and Demand Estimates for the Crop Year 2013-14. The USDA estimated that the yield per acre for U.S. production would be 46.2 bushels per acre with 56.5 million acres planted and 45.7 million acres harvested.  The total domestic supply of wheat is estimated to be 2,962 million bushels with total usage, including exports, forecast at 2,386 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 576 million bushels, down significantly from the 743 million bushels for the 2011-12 Crop Year, and from the 718 million bushels estimated for the 2012-2013 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 88.1 days for 2013-14, down from the 108.5 days in 2012-2013.

Global wheat production as projected by the USDA is estimated to increase from 655 MMT in 2012-13 to 698 MMT in 2013-14. Usage in 2012-13 exceeded supply by approximately 25 MMT and is estimated to be roughly equal to production this year.

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
133

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

Market Risk

Trading in Commodity Interests such as Futures Contracts will involve the Funds entering into contractual commitments to purchase or sell specific amounts of commodities at a specified date in the future.  The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of each Fund as each Fund intends to close out any open positions prior to the contractual expiration date.  As a result, each Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts.  The Funds consider the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts.  The market risk associated with the commitment by the Funds to purchase a specific commodity will be limited to the aggregate face amount of the contracts held.

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

Under a second letter, all swap dealers had until May 29, 2013 to report certain information about their counterparties, including: status as a major swap participant, a financial entity, a U.S. Person or a commercial end-user.

Management believes that as June 30, 2013 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

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

Off Balance Sheet Financing

As of June 30, 2013, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2013 through June 30, 2013 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca

CORN

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor's Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted. The NAV reflected on this graph has been adjusted for March 31, 2013, when Corn Futures Contracts traded on the CBOT which were due to settle on July 12, 2013 (the “JUL13 Corn Contracts”) were in a “limit down” condition, and, in the opinion of the Trust and the Fund, the reported value at the close of market on that day did not fairly value the JUL13 Corn Contracts held by CORN. Therefore, the Trust and the Fund have used alternative verifiable sources to value the JUL13 Corn Contracts on March 31, 2013 and the NAV of the Fund for that date.

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

TAGS

The performance data above for the Teucrium Agricultural Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor's Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted. The NAV reflected on this graph have been adjusted for March 31, 2013, when Corn Futures Contracts traded on the CBOT which were due to settle on July 12, 2013 (the “JUL13 Corn Contracts”) were in a “limit down” condition, and, in the opinion of the Trust and the Fund, the reported value at the close of market on that day did not fairly value the JUL13 Corn Contracts held by CORN, one of the Underlying Funds held by TAGS. Therefore, the Trust and the Fund have used alternative verifiable sources to value the JUL13 Corn Contracts on March 31, 2013 and the NAV of the Fund for that date.

As of August 2, 2012,TAGS has 50,002 shares currently outstanding; this represents the minimum number of shares and, thus, no shares can be redeemed until additional shares have been created. This situation has, over the past 12 months, generated a situation in which the spread between bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range. The situation does not affect the actual NAV of the Fund.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Trading in Commodity Interests such as Futures Contracts will involve the Funds entering into contractual commitments to purchase or sell specific amounts of commodities at a specified date in the future.  The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of each Fund as each Fund intends to close out any open positions prior to the contractual expiration date.  As a result, each Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts.  The Funds consider the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts.  The market risk associated with the commitment by the Funds to purchase a specific commodity will be limited to the aggregate face amount of the contracts held.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of June 30, 2013. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	June 30, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures Sept13	494	$5.4725	$13,517,075	$12,165,368	$11,489,514	$10,813,660	$14,868,783	$15,544,636	$16,220,490
CBOT Corn Futures Dec13	453	$5.1100	$11,574,150	$10,416,735	$9,838,028	$9,259,320	$12,731,565	$13,310,273	$13,888,980
CBOT Corn Futures Dec14	516	$5.2975	$13,667,550	$12,300,795	$11,617,418	$10,934,040	$15,034,305	$15,717,683	$16,401,060
Total CBOT Corn Futures			$38,758,776	$34,882,898	$32,944,959	$31,007,020	$42,634,653	$44,572,591	$46,510,530

Shares outstanding			1,000,004	1,000,004	1,000,004	1,000,004	1,000,004	1,000,004	1,000,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$38.76	$34.88	$32.94	$31.01	$42.63	$44.57	$46.51
Total Net Asset Value per Share as reported			$38.70
Change in the Net Asset Value per Share				$(3.88)	$(5.81)	$(7.75)	$3.88	$5.81	$7.75

Percent Change in the Net Asset Value per Share				-10.02%	-15.02%	-20.03%	10.02%	15.02%	20.03%

NAGS:

	June 30, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
Henry Hub NYMEX Natural Gas Futures Mar14	22	$3.8730	$852,060	$766,854	$724,251	$681,648	$937,266	$979,869	$1,022,472
Henry Hub NYMEX Natural Gas Futures Apr14	22	$3.7930	$834,460	$751,014	$709,291	$667,568	$917,906	$959,629	$1,001,352
Henry Hub NYMEX Natural Gas Futures Oct13	23	$3.5720	$821,560	$739,404	$698,326	$657,248	$903,716	$944,794	$985,872
Henry Hub NYMEX Natural Gas Futures Nov13	23	$3.6460	$838,580	$754,722	$712,793	$670,864	$922,438	$964,367	$1,006,296
Total Henry Hub NYMEX Natural Gas Futures			$3,346,660	$3,011,994	$2,844,661	$2,677,328	$3,681,326	$3,848,659	$4,015,992

Shares outstanding			300,004	300,004	300,004	300,004	300,004	300,004	300,004

Net Asset Value per Share attributable directly to NYMEX Natural Gas Futures			$11.16	$10.04	$9.48	$8.92	$12.27	$12.83	$13.39
Total Net Asset Value per Share as reported			$11.17
Change in the Net Asset Value per Share				$(1.12)	$(1.67)	$(2.23)	$1.12	$1.67	$2.23

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.97%	9.99%	14.98%	19.97%

CRUD:

	June 30, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
WTI Crude Oil Futures Dec13	7	$94.3800	$660,660	$594,594	$561,561	$528,528	$726,726	$759,759	$792,792
WTI Crude Oil Futures Jun14	7	$90.7400	$635,180	$571,662	$539,903	$508,144	$698,698	$730,457	$762,216
WTI Crude Oil Futures Dec14	8	$88.2200	$705,760	$635,184	$599,896	$564,608	$776,336	$811,624	$846,912
Total WTI Crude Oil Futures			$2,001,600	$1,801,440	$1,701,360	$1,601,280	$2,201,760	$2,301,840	$2,401,920

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to WTI Crude Oil Futures			$40.03	$36.03	$34.03	$32.02	$44.03	$46.03	$48.04
Total Net Asset Value per Share as reported			$39.20
Change in the Net Asset Value per Share				$(4.00)	$(6.00)	$(8.01)	$4.00	$6.00	$8.01

Percent Change in the Net Asset Value per Share				-10.21%	-15.32%	-20.42%	10.21%	15.32%	20.42%

SOYB:

	June 30, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures Nov13	37	$12.5200	$2,316,200	$2,084,580	$1,968,770	$1,852,960	$2,547,820	$2,663,630	$2,779,440
CBOT Soybean Futures Jan14	31	$12.5675	$1,947,963	$1,753,166	$1,655,768	$1,558,370	$2,142,759	$2,240,157	$2,337,555
CBOT Soybean Futures Nov14	37	$12.2725	$2,270,413	$2,043,371	$1,929,851	$1,816,330	$2,497,454	$2,610,974	$2,724,495
Total CBOT Soybean Futures			$6,534,575	$5,881,118	$5,554,389	$5,227,660	$7,188,033	$7,514,761	$7,841,490

Shares outstanding			275,004	275,004	275,004	275,004	275,004	275,004	275,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$23.76	$21.39	$20.20	$19.01	$26.14	$27.33	$28.51
Total Net Asset Value per Share as reported			$23.72
Change in the Net Asset Value per Share				$(2.38)	$(3.56)	$(4.75)	$2.38	$3.56	$4.75

Percent Change in the Net Asset Value per Share				-10.02%	-15.03%	-20.04%	10.02%	15.03%	20.04%

CANE:

	June 30, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures Mar14	46	$0.1774	$913,965	$822,568	$776,870	$731,172	$1,005,361	$1,051,060	$1,096,758
ICE #11 Sugar Futures May14	39	$0.1771	$773,573	$696,216	$657,537	$618,858	$850,930	$889,609	$928,287
ICE #11 Sugar Futures Mar15	45	$0.1826	$920,304	$828,274	$782,258	$736,243	$1,012,334	$1,058,350	$1,104,365
Total ICE #11 Sugar Futures			$2,607,842	$2,347,057	$2,216,665	$2,086,273	$2,868,626	$2,999,018	$3,129,410

Shares outstanding			175,004	175,004	175,004	175,004	175,004	175,004	175,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$14.90	$13.41	$12.67	$11.92	$16.39	$17.14	$17.88
Total Net Asset Value per Share as reported			$14.92
Change in the Net Asset Value per Share				$(1.49)	$(2.24)	$(2.98)	$1.49	$2.24	$2.98

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

WEAT:

	June 30, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures Sept13	73	$6.5775	$2,400,788	$2,160,709	$2,040,669	$1,920,630	$2,640,866	$2,760,906	$2,880,945
CBOT Wheat Futures Dec13	61	$6.7150	$2,048,075	$1,843,268	$1,740,864	$1,638,460	$2,252,883	$2,355,286	$2,457,690
CBOT Wheat Futures Dec14	68	$7.1100	$2,417,400	$2,175,660	$2,054,790	$1,933,920	$2,659,140	$2,780,010	$2,900,880
Total CBOT Wheat Futures			$6,866,263	$6,179,636	$5,836,323	$5,493,010	$7,552,889	$7,896,202	$8,239,515

Shares outstanding			400,004	400,004	400,004	400,004	400,004	400,004	400,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$17.17	$15.45	$14.59	$13.73	$18.88	$19.74	$20.60
Total Net Asset Value per Share as reported			$17.16
Change in the Net Asset Value per Share				$(1.72)	$(2.57)	$(3.43)	$1.72	$2.57	$3.43

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.01%	10.00%	15.00%	20.01%

 TAGS:

	June 30, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2013	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Wheat Fund	30,437	$17.1649	$522,448	$470,203	$444,081	$417,958	$574,693	$600,815	$626,938
Teucrium Corn Fund	13,408	$38.7043	$518,947	$467,053	$441,105	$415,158	$570,842	$596,789	$622,737
Teucrium Soybean Fund	22,656	$23.7186	$537,369	$483,632	$456,763	$429,895	$591,105	$617,974	$644,842
Teucrium Sugar Fund	36,274	$14.9151	$541,030	$486,927	$459,876	$432,824	$595,133	$622,185	$649,236
Total value of shares of the Underlying Funds			$2,119,794	$1,907,815	$1,801,825	$1,695,835	$2,331,774	$2,437,763	$2,543,753

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$42.39	$38.15	$36.04	$33.92	$46.63	$48.75	$50.87
Total Net Asset Value per Share as reported			$42.56
Change in the Net Asset Value per Share				$(4.24)	$(6.36)	$(8.48)	$4.24	$6.36	$8.48

Percent Change in the Net Asset Value per Share				-9.96%	-14.94%	-19.92%	9.96%	14.94%	19.92%

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

During the three months ended June 30, 2013, neither the Sponsor nor the Trust employed any hedging methods such as those described above as all of its investments were made over an exchange. Therefore, during such period, the Funds were not exposed to counterparty risk.

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
145

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
147

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
148

    rules. The letter also provides that swap dealers may delay reporting compliance for certain complex and exotic swaps until April 30, 2013.

    Under a second letter, all swap dealers had until May 29, 2013 to report certain information about their counterparties, including: status as a major swap participant, a financial entity, a U.S. Person or a commercial end-user.

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
149

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

150

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

  On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs for Futures Commission Merchants (“FCMs”). The proposed rules are intended to afford greater assurances to market participants that: 1) customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business; 2) FCMs are monitoring and managing risks in a robust manner; 3) the capital and liquidity of the FCMs are strengthened to safeguard their continued operations; and 4) the auditing and examination programs of the CFTC and the self-regulatory organizations (“SROs”) are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

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
151

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
152

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
153

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
154

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
155

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

  Natural gas prices fluctuate seasonally.  For example, in some parts of the United States and other markets, the natural gas demand for power peaks during the cold winter months, with market prices peaking at that time.  As a result, in the future, the overall price of natural gas may fluctuate substantially on a seasonal and quarterly basis and thus make consecutive period to period comparisons less relevant

  Price movements for natural gas are influenced by, among other things: regional demand for energy, which is affected by economic and seasonal conditions; the domestic supply and inventories of natural gas; weather conditions, including abnormally mild or harsh winters; political conditions; the price and availability of alternative fuels; and the impact of energy conservation efforts. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool. There has been tremendous volatility in the price of Natural Gas Futures Contracts in recent years. For example, the price of the NYMEX spot month futures contract on natural gas rose to a high of $13.69 on July 3, 2008 and dropped to a low of $2.01 on March 31, 2011. The Sponsor anticipates that there will be continued volatility in the price of the Natural Gas Futures Contracts. Consequently, investors should know that this volatility can lead to a loss of all or substantially all of their investment in the Fund.

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
156

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

Risks Specific to the Teucrium WTI Crude Oil Fund

  Investors may choose to use the Fund as a means of investing indirectly in crude oil, and there are risks involved in such investments. The risks and hazards that are inherent in oil production may cause the price of crude oil to fluctuate widely. Price movements for crude oil are influenced by, among other things, many operating risks. Such operating risks include, but are not limited to, risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, ruptures and discharges of toxic gases. Crude oil operations are also subject to various U.S. federal, state and local regulations that materially affect operations.

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

  The price and availability of light sweet crude oil is influenced by economic and industry conditions, including but not limited to:

o	the economic activity of users - as certain economies expand, oil consumption and prices increase, and as economies contract (in a recession or depression), oil demand and prices fall;

o	the increases in oil production due to price increases making it more economical to extract oil from additional sources which may later stabilize further price increases;
157

o	decisions of the cartel of oil producing countries (e.g., OPEC, the Organization of the Petroleum Exporting Countries) to produce more or less oil;

o	mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment;

o	refinery capacity;

o	compliance with government regulations;

o	adverse weather conditions;

o	political conflicts - including war;

o	title issues;

o	the cancellation, shortening or delaying of crude oil drilling and production activities;

o	not finding commercially productive crude oil reservoirs;

o	operating risks including risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards; and

o	environmental hazards including oil spills, ruptures and the discharge of toxic gases.

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
158

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

  Price movements for barrels of crude oil are influenced by, among other things: (1) operational hazards, such as risk of fire, explosions, blow outs, pipe failure and abnormally pressured formations; (2) environmental hazards, such as oil spills, ruptures and the discharge of toxic gases; (4) economic variances, such as changes in interest rates, actions by oil producing countries, such as OPEC, changes in supply and demand, shifts in demand domestically or other countries such as India and China, currency deviations, inflation rates and changes in balances of payment and trade, as well as changes in philosophies and emotions of market participants; and (5) political influences, such as war, counter-terrorism and government regulation and oversight. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

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
159

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
160

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
161

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

o	Position limits generally impose a fixed ceiling on aggregate holdings in futures contracts relating to a particular commodity, and may also impose separate ceilings on contracts expiring in any one month, contracts expiring in the spot month, and/or contracts in certain specified final days of trading. The CFTC has not currently set position limits for Sugar Futures Contracts, and the ICE Futures and the NYMEX have established position limits only on spot month Sugar No. 11 Futures Contracts. For example, the ICE Futures’ position limit for Sugar No. 11 Futures Contracts is 5,000 spot month contracts, whereas the NYMEX Sugar No. 11 Futures limit is 1,000 contracts, generally applicable only during the last month before expiration and limits on 9,000 contracts for a single month or cumulative amount. All Sugar Futures Contracts held under the control of the Sponsor, including those held by any future series of the Trust, will be aggregated in determining the application of these position limits. However, because spot month contracts are not Benchmark Component Futures Contracts and the Fund’s roll strategy calls for the sale of all spot month Sugar No. 11 Futures Contracts prior to the time the position limits would become applicable, it is unlikely that position limits on Sugar Futures Contracts will come into play.

o	In addition to accountability levels and position limits, exchanges may establish daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit. Currently, the ICE Futures and the NYMEX have not imposed maximum daily price fluctuation limits on Sugar Futures Contracts.

o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against sugar-related losses or as a way to indirectly invest in sugar.

o	If the Fund encounters accountability levels, position limits, or price fluctuation limits for Sugar Futures Contracts and/or Cleared Sugar Swaps on ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Other Sugar Interests and/or Sugar Futures Contracts listed on the NYMEX or foreign exchanges. However, the Sugar Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Sugar Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

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
162

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On July 31, 2010, for all Funds listed below except the Teucrium Agricultural Fund for which the contribution was made on April 1, 2011, the Sponsor made the following capital contributions and received the following shares for that contribution prior to each Fund’s commencement of operations; such shares were sold in private offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended:

1.	a $100 capital contribution to the Teucrium WTI Crude Oil Fund, a separate series of the Trust, in exchange for two shares of such fund;

2.	a $100 capital contribution to the Teucrium Natural Gas Fund, another series of the Trust, in exchange for four shares of such fund;

3.	a $100 capital contribution to the Teucrium Soybean Fund, another series of the Trust, in exchange for four shares of such fund;

4.	a $100 capital contribution to the Teucrium Sugar Fund, another series of the Trust, in exchange for four shares of such fund; and

5.	a $100 capital contribution to the Teucrium Wheat Fund, another series of the Trust, in exchange for four shares of such fund.

6.	a $100 capital contribution to the Teucrium Agricultural Fund, another series of the Trust, in exchange for two shares of such fund.

(b)	The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013. From June 9, 2010 (the commencement of operations) through June 30, 2013, 5,200,000 Shares of the Fund were sold at an aggregate offering price of $213,109,570. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through June 30, 2013 in an amount equal to $368,296, resulting in net offering proceeds of $212,741,274. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 40,000,000 common units, or “Shares,” of Teucrium Natural Gas Fund (File No. 333-167593) was declared effective on October 22, 2010.  A second registration statement on Form S-1 (File No. 333-187434) which replaced the original registration statement was declared effective on April 30, 2013. From February 1, 2011 (the commencement of the offering) through June 30, 2013, 400,000 Shares of the Fund were sold at an aggregate offering price of $7,420,546.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2013 in an amount equal to $41,442, resulting in net offering proceeds of $7,379,104.    The offering proceeds were invested in natural gas futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 15,000,000 common units, or “Shares,” of Teucrium WTI Crude Oil Fund (File No. 333-167594) was declared effective on October 22, 2010.  A second registration statement on Form S-1 (File No. 333-187435) which replaced the original registration statement was declared effective on April 30, 2013. From February 23, 2011 (the commencement of the offering) through June 30, 2013, 125,000 Shares of the Fund were sold at an aggregate offering price of $6,077,099.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2013 in an amount equal to $66,040, resulting in net offering proceeds of $6,011,059.    The offering proceeds were invested in crude oil futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through June 30, 2013, 850,000 Shares of the Fund were sold at an aggregate offering price of $21,186,252.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2013 in an amount equal to $22,797, resulting in net offering proceeds of $21,163,455.    The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through June 30, 2013, 400,000 Shares of the Fund were sold at an aggregate offering price of $8,609,407.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2013 in an amount equal to $8,607, resulting in net offering proceeds of $8,600,800.    The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through June 30, 2013, 675,000 Shares of the Fund were sold at an aggregate offering price of $14,480,109.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2013 in an amount equal to $16,951, resulting in net offering proceeds of $14,463,158.    The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. From March 28, 2012 (the commencement of the offering) through June 30, 2013, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2013 in an amount equal to $2,754, resulting in net offering proceeds of $17,703,824.    The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for the three months ended June 30, 2013:

Issuer Purchases of CORN Shares:

				Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
April 1, 2013 to April 30, 2013	100,000	$39.89	N/A	N/A
May 1, 2013 to May 31, 2013	25,000	$39.39	N/A	N/A
June 1, 2013 to June 30, 2013	-	$-	N/A	N/A
Total	125,000	$39.79

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	-	$-	N/A	N/A
May 1, 2013 to May 31, 2013	25,000	$23.10	N/A	N/A
June 1, 2013 to June 30, 2013	-	$-	N/A	N/A
Total	25,000	$23.10

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	50,000	$18.10	N/A	N/A
May 1, 2013 to May 31, 2013	-	$-	N/A	N/A
June 1, 2013 to June 30, 2013	25,000	$17.93	N/A	N/A
Total	75,000	$18.05

Issuer Purchases of NAGS Shares: Nothing to Report

Issuer Purchases of TAGS Shares: Nothing to Report

Issuer Purchases of CRUD Shares: Nothing to Report

Issuer Purchases of CANE Shares: Nothing to Report

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

(a) None.

(b) Not Applicable.

Item 6.            Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument Establishing the Fund. (3)

10.1	Form of Authorized Purchaser Agreement. (6)

10.2	Distribution Services Agreement. (1)

10.3	Amended and Restated Distribution Services Agreement. (4)

10.4	Amendment to Amended and Restated Distribution Services Agreement. (4)

10.5	Second Amendment to Amended and Restated Distribution Services Agreement (4)

10.6	Third Amendment to Amended and Restated Distribution Services Agreement (7)

10.7	Global Custody Agreement. (5)

10.8	Services Agreement. (5)

10.9	Transfer Agency and Service Agreement. (5)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (8)
31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (8)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as like-numbered exhibit to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on October 31, 2011 and incorporated by reference herein.

(5)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 3 to Registration Statement No. 333-162033, filed on March 29, 2010 and incorporated by reference herein.

(6)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-173691, filed on December 5, 2011.

(7)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-187463, filed on April 30, 2013

(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Barbara Riker
Name:	Barbara Riker
Chief Financial Officer

Date: August 9, 2013

