Form 10-Q
period 2013-09-30
Teucrium Commodity Trust
filed 2013-11-12
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes     ☒ No

  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of October 31, 2013
Teucrium Corn Fund	1,500,004
Teucrium WTI Crude Oil Fund	50,002
Teucrium Natural Gas Fund	300,004
Teucrium Sugar Fund	175,004
Teucrium Soybean Fund	225,004
Teucrium Wheat Fund	450,004
Teucrium Agricultural Fund	50,002

TEUCRIUM COMMODITY TRUST

1

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

TEUCRIUM AGRICULTURAL FUND

Statements of Assets and Liabilities at September 30, 2013 (Unaudited) and December 31, 2012	103

Schedule of Investments at September 30, 2013 (Unaudited) and December 31, 2012	104

Statements of Operations (Unaudited) for three and nine months ended September 30, 2013, for the three months ended September 30, 2012 and from commencement of operations (March 28, 2012) through September 30, 2012	106

Statements of Changes in Net Assets (Unaudited) for the nine months ended September 30, 2013 and from commencement of operations (March 28, 2012) through September 30, 2012	107

Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and from commencement of operations (March 28, 2012) through September 30, 2012	108

Notes to Financial Statements	109
3

TEUCRIUM COMMODITY TRUST

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2013	December 31, 2012
Assets	(Unaudited)

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$65,937,688	$52,575,291
Commodity futures contracts	324,470	133,384
Collateral, due from broker	10,079,123	7,004,263
Interest receivable	3,584	2,596
Other assets	600,739	365,076
Total assets	76,945,604	60,080,610

Liabilities

Commodity futures contracts	5,373,564	3,075,587
Collateral, due to broker	92,567	-
Management fee payable to Sponsor	54,425	50,632
Other liabilities	125,580	56,695
Total liabilities	5,646,136	3,182,914

Net assets	$71,299,468	$56,897,696

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

September 30, 2013

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$65,937,688	92.48%
			Notional Amount
Commodity futures contracts			(Long Exposure)
United States WTI crude oil futures contracts
WTI crude oil futures (7 contracts, settlement date November 20, 2013)	$88,732	0.12%	$713,300
WTI crude oil futures (6 contracts, settlement date May 20, 2014)	55,800	0.08	578,640
WTI crude oil futures (8 contracts, settlement date November 20, 2014)	27,840	0.04	740,320

United States soybean futures contracts
CBOT soybean futures (35 contracts, settlement date January 14, 2014)	50,875	0.07	2,248,750

United States sugar futures contracts
ICE sugar futures (46 contracts, settlement date April 30, 2014)	16,386	0.02	930,966
ICE sugar futures (40 contracts, settlement date June 30, 2014)	17,024	0.02	805,504

United States wheat futures contacts
CBOT wheat futures contracts (66 contracts, settlement date May 14, 2014)	67,813	0.10	2,276,175
Total commodity futures contracts	$324,470	0.45%	$8,293,655

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (759 contracts, settlement date March 14, 2014)	$2,014,900	2.83%	$17,248,275
CBOT corn futures (639 contracts, settlement date May 14, 2014)	872,050	1.22	14,768,888
CBOT corn futures (719 contracts, settlement date December 12, 2014)	1,755,375	2.46	17,291,950

United States natural gas futures contracts
NYMEX natural gas futures (21 contracts, settlement date February 26, 2014)	33,460	0.05	800,100
NYMEX natural gas futures (22 contracts, settlement date March 27, 2014)	37,440	0.05	827,420
NYMEX natural gas futures (21 contracts, settlement date September 26, 2014)	15,320	0.02	813,330
NYMEX natural gas futures (21 contracts, settlement date October 29, 2014)	7,810	0.01	828,240

United States soybean futures contracts
CBOT soybean futures (30 contracts, settlement date March 14, 2014)	141,900	0.20	1,900,500
CBOT soybean futures (39 contracts, settlement date November 14, 2014)	165,413	0.23	2,252,250

United States sugar futures contracts
ICE sugar futures (44 contracts, settlement date February 27, 2015)	34,933	0.05	925,478

United States wheat futures contracts
CBOT wheat futures contracts (77 contracts, settlement date March 14, 2014)	41,063	0.06	2,644,950
CBOT wheat futures contracts (76 contracts, settlement date December 12, 2014)	253,900	0.36	2,621,050
Total commodity futures contracts	$5,373,564	7.54%	$62,922,431

Exchange-traded funds			Shares
Teucrium Corn Fund	$503,639	0.71%	15,058
Teucrium Soybean Fund	489,072	0.69	21,031
Teucrium Wheat Fund	518,037	0.73	30,937
Teucrium Sugar Fund	518,391	0.73	34,074
Total exchange-traded funds (cost $2,599,403) owned by Teucrium Agricultural Fund	$2,029,139	2.86%

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

TEUCRIUM COMMODITY TRUST

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(4,229,448)	$17,680,107	$(9,312,668)	$11,781,196
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,167,783)	(3,737,364)	(2,106,891)	1,793,551
Realized gain on securities	70	-	70	-
Interest income	6,881	25,096	23,703	53,101
Total (loss) income	(5,390,280)	13,967,839	(11,395,786)	13,627,848

Expenses
Management fees	155,359	267,296	431,677	644,954
Professional fees	365,449	(107,429)	694,596	506,490
Distribution and marketing fees	414,233	751,082	1,250,016	1,712,641
Custodian fees and expenses	36,256	42,082	107,800	367,816
Business permits and licenses fees	40,875	30,850	92,364	47,323
General and administrative expenses	74,807	127,799	153,278	270,888
Brokerage commissions	16,810	25,674	66,165	51,333
Other expenses	15,254	29,931	44,432	72,085
Total expenses	1,119,043	1,167,285	2,840,328	3,673,530
Net (loss) income	$(6,509,323)	$12,800,554	$(14,236,114)	$9,954,318

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Operations
Net (loss) income	$(14,236,114)	$9,954,318

Capital transactions
Issuance of Shares	61,512,730	93,826,552
Change in cost of shares of the Underlying Funds acquired by Teucrium Agricultural Fund	79,976	(2,682,915)
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural Fund excluded from net (loss) income	(68,970)	(615,762)
Redemption of Shares	(32,885,850)	(104,847,665)
Total capital transactions	28,637,886	(14,319,790)
Net change in net assets	14,401,772	(4,365,472)

Net assets, beginning of period	56,897,696	83,823,568

Net assets, end of period	$71,299,468	$79,458,096

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net (loss) income	$(14,236,114)	$9,954,318
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	2,106,891	(1,793,551)
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural
Fund excluded from net (loss) income	(68,970)	(615,762)
Changes in operating assets and liabilities:
Net purchases and sales of Underlying Funds acquired by Teucrium Agricultural Fund	79,976	(2,682,915)
Collateral, due from broker	(3,074,860)	(1,073,116)
Receivable for investments sold	-	(25,882)
Interest receivable	(988)	(2,026)
Other assets	(235,663)	(221,825)
Collateral, due to broker	92,567	-
Management fee payable to Sponsor	3,793	5,018
Payable for investments purchased	-	16,178
Other liabilities	68,885	56,074
Net cash (used in) provided by operating activities	(15,264,483)	3,616,511

Cash flows from financing activities:
Proceeds from sale of Shares	61,512,730	93,826,552
Redemption of Shares, net of change in payable for shares redeemed	(32,885,850)	(99,872,805)
Net cash provided by (used in) financing activities	28,626,880	(6,046,253)

Net change in cash and cash equivalents	13,362,397	(2,429,742)
Cash and cash equivalents, beginning of period	52,575,291	80,567,901
Cash and cash equivalents, end of period	$65,937,688	$78,138,159

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Funds are subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2013 and December 31, 2012. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ended September 30, 2013 and 2012.

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

CORN: 50,000 shares representing 2 baskets

NAGS: 100,000 shares representing 2 baskets

CRUD: 50,000 shares representing 2 baskets (at minimum as of September 30, 2013 and December 31, 2012)

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets (at minimum as of September 30, 2013 and December 31, 2012)

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Trust had a balance of $65,937,688 and $32,575,691 in money market funds at September 30, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  The Trust also had investments in United States Treasury Bills with a maturity of three months or less with a fair value of $19,999,600 on December 31, 2012.

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

Ongoing or “maintenance” margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open futures contract changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to the Funds’ trading, the Funds (and not their shareholders personally) are subject to margin calls.

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

The Sponsor can elect to waive certain fees or expenses that would generally be paid for by each Fund. As of December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the nine months ended September 30, 2013, the Sponsor sought approximately $390,000 in reimbursement from CORN, SOYB and WEAT for these expenses, with approximately $174,000 in the quarter ended September 30, 2013. These Funds have not recorded the remaining $170,000 of expenses subject to reimbursement to the Sponsor as payment is not probable at September 30, 2013.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Trust and the Funds in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

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

On September 30, 2013 and December 31, 2012, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

The Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 (the "DEC14 Wheat Contracts") did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended September 30, 2013. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of September 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on September 30, 2013. In addition, for the three months ended June 30, 2013, the Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended June 30, 2013. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of June 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2013.

For the period ended June 30, 2013, the Sugar Futures Contracts traded on ICE due to settle on February 27, 2015 (the “MAR15 ICE Sugar Contracts”) did not, in the opinion of the Trust and CANE, trade in an actively traded futures market as defined in the policy of the Trust and CANE for the entire period during which they were held. Accordingly, the Trust and CANE have classified these as a Level 2 liability. The MAR15 ICE Sugar Contracts were, in the opinion of the Trust and CANE, fairly valued at settlement on June 30, 2013. These transferred back to a Level 1 liability for the quarter ended September 30, 2013.

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

For the period ended March 31, 2013, Soybean Futures Contracts traded on the CBOT due to settle on November 14, 2014 (the “NOV14 Soybean Contracts”) did not, in the opinion of the Trust and SOYB, trade in an actively traded futures market as defined in the policy of the Trust and SOYB for the entire period during which they were held. Accordingly, the Trust and SOYB classified these as a Level 2 liability. The NOV14 Soybean Contracts were, in the opinion of the Trust and SOYB, fairly valued at settlement on March 31, 2013. These transferred back to a Level 1 liability for the quarter ended June 30, 2013.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

September 30, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2013
Cash equivalents	$65,937,688	$-	$-	$65,937,688
Commodity futures contracts
WTI crude oil futures contracts	172,372	-	-	172,372
Soybean futures contracts	50,875	-	-	50,875
Sugar futures contracts	33,410	-	-	33,410
Wheat futures contracts	67,813	-	-	67,813
Total	$66,262,158	$-	$-	$66,262,158

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2013
Commodity futures contracts
Corn futures contracts	$4,642,325	$-	$-	$4,642,325
Natural gas futures contracts	94,030	-	-	94,030
Soybean futures contracts	307,313	-	-	307,313
Sugar futures contracts	34,933	-	-	34,933
Wheat futures contracts	41,063	253,900	-	294,963
Total	$5,119,664	$253,900	$-	$5,373,564

December 31, 2012
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$52,575,291	$-	$-	$52,575,291
Commodity futures contracts
Natural gas futures contracts	9,550	-	-	9,550
WTI crude oil futures contracts	44,872	-	-	44,872
Soybean futures contracts	63,200	-	-	63,200
Wheat futures contracts	15,762	-	-	15,762
Total	$52,708,675	$-	$-	$52,708,675

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts
Corn futures contracts	$2,213,775	$-	$-	$2,213,775
Natural gas futures contracts	233,919	-	-	233,919
WTI crude oil futures contracts	58,090	-	-	58,090
Soybean futures contracts	284,575	-	-	284,575
Sugar futures contracts	78,378	-	-	78,378
Wheat futures contracts	206,850	-	-	206,850
Total	$3,075,587	$-	$-	$3,075,587

Transfers into and out of each level of the fair value hierarchy for the JUL13 Corn Contracts, NOV14 Soybean Contracts, FEB15 Sugar Contracts, and the DEC14 Wheat Contracts, for the nine months ended September 30, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Corn future contracts	$1,010,962	$1,010,962	$1,010,962	$1,010,962	$-	$-
Soybean future contracts	6,850	6,850	6,850	6,850	-	-
Sugar future contracts	62,082	62,082	62,082	62,082	-	-
Wheat future contracts	194,225	448,125	448,125	194,225	-	-
Total	$1,274,119	$1,528,019	$1,528,019	$1,274,119	$	$

There were no transfers into and out of each level of the fair value hierarchy for the Trust or the Funds for the nine months ended September 30, 2012.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the nine months ended September 30, 2013, the Funds invested only in commodity futures contracts specifically related to each Fund. For the nine months ended September 30, 2012, the Funds invested only in commodity futures contracts and Cleared Swaps. Cleared Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Commodity Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Interests, can generally be structured as the parties to the Commodity Interest contract desire.  Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of September 30, 2013 and December 31, 2012.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
WTI crude oil futures contracts	$172,372	$-	$172,372	$-	$92,567	$79,805
Soybean futures contracts	50,875	-	50,875	50,875	-	-
Sugar futures contracts	33,410	-	33,410	33,410	-	-
Wheat futures contracts	67,813	-	67,813	67,813	-	-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$4,642,325	$-	$4,642,325	$-	$4,642,325	$-
Natural gas futures contracts	94,030	-	94,030	-	94,030	-
Soybean futures contracts	307,313	-	307,313	50,875	256,438	-
Sugar futures contracts	34,933	-	34,933	33,410	1,523	-
Wheat futures contracts	294,963	-	294,963	67,813	227,150	-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Natural gas futures contracts	$9,550	$-	$9,550	$9,550	$-	$-
WTI crude oil futures contracts	44,872	-	44,872	44,872	-	-
Soybean futures contracts	63,200	-	63,200	63,200	-	-
Wheat futures contracts	15,762	-	15,762	15,762	-	-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$2,213,775	$-	$2,213,775	$-	$2,213,775	$-
Natural gas futures contracts	233,919	-	233,919	9,550	224,369	-
WTI crude oil futures contracts	58,090	-	58,090	44,872	13,218	-
Soybean futures contracts	284,575	-	284,575	63,200	221,375	-
Sugar futures contracts	78,378	-	78,378	-	78,378	-
Wheat futures contracts	206,850	-	206,850	15,762	191,088	-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended September 30, 2013

	Realized (Loss) Gain on	Net Change in Unrealized (Loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$(3,670,163)	$(1,818,600)
Natural gas futures contracts	(125,490)	65,830
WTI crude oil futures contracts	9,380	117,800
Soybean futures contracts	183,763	(188,626)
Sugar futures contracts	(113,288)	174,888
Wheat futures contracts	(513,650)	480,925
Total commodity futures contracts	$(4,229,448)	$(1,167,783)

Three months ended September 30, 2012

	Realized Gain (Loss) on	Net Change in Unrealized (Loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$16,718,359	$(3,740,286)
Natural gas futures contracts	(263,121)	502,151
WTI crude oil futures contracts	-	119,260
Soybean futures contracts	719,250	(405,038)
Sugar futures contracts	(80,068)	661
Wheat futures contracts	585,687	(214,112)
Total commodity futures contracts	$17,680,107	$(3,737,364)

Nine months ended September 30, 2013

	Realized (Loss) Gain on	Net Change in Unrealized (Loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$(7,350,776)	$(2,428,550)
Natural gas futures contracts	(224,549)	130,339
WTI crude oil futures contracts	(77,750)	185,590
Soybean futures contracts	8,838	(35,063)
Sugar futures contracts	(398,406)	76,855
Wheat futures contracts	(1,270,025)	(36,062)
Total commodity futures contracts	$(9,312,668)	$(2,106,891)

Nine months ended September 30, 2012

	Realized Gain (Loss) on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	(Loss) on Derivative Instruments
Commodity price
Corn futures contracts	$12,326,540	$978,790
Natural gas futures contracts	(831,009)	832,228
WTI crude oil futures contracts	43,347	(167,247)
Soybean futures contracts	797,231	(102,331)
Sugar futures contracts	(676,378)	77,875
Wheat futures contracts	121,465	174,236
Total commodity futures contracts	$11,781,196	$1,793,551

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk are included in the schedule of investments as of September 30, 2013 and December 31, 2012.

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

For the period October 1, 2013 through November 11, 2013, the following subsequent events transpired for each of the series of the Trust:

CORN: Nothing to Report

NAGS: Nothing to Report

CRUD: Nothing to Report

SOYB: Nothing to Report

CANE: Nothing to Report

WEAT: Nothing to Report

TAGS: Nothing to Report

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2013	December 31, 2012
Assets	(Unaudited)

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$45,377,263	$34,631,982
Collateral, due from broker	8,392,513	5,106,775
Interest receivable	2,247	1,376
Other assets	353,022	242,407
Total assets	54,125,045	39,982,540

Liabilities

Commodity futures contracts	4,642,325	2,213,775
Management fee payable to Sponsor	40,156	36,444
Other liabilities	108,560	45,809
Total liabilities	4,791,041	2,296,028

Net assets	$49,334,004	$37,686,512

Shares outstanding	1,475,004	850,004

Net asset value per share	$33.45	$44.34

Market value per share	$33.57	$44.32

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

September 30, 2013

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$45,377,263	91.98%

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (759 contracts, settlement date March 14, 2014)	$2,014,900	4.08%	$17,248,275
CBOT corn futures (639 contracts, settlement date May 14, 2014)	872,050	1.77	14,768,888
CBOT corn futures (719 contracts, settlement date December 12, 2014)	1,755,375	3.56	17,291,950
Total commodity futures contracts	$4,642,325	9.41%	$49,309,113

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(3,670,163)	$16,718,359	$(7,350,776)	$12,326,540
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,818,600)	(3,740,286)	(2,428,550)	978,790
Realized gain on securities	70	-	70	-
Interest income	4,612	20,303	16,350	42,393
Total (loss) income	(5,484,081)	12,998,376	(9,762,906)	13,347,723

Expenses
Management fees	112,618	221,902	307,010	534,153
Professional fees	259,440	(87,700)	498,360	343,462
Distribution and marketing fees	342,144	615,400	1,028,346	1,343,730
Custodian fees and expenses	32,564	32,564	96,631	96,985
Business permits and licenses fees	21,160	13,120	62,790	24,416
General and administrative expenses	46,740	92,120	109,185	202,440
Brokerage commissions	12,420	21,329	53,295	40,123
Other expenses	10,396	20,561	30,849	55,806
Total expenses	837,482	929,296	2,186,466	2,641,115
Net (loss) income	$(6,321,563)	$12,069,080	$(11,949,372)	$10,706,608

Net (loss) income per share	$(5.25)	$6.38	$(10.89)	$6.48
Net (loss) income per weighted average share	$(5.06)	$6.79	$(11.49)	$6.45
Weighted average shares outstanding	1,249,461	1,776,906	1,039,656	1,659,311

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Operations
Net (loss) income	$(11,949,372)	$10,706,608
Capital transactions
Issuance of Shares	52,132,966	48,186,703
Redemption of Shares	(28,536,102)	(72,077,181)
Total capital transactions	23,596,864	(23,890,478)
Net change in net assets	11,647,492	(13,183,870)

Net assets, beginning of period	37,686,512	71,268,521

Net assets, end of period	$49,334,004	$58,084,651

Net asset value per share at beginning of period	$44.34	$41.92

At end of period	$33.45	$48.40

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flows from operating activities:
Net (loss) income	$(11,949,372)	$10,706,608
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	2,428,550	(978,790)
Changes in operating assets and liabilities:
Collateral, due from broker	(3,285,738)	(1,051,188)
Interest receivable	(871)	(1,163)
Other assets	(110,615)	(103,138)
Management fee payable to Sponsor	3,712	(2,177)
Other liabilities	62,751	44,909
Net cash (used in) provided by operating activities	(12,851,583)	8,615,061

Cash flows from financing activities:
Proceeds from sale of Shares	52,132,966	48,186,703
Redemption of Shares	(28,536,102)	(67,753,539)
Net cash provided by (used in) financing activities	23,596,864	(19,566,836)

Net change in cash and cash equivalents	10,745,281	(10,951,775)
Cash and cash equivalents, beginning of period	34,631,982	69,022,336
Cash and cash equivalents, end of period	$45,377,263	$58,070,561

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2013 and December 31, 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $45,377,263 and $14,632,382 in money market funds at September 30, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund held $19,999,600 in United States Treasury Bills with a maturity date of three months or less at December 31, 2012; this balance is included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the three months ended September 30, 2013, the Fund recorded $112,618 in management fees to the Sponsor. For the three months ended September 30, 2012, the Fund recorded $221,902 in management fees to the Sponsor. For the nine months ended September 30, 2013, the Fund recorded $307,010 in management fees to the Sponsor. For the nine months ended September 30, 2012, the Fund recorded $534,153 in management fees to the Sponsor.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses associated with the Fund’s tax accounting and reporting requirements. The Sponsor can elect to waive certain fees or expenses that would generally be paid for by the Fund. As of December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the nine months ended September 30, 2013, the Sponsor sought approximately $390,000 in reimbursement from CORN,

SOYB and WEAT for these expenses, with approximately $174,000 in the quarter ended September 30, 2013. These Funds have not recorded the remaining $170,000 of expenses subject to reimbursement to the Sponsor as payment is not probable at September 30, 2013.

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

On September 30, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

September 30, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2013
Cash equivalents	$45,377,263	$-	$-	$45,377,263

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2013
Commodity futures contracts	$4,642,325	$-	$-	$4,642,325

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$34,631,982	$-	$-	$34,631,982

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$2,213,775	$-	$-	$2,213,775

Transfers into and out of each level of the fair value hierarchy for the JUL13 Corn Contracts, for the nine months ended September 30, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Corn future contracts	$1,010,962	$1,010,962	$1,010,962	$1,010,962	$-	$-

During the nine months ended September 30, 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2013 the Fund invested only in commodity futures contracts. For the nine months ended September 30, 2012 the Fund invested only in commodity futures contracts and Cleared Corn Swaps. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire. Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of September 30, 2013 and December 31, 2012.

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$4,642,325	$-	$4,642,325	$-	$4,642,325	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$2,213,775	$-	$2,213,775	$-	$2,213,775	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(3,670,163)	$(1,818,600)

Three months ended September 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$16,718,359	$(3,740,286)

Nine months ended September 30, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(7,350,776)	$(2,428,550)

Nine months ended September 30, 2012

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$12,326,540	$978,790

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of September 30, 2013 and December 31, 2012.

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the nine months ended September 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the nine months ended September 30, 2013
Net asset value at beginning of period	$44.34
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(8.80)
Total expenses	(2.10)
Net decrease in net asset value	(10.89)
Net asset value end of period	$33.45
Total Return	(24.56)%
Ratios to Average Net Assets (Annualized)
Total expense	7.11%
Net investment loss	(7.06)%

Per Share Operation Performance for the nine months ended September 30, 2012
Net asset value at beginning of period	$41.92
Income from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	8.05
Total expenses	(1.59)
Net increase in net asset value	6.48
Net asset value at end of period	$48.40
Total Return	15.46%
Ratios to Average Net Assets (Annualized)
Total expense	4.95%
Net investment loss	(4.87)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion.  As of December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the nine months ended September 30, 2013, the Sponsor sought approximately $390,000 in reimbursement from CORN, SOYB and WEAT for these expenses, with approximately $174,000 in the quarter ended September 30, 2013. These Funds have not recorded the remaining $170,000 of expenses subject to reimbursement to the Sponsor as payment is not probable at September 30, 2013.

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

For the period October 1, 2013 through November 11, 2013 there was nothing to report.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2013	December 31, 2012
Assets	(Unaudited)

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$3,170,295	$4,476,336
Commodity futures contracts	-	9,550
Collateral, due from broker	192,223	367,374
Interest receivable	210	305
Other assets	15,192	10,989
Total assets	3,377,920	4,864,554

Liabilities

Commodity futures contracts	94,030	233,919
Management fee payable to Sponsor	2,773	4,046
Other liabilities	1,492	968
Total liabilities	98,295	238,933

Net assets	$3,279,625	$4,625,621

Shares outstanding	300,004	400,004

Net asset value per share	$10.93	$11.56

Market value per share	$10.92	$11.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS

September 30, 2013

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$3,170,295	96.67%

	Fair	Percentage of	Notional Amount
Description: Liabilities	Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (21 contracts, settlement date February 26, 2014)	$33,460	1.02%	$800,100
NYMEX natural gas futures (22 contracts, settlement date March 27, 2014)	37,440	1.14	827,420
NYMEX natural gas futures (21 contracts, settlement date September 26, 2014)	15,320	0.47	813,330
NYMEX natural gas futures (21 contracts, settlement date October 29, 2014)	7,810	0.24	828,240
Total commodity futures contracts	$94,030	2.87%	$3,269,090

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

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(125,490)	$(263,121)	$(224,549)	$(831,009)
Net change in unrealized appreciation or depreciation on commodity futures contracts	65,830	502,151	130,339	832,228
Interest income	314	863	1,094	1,544
Total (loss) income	(59,346)	239,893	(93,116)	2,763

Expenses
Management fees	8,459	5,833	27,999	5,833
Professional fees	2,879	655	8,004	2,728
Distribution and marketing fees	89	3,458	1,802	10,046
Custodian fees and expenses	632	1,179	2,091	3,533
Business permits and licenses fees	-	224	-	142
General and administrative expenses	88	1,229	432	4,448
Brokerage commissions	213	213	755	705
Other expenses	84	294	30	388
Total expenses	12,444	13,085	41,113	27,823
Net (loss) income	$(71,790)	$226,808	$(134,229)	$(25,060)

Net (loss) income per share	$(0.24)	$0.76	$(0.63)	$(1.22)
Net (loss) income per weighted average share	$(0.24)	$0.76	$(0.42)	$(0.12)
Weighted average shares outstanding	300,004	300,004	317,403	213,143

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Operations
Net loss	$(134,229)	$(25,060)
Capital transactions
Issuance of Shares	-	2,420,546
Redemption of Shares	(1,211,767)	-
Total capital transactions	(1,211,767)	2,420,546
Net change in net assets	(1,345,996)	2,395,486

Net assets, beginning of period	4,625,621	1,381,367

Net assets, end of period	$3,279,625	$3,776,853
Net asset value per share at beginning of period	$11.56	$13.81

At end of period	$10.93	$12.59

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flows from operating activities:
Net loss	$(134,229)	$(25,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(130,339)	(832,228)
Changes in operating assets and liabilities:
Collateral, due from broker	175,151	676,181
Interest receivable	95	(152)
Other assets	(4,203)	(2,570)
Management fee payable to Sponsor	(1,273)	2,867
Other liabilities	524	(5,892)
Net cash used in operating activities	(94,274)	(186,854)

Cash flows from financing activities:
Proceeds from sale of Shares	-	2,420,546
Redemption of Shares	(1,211,767)	-
Net cash (used in) provided by financing activities	(1,211,767)	2,420,546

Net change in cash and cash equivalents	(1,306,041)	2,233,692
Cash and cash equivalents, beginning of period	4,476,336	1,277,159
Cash and cash equivalents, end of period	$3,170,295	$3,510,851

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2013 and December 31, 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $3,170,295 and $4,476,336 in money market funds on September 30, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Sponsor had waived the management fee for this Fund for the period August 1, 2011 through July 31, 2012. For the three months ended September 30, 2013, the Fund recorded a management fee expense of $8,459. For the nine months ended September 30, 2013, the Fund recorded a management fee expense of $27,999. For the three and nine months ended September 30, 2012, the Fund recorded a management fee expense of $5,833. The waiving of the management fee for some period in 2012 by the Sponsor resulted in an approximate $3,200 reduction in expenses to the Fund for the three months ended September 30, 2012 and $12,800 for the nine months ended from January 1, 2012 through September 30, 2012.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements.  Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action resulted in an approximate $17,500 reduction in expenses for the Fund for the three month and $53,800 for the nine month period ending September 30, 2013. In addition, the Sponsor can waive the management fee; this action resulted in an approximate $12,800 reduction in expenses for the Fund for the nine months ending September 30, 2012. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

On September 30, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the Natural Gas Futures Contracts traded on the NYMEX fairly reflected the value of the Natural Gas Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

September 30, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2013
Cash equivalents	$3,170,295	$-	$-	$3,170,295

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2013
Commodity futures contracts	$94,030	$-	$-	$94,030

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$4,476,336	$-	$-	$4,476,336
Commodity futures contracts	9,550	-	-	9,550
Total	$4,485,886	$-	$-	$4,485,886

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$ 233,919	$-	$-	$233,919

During the three and nine months ended September 30, 2013 and 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three and nine months ended September 30, 2013 and 2012, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of September 30, 2013 and December 31, 2012.

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Natural gas futures contracts	$94,030	$-	$94,030	$-	$94,030	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Natural gas futures contracts	$9,550	$-	$9,550	$9,550	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Natural gas futures contracts	$233,919	$-	$233,919	$9,550	$224,369	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2013

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Commodity price
Commodity futures contracts	$(125,490)	$65,380

Three months ended September 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(263,121)	$502,151

Nine months ended September 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(224,549)	$130,339

Nine months ended September 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(831,009)	$832,228

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of September 30, 2013 and December 31, 2012.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the nine months ended September 30, 2013
Net asset value at beginning of period	$11.56
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(0.49)
Total expenses	(0.14)
Net decrease in net asset value	(0.63)
Net asset value at end of period	$10.93
Total Return	(5.45)%
Ratios to Average Net Assets (Annualized)
Total expense	1.47%
Net investment loss	(1.43)%

Per Share Operation Performance for the nine months ended September 30, 2012
Net asset value at beginning of period	$13.81
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(1.10)
Total expenses	(0.13)
Net decrease in net asset value	(1.22)
Net asset value at end of period	$12.59
Total Return	(8.83)%
Ratios to Average Net Assets
Total expense	1.50%
Net investment loss	(1.41)%

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. The cap may be terminated by the Sponsor at any time with 90 days’ notice. This action by the Sponsor resulted in an approximate $53,800 reduction in expenses to the Fund for the nine months ended

September 30, 2013 and approximately, $9,800 reduction in expenses to the Fund for the nine months ended September 30, 2012. In addition, the Sponsor can waive the management fee; this action resulted in an approximate $12,800 reduction in expenses for the Fund for the nine months ending September 30, 2012. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

For the period October 1, 2013 through November 11, 2013 there was nothing to report.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2013	December 31, 2012
Assets	(Unaudited)

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$1,964,651	$1,845,910
Commodity futures contracts	172,372	44,872
Collateral, due from broker	-	137,328
Interest receivable	131	123
Other assets	36,183	26,866
Total assets	2,173,337	2,055,099

Liabilities

Commodity futures contracts	-	58,090
Collateral, due to broker	92,567	-
Management fee payable to Sponsor	-	1,626
Other liabilities	1,127	1,636
Total liabilities	93,694	61,352

Net assets	$2,079,643	$1,993,747

Shares outstanding	50,002	50,002

Net asset value per share	$41.59	$39.87

Market value per share	$41.05	$38.53

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

SCHEDULE OF INVESTMENTS

September 30, 2013

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$ 1,964,651	94.47%

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (7 contracts, settlement date November 20, 2013)	$ 88,732	4.27%	$ 713,300
WTI crude oil futures (6 contracts, settlement date May 20, 2014)	55,800	2.68	578,640
WTI crude oil futures (8 contracts, settlement date November 20, 2014)	27,840	1.34	740,320
Total commodity futures contracts	$ 172,372	8.29%	$ 2,032,260

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

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$9,380	$-	$(77,750)	$ 43,347
Net change in unrealized appreciation or depreciation on commodity futures contracts	117,800	119,260	185,590	(167,247)
Interest income	229	494	731	1,839
Total income (loss)	127,409	119,754	108,571	(122,061)

Expenses
Management fees	-	5,097	-	21,769
Professional fees	7,643	(5,168)	20,016	10,325
Distribution and marketing fees	266	30,423	2,659	59,611
Custodian fees and expenses	-	(3,947)	-	60,474
Business permits and licenses fees	-	790	-	790
General and administrative expenses	-	4,068	-	4,068
Brokerage commissions	-	207	-	506
Other expenses	-	102	-	352
Total expenses	7,909	31,572	22,675	157,895
Net income (loss)	$119,500	$88,182	$85,896	$(279,956)

Net income (loss) per share	$2.39	$1.76	$1.72	$(4.12)
Net income (loss) per weighted average share	$2.39	$1.76	$1.72	$(4.21)
Weighted average shares outstanding	50,002	50,002	50,002	66,425

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Operations
Net income (loss)	$85,896	$(279,956)
Capital transactions
Redemption of Shares	-	(2,148,469)
Total capital transactions	-	(2,148,469)
Net change in net assets	85,896	(2,428,425)

Net assets, beginning of period	1,993,747	4,445,013

Net assets, end of period	$2,079,643	$2,016,588
Net asset value per share at beginning of period	$39.87	$44.45

At end of period	$41.59	$40.33

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flows from operating activities:
Net income (loss)	$85,896	$(279,956)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(185,590)	167,247
Changes in operating assets and liabilities:
Collateral, due from broker	137,328	(13,662)
Interest receivable	(8)	88
Other assets	(9,317)	20,166
Collateral, due to broker	92,567	-
Management fee payable to Sponsor	(1,626)	(2,964)
Other liabilities	(509)	(2,410)
Net cash provided by (used in) operating activities	118,741	(111,491)

Cash flows from financing activities:
Redemption of Shares	-	(2,148,469)
Net cash provided by (used in) financing activities	-	(2,148,469)

Net change in cash and cash equivalents	118,741	(2,259,960)
Cash and cash equivalents, beginning of period	1,845,910	4,139,910
Cash and cash equivalents, end of period	$1,964,651	$1,879,950

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2013 and December 31, 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2013 and 2012.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares. Effective May 18, 2012, the Fund had a minimum number of shares and this situation continued through September 30, 2013. No redemptions can be made until additional shares are created.

 Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $1,964,651 and $1,845,910 in money market funds at September 30, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Sponsor elected to waive the management fee for the three and nine months ended September 30, 2013; this action by the Sponsor resulted in an approximate $5,200 and $15,000 reduction in fees for these periods, respectively.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor may, at its discretion, pay certain expenses on behalf of the Fund. For the three and nine months ended September 30, 2013, approximately $11,300 and $39,800 of expenses which were paid by the Sponsor that normally would have been paid by the Fund. For these same periods in 2012, the amounts were $13,500 and $28,000, respectively. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

On September 30, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the WTI Crude Oil Futures Contracts traded on the NYMEX fairly reflected the value of the WTI Crude Oil Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

September 30, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2013
Cash equivalents	$1,964,651	$-	$-	$1,964,651
Commodity futures contracts	172,372	-	-	172,372
Total	$2,137,023	$-	$-	$2,137,023

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$1,845,910	$-	$-	$1,845,910
Commodity futures contracts	44,872	-	-	44,872
Total	$1,890,782	$-	$-	$1,890,782

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$58,090	$-	$-	$58,090

During the three and nine months ended September 30, 2013 and 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three and nine months ended September 30, 2013 and 2012, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of September 30, 2013 and December 31, 2012.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
WTI crude oil futures contracts	$172,372	$-	$172,372	$-	$92,567	$79,805

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
WTI crude oil futures contracts	$44,872	$-	$44,872	$44,872	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
WTI crude oil futures contracts	$58,090	$-	$58,090	$44,872	$13,218	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2013

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$9,380	$117,800

Three months ended September 30, 2012

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$-	$119,260

 Nine months ended September 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(77,750)	$185,590

Nine months ended September 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$43,347	$(167,247)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of September 30, 2013 and December 31, 2012.

Note 5 – Financial Highlights

The following table presents per unit performance data and other, supplemental financial data for the nine months ended September 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the nine months ended September 30, 2013
Net asset value at beginning of period	$39.87
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	2.16
Total expenses	(0.45)
Net increase in net asset value	1.72
Net asset value at end of period	$41.59
Total Return	4.31%
Ratios to Average Net Assets (Annualized)
Total expense	1.50%
Net investment loss	(1.45)%

Per Share Operation Performance for the nine months ended September 30, 2012
Net asset value at beginning of period	$44.45
Income from investment operations:
Investment income	0.03
Net realized and unrealized loss on commodity futures contracts	(1.77)
Total expenses	(2.38)
Net decrease in net asset value	(4.12)
Net asset value at end of period	$40.33
Total Return	(9.27)%
Ratios to Average Net Assets (Annualized)
Total expense	7.26%
Net investment loss	(7.17)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the nine months ended September 30, 2013, this resulted in the waiving of Fund expenses of approximately $39,800. For the nine months ended September 30, 2012, this resulted in the waiving of Fund expenses of $28,000. In addition, for the nine months ended September 30, 2013, the Sponsor waived approximately $15,000 in management fees. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

For the period October 1, 2013 through November 11, 2013 there was nothing to report.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2013	December 31, 2012
Assets	(Unaudited)

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$5,989,091	$6,169,205
Commodity futures contracts	50,875	63,200
Collateral, due from broker	599,175	670,563
Interest receivable	402	425
Other assets	75,783	26,315
Total assets	6,715,326	6,929,708

Liabilities

Commodity futures contracts	307,313	284,575
Management fee payable to Sponsor	5,493	5,741
Other liabilities	7,330	3,217
Total liabilities	320,136	293,533

Net assets	$6,395,190	$6,636,175

Shares outstanding	275,004	275,004

Net asset value per share	$23.25	$24.13

Market value per share	$23.57	$24.07

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

September 30, 2013

(Unaudited)

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$5,989,091	93.65%

Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (35 contracts, settlement date January 14, 2014)	$50,875	0.80%	$2,248,750

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (30 contracts, settlement date March 14, 2014)	$141,900	2.22%	$1,900,500
CBOT Soybean futures (39 contracts, settlement date November 14, 2014)	165,413	2.59	2,252,250
Total commodity futures contracts	$307,313	4.81%	$4,152,750

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$6,169,205	92.96%
			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT Soybean futures (28 contracts, settlement date May 14, 2013)	$40,775	$0.61%	$1,958,950
CBOT soybean futures (36 contracts, settlement date November 14, 2013)	22,425	0.34	2,344,950
Total commodity futures contracts	$63,200	$0.95%	$4,303,900

	Fair	Percentage of	Notional Amount
Description: Liabilities	Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures (33 contracts, settlement date March 14, 2013)	$284,575	$4.29%	$2,325,675

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$183,763	$719,250	$8,838	$797,231
Net change in unrealized appreciation or depreciation on commodity futures contracts	(188,626)	(405,038)	(35,063)	(102,331)
Interest income	698	2,248	2,359	3,680
Total (loss) income	(4,165)	316,460	(23,866)	698,580

Expenses
Management fees	16,459	26,362	49,254	44,140
Professional fees	42,430	(3,351)	75,010	51,800
Distribution and marketing fees	35,262	53,450	113,103	115,335
Custodian fees and expenses	1,518	10,620	4,505	75,041
Business permits and licenses fees	9,600	8,560	15,211	10,384
General and administrative expenses	14,276	14,760	22,783	24,042
Brokerage commissions	1,932	1,504	5,733	2,500
Other expenses	1,885	4,830	6,191	6,981
Total expenses	123,362	116,735	291,790	330,223
Net (loss) income	$(127,527)	$199,725	$(315,656)	368,357

Net (loss) income per share	$(0.47)	$2.18	$(0.88)	$4.72
Net (loss) income per weighted average share	$(0.46)	$0.51	$(1.15)	$1.59
Weighted average shares outstanding	275,004	389,950	275,279	232,303

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Operations
Net (loss) income	$(315,656)	$368,357
Capital transactions
Issuance of Shares	1,859,169	16,116,224
Redemption of Shares	(1,784,498)	(8,037,728)
Total capital transactions	74,671	8,078,496
Net change in net assets	(240,985)	8,446,853

Net assets, beginning of period	6,636,175	2,186,430

Net assets, end of period	$6,395,190	$10,633,283

Net asset value per share at beginning of period	$24.13	$21.86

At end of period	$23.25	$26.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net (loss) income	$(315,656)	$368,357
Adjustments to reconcile net (loss) income to net cash used in by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	35,063	102,331
Changes in operating assets and liabilities:
Collateral, due from broker	71,388	(908,906)
Interest receivable	23	(681)
Other assets	(49,468)	(55,487)
Management fee payable to Sponsor	(248)	8,560
Other liabilities	4,113	13,493
Net cash used in operating activities	(254,785)	(472,333)

Cash flows from financing activities:
Proceeds from sale of Shares	1,859,169	16,116,224
Redemption of Shares	(1,784,498)	(7,386,510)
Net cash provided by financing activities	74,671	8,729,714

Net change in cash and cash equivalents	(180,114)	8,257,381
Cash and cash equivalents, beginning of period	6,169,205	2,055,369
Cash and cash equivalents, end of period	$5,989,091	$10,312,750

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2013 and December 31, 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $5,989,091 and $6,169,205 in money market funds at September 30, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the three months ended September 30, 2013, the Fund recorded $16,459 in management fees to the Sponsor. For the nine months ended September 30, 2013, the Fund recorded $49,254 in management fees to the Sponsor. For the three months ended September 30, 2012, the Fund recorded $26,362 in management fees to the Sponsor. For the nine months ended September 30, 2012, the Fund recorded $44,140 in management fees to the Sponsor.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays the fees and expenses associated with the Fund’s tax accounting and reporting requirements. The Sponsor can elect to waive certain fees or expenses that would generally be paid for by the Fund. For the nine months ended September 30, 2013, approximately $5,700 of expenses were paid by the Sponsor. For the three and nine months ended September 30, 2012, approximately $7,500 and $11,700 of expenses, respectively, were paid by the Sponsor. As of December 31, 2012, there were approximately

$560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the nine months ended September 30, 2013, the Sponsor sought approximately $390,000 in reimbursement from CORN, SOYB and WEAT for these expenses, with approximately $174,000 in the quarter ended September 30, 2013. These Funds have not recorded the remaining $170,000 of expenses subject to reimbursement to the Sponsor as payment is not probable at September 30, 2013.

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

On September 30, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, and no adjustments were necessary.

For the period ended March 31, 2013, Soybean Futures Contracts traded on the CBOT due to settle on November 14, 2014 (the “NOV14 Soybean Contracts”) did not, in the opinion of the Trust and SOYB, trade in an actively traded futures market as defined in the policy of the Trust and SOYB for the entire period during which they were held. Accordingly, the Trust and SOYB classified these as a Level 2 liability. The NOV14 Soybean Contracts were, in the opinion of the Trust and SOYB, fairly valued at settlement on March 31, 2013. These transferred back to a Level 1 liability for the quarter ended June 30, 2013.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

September 30, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2013
Cash equivalents	$5,989,091	$-	$-	$5,989,091
Commodity futures contracts	50,875	-	-	50,875
Total	$6,039,966	$-	$-	$6,039,966

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2013
Commodity futures contracts	$307,313	$-	$-	$307,313

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$6,169,205	$-	$-	$6,169,205
Commodity futures contracts	63,200	-	-	63,200
Total	$6,232,405	$-	$-	$6,232,405

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$284,575	$-	$-	$284,575

Transfers into and out of each level of the fair value hierarchy for the NOV14 Soybean Contracts, for the nine months ended September 30, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Soybean future contracts	$6,850	$6,850	$6,850	$6,850	$-	$-

During the nine months ended September 30, 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three and nine months ended September 30, 2013 and 2012, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of September 30, 2013 and December 31, 2012.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Soybean futures contracts	$50,875	$-	$50,875	$50,875	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Soybean futures contracts	$307,313	$-	$307,313	$50,875	$256,438	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Soybean futures contracts	$63,200	$-	$63,200	$63,200	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Soybean futures contracts	$284,575	$-	$284,575	$63,200	$221,375	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2013

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$183,763	$(188,626)

Three months ended September 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$719,250	$(405,038)

Nine months ended September 30, 2013

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$8,838	$(35,063)

Nine months ended September 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$797,231	$(102,331)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of September 30, 2013 and December 31, 2012.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for nine months ended September 30, 2013
Net asset value at beginning of period	$24.13
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	0.17
Total expenses	(1.06)
Net decrease in net asset value	(0.88)
Net asset value at end of period	$23.25
Total Return	(3.65)%
Ratios to Average Net Assets (Annualized)
Total expense	5.93%
Net investment loss	(5.88)%

Per Share Operation Performance for nine months ended September 30, 2012
Net asset value at beginning of period	$21.86
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	6.13
Total expenses	(1.42)
Net increase in net asset value	4.72
Net asset value at end of period	$26.58
Total Return	21.59%
Ratios to Average Net Assets
Total expense	7.47%
Net investment loss	(7.38)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the nine month period ended September 30, 2013, approximately $5,700 of expenses was paid by the Sponsor. For the nine months ended September 30, 2012, approximately $11,700 of expenses were paid by the Sponsor. As of December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the nine months ended September 30, 2013, the Sponsor sought approximately $390,000 in reimbursement from CORN, SOYB and WEAT for these expenses, with approximately $174,000 in the quarter ended September 30, 2013. These Funds have not recorded the remaining $170,000 of expenses subject to reimbursement to the Sponsor as payment is not probable at September 30, 2013.

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

For the period October 1, 2013 through November 11, 2013 there was nothing to report.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2013	December 31, 2012
Assets	(Unaudited)

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,493,924	$2,088,533
Commodity futures contracts	33,410	-
Collateral, due from broker	136,487	189,259
Interest receivable	159	164
Other assets	33,489	27,067
Total assets	2,697,469	2,305,023

Liabilities

Commodity futures contracts	34,933	78,378
Other liabilities	64	747
Total liabilities	34,997	79,125

Net assets	$2,662,472	$2,225,898

Shares outstanding	175,004	125,004

Net asset value per share	$15.21	$17.81

Market value per share	$15.19	$17.84

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

September 30, 2013

(Unaudited)

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,493,924	93.67%

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures (46 contracts, settlement date April 30, 2014)	16,386	0.61	930,966
ICE sugar futures (40 contracts, settlement date June 30, 2014)	17,024	0.64	805,504
Total commodity futures contracts	$33,410	1.25%	$1,736,470

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures (44 contracts, settlement date February 27, 2015)	$34,933	1.31%	$925,478

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(113,288)	$(80,068)	$(398,406)	$(676,378)
Net change in unrealized appreciation or depreciation on commodity futures contracts	174,888	661	76,855	77,875
Interest income	272	392	876	1,541
Total income (loss)	61,872	(79,015)	(320,675)	(596,962)

Expenses
Management fees	-	-	-	14,055
Professional fees	9,876	(7,864)	22,119	47,286
Distribution and marketing fees	(654)	3,369	4,160	5,193
Custodian fees and expenses	-	12,135	-	74,019
Business permits and licenses fees	-	(4,000)	(124)	60,421
General and administrative expenses	-	5,107	245	14,389
Brokerage commissions	384	1,053	839	3,072
Other expenses	-	1,455	453	3,605
Total expenses	9,606	11,255	27,692	222,040
Net income (loss)	$52,266	$(90,270)	$(348,367)	$(819,002)

Net income (loss) per share	$0.29	$(0.74)	$(2.60)	$(4.50)
Net income (loss) per weighted average share	$0.30	$(1.12)	$(2.23)	$(7.37)
Weighted average shares outstanding	175,004	80,711	156,323	111,135

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Operations
Net loss	$(348,367)	$(819,002)
Capital transactions
Issuance of Shares	784,941	4,438,390
Redemption of Shares	-	(4,069,474)
Total capital transactions	784,941	368,916
Net change in net assets	436,574	(450,086)

Net assets, beginning of period	2,225,898	2,306,249

Net assets, end of period	$2,662,472	$1,856,163

Net asset value per share at beginning of period	$17.81	$23.06

At end of period	$15.21	$18.56

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(348,367)	$(819,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(76,855)	(77,875)
Changes in operating assets and liabilities:
Collateral, due from broker	52,772	211,348
Interest receivable	5	(19)
Other assets	(6,422)	(35,957)
Management fee payable to Sponsor	-	(1,973)
Other liabilities	(683)	(2,156)
Net cash used in operating activities	(379,550)	(725,634)

Cash flows from financing activities:
Proceeds from sale of Shares	784,941	4,438,390
Redemption of Shares	-	(4,069,474)
Net cash provided by financing activities	784,941	368,916

Net change in cash and cash equivalents	405,391	(356,718)
Cash and cash equivalents, beginning of period	2,088,533	2,051,003
Cash and cash equivalents, end of period	$2,493,924	$1,694,285

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2013 and December 31, 2012.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $2,493,924 and $2,088,533 in money market funds at September 30, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three and nine months ended September 30, 2013, this election by the Sponsor resulted in approximately $5,800 and $17,500 reduction in management fees, respectively. For 2012, this election was $4,000 for both the three and nine months.

The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor may, at its discretion, pay certain expenses on behalf of the Fund. For the three and nine months ended September 30, 2013, approximately $12,200 and $50,000 of expenses were paid by the Sponsor that normally would have been paid by the Fund. For the same periods in 2012, approximately $17,600 and $33,300 of expenses were paid by the Sponsor. Additional expenses of the Fund may be paid by the Sponsor in future periods.

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

On September 30, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary.

For the period ended June 30, 2013, the Sugar Futures Contracts traded on ICE due to settle on February 27, 2015 (the “MAR15 ICE Sugar Contracts”) did not, in the opinion of the Trust and CANE, trade in an actively traded futures market as defined in the policy of the Trust and CANE for the entire period during which they were held. Accordingly, the Trust and CANE have classified these as a Level 2 liability. The MAR15 ICE Sugar Contracts were, in the opinion of the Trust and CANE, fairly valued at settlement on June 30, 2013. These transferred back to a Level 1 liability for the quarter ended September 30, 2013.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

September 30, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2013
Cash equivalents	$2,493,924	$-	$-	$2,493,924
Commodity futures contracts	33,410	-	-	33,410
Total	$2,527,334	$-	$-	$2,527,334

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2013
Commodity futures contracts	$34,933	$-	$-	$34,933

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$2,088,533	$-	$-	$2,088,533

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$78,378	$-	$-	$78,378

Transfers into and out of each level of the fair value hierarchy for the FEB15 ICE Sugar Contracts, for the nine months ended September 30, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Sugar future contracts	$62,082	$62,082	$62,082	$62,082	$-	$-

During the nine months ended September 30, 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three and nine months ended September 30, 2013 and 2012, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of September 30, 2013 and December 31, 2012.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Sugar futures contracts	$33,410	$-	$33,410	$33,410	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Sugar futures contracts	$34,933	$-	$34,933	$33,410	$1,523	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Sugar futures contracts	$78,378	$-	$78,378	$-	$78,378	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(113,288)	$174,888

Three months ended September 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(80,068)	$661

Nine months ended September 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(398,406)	$76,855

Nine months ended September 30, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(676,378)	$77,875

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of September 30, 2013 and December 31, 2012.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the nine months ended September 30, 2013
Net asset value at beginning of period	$17.81
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.43)
Total expenses	(0.18)
Net decrease in net asset value	(2.60)
Net asset value at end of period	$15.21
Total Return	(14.60)%
Ratios to Average Net Assets (Annualized)
Total expense	1.53%
Net investment loss	(1.48)%

Per Share Operation Performance for the nine months ended September 30, 2012
Net asset value at beginning of period	$23.06
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.51)
Total expenses	(2.00)
Net decrease in net asset value	(4.50)
Net asset value at end of period	$18.56
Total Return	(19.51)%
Ratios to Average Net Assets (Annualized)
Total expense	12.46%
Net investment loss	(12.37)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the nine months ended September 30, 2013, this resulted in the waiving of Fund expenses of approximately $50,000 and $17,500 reduction in management fees.  For the nine months ended September 30, 2012, this resulted in the waiving of Fund expenses of approximately $33,300 and $4,000 reduction in management fees.

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

For the period October 1, 2013 through November 11, 2013 there was nothing to report.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$6,940,275	$3,356,906
Commodity futures contracts	67,813	15,762
Collateral, due from broker	758,725	532,964
Interest receivable	435	203
Other assets	75,624	26,443
Total assets	7,842,872	3,932,278

Liabilities

Commodity futures contracts	294,963	206,850
Management fee payable to Sponsor	6,003	2,775
Other liabilities	6,622	3,444
Total liabilities	307,588	213,069

Net assets	$7,535,284	$3,719,209

Shares outstanding	450,004	175,004

Net asset value per share	$16.74	$21.25

Market value per share	$16.64	$21.32

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

September 30, 2013

(Unaudited)

	Fair	Percentage of	Notional Amount
Description: Assets	Value	Net Assets	(Long Exposure)

Cash equivalents
Money market funds	$ 6,940,275	92.10%
Dreyfus Cash Management Plus

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures (66 contracts, settlement date May 14, 2014)	$ 67,813	0.90%	$ 2,276,175

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures (77 contracts, settlement date March 14, 2014)	$41,063	0.54%	$2,644,950
CBOT wheat futures (76 contracts, settlement date December 12, 2014)	253,900	3.37	2,621,050
Total commodity futures contracts	$294,963	3.91%	$5,266,000

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(513,650)	$585,687	$ (1,270,025)	$121,465
Net change in unrealized appreciation or depreciation on commodity futures contracts	480,925	(214,112)	(36,062)	174,236
Interest income	759	792	2,299	2,083
Total (loss) gain	(31,966)	372,367	(1,303,788)	297,784

Expenses
Management fees	17,823	8,102	47,414	25,004
Professional fees	42,430	(5,200)	68,485	49,951
Distribution and marketing fees	35,386	35,100	94,779	96,985
Custodian fees and expenses	1,518	5,310	4,505	69,731
Business permits and licenses fees	10,077	4,340	14,518	6,164
General and administrative expenses	13,672	10,040	20,287	19,322
Brokerage commissions	1,840	1,368	5,460	3,178
Other expenses	2,889	2,721	6,860	4,621
Total expenses	125,635	61,781	262,308	274,956
Net (loss) income	$(157,601)	$310,586	$(1,566,096)	$22,828

Net (loss) income per share	$(0.42)	$2.47	$(4.51)	$2.19
Net (loss) income per weighted average share	$(0.37)	$2.34	$(4.45)	$0.15
Weighted average shares outstanding	424,189	132,884	351,561	154,384

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Operations
Net (loss) income	$(1,566,096)	$22,828
Capital transactions
Issuance of Shares	6,735,654	4,958,111
Redemption of Shares	(1,353,483)	(4,147,720)
Total capital transactions	5,382,171	810,391
Net change in net assets	3,816,075	833,219

Net assets, beginning of period	3,719,209	2,235,888

Net assets, end of period	$7,535,284	$3,069,107
Net asset value per share at beginning of period	$21.25	$22.36

At end of period	$16.74	$24.55

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net (loss) income	$(1,566,096)	$22,828
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	36,062	(174,236)
Changes in operating assets and liabilities:
Collateral, due from broker	(225,761)	13,111
Interest receivable	(232)	(99)
Other assets	(49,181)	(37,463)
Management fee payable to Sponsor	3,228	705
Other liabilities	3,178	8,092
Net cash used in operating activities	(1,798,802)	(167,062)

Cash flows from financing activities:
Proceeds from sale of Shares	6,735,654	4,958,111
Redemption of Shares	(1,353,483)	(4,147,720)
Net cash provided by financing activities	5,382,171	810,391

Net change in cash and cash equivalents	3,583,369	643,329
Cash and cash equivalents, beginning of period	3,356,906	2,022,024
Cash and cash equivalents, end of period	$6,940,275	$2,665,353

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2013 and December 31, 2012.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $6,940,275 and $3,356,906 in money market funds at September 30, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. For the three months ended September 30, 2013, the Fund recorded $17,823 in management fees to the Sponsor. For the three months ended September 30, 2012, the Fund recorded $8,102 in management fees to the Sponsor. For the nine months ended September 30, 2013, the Fund recorded $47,414 in management fees to the Sponsor. For the nine months ended September 30, 2012, the Fund recorded $25,004 in management fees to the Sponsor.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. For the nine months ended September 30, 2013, approximately $5,600 of expenses were paid by the Sponsor. For the three and nine month periods ended September 30, 2012 approximately $31,800 and $36,500 respectively were paid by the Sponsor; there were no such expenses for the three month period. As of December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the nine months ended September 30, 2013, the Sponsor sought approximately $390,000 in reimbursement from CORN, SOYB and WEAT for these expenses, with approximately $174,000 in the quarter ended September 30, 2013. These Funds have not recorded the remaining $170,000 of expenses subject to reimbursement to the Sponsor as payment is not probable at September 30, 2013.

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

The Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 (the "DEC14 Wheat Contracts") did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended September 30, 2013. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of September 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on September 30, 2013. In addition, for the three months ended June 30, 2013, the Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended June 30, 2013. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of June 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2013.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

September 30, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2013
Cash equivalents	$6,940,275	$-	$-	$6,940,275
Commodity futures contracts	67,813	-	-	67,813
Total	$7,008,088	$-	$-	$7,008,088

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2013
Commodity futures contracts	$41,063	$253,900	$	$294,963

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$3,356,906	$-	$-	$3,356,906
Commodity futures contracts	15,762	-	-	15,762
Total	$3,372,668	$-	$-	$3,372,668

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$206,850	$-	$-	$206,850

Transfers into and out of each level of the fair value hierarchy for the DEC14 Wheat Contracts, for the nine months ended September 30, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Wheat future contracts	$194,225	$448,125	$448,125	$194,225	$-	$-

During the nine months ended September 30, 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the nine months ended September 30, 2013 and 2012, the Fund invested only in commodity futures contracts. Cleared Wheat Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract. Additionally, Other Wheat Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Wheat Interests, can generally be structured as the parties to the Wheat Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of September 30, 2013 and December 31, 2012.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Wheat futures contracts	$67,813	$-	$67,813	$67,813	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Wheat futures contracts	$294,963	$-	$294,963	$67,813	$227,150	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Wheat futures contracts	$15,762	$-	$15,762	$15,762	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Wheat futures contracts	$206,850	$-	$206,850	$15,762	$191,088	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(513,650)	$480,925

Three months ended September 30, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$585,687	$(214,112)

Nine months ended September 30, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(1,270,025)	$(36,062)

Nine months ended September 30, 2012

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$121,465	$174,236

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of September 30, 2013 and December 31, 2012.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the nine months ended September 30, 2013
Net asset value at beginning of period	$21.25
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(3.77)
Total expenses	(0.75)
Net decrease in net asset value	(4.51)
Net asset value at end of period	$16.74
Total Return	(21.22)%
Ratios to Average Net Assets (Annualized)
Total expense	5.52%
Net investment loss	(5.47)%

Per Share Operation Performance for the nine months ended September 30, 2012
Net asset value at beginning of period	$22.36
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	3.96
Total expenses	(1.78)
Net increase in net asset value	2.19
Net asset value at end of period	$24.55
Total Return	9.79%
Ratios to Average Net Assets (Annualized)
Total expense	11.04%
Net investment loss	(10.95)%

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the nine months ended September 30, 2013, approximately $5,600 of expenses were paid by the Sponsor. For the nine months ended September 30, 2012 approximately $31,800 were paid by the Sponsor. As of December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which are subject to reimbursement by the Funds in 2013. Through the nine months ended September 30, 2013, the Sponsor sought approximately $390,000 in reimbursement from CORN, SOYB and WEAT for these expenses, with approximately $174,000 in the quarter ended September 30, 2013. These Funds have not recorded the remaining $170,000 of expenses subject to reimbursement to the Sponsor as payment is not probable at September 30, 2013.

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

For the period October 1, 2013 through November 11, 2013 there was nothing to report.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2013	December 31, 2012
Assets	(Unaudited)

Equity in BNY Mellon trading accounts:
Investments in securities, at fair value (cost $2,599,403 and $2,679,379 as of September 30, 2013 and December 31, 2012, respectively)	$2,029,139	$2,426,187
Cash and cash equivalents	2,189	6,419
Other assets	11,446	4,989
Total assets	2,042,774	2,437,595

Liabilities

Other liabilities	385	874

Net assets	$2,042,389	$2,436,721

Shares outstanding	50,002	50,002

Net asset value per share	$40.85	$48.73

Market value per share	$38.04	$48.74

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

September 30, 2013

(Unaudited)

	Fair	Percentage of
Description: Assets	Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$503,639	24.66%	15,058
Teucrium Soybean Fund	489,072	23.95	21,031
Teucrium Wheat Fund	518,037	25.36	30,937
Teucrium Sugar Fund	518,391	25.38	34,074
Total exchange-traded funds (cost $2,599,403)	$2,029,139	99.35%

Cash equivalents
Money market funds
Dreyfus Cash Management Plus	$2,189	0.11%

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

				From the commencement of
	Three months ended	Three months ended	Nine months ended	operations (March 28, 2012)
	September 30, 2013	September 30, 2012	September 30, 2013	through September 30, 2012
Income
Realized and unrealized (loss) gain on trading of securities:
Realized (loss) gain on securities	$(40,341)	$354,075	$(68,970)	$(615,762)
Net change in unrealized appreciation or depreciation on securities	(42,823)	(107,824)	(317,072)	(34,555)
Interest income	(3)	4	(6)	21
Total (loss) income	(83,167)	246,255	(386,048)	(650,296)

Expenses
Professional fees	751	1,199	2,602	938
Distribution and marketing fees	1,740	1,116	5,167	12,915
Custodian fees and expenses	24	356	68	1,631
Business permits and licenses fees	38	447	(31)	234
General and administrative expenses	31	475	346	2,179
Brokerage commissions	21	-	83	1,249
Other expenses	-	(32)	49	332
Total expenses	2,605	3,561	8,284	19,478
Net (loss) income	$(85,772)	$242,694	$(394,332)	$(669,774)

Net (loss) income per share	$(1.71)	$3.80	$(7.88)	$3.39
Net (loss) income per weighted average share	$(1.72)	$4.56	$(7.89)	$(5.14)
Weighted average shares outstanding	50,002	53,263	50,002	130,216

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

		From the commencement of
	Nine months ended	operations (March 28, 2012)
	September 30, 2013	through September 30, 2012
Operations
Net loss	$(394,332)	$(669,774)

Capital transactions
Issuance of Shares	-	17,706,578
Redemption of Shares	-	(14,367,093)
Total capital transactions	-	3,339,485
Net change in net assets	(394,332)	2,669,711

Net assets, beginning of period	2,436,721	100

Net assets, end of period	$2,042,389	$2,669,811
Net asset value per share at beginning of period	$48.73	$50.00

At end of period	$40.85	$53.39

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

		From the commencement of
	Nine months ended	operations (March 28, 2012)
	September 30, 2013	through September 30, 2012
Cash flows from operating activities:
Net loss	$(394,332)	$(669,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on securities	317,072	34,555
Changes in operating assets and liabilities:
Net purchases and sales of investments in securities	79,976	(2,682,915)
Receivable for investments sold	-	(25,882)
Other assets	(6,457)	(7,376)
Payable for investments purchased	-	16,178
Other liabilities	(489)	38
Net cash used in operating activities	(4,230)	(3,335,176)

Cash flows from financing activities:
Proceeds from sale of Shares	-	17,706,578
Redemption of Shares	-	(14,367,093)
Net cash (used in) provided by financing activities	-	3,339,485

Net change in cash and cash equivalents	(4,230)	4,309
Cash and cash equivalents, beginning of period	6,419	100
Cash and cash equivalents, end of period	$2,189	$4,409

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the periods ended September 30, 2013 and December 31, 2012.  However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ended September 30, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $2,189 and $6,419 in money market funds at September 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Due from/to Broker for Securities Transactions

Due from/to broker for investments in securities are securities transactions pending settlement. For the nine months ended September 30, 2013 and for the period from the commencement of operations (March 28, 2012) through December 31, 2012, all of the Fund’s securities transactions for the shares of the Underlying Funds, money balances were transacted with the Bank of New York Mellon and security transactions for the sale and purchase of shares of the Underlying Funds were principally transacted with the Bank of New York Mellon Capital Markets. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

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

The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. For the three and nine months ended September 30, 2013, approximately $9,300 and $45,200, respectively, of expenses were paid by the Sponsor. For the three months ended September 30, 2012 and from the commencement of operations (March 28, 2012) through September 30, 2012, approximately $14,000 and $14,500, respectively, of expenses were paid by the Sponsor. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.We anticipate the adoption will not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

September 30, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2013
Exchange-traded funds	$2,029,139	$-	$-	$2,029,139
Cash equivalents	2,189	-	-	2,189
Total	$2,031,328	$-	$-	$2,031,328

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Exchange-traded funds	$2,426,187	$-	$-	$2,426,187
Cash equivalents	6,419	-	-	6,419
Total	$2,432,606	$-	$-	$2,432,606

Note 4 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2013 and from the commencement of operations (March 28, 2012) through September 30, 2012. This information has been derived from information presented in the financial statements.

Per Share Operation Performance for the nine months ended September 30, 2013
Net asset value at beginning of period	$48.73
Income from investment operations:
Investment income	-
Net realized and unrealized loss on investment transactions	(7.71)
Total expenses	(0.17)
Net decrease in net asset value	(7.88)
Net asset value at end of period	$40.85
Total Return	(16.17)%
Ratios to Average Net Assets (Annualized)
Total expense	0.50%
Net investment loss	(0.50)%

Per Share Operation Performance from the commencement of operations (March 28, 2012) through September 30, 2012
Net asset value at beginning of period	$50.00
Income from investment operations:
Investment income	-
Net realized and unrealized gain on investment transactions	3.54
Total expenses	(0.15)
Net increase in net asset value	3.39
Net asset value at end of period	$53.39
Total Return	6.78%
Ratios to Average Net Assets (Annualized)
Total expense	0.60%
Net investment loss	(0.60)%

The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. For the nine months ended September 30, 2013, approximately $45,200 of expenses were paid by the Sponsor. From the commencement of operations (March 28, 2012) through September 30, 2012, approximately $14,500 of expenses were paid by the Sponsor. The Sponsor can elect to adjust the daily expense accruals at its discretion.

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

For the period October 1, 2013 through November 11, 2013 there was nothing to report.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2013, Benchmark Component Futures Contracts weights for each of the Funds:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (759 contracts, settlement date March 14, 2014)	$17,248,275	35%
CBOT Corn Futures (639 contracts, settlement date May 14, 2014)	14,768,888	30
CBOT Corn Futures (719 contracts, settlement date December 12, 2014)	17,291,950	35

Total at September 30, 2013	$49,309,113	100%

NAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX Natural Gas Futures (21 contracts, settlement date February 26, 2014)	$800,100	25%
NYMEX Natural Gas Futures (22 contracts, settlement date March 27, 2014)	827,420	25
NYMEX Natural Gas Futures (21 contracts, settlement date September 26, 2014)	813,330	25
NYMEX Natural Gas Futures (21 contracts, settlement date October 29, 2014)	828,240	25

Total at September 30, 2013	$3,269,090	100%

CRUD Benchmark Component Futures Contracts	Notional Value	Weight (%)
WTI Crude Oil Futures (7 contracts, settlement date November 20, 2013)	$713,300	35%
WTI Crude Oil Futures (6 contracts, settlement date May 20, 2014)	578,640	29
WTI Crude Oil Futures (8 contracts, settlement date November 20, 2014)	740,320	36

Total at September 30, 2013	$2,032,260	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (35 contracts, settlement date January 14, 2014)	$2,248,750	35%
CBOT Soybean Futures (30 contracts, settlement date March 14, 2014)	1,900,500	30
CBOT Soybean Futures (39 contracts, settlement date November 14, 2014)	2,252,250	35

Total at September 30, 2013	$6,401,500	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (46 contracts, settlement date April 30, 2014)	$930,966	35%
ICE Sugar Futures (40 contracts, settlement date June 30, 2014)	805,504	30
ICE Sugar Futures (44 contracts, settlement date February 27, 2015)	925,478	35

Total at September 30, 2013	$2,661,948	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (77 contracts, settlement date March 14, 2014)	$2,644,950	35%
CBOT Wheat Futures (66 contracts, settlement date May 14, 2014)	2,276,175	30
CBOT Wheat Futures (76 contracts, settlement date December 12, 2014)	2,621,050	35

Total at September 30, 2013	$7,542,175	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund	$503,639	25%
Shares of Teucrium Soybean Fund	489,072	24
Shares of Teucrium Wheat Fund	518,037	25
Shares of Teucrium Sugar Fund	518,391	26

Total at September 30, 2013	$2,029,139	100%

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

Performance Summary

This report covers the period from January 1, 2013 to September 30, 2013, for each Fund.

CORN Per Share Operation Performance
Net asset value at beginning of period	$44.34
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(8.80)
Total expenses	(2.10)
Net decrease in net asset value	(10.89)
Net asset value end of period	$33.45
Total Return	(24.56)%
Ratios to Average Net Assets (Annualized)
Total expense	7.11%
Net investment loss	(7.06)%

NAGS Per Share Operation Performance
Net asset value at beginning of period	$11.56
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(0.49)
Total expenses	(0.14)
Net decrease in net asset value	(0.63)
Net asset value at end of period	$10.93
Total Return	(5.45)%
Ratios to Average Net Assets (Annualized)
Total expense	1.47%
Net investment loss	(1.43)%
CRUD Per Share Operation Performance
Net asset value at beginning of period	$39.87
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	2.16
Total expenses	(0.45)
Net increase in net asset value	1.72
Net asset value at end of period	$41.59
Total Return	4.31%
Ratios to Average Net Assets (Annualized)
Total expense	1.50%
Net investment loss	(1.45)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$24.13
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	0.17
Total expenses	(1.06)
Net decrease in net asset value	(0.88)
Net asset value at end of period	$23.25
Total Return	(3.65)%
Ratios to Average Net Assets (Annualized)
Total expense	5.93%
Net investment loss	(5.88)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$17.81
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.43)
Total expenses	(0.18)
Net decrease in net asset value	(2.60)
Net asset value at end of period	$15.21
Total Return	(14.60)%
Ratios to Average Net Assets (Annualized)
Total expense	1.53%
Net investment loss	(1.48)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$21.25
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(3.77)
Total expenses	(0.75)
Net decrease in net asset value	(4.51)
Net asset value at end of period	$16.74
Total Return	(21.22)%
Ratios to Average Net Assets (Annualized)
Total expense	5.52%
Net investment loss	(5.47)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$48.73
Income from investment operations:
Investment income	-
Net realized and unrealized loss on investment transactions	(7.71)
Total expenses	(0.17)
Net decrease in net asset value	(7.88)
Net asset value at end of period	$40.85
Total Return	(16.17)%
Ratios to Average Net Assets (Annualized)
Total expense	0.50%
Net investment loss	(0.50)%

The performance of each Fund for the period January 1, 2013 to September 30, 2013 and the exchange-traded Shares are detailed below in “Results of Operations.”  Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The discussion below addresses the material changes in the results of operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 and for the three months ended September 30, 2013 compared to the three months ended June 30, 2013. CORN, NAGS, CRUD, SOYB, WEAT and CANE operated for the entirety of both the 2012 periods. TAGS did not commence operations until March 28, 2012.

The Teucrium Corn Fund

For the quarter ended September 30, 2013, CORN had a total loss of $(5,484,081) compared to a total income of $12,998,376 for the quarter ended September 30, 2012 and a total loss of $(1,815,942) for the quarter ended June 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses. The NAV per share of the Fund decreased from $48.40 on September 30, 2012 to $33.45 on September 30, 2013, from $44.34 on December 31, 2012, and from $38.70 on June 30, 2013. The NAV per share in the three months ended September 30, 2012 had increased $6.38, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The decrease in the NAV per share when compared to the periods ending September 30, 2012, December 31, 2012 and June 30, 2013 has been driven principally by updates to the USDA’s outlook for corn prices, supply and demand. In general, the USDA’s estimate of corn production in the United States for the crop year 2013-14 is significantly improved over last year’s production which was impacted by the drought in the Midwest. A summary of the USDA’s most recent monthly report, which was released on September 12, 2013, is presented in the Market Outlook section of this filing.

For the quarter ended September 30, 2013, CORN had total expenses of $837,482 compared to $929,296 for the quarter ended September 30, 2012 and $675,057 for the quarter ended June 30, 2013. This decrease of $91,814 for the quarter, year over year, was driven entirely by decreases in the management fee, partially offset by a slight increase in other expense categories. The approximately $109,000 decrease in the management fee was a result of lower average assets under management in the 2013 period than in 2012. Although there were changes in the year over year accrual by expense category, the overall level of expense accruals without the management fee was relatively flat. There were reclasses of expenses in the third quarter of 2012, part of which related to accruals in the first and second quarter of the 2012. The large increase in professional fees was driven in part by a $320,000 expense reclass in the third quarter of 2012 from professional fees to distribution and marketing expenses. This accounted for nearly all of the decrease in distribution and marketing fees on a year over year basis. In addition, there was a $10,000 expense reclass in 2012 from general and administrative expenses to other expenses. The increase in business permits and license fees resulted principally from a timing difference in accruals for fees to the New York Stock Exchange. The decrease in brokerage commissions in the current period reflects the Sponsor’s most current estimate, taking into account contract rolls.

For the nine months ended September 30, 2013, CORN had total expenses of $2,186,466 compared to $2,641,115 for the nine months ended September 30, 2012. This decrease of $454,649 for the nine months year over year was driven primarily by decreases of approximately $227,000 in the management fee, $315,000 in accruals for distribution and marketing fees, and approximately $93,000 in accruals for general and administrative expenses related to the ongoing operations of the Fund. These decreases were partially offset by increases in other expense categories, principally professional fees which increased by approximately $155,000. The Sponsor has reduced the overall costs for operating the Funds over the twelve-month period.

The total expense ratio for the nine month period ended September 30, 2013 was 7.11% while it was 4.95% for the period ended September 30, 2012. This higher expense ratio was driven by a reduction in average net assets, offset partially by a reduction in total expenses. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management.

Shares outstanding increased by approximately 23% period over period from 1,200,004 on September 30, 2012 to 1,475,004 on September 30, 2013; however, the average shares outstanding for the three month period ending September 30, 2013 decreased by approximately 30% over the same period last year. This reduction in the average shares outstanding was due primarily to macro market trends which saw a shift, in general, from commodities to other investment classes, a concern about the possibility of continued global economic growth, particularly in developing nations, which could sustain demand for agricultural commodities at current prices, and the more favorable corn production situation in the United States. Shares outstanding increased by 475,000 from June 30, 2013 to September 30, 2013.

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

The Teucrium Natural Gas Fund

For the quarter ended September 30, 2013, NAGS had a total loss of $(59,346) compared to a total income of $239,893 for the quarter ended September 30, 2012 and a total loss of $(416,068) for the quarter ended June 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses. The NAV per share of the Fund decreased from $12.59 on September 30, 2012 to $10.93 on September 30, 2013; the NAV per share was $11.56 on December 31, 2012, and $11.17 on June 30, 2013. The NAV per share in the three months ended September 30, 2012 had increased $0.76, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

In general, the price of Natural Gas Futures had been generally falling since early 2011, reaching a multi-year low before stabilizing in the spring of 2012. After peaking for the season in the spring 2013, the price of Natural Gas Futures fell as the cold weather season ended and inventories increased; the price has remained relatively stable since then. Price changes in the upcoming months will be driven by U.S. weather conditions and supply.

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. Total expenses for the quarter ended September 30, 2013 were $12,444; total expenses for the same quarter in 2012 were $13,085 and for the quarter ended June 30, 2013 were $13,739. For the nine months ended September 30, 2013, the total expenses were $41,113 compared to $27,823 for the same period in 2012. The total expense ratio for all these periods was approximately 1.50% as outlined in the July 29, 2011 8-K. Of the total expenses in the quarter ending September 30, 2013, $8,459 was attributable to payment of the management fee to the Sponsor; this expense was $27,999 for the nine month period in 2013. The management fee recorded in the comparable quarter or nine month period of 2012 was $5,833; there was no management fee recorded for the first six months of 2012. The management fee for the quarter ended June 30, 2013 was $9,358. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor paid approximately $17,500 of expenses in the quarter ending September 30, 2013 and $53,800 for the nine month period that normally would have been borne by the Fund. For the quarter and nine months ended September 30, 2012 respectively, the Sponsor waived management fees of approximately $3,200 and $12,800. In addition for these periods in 2012, the Sponsor paid other expenses on behalf of the Fund of approximately $1,800 and $9,800, respectively. In general, the increase in total expenses for the nine month period of 2013 compared to 2012 was the result of higher assets under management. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management.

Shares outstanding on September 30, 2013 of 300,004 was the same as on June 30, 2013 and September 30, 2012; it was down 25% from the December 31, 2012 balance of 400,004.

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

The Teucrium WTI Crude Oil Fund

For the quarter ended September 30, 2013 CRUD had a total income of $127,409 compared to total income of $119,754 for the quarter ended September 30, 2012 and a total loss of $(62,392) for the quarter ended June 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses. The NAV per share of the Fund increased from $40.33 on September 30, 2012 to $41.59 on September 30, 2013; the NAV per share also increased from $39.87 on December 31, 2012, and from $39.20 on June 30, 2013. The NAV per share in the three months ended September 30, 2012 had increased $1.76, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

In general, the price of WTI Crude Oil has risen relative to the prices in September and December of 2012 and in June of 2013 in response to renewed geo-political fears and the impact of supply interruptions.

Effective August 1, 2012 the Sponsor reduced the daily expense accruals for the Fund from $252 per day to $50 per day. Effective January 1, 2013, the Sponsor initiated daily expense accruals, including any management fee, equal to 1.5% of total net assets for the Fund on an annual basis. Total expenses for the quarter ended September 30, 2013 were $7,909; total expenses for the same quarter in 2012 were $31,572 and for the quarter ended June 30, 2013 were $7,339. In the quarter ended September 30, 2012, there were reclassifications between expense categories relating to the first and second quarters, as well as the third, which did not impact total expenses. These reclassifications increased distribution and marketing fees by approximately $27,000 and general and administrative fees by approximately $4,000, while decreasing professional fees by $14,000 and custodian fees by $16,000.

For the nine months ended September 30, 2013, the total expenses were $22,675 compared to $157,895 for the same period in 2012. The total expense ratio for the nine months ended September 30, 2013 was 1.50% compared to the 7.26% for the same period in 2012. Of the total expenses in the quarter or nine months ended September 30, 2013 none was attributable to payment of the management fee. The management fee recorded in the comparable quarter or nine month period of 2012 was $5,097 and $21,769 respectively. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor paid approximately $11,300 of expenses in the quarter ending September 30, 2013 and $39,800 for the nine month period that normally would have been borne by the Fund. In addition, for these periods, the Sponsor waived management fees of approximately $5,200 and $15,000. For 2012, the Sponsor paid expenses on behalf of the Fund of approximately $13,500 for the quarter and $28,000 for the nine months ended September 30. In general, the decrease in total expenses from 2013 to 2012 was the result of expenses paid by the Sponsor and the waiving of management fees.

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

Shares outstanding remained constant at 50,002 for the periods ended September 30, 2012, June 30, 2013 and September 30, 2013; this represents a minimum level of shares outstanding for the Fund.

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

The Teucrium Soybean Fund

For the quarter ended September 30, 2013, SOYB had a total loss of $(4,165) compared to total income of $316,460 for the quarter ended September 30, 2012 and total income of $56,902 for the quarter ended June 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses. The NAV per share of the Fund decreased from $26.58 on September 30, 2012 to $23.25 on September 30, 2013, from $24.13 on December 31, 2012, and from $23.72 on June 30, 2013. The NAV per share in the three months ended September 30, 2012 had increased $2.18, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The decrease in the NAV per share when compared to the periods ending September 30, 2012, December 31, 2012, and June 30, 2013 has been driven principally by updates to the USDA’s outlook for soybean prices, supply and demand. In general, the USDA’s estimate of soybean production in the United States for the crop year 2013-14 is improved over last year’s production which was impacted by the drought in the Midwest. A summary of the USDA’s most recent monthly report, which was released on September 12, 2013, is presented in the Market Outlook section of this filing.

For the quarter ended September 30, 2013, SOYB had total expenses of $123,362 compared to $116,735 for the quarter ended September 30, 2012 and $76,305 for the quarter ended June 30, 2013. This increase of approximately $6,600 for the quarter, year over year, was driven by decreases in the management fee, more than offset by increases in other expense categories. The approximately $9,900 decrease in the management fee was a result of lower average assets under management in the 2013 period than in 2012. The increases in the other expense categories were the result of the higher relative assets under management of the fund, when compared to the other Funds, in 2013 than in 2012. There were reclasses of expenses in the third quarter of 2012, part of which related to accruals in the first and second quarter of the 2012. The large increase in professional fees was driven, in part, by a $26,300 expense reclass in the third quarter of 2012 from professional fees to other expense categories, including $7,500 to distribution and marketing expenses, $11,700 to general and administrative and $5,500 to business permits and licenses.

For the nine months ended September 30, 2013, SOYB had total expenses of $291,790 compared to $330,223 for the nine months ended September 30, 2012. This decrease of $38,433 for the nine months year over year was driven primarily by decreases of approximately $71,000 in custodian fees and expenses, offset by small increases in other expenses related to the ongoing operations of the Fund. The Sponsor has reduced the overall costs for operating the Funds over the twelve-month period.

The Sponsor paid approximately $5,700 in fees that normally would have been borne by the Fund for the nine month period ended September 30, 2013; there were no such expenses for the three month period. For 2012, the Sponsor paid expenses on behalf of the Fund of approximately $7,500 for the quarter and $11,700 for the nine months ended September 30.

The total expense ratio for the nine month period ended September 30, 2013 was 5.93% while it was 7.47% for the period ended September 30, 2012. This lower expense ratio was driven by an increase in average net assets and a reduction in total expenses. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management.

Shares outstanding decreased by approximately 31% period over period from 400,004 on September 30, 2012 to 275,004 on September 30, 2013. This change was due primarily to a focus on soybean production resulting from the drought conditions in the United States in the summer of 2012, tempered slightly by macro market trends which saw a shift, in general, from commodities to other investment classes, a concern about the possibility of continued global economic growth, particularly in developing nations, which could sustain demand for agricultural commodities at current prices, and the more favorable 2013 soybean production situation in the United States. Shares outstanding were flat from June 30, 2013 to September 30, 2013.

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

The Teucrium Sugar Fund

For the quarter ended September 30, 2013 CANE had total income of $61,872 compared to a total loss of $(79,015) for the quarter ended September 30, 2012 and a total loss of $(173,905) for the quarter ended June 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses. The NAV per share of the Fund decreased from $18.56 on September 30, 2012 to $15.21 on September 30, 2013, and from $17.81 on December 31, 2012, but increased from $14.92 on June 30, 2013. The NAV per share in the three months ended September 30, 2012 had decreased $0.74, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

This change in the NAV year over year has been driven principally by estimates for an increase in the Brazilian sugar cane crop for the current year; the change in the price of sugar futures contracts, however, has stabilized over the last three months. Brazil continues to be the largest producer of sugar cane. Estimates indicate that this year’s Brazilian harvest could be between 8-10% larger than last year’s.

Effective January 1, 2013, the Sponsor reduced the expense accruals for the Fund to reflect the impact of operational efficiencies undertaken by the Sponsor and the impact of renegotiated contracts. These daily expense accruals, including any management fee, are targeted to equal approximately 1.5% of total net assets for the Fund on an annual basis. Total expenses for the quarter ended September 30, 2013 were $9,606; total expenses for the same quarter in 2012 were $11,255 and for the quarter ended June 30, 2013 were $9,357. In the quarter ended September 30, 2012, there were reclassifications of expenses which related to the entire nine-month period. These reduced professional fees by approximately $10,600 and custodian fees by $4,000, while increasing distribution and marketing fees by approximately $6,600, business permits and licenses by approximately $3,000 and general and administrative expenses by approximately $4,700.

For the nine months ended September 30, 2013, the total expenses were $27,692 compared to $222,040 for the same period in 2012. The total expense ratio for the nine months ended September 30, 2013 was 1.53% compared to the 12.46% for the same period in 2012. Of the total expenses in the quarter or nine months ended September 30, 2013 none was attributable to payment of the management fee. The management fee recorded in the comparable quarter or nine month period of 2012 was $0 and $14,055 respectively. There was no management fee for the quarter ended June 30, 2013. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor paid approximately $12,200 of expenses in the quarter ending September 30, 2013 and $50,000 for the nine month period that normally would have been borne by the Fund. In addition, for these periods, the Sponsor waived management fees of approximately $5,800 and $17,500. For these periods in 2012, the Sponsor paid expenses on behalf of the Fund of approximately $17,600 and $33,300 respectively, and waived management fees of approximately $4,000 for both periods. In general, the decrease in total expenses from 2013 to 2012 was the result of a higher level of expenses paid by the Sponsor and the waiving of management fees.

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

Shares outstanding increased by approximately 75% period over period from 100,004 on September 30, 2012 to 175,004 on September 30, 2013; shares outstanding did not change between June 30, 2013 and September 30, 2013.

The Teucrium Wheat Fund

For the quarter ended September 30, 2013, WEAT had a total loss of $(31,966) compared to total income of $372,367 for the quarter ended September 30, 2012 and a total loss of $(448,080) for the quarter ended June 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses. The NAV per share of the Fund decreased from $24.55 on September 30, 2012 to $16.74 on September 30, 2013, from $21.25 on December 31, 2012, and from $17.16 on June 30, 2013. The NAV per share in the three months ended September 30, 2012 had increased $2.47, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The decrease in the NAV per share when compared to the periods ending September 30, 2012, December 31, 2012 and June 30, 2013 has been driven principally by updates to the USDA’s outlook for global wheat prices, supply and demand. In general, the USDA’s estimate of wheat production worldwide for the crop year 2013-14 is significantly improved over last year’s production which was impacted by the unfavorable weather conditions. A summary of the USDA’s most recent monthly report, which was released on September 12, 2013, is presented in the Market Outlook section of this filing.

For the quarter ended September 30, 2013, WEAT had total expenses of $125,635 compared to $61,781 for the quarter ended September 30, 2012 and $76,384 for the quarter ended June 30, 2013. This increase of $63,854 for the quarter year over year was driven primarily by an increase in the management fee of approximately $9,700, a result of average assets under management, and increases in the expense accruals due to the higher relative assets under management of the Fund when compared to the other Funds in 2013 versus 2012. There were reclasses of expenses in the third quarter of 2012, part of which related to accruals in the first and second quarter of the 2012. The large increase in professional fees was driven, in part, by a $19,000 expense reclass in the third quarter of 2012 from professional fees to other expense categories, including $7,500 to distribution and marketing expenses, $8,200 to general and administrative and $2,500 to business permits and licenses.

For the nine months ended September 30, 2013, WEAT had total expenses of $262,308 compared to $274,956 for the nine months ended September 30, 2012. The decrease of approximately $12,600 for the nine months year over year was driven primarily by a decrease of approximately $65,000 in the accruals for custodian fees which was partially offset by an increase of approximately $22,000 in management fees resulting from higher average net assets. The Sponsor has reduced the overall costs for operating the Funds over the twelve-month period.

The Sponsor paid approximately $5,600 in fees that normally would have been borne by the Fund for the nine month period ended September 30, 2013; there were no such expenses for the three month period. For 2012, the Sponsor paid expenses on behalf of the Fund of approximately $31,800 for the quarter and $36,500 for the nine months ended September 30.

The total expense ratio for the nine-month period ended September 30, 2013 was 5.52% while it was 11.04% for the period ended September 30, 2012. This lower expense ratio was driven by an increase in average net assets and a reduction in total expenses. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management.

Shares outstanding increased by 260% period over period from 125,004 on September 30, 2012 to 450,004 on September 30, 2013. This increase was due primarily to a renewed focus on wheat production resulting from the drought conditions in the United States in the summer of 2012, tempered slightly by macro market trends which saw a shift, in general, from commodities to other investment classes, a concern about the possibility of continued global economic growth, particularly in developing nations, which could sustain demand for agricultural commodities at current prices; although there has been a more favorable 2013 wheat production situation across the globe, interest has remained relatively high. Shares outstanding increased by 50,000 from June 30, 2013 to September 30, 2013.

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

The Teucrium Agricultural Fund

TAGS commenced operations on March 28, 2012 and operated for only a minimal number of days in the first quarter of that year. Therefore, comparisons of income and expenses for the nine months ended September 30, 2013 and 2012 are not presented below as they would not be meaningful.

For the quarter ended September 30, 2013, TAGS had a total loss of $(83,167) compared to total income of $246,255 for the quarter ended September 30, 2012. The NAV per share of the Fund decreased from $53.39 on September 30, 2012 to $40.85 on September 30, 2013; the NAV on September 30, 2013 also decreased from $48.73 on December 31, 2012 and from $42.56 on June 30, 2013. Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

This change in the NAVs of the Underlying Funds has been driven principally by updates to the USDA’s outlook for corn, soybean and wheat prices, supply and demand. In addition, the price of sugar future contracts also fell in the first half of 2013 as a result of the anticipated increase in the Brazilian sugar cane harvest, although there was some stabilization in the third quarter of 2013. Summaries of the USDA’s most recent monthly report for corn, soybeans and wheat, which was released on September 12, 2013, are presented in the Market Outlook section of this filing.

Total expenses for the quarter ended September 30, 2013 were $2,605 and $3,561 for the quarter ended September 30, 2012. The Fund does not pay a management fee to the Sponsor. In the current quarter, the Sponsor paid approximately $9,300 of expenses that normally would have been borne by the Fund. For the nine months ended September 30, 2013, the Sponsor has paid approximately $45,200 of expenses on behalf of the Fund. For the period ended September 30, 2012, the Sponsor paid approximately $14,000 and $14,500 of expenses on behalf of the Fund for the three and operating nine month periods respectively. Other than the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The Sponsor can elect to adjust the daily expense accruals at its discretion.

Shares outstanding remained constant at 50,002 for the periods ended September 30, 2012, June 30, 2013, and September 30, 2013; this represents a minimum level of shares outstanding for the Fund.

Market Outlook

The Corn Market

Corn is the most widely produced livestock feed grain in the United States, and the majority of the United States’ corn crop is used in livestock feed.  Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol.  Additionally, corn is used in ethanol production.

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2011-2012, the United States produced approximately 36% of all the corn globally; about 88% of the U.S. produced corn was sold domestically, while approximately 12% was exported.  For 2011-2012, consumption of 880.81 Million Metric Tons (MMT) was exceeded by global production of 884.37 MMT.  Besides the United States for the Crop Year 2011-2012, other principal world corn exporters included Argentina and South Africa.  Brazil, Canada, the Ukraine and China also produced significant corn exports.

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

The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On September 12, 2013, the USDA released its monthly World Agricultural and Supply and Demand Estimates (WASDE) for the Crop Year 2013-14. The USDA estimated that the yield per acre for U.S. production would be 155.3 bushels per acre with 97.4 million acres planted and 89.1 million acres harvested. The total domestic supply of corn is estimated to be 14,530 million bushels with total usage, including exports, forecast at 12,675 million bushels. The supply for 2013-14 is a significant increase over the 11,931 estimated for 2012-13 and usage is estimated to be up approximately 12.5% period over period. The USDA projects that the resulting “Ending Stocks” or inventory will be 1,855 million bushels, up significantly from the 989 million bushels for the 2011-12 Crop Year and from the 661 million bushels estimated for the 2012-2013 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 53.4 days for 2013-14, up significantly from the 21.4 days estimated for 2012-2013.

Global corn production as projected by the USDA is estimated to increase from 860 MMT in 2012-13 to 957 MMT in 2013-14. Usage in 2012-13 exceeded production by 9 MMT in 2012-13, and this year production is projected to exceed usage by approximately 27 MMT.

The USDA did not release the regularly scheduled WASDE report on October 11, 2013 due to the U.S. government shutdown.

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

The Soybean Market

Global soybean production is concentrated in the central U.S., Brazil, Argentina, and China.  The United States Department of Agriculture has estimated that, for the Crop Year 2011-2012, the United States produced approximately 84.19 MMT of soybeans or approximately 35% of estimated world production, with Brazil producing approximately 28% for 2011-2012 and Argentina almost 17%. For 2011-2012, global production of 239.15 MMT was less than the consumption of 256.94 MMT.

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

The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On September 12, 2013, the USDA released its monthly World Agricultural and Supply and Demand Estimates (WASDE) for the Crop Year 2013-14. The USDA estimated that the yield per acre for U.S. production would be 41.2 bushels per acre with 77.2 million acres planted and 76.4 million acres harvested. The yield per acre in the September report is an improvement from the 39.6 bushels per acre estimated for the 2012-13 Crop Year; the improvement is a result of improvements in the 2012 drought conditions in the principal soybean growing areas of the US. The total domestic supply of soybeans is estimated to be 3,289 million bushels with total usage, including exports, forecast at 3,140 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 150 million bushels, down from the 169 million bushels for the 2011-12 Crop Year, and from the 125 million bushels estimated for the 2012-2013 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 17 days for 2013-14, up from the 15 days estimated for 2012-2013.

Global soybean production as projected by the USDA is estimated to increase from 267 MMT in 2012-13 to 282 MMT in 2013-14. Production in both 2012-13 and this year is projected to exceed usage.

The USDA did not release the regularly scheduled WASDE report on October 11, 2013 due to the U.S. government shutdown.

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

The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.  On September 12, 2013, the USDA released its monthly World Agricultural and Supply and Demand Estimates (WASDE) for the Crop Year 2013-14. The USDA estimated that the yield per acre for U.S. production would be 46.2 bushels per acre with 56.5 million acres planted and 45.7 million acres harvested.  The total domestic supply of wheat is estimated to be 2,972 million bushels with total usage, including exports, forecast at 2,411 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 561 million bushels, down significantly from the 743 million bushels for the 2011-12 Crop Year, and from the 718 million bushels estimated for the 2012-2013 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 84.9 days for 2013-14, down from the 108.5 days in 2012-2013.

Global wheat production as projected by the USDA is estimated to increase from 655 MMT in 2012-13 to 705 MMT in 2013-14. Usage in 2012-13 exceeded supply by approximately 25 MMT and is estimated to be roughly equal to production this year.

The USDA did not release the regularly scheduled WASDE report on October 11, 2013 due to the U.S. government shutdown.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd~~-~~ Frank Act”)~~,~~ which was enacted in response to the economic crisis of 2008 and 2009, significantly alters the regulatory regime to which the securities and commodities markets are subject. In particular, the Dodd-Frank Act alters the regulation of commodity interests. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including energy-based, metal and agricultural commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that are currently entered into in the over-the-counter market. On November 28, 2012 the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered derivatives clearing organizations (DCOs). This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants,” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominately engaged in financial activities were required to clear the same types of swaps. As a result, if a Fund enters into or had entered into certain interest rate or credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determinations on other types of swaps are expected in the future and, when finalized, could require the Fund to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants which enter into uncleared swaps and capital requirements for swap dealers and major swap participants which enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a swap execution facility (“SEF”) must be executed over such a facility. On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. On September 27 and 30, 2013, the CFTC’s Division of

Market Oversight granted no-action relief to SEFs from compliance with certain regulatory and reporting requirements. The no-action relief granted on September 27th included relief, which will be in effect until November 1, 2013, from a requirement that a SEF enforce its own rulebooks and compel its participants to consent to the jurisdiction of the SEF. Based upon applications filed by several SEFs with the CFTC in the second half of October 2013, it is expected that the CFTC will determine that certain interest rate swaps will be determined to be available to trade on those SEFs in the first quarter of 2014.

In late 2011, the CFTC adopted rules that impose new position limits on Reference Contracts involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (“CEA”) (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28th decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect a Fund, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and gas). As a result, a Fund may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Reference Contracts held by a single entity and its affiliates, regardless of whether such positions existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect the Fund, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of a Fund to meet its investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Fund.

For the nine months ended September 30, 2013, no Fund exceeded applicable position limits on any exchange. Based on its current understanding of existing position limit requirements and the likely scope of any limits that are proposed in the future, the Funds do not anticipate significant negative impact on the ability of any Fund to achieve its investment objective.

Accountability levels differ from position limits in that they do not represent a fixed ceiling, but rather a threshold above which a futures exchange may exercise greater scrutiny and control over an investor’s positions. If a Fund were to exceed an applicable accountability level for investments in futures contracts, the exchange will monitor the Fund’s exposure and may ask for further information on its activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of the Fund. If deemed necessary by the exchange, the Fund could be ordered to reduce its aggregate net position back to the accountability level. For the nine months ended September 30, 2013, no Fund exceeded applicable accountability limits on any exchange.

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

On April 11, 2013, the CFTC published a final rule to exempt swaps between certain affiliated entities within a corporate group from the clearing requirement. The rule permits affiliated counterparties to elect not to clear a swap subject to the clearing requirement if, among other things, the counterparties are majority-owned affiliates whose financial statements are included in the same consolidated financial statements and whose swaps are documented and subject to a centralized risk management program. However, the exemption does not apply to swaps entered into by affiliated counterparties with unaffiliated counterparties.

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

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively).

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as a Fund) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as a Fund), regular reporting requirements for equity, foreign exchange and other commodity swaps began on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). These regulations have not yet been fully implemented.

Management believes that as September 30, 2013 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

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

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 that are required to register due to recent changes to Commission Regulation 4.5. For entities that are registered with both the CFTC and Securities and Exchange Commission (“SEC”), the CFTC will accept the SEC’s disclosure, reporting, and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although the Funds are not series of a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents, consistent with those of the SEC. This change will decrease the burden to the Funds and the Sponsor of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to the Funds and the Sponsor, but any such further rule changes could result in additional operating efficiencies for the Funds and the Sponsor.

Off Balance Sheet Financing

As of September 30, 2013, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2013 through September 30, 2013 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

As of August 2, 2012, TAGS has 50,002 shares currently outstanding; this represents the minimum number of shares and, thus, no shares can be redeemed until additional shares have been created. This situation has, over the past 12 months, generated a situation in which the spread between bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range. The situation does not affect the actual NAV of the Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of September 30, 2013. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	September 30, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures Mar14	759	$ 4.5450	$ 17,248,275	$ 15,523,448	$ 14,661,034	$ 13,798,620	$ 18,973,103	$ 19,835,516	$ 20,697,930
CBOT Corn Futures May14	639	$ 4.6225	$ 14,768,888	$ 13,291,999	$ 12,553,554	$ 11,815,110	$ 16,245,776	$ 16,984,221	$ 17,722,665
CBOT Corn Futures Dec14	719	$ 4.8100	$ 17,291,950	$ 15,562,755	$ 14,698,158	$ 13,833,560	$ 19,021,145	$ 19,885,743	$ 20,750,340
Total CBOT Corn Futures			$ 49,309,114	$ 44,378,201	$ 41,912,746	$ 39,447,290	$ 54,240,024	$ 56,705,479	$ 59,170,935

Shares outstanding			1,475,004	1,475,004	1,475,004	1,475,004	1,475,004	1,475,004	1,475,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$ 33.43	$ 30.09	$ 28.42	$ 26.74	$ 36.77	$ 38.44	$ 40.12
Total Net Asset Value per Share as reported			$ 33.45
Change in the Net Asset Value per Share				$ (3.34)	$ (5.01)	$ (6.69)	$ 3.34	$ 5.01	$ 6.69

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

NAGS:

	September 30, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
Henry Hub NYMEX Natural Gas Futures Mar14	21	$ 3.8100	$ 800,100	$ 720,090	$ 680,085	$ 640,080	$ 880,110	$ 920,115	$ 960,120
Henry Hub NYMEX Natural Gas Futures Apr14	22	$ 3.7610	$ 827,420	$ 744,678	$ 703,307	$ 661,936	$ 910,162	$ 951,533	$ 992,904
Henry Hub NYMEX Natural Gas Futures Oct14	21	$ 3.8730	$ 813,330	$ 731,997	$ 691,331	$ 650,664	$ 894,663	$ 935,330	$ 975,996
Henry Hub NYMEX Natural Gas Futures Nov14	21	$ 3.9440	$ 828,240	$ 745,416	$ 704,004	$ 662,592	$ 911,064	$ 952,476	$ 993,888
Total Henry Hub NYMEX Natural Gas Futures			$ 3,269,090	$ 2,942,181	$ 2,778,727	$ 2,615,272	$ 3,595,999	$ 3,759,454	$ 3,922,908

Shares outstanding			300,004	300,004	300,004	300,004	300,004	300,004	300,004

Net Asset Value per Share attributable directly to NYMEX Natural Gas Futures			$ 10.90	$ 9.81	$ 9.26	$ 8.72	$ 11.99	$ 12.53	$ 13.08
Total Net Asset Value per Share as reported			$ 10.93
Change in the Net Asset Value per Share				$ (1.09)	$ (1.63)	$ (2.18)	$ 1.09	$ 1.63	$ 2.18

Percent Change in the Net Asset Value per Share				-9.97%	-14.95%	-19.94%	9.97%	14.95%	19.94%

CRUD:

	September 30, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
WTI Crude Oil Futures Dec13	7	$ 101.9000	$ 713,300	$ 641,970	$ 606,305	$ 570,640	$ 784,630	$ 820,295	$ 855,960
WTI Crude Oil Futures Jun14	6	$ 96.4400	$ 578,640	$ 520,776	$ 491,844	$ 462,912	$ 636,504	$ 665,436	$ 694,368
WTI Crude Oil Futures Dec14	8	$ 92.5400	$ 740,320	$ 666,288	$ 629,272	$ 592,256	$ 814,352	$ 851,368	$ 888,384
Total WTI Crude Oil Futures			$ 2,032,260	$ 1,829,034	$ 1,727,421	$ 1,625,808	$ 2,235,486	$ 2,337,099	$ 2,438,712

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to WTI Crude Oil Futures			$ 40.64	$ 36.58	$ 34.55	$ 32.51	$ 44.71	$ 46.74	$ 48.77
Total Net Asset Value per Share as reported			$ 41.59
Change in the Net Asset Value per Share				$ (4.06)	$ (6.10)	$ (8.13)	$ 4.06	$ 6.10	$ 8.13

Percent Change in the Net Asset Value per Share				-9.77%	-14.66%	-19.54%	9.77%	14.66%	19.54%

SOYB:

	September 30, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures Jan14	35	$ 12.8500	$ 2,248,750	$ 2,023,875	$ 1,911,438	$ 1,799,000	$ 2,473,625	$ 2,586,063	$ 2,698,500
CBOT Soybean Futures Mar14	30	$ 12.6700	$ 1,900,500	$ 1,710,450	$ 1,615,425	$ 1,520,400	$ 2,090,550	$ 2,185,575	$ 2,280,600
CBOT Soybean Futures Nov14	39	$ 11.5500	$ 2,252,250	$ 2,027,025	$ 1,914,413	$ 1,801,800	$ 2,477,475	$ 2,590,088	$ 2,702,700
Total CBOT Soybean Futures			$ 6,401,500	$ 5,761,350	$ 5,441,275	$ 5,121,200	$ 7,041,650	$ 7,361,725	$ 7,681,800

Shares outstanding			275,004	275,004	275,004	275,004	275,004	275,004	275,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$ 23.28	$ 20.95	$ 19.79	$ 18.62	$ 25.61	$ 26.77	$ 27.93
Total Net Asset Value per Share as reported			$ 23.25
Change in the Net Asset Value per Share				$ (2.33)	$ (3.49)	$ (4.66)	$ 2.33	$ 3.49	$ 4.66

Percent Change in the Net Asset Value per Share				-10.01%	-15.02%	-20.02%	10.01%	15.02%	20.02%

CANE:

	September 30, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures May14	46	$ 0.1807	$ 930,966	$ 837,870	$ 791,321	$ 744,773	$ 1,024,063	$ 1,070,611	$ 1,117,160
ICE #11 Sugar Futures Jul14	40	$ 0.1798	$ 805,504	$ 724,954	$ 684,678	$ 644,403	$ 886,054	$ 926,330	$ 966,605
ICE #11 Sugar Futures Mar15	44	$ 0.1878	$ 925,478	$ 832,931	$ 786,657	$ 740,383	$ 1,018,026	$ 1,064,300	$ 1,110,574
Total ICE #11 Sugar Futures			$ 2,661,949	$ 2,395,754	$ 2,262,656	$ 2,129,559	$ 2,928,144	$ 3,061,241	$ 3,194,339

Shares outstanding			175,004	175,004	175,004	175,004	175,004	175,004	175,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$ 15.21	$ 13.69	$ 12.93	$ 12.17	$ 16.73	$ 17.49	$ 18.25
Total Net Asset Value per Share as reported			$ 15.21
Change in the Net Asset Value per Share				$ (1.52)	$ (2.28)	$ (3.04)	$ 1.52	$ 2.28	$ 3.04

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

WEAT:

	September 30, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures Mar14	77	$ 6.8700	$ 2,644,950	$ 2,380,455	$ 2,248,208	$ 2,115,960	$ 2,909,445	$ 3,041,693	$ 3,173,940
CBOT Wheat Futures May14	66	$ 6.8975	$ 2,276,175	$ 2,048,558	$ 1,934,749	$ 1,820,940	$ 2,503,793	$ 2,617,601	$ 2,731,410
CBOT Wheat Futures Dec14	76	$ 6.8975	$ 2,621,050	$ 2,358,945	$ 2,227,893	$ 2,096,840	$ 2,883,155	$ 3,014,208	$ 3,145,260
Total CBOT Wheat Futures			$ 7,542,175	$ 6,787,958	$ 6,410,849	$ 6,033,740	$ 8,296,393	$ 8,673,501	$ 9,050,610

Shares outstanding			450,004	450,004	450,004	450,004	450,004	450,004	450,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$ 16.76	$ 15.08	$ 14.25	$ 13.41	$ 18.44	$ 19.27	$ 20.11
Total Net Asset Value per Share as reported			$ 16.74
Change in the Net Asset Value per Share				$ (1.68)	$ (2.51)	$ (3.35)	$ 1.68	$ 2.51	$ 3.35

Percent Change in the Net Asset Value per Share				-10.01%	-15.02%	-20.02%	10.01%	15.02%	20.02%

 TAGS:

	September 30, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2013	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Wheat Fund	30,937	$ 16.7449	$ 518,037	$ 466,233	$ 440,331	$ 414,430	$ 569,841	$ 595,743	$ 621,644
Teucrium Corn Fund	15,058	$ 33.4466	$ 503,639	$ 453,275	$ 428,093	$ 402,911	$ 554,003	$ 579,185	$ 604,367
Teucrium Soybean Fund	21,031	$ 23.2548	$ 489,072	$ 440,165	$ 415,711	$ 391,257	$ 537,979	$ 562,432	$ 586,886
Teucrium Sugar Fund	34,074	$ 15.2137	$ 518,392	$ 466,552	$ 440,633	$ 414,713	$ 570,231	$ 596,150	$ 622,070
Total value of shares of the Underlying Funds			$ 2,029,139	$ 1,826,225	$ 1,724,768	$ 1,623,311	$ 2,232,053	$ 2,333,510	$ 2,434,967

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$ 40.58	$ 36.52	$ 34.49	$ 32.46	$ 44.64	$ 46.67	$ 48.70
Total Net Asset Value per Share as reported			$ 40.85
Change in the Net Asset Value per Share				$ (4.06)	$ (6.09)	$ (8.12)	$ 4.06	$ 6.09	$ 8.12

Percent Change in the Net Asset Value per Share				-9.93%	-14.90%	-19.87%	9.93%	14.90%	19.87%

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

During the three months ended September 30, 2013, neither the Sponsor nor the Trust employed any hedging methods such as those described above as all of its investments were made over an exchange. Therefore, during such period, the Funds were not exposed to counterparty risk.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

 None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 18, 2013.

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
144

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
145

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
  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd~~-~~ Frank Act”)~~,~~ which was enacted in response to the economic crisis of 2008 and 2009, significantly alters the regulatory regime to which the securities and commodities markets are subject. In particular, the Dodd-Frank Act alters the regulation of commodity interests. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including energy-based, metal and agricultural commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that are
146

  currently entered into in the over-the-counter market. On November 28, 2012 the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered derivatives clearing organizations (DCOs). This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants,” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominately engaged in financial activities were required to clear the same types of swaps. As a result, if a Fund enters into or had entered into certain interest rate or credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determinations on other types of swaps are expected in the future and, when finalized, could require the Fund to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants which enter into uncleared swaps and capital requirements for swap dealers and major swap participants which enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”
○	In late 2011, the CFTC adopted rules that impose new position limits on Reference Contracts involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (“CEA”) (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28th decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect a Fund, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and gas). As a result, a Fund may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Reference Contracts held by a single entity and its affiliates, regardless of whether such positions existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect the Fund, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of a Fund to meet its investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Fund.
○	The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, but it continues to issue proposed versions of additional rules that it has authority to promulgate. In addition, the CFTC has begun to issue final rules under the Dodd-Frank Act, including rules relating to recordkeeping and reporting of swap transactions, mandatory clearing of certain classes of credit default swaps and interest rate swaps, as well as the definition of key terms such as “swap” and “swap dealer.” Final rules are likely to continue to be adopted throughout 2013.
○	The CFTC published final rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and "major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the Commodity Exchange Act and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties, such as the Funds, in the form of higher fees and expenses that relate to trading swaps.
o	On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively).
o	On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as a Fund) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as a Fund), regular reporting requirements for equity, foreign exchange and other commodity swaps began on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.
147

o	On April 11, 2013, the CFTC published a final rule to exempt swaps between certain affiliated entities within a corporate group from the clearing requirement. The rule permits affiliated counterparties to elect not to clear a swap subject to the clearing requirement if, among other things, the counterparties are majority-owned affiliates whose financial statements are included in the same consolidated financial statements and whose swaps are documented and subject to a centralized risk management program. However, the exemption does not apply to swaps entered into by affiliated counterparties with unaffiliated counterparties.
o	On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 that are required to register due to recent changes to Commission Regulation 4.5. For entities that are registered with both the CFTC and Securities and Exchange Commission (“SEC”), the CFTC will accept the SEC’s disclosure, reporting, and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although the Funds are not series of a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents, consistent with those of the SEC. This change will decrease the burden to the Funds and the Sponsor of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to the Funds and the Sponsor, but any such further rule changes could result in additional operating efficiencies for the Funds and the Sponsor.

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
148

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
149

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
150

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
151

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
152

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
153

  Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against corn-related losses or as a way to indirectly invest in corn.
o	The CFTC and U.S. designated contract markets such as the CBOT may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in Corn Futures Contracts are 600 spot month contracts, 33,000 contracts expiring in any other single month, and 33,000 total for all months. Cleared Corn Swaps are subject to position limits that of 22,000 for all months and 13,500 for any single month, and are measured separately from, the limits on Corn Futures Contracts. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

o	In addition to position limits, the exchanges set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.
o	For example, the CBOT imposes a $2,000 per contract price fluctuation limit for Corn Futures Contracts. This limit is initially based off of the previous trading day’s settlement price. If two or more Corn Futures Contract months within the first five listed non-spot contracts close at the limit, the daily price limit increases to $3,000 per contract for the next business day.
o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against corn-related losses or as a way to indirectly invest in corn.
o	The Fund does not intend to limit the size of the offering and will attempt to expose substantially all of its proceeds to the corn market utilizing Corn Interests. If the Fund encounters position limits, accountability levels, or price fluctuation limits for Corn Futures Contracts and/or Cleared Corn Swaps on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Corn Interests and/or Corn Futures Contracts listed on foreign exchanges. However, the Corn Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Corn Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.
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

154

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
  Natural gas prices fluctuate seasonally.  For example, in some parts of the United States and other markets, the natural gas demand for power peaks during the cold winter months, with market prices peaking at that time.  As a result, in the future, the overall price of natural gas may fluctuate substantially on a seasonal and quarterly basis and thus make consecutive period to period comparisons less relevant
  Price movements for natural gas are influenced by, among other things: regional demand for energy, which is affected by economic and seasonal conditions; the domestic supply and inventories of natural gas; weather conditions, including abnormally mild or harsh winters; political conditions; the price and availability of alternative fuels; and the impact of energy conservation efforts. More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool. There has been tremendous volatility in the price of Natural Gas Futures Contracts in recent years. For example, the price of the NYMEX spot month futures contract on natural gas rose to a high of $13.69 on July 3, 2008 and dropped to a low of $1.90 on April 20, 2012. The Sponsor anticipates that there will be continued volatility in the price of the Natural Gas Futures Contracts. Consequently, investors should know that this volatility can lead to a loss of all or substantially all of their investment in the Fund.
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
155

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
156

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
157

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
158

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
o	The CFTC and U.S. designated contract markets may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in the Soybean Futures Contracts are 600 spot month contracts, 15,000 contracts expiring in any other single month, and 15,000 total for all months. Cleared Soybean Swaps (i.e., Soybean Calendar Swaps as currently offered on the CBOT) are subject to position limits that are currently measured separately from the limits on Soybean Futures Contracts. The position limits for Cleared Soybeans Swaps are 6,500 contracts expiring in any single month and 10,000 contracts total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization. Additionally, the Fund’s ability to rely on these Cleared Soybean Swaps may be further limited when the position limit rules become effective.

159

o	In addition to position limits, the exchanges set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.
o	Currently, the CBOT imposes an initial $3,500 per contract maximum daily price fluctuation limit on Soybean Futures Contracts. This limit is based off the previous trading day’s settlement price. If two or more Soybean Futures Contract months within the first seven listed non-spot contracts close at the limit, the daily price limit increases to $5,250 per contract for the next business day and to $8,000 per contract for the next business day if the limit is met again.
o	All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against soybean-related losses or as a way to indirectly invest in soybeans.
o	If the Fund encounters position limits or price fluctuation limits for Soybean Futures Contracts and/or Cleared Soybean Swaps on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Soybean Interests and/or Soybean Futures Contracts listed on foreign exchanges. However, the Soybean Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Soybean Futures Contracts available on these exchanges may be subject to their own position limits or similar restrictions. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

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
160

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
161

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
  The CFTC and U.S. designated contract markets such as the CBOT may establish position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control.  For example, the current position limit for investments at any one time in CBOT Wheat Futures Contracts are 600 spot month contracts, 12,000 contracts expiring in any other single month and 12,000 contracts total for all months. Cleared Wheat Swaps (i.e., Wheat Calendar Swaps as offered on the CBOT) are subject to position limits that are currently measured separately from the limits on Wheat Futures Contracts.  The position limits for Cleared Wheat Swaps are 5,000 contracts expiring in any single month and 6,500 contracts total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization. Additionally, the Fund’s ability to rely on these Cleared Wheat Swaps may be further limited when the position limit rules discussed below under “Impact of Position Limits, Accountability Levels, and Price Fluctuations,” become effective.
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
162

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On July 31, 2010, for all Funds listed below except the Teucrium Agricultural Fund for which the contribution was made on April 1, 2011, the Sponsor made the following capital contributions and received the following shares for that contribution prior to each Fund’s commencement of operations; such shares were sold in private offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended:

1.	a $100 capital contribution to the Teucrium WTI Crude Oil Fund, a separate series of the Trust, in exchange for two shares of such fund;

2.	a $100 capital contribution to the Teucrium Natural Gas Fund, another series of the Trust, in exchange for four shares of such fund;

3.	a $100 capital contribution to the Teucrium Soybean Fund, another series of the Trust, in exchange for four shares of such fund;

4.	a $100 capital contribution to the Teucrium Sugar Fund, another series of the Trust, in exchange for four shares of such fund; and

5.	a $100 capital contribution to the Teucrium Wheat Fund, another series of the Trust, in exchange for four shares of such fund.

6.	a $100 capital contribution to the Teucrium Agricultural Fund, another series of the Trust, in exchange for two shares of such fund.

(b)	The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013. From June 9, 2010 (the commencement of operations) through September 30, 2013, 5,850,000 Shares of the Fund were sold at an aggregate offering price of $236,324,336. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through September 30, 2013 in an amount equal to $395,615, resulting in net offering proceeds of $235,928,721. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 40,000,000 common units, or “Shares,” of Teucrium Natural Gas Fund (File No. 333-167593) was declared effective on October 22, 2010.  A second registration statement on Form S-1 (File No. 333-187434) which replaced the original registration statement was declared effective on April 30, 2013. From February 1, 2011 (the commencement of the offering) through September 30, 2013, 400,000 Shares of the Fund were sold at an aggregate offering price of $7,420,546.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2013 in an amount equal to $41,683, resulting in net offering proceeds of $7,378,863.    The offering proceeds were invested in natural gas futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 15,000,000 common units, or “Shares,” of Teucrium WTI Crude Oil Fund (File No. 333-167594) was declared effective on October 22, 2010.  A second registration statement on Form S-1 (File No. 333-187435) which replaced the original registration statement was declared effective on April 30, 2013. From February 23, 2011 (the commencement of the offering) through September 30, 2013, 125,000 Shares of the Fund were sold at an aggregate offering price of $6,077,099.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2013 in an amount equal to $66,221, resulting in net offering proceeds of $6,010,878.    The offering proceeds were invested in crude oil futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

163

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through September 30, 2013, 850,000 Shares of the Fund were sold at an aggregate offering price of $21,186,252.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2013 in an amount equal to $26,855, resulting in net offering proceeds of $21,159,397.    The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through September 30, 2013, 400,000 Shares of the Fund were sold at an aggregate offering price of $8,609,407.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2013 in an amount equal to $8,788, resulting in net offering proceeds of $8,600,619.    The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through September 30, 2013, 725,000 Shares of the Fund were sold at an aggregate offering price of $15,306,959.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2013 in an amount equal to $21,009, resulting in net offering proceeds of $15,285,950.    The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. From March 28, 2012 (the commencement of the offering) through September 30, 2013, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2013 in an amount equal to $2,935, resulting in net offering proceeds of $17,703,643.    The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for the three months ended September 30, 2013:

Issuer Purchases of CORN Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
July 1, 2013 to July 31, 2013	-	$-	N/A	N/A
August 1, 2013 to August 31, 2013	175,000	$35.97	N/A	N/A
September 1, 2013 to September 30, 2013	-	$-	N/A	N/A
Total	175,000	$35.97

Issuer Purchases of WEAT Shares: Nothing to Report

Issuer Purchases of SOYB Shares: Nothing to Report

Issuer Purchases of NAGS Shares: Nothing to Report

Issuer Purchases of TAGS Shares: Nothing to Report

Issuer Purchases of CRUD Shares: Nothing to Report

Issuer Purchases of CANE Shares: Nothing to Report

Item 3.     Defaults Upon Senior Securities

None.

164

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

165

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

166

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Barbara Riker
Name:	Barbara Riker
Chief Financial Officer

Date: November 11, 2013