Form 10-K
period 2013-12-31
Teucrium Commodity Trust
filed 2014-03-17
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

  Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2013 are included in the table below:

	Aggregate Market Value of Each Funds’ Shares Held by Non- Affiliates as of June 30, 2013	Total Number of Outstanding Shares as of March 9, 2014*
Teucrium Corn Fund	$ 38,134,072	3,825,004
Teucrium WTI Crude Oil Fund	1,904,648	50,002
Teucrium Natural Gas Fund	3,247,995	150,004
Teucrium Sugar Fund	2,084,712	200,004
Teucrium Soybean Fund	5,885,004	175,004
Teucrium Wheat Fund	6,340,264	825,004
Teucrium Agricultural Fund	$ 2,058,732	50,002
Total	$ 59,655,427

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

This weighted average of the closing settlement prices of the referenced specific Futures Contracts for each Fund is referred to herein as the “Benchmark,” and the specific Futures Contracts that at any given time make up the Benchmark for that Fund and are referred to herein as the “Benchmark Component Futures Contracts.”

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

The Sponsor operates the Funds with the intent to never hold a Benchmark Component Futures Contract once it becomes the next-to-expire contract (commonly called the “spot” contract). Accordingly, the positions of each Fund in its Specified Commodity Interests are changed or “rolled” on a regular basis in order to track the changing nature of the Benchmark. Using CORN as an example, five times a year (on the dates on which certain Corn Futures Contracts expire), a particular Corn Futures Contract will no longer be a Benchmark Component Futures Contract, and the Corn Fund’s investments will have to be changed accordingly. Corn Futures Contracts traded on the CBOT expire on a specified day in the following five months: March, May, July, September, and December. Therefore, in terms of the Benchmark, in June of a given year the next-

to-expire or “spot month” Corn Futures Contract will expire in July of that year, and the Benchmark Component Futures Contracts will be the contracts expiring in September of that year (the second-to-expire contract), December of that year (the third-to-expire contract), and December of the following year. As another example using CORN, in November of a given year the Benchmark Component Futures Contracts will be the contracts expiring in March, May and December of the following year. The Teucrium Corn Fund is designed to roll or replace its contracts five times per year but will always hold a December Corn Futures Contract as an “anchor” month. The Sponsor will determine if the investments of a Fund will be “rolled” in one day or over a period of several days, in order that any trading does not cause unwanted market movements and to make it more difficult for third parties to profit by trading based on such expected market movements. Such “roll” periods are posted to the website for each Fund well in advance of the “roll” date.

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

Calculation of the Benchmark

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the December 31, 2013, Benchmark Component Futures Contracts weights for each of the Operating Funds:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (772 contracts, settlement date May 14, 2014)	$16,607,650	35
CBOT Corn Futures (652 contracts, settlement date July 14, 2014)	14,246,200	30
CBOT Corn Futures (739 contracts, settlement date December 12, 2014)	16,636,738	35

Total at December 31, 2013	$47,490,588	100%

NAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX Natural Gas Futures (10 contracts, settlement date February 26, 2014)	$419,300	23
NYMEX Natural Gas Futures (11 contracts, settlement date March 27, 2014)	451,550	25
NYMEX Natural Gas Futures (11 contracts, settlement date September 26, 2014)	457,820	26
NYMEX Natural Gas Futures (11 contracts, settlement date October 29, 2014)	462,440	26

Total at December 31, 2013	$1,791,110	100%

CRUD Benchmark Component Futures Contracts	Notional Value	Weight (%)
WTI Crude Oil Futures (7 contracts, settlement date May 20, 2014)	$680,960	34
WTI Crude Oil Futures (7 contracts, settlement date November 20, 2014)	649,040	32
WTI Crude Oil Futures (8 contracts, settlement date November 20, 2015)	690,320	34

Total at December 31, 2013	$2,020,320	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (22 contracts, settlement date March 14, 2014)	$1,421,750	35
CBOT Soybean Futures (19 contracts, settlement date May 14, 2014)	1,213,150	30
CBOT Soybean Futures (25 contracts, settlement date November 14, 2014)	1,418,750	35

Total at December 31, 2013	$4,053,650	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (47 contracts, settlement date April 30, 2014)	$871,718	35
ICE Sugar Futures (40 contracts, settlement date June 30, 2014)	749,504	30
ICE Sugar Futures (43 contracts, settlement date February 27, 2015)	854,840	35

Total at December 31, 2013	$2,476,062	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (81 contracts, settlement date May 14, 2014)	$2,478,600	35
CBOT Wheat Futures (69 contracts, settlement date July 14, 2014)	2,127,788	30
CBOT Wheat Futures (77 contracts, settlement date December 12, 2014)	2,465,925	35

Total at December 31, 2013	$7,072,313	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund	473,707	25
Shares of Teucrium Soybean Fund	466,670	25
Shares of Teucrium Wheat Fund	459,782	24
Shares of Teucrium Sugar Fund	484,838	26

Total at December 31, 2013	$1,884,997	100%

The price relationship between the near month Futures Contract to expire and the Benchmark Component Futures Contracts will vary and may impact both the total return of each Fund over time and the degree to which such total return tracks the total return of the price indices related to the commodity of each Fund.  In cases in which the near month contract’s price is lower than later-expiring contracts’ prices (a situation known as “contango” in the futures markets), then absent the impact of the overall movement in commodity prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration.  In cases in which the near month contract’s price is higher than later-expiring contracts’ prices (a situation known as “backwardation” in the futures markets), then absent the impact of the overall movement in a Fund’s prices the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration. All other things being equal, a situation involving prolonged periods of contago may adversely impact the returns of the Funds; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Funds.

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com; for NAGS is www.teucriumnagsfund.com; for CRUD is www.teucriumcrudfund.com; for CANE is www.teucriumcanefund.com; for SOYB is www.teucriumsoybfund.com; for WEAT is www.teucriumweatfund.com; for TAGS is www.teucriumtagsfund.com. These sites are accessible at no charge.  The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract and Cleared Swap (for example, like Corn Futures Contracts, Cleared Corn Swaps are standardized as to certain material economic terms, including that each such swap be for a quantity of 5,000 bushels, which permits less flexibility in their structuring than with over-the-counter Corn Interests. The two parties to a Cleared Corn Swap agree on the specific fixed price component and the calendar month of expiration, and agree to submit the Cleared Corn Swap to the clearing organization. The clearing organization assumes the credit risk relating to the transaction, which effectively eliminates the creditworthiness of the counterparty as a risk. Unlike Corn Futures Contracts, Cleared Corn Swaps call for settlement in cash, and do not permit settlement by delivery or receipt of physical corn). The specific types of Other Interests (in addition to futures contracts, options on futures contracts and cleared swaps, derivative contracts) that are tied to various commodities are entered into outside of public exchanges.  These “over-the-counter” contracts are entered into between two parties in private contracts.  For example, unlike Futures Contracts and Cleared Corn Swaps, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party (i.e., the risk that the other party will not be able to perform its obligations under its contract), and characteristics of such Other Interests, and the amount of cash and cash equivalents held in the Fund’s portfolio.

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

The Funds earn interest income from the Treasury securities and/or cash equivalents that it purchases and on the cash it holds through the Custodian or other financial institution. The Sponsor anticipates that the earned interest income will increase the NAV of each Fund. The Funds apply the earned interest income to the acquisition of additional investments or uses it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives. Any Treasury security and cash equivalent invested by a Fund will have a remaining maturity of less than one year at the time of investment, or will be subject to a demand feature that enables that Fund to sell the security within one year, at approximately the security’s face value (plus accrued interest). Any cash equivalents invested by a Fund will be rated in the highest short-term rating category by a nationally recognized statistical rating organization or will be deemed by the Sponsor to be of comparable quality.

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

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2013-14, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 37% of all the corn globally; about 84% of the U.S. produced corn will be sold domestically, while approximately 11% will be exported.  For 2013-2014, consumption of 939.7 Million Metric Tons (MMT) is expected to be surpassed by global production of 966.9 MMT.  If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia.

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

On January 10, 2014, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2013-14. The USDA estimated that the yield per acre for U.S. production would be 158.8 bushels per acre with 95.4 million acres planted and 87.7 million acres harvested. The yield per acre in 2013-14 is an improvement from the 123.4 bushels per acre estimated for the 2012-13 Crop Year; the improvement is a result of mitigation in the 2012 drought conditions in the principal corn growing areas of the U.S. The total domestic supply of corn is estimated to be 14,781 million bushels with total usage, including exports, forecast at 13,150 million bushels. The supply for 2013-14 is a significant increase over the 10,780 estimated for 2012-13 and usage is estimated to be up approximately 18.4% period over period. The USDA projects that the resulting “Ending Stocks” or inventory will be 1,631 million bushels, up significantly from the 989 million bushels for the 2011-12 Crop Year and from the 821 million bushels estimated for the 2012-2013 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 45.3 days for 2013-14, up significantly from the 27.0 days estimated for 2012-2013.

Global corn production as projected by the USDA is estimated to increase from 863 MMT in 2012-13 to 967 MMT in 2013-14. Usage in 2012-13 was nearly equal to production, and this year production is projected to exceed usage by approximately 27 MMT.

Natural Gas and the Natural Gas Market

In 2013, according to the United States Energy Information Administration (“EIA”), natural gas accounted for just over a quarter of U.S. energy consumption.  The price of natural gas is established by the supply and demand conditions in the North American market, and more particularly, in the main refining center of the U.S. Gulf Coast. The EIA publishes daily, weekly, monthly and annual information regarding the natural gas industry, usage and supply estimates. The information is available on the EIA’s website, www.eia.gov, at no charge.

Natural gas has limited means of transportation and distribution and therefore has not generally been viewed as a commodity with a “global” price.  As a result, the natural gas market is mostly affected by events that happen locally or are confined to the North American Continent.  The primary means for transporting natural gas is through pipeline, although natural gas may be liquefied in order to be transported outside the pipeline structure.

There are four main cost components for natural gas – wellhead price, transport (long-distance and local distribution), storage and delivery.  Wellhead prices are deregulated in North America.  Transportation costs are regulated by the National Energy Boards and local entities regulate local distribution costs.  Prices are also measured for different end-users such as residential usage, commercial, industrial or electrical utility.  The largest share of the final price to all end-users is the distribution costs due to the limited means of distribution.  Most large commercial users buy natural gas directly from producers or market makers, thereby reducing price.

Both weather and population changes affect consumption of natural gas.  In addition, alternative fuels and competition from other sources of energy such as oil, wind energy and coal can affect the price of natural gas.

The natural gas market essentially constitutes an auction, where the highest bidder wins the supply.  When markets are “strong” ( i.e., when demand is high and/or supply is low), the bidder must be willing to pay a higher premium to capture the supply.  When markets are “weak” (i.e., when demand is low and/or supply is high), a bidder may choose not to outbid competitors, waiting instead for later, possibly lower priced, supplies.  Demand for natural gas by consumers, as well as agricultural, manufacturing and transportation industries, determines overall demand for natural gas.  Since the precursors of product demand are linked to economic activity, natural gas demand will tend to reflect economic conditions. If the supply of natural gas exceeds demand, this may have an adverse impact on the price of natural gas.

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

If the futures market is in a state of backwardation (i.e., when the price of natural gas in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing natural gas prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Since early 2008, the deepest contango structure has historically occurred during September or October. It is during these periods natural gas storage reaches its highest level as the market tries to build the optimal inventory for the upcoming winter heating season. All other things being equal, a situation involving prolonged periods of contago may adversely impact the returns of the Funds; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Funds.

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

Demand for petroleum products by consumers, as well as agricultural, manufacturing and transportation industries, determines demand for crude oil by refiners.  Since product demand is linked to economic activity, crude oil demand will tend to reflect economic conditions. Changes in consumer behavior, such as mass transportation initiatives, alternative fuels, and change in economic standards in China, India and other developing nations may change global petroleum consumption.  In addition, other factors such as weather also influence product and crude oil demand. If the global supply of crude oil exceeds global demand, this may have an adverse impact on the price of crude oil.

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

If the futures market is in a state of backwardation (i.e., when the price of crude oil in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing crude oil prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Historically, the crude oil futures markets have experienced periods of both contango and backwardation. During 2006 and the first half of 2007, the crude oil futures markets experienced contango. However, starting early in the third quarter 2007, the crude oil futures markets moved into backwardation and remained in backwardation until late in the second quarter 2008 when the crude oil futures markets moved into contango. The crude oil markets remained in contango until late third quarter 2008, when they moved into backwardation. The crude oil markets moved back into contango for the balance of 2008, reaching supercontango in December 2008. Crude oil since early 2009 has fluctuated between mild contango, spiking into deep contango for several weeks at a time during third and fourth quarters of 2009, second and third quarters 2010 and finally the last major contango during first quarter 2011. All other things being equal, a situation involving prolonged periods of contago may adversely impact the returns of the Funds; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Funds.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China.  The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2013-2014, the United States will produce approximately 89.5 MMT of soybeans or approximately 31% of estimated world production, with Brazil production equaling that of the U.S. Argentina is projected to produce about 19%. For 2013-2014, global production of 86.8 MMT is expected to exceed consumption of 270.9 MMT.  If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

If the futures market is in a state of backwardation (i.e., when the price of soybeans in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing soybean prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing soybean prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Historically, the soybeans futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the soybean market and the soybean harvest cycle. All other things being equal, a situation involving prolonged periods of contago may adversely impact the returns of the Funds; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Funds.

On January 10, 2014, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2013-14. The USDA estimated that the yield per acre for U.S. production would be 43.3 bushels per acre with 76.5 million acres planted and 75.9 million acres harvested. The yield per acre in 2013-14 is an improvement from the 39.8 bushels per acre estimated for the 2012-13 Crop Year; the improvement is a result of mitigation in the 2012 drought conditions in the principal soybean growing areas of the U.S. The total domestic supply of soybeans is estimated to be 3,454 million bushels with total usage, including exports, forecast at 3,304 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 150 million bushels, down from the 169 million bushels for the 2011-12 Crop Year, but an increase from the 141 million bushels estimated for the 2012-2013 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 16.6 days for 2013-14, which is basically equal to 2012-13.

Global soybean production as projected by the USDA is estimated to increase from 269 MMT in 2012-13 to 287 MMT in 2013-14. Production in both 2012-13 and this year is projected to exceed usage.

The Sugar Market

Sugarcane accounts for about 75% of the world’s sugar production, and sugar beets account for the remainder of the world’s sugar production.  Sugar manufacturers use sugar beets and sugarcane as the raw material from which refined sugar (sucrose) for industrial and consumer use is produced.  Sugar is produced in various forms, including granulated, powdered, liquid, brown, and molasses.  The food industry (in particular, producers of baked goods, beverages, cereal, confections, and dairy products) uses sugar and sugarcane molasses to make sugar-containing food products.  Sugar beet pulp and molasses products are used as animal feed ingredients.  Ethanol is an important by-product of sugarcane processing.  Additionally, the material that is left over after sugarcane is processed is used to manufacture paper, cardboard, and “environmentally friendly” eating utensils.

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. All of these reports are available on the USDA’s website, www.usda.gov, at no charge.  The USDA’s May 2013 report forecasts that Brazil will continue to be the leading producer of sugarcane, producing just under one-quarter of the world’s supply.  Other principal producers of sugarcane are India, Thailand and China. The principal world producers of sugar beets, as forecasted by the USDA for 2013, include the European Union, the United States and Russia. If the global supply of sugar exceeds global demand, this may have an adverse impact on the price of sugar.

The Sugar No. 11 Futures Contract is the world benchmark contract for raw sugar trading.  This contract prices the physical delivery of raw cane sugar, delivered to the receiver’s vessel at a specified port within the country of origin of the sugar.  Sugar No. 11 Futures Contracts trade on the ICE Futures and the NYMEX in units of 112,000 pounds.

If the futures market is in a state of backwardation (i.e., when the price of sugar in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing soybean prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing sugar prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Historically, the sugar futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the sugar market and the sugar harvest cycle. All other things being equal, a situation involving prolonged periods of contago may adversely impact the returns of the Funds; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Funds.

 The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union and India.  The United States Department of Agriculture (“USDA”) estimates that for 2013-2014, that the principal global producers of wheat will be the EU, the former Soviet nations known as the FUS-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 8% of the global production, with almost half of that being exported. Global wheat production is estimated to be 712.7 MMT for 2013-2014, which is basically equal to consumption of 703.4 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

If the futures market is in a state of backwardation (i.e., when the price of wheat in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing wheat prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing wheat prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Historically, the wheat futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the wheat market and the wheat harvest cycle. All other things being equal, a situation involving prolonged periods of contago may adversely impact the returns of the Funds; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Funds.

On January 10, 2014, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2013-14. The USDA estimated that the yield per acre for U.S. production would be 47.2 bushels per acre with 56.2 million acres planted and 45.2 million acres harvested.  The total domestic supply of wheat is estimated to be 3,008 million bushels with total usage, including exports, forecast at 2,399 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 608 million bushels, down significantly from the 743 million bushels for the 2011-12 Crop Year, and from the 718 million bushels estimated for the 2012-2013 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 92.5 days for 2013-14, down from the 108.6 days in 2012-2013.

Global wheat production as projected by the USDA is estimated to increase from 656.5 MMT in 2012-13 to 712.7 MMT in 2013-14. Usage in 2012-13 exceeded supply by approximately 25 MMT and is estimated to be roughly equal to production this year.

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

The Trust and the Funds do not have any employees or officers. Any persons acting in those capacities do so as employees or officers of the Sponsor.

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

The Sponsor maintains websites on behalf of each of the Funds. The total portfolio composition of each Fund is disclosed on the Fund’s website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Commodity Futures Contract held and those that are pending and the amount of cash and cash equivalents held in the Fund’s portfolio. Each Fund’s website also includes the NAV, the 4 p.m. Bid/Ask Midpoint as reported by the NYSE Arca, the last trade price as reported by the NYSE Arca, the shares outstanding, the shares available for issuance, and the shares created or redeemed on that day. The prospectus, Monthly Statement of Account, Quarterly Performance of the Midpoint versus the NAV (as required by the CFTC), and the Roll Dates, as well as Form 10-Qs, Form 10-Ks, and other SEC filings for that Fund, are also posted on the website. Each Fund’s website is publicly accessible at no charge. The website for CORN is www.teucriumcornfund.com; for NAGS is www.teucriumnagsfund.com; for CRUD is www.teucriumcrudfund.com; for CANE is www.teucriumcanefund.com; for SOYB is www.teucriumsoybfund.com; for WEAT is www.teucriumweatfund.com; and for TAGS is www.teucriumtagsfund.com. The website address for the Sponsor is www.teucrium.com.

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

Management of the Sponsor

In general, under the Sponsor’s Amended and Restated Limited Liability Company Operating Agreement, as amended from time to time, the Sponsor (and as a result the Trust and the Fund) is managed by the officers of the Sponsor.  The Chief Executive Officer of the Sponsor is responsible for the overall strategic direction of the Sponsor and will have general control of its business. The Chief Investment Officer and President of the Sponsor is primarily responsible for new investment product development with respect to the Trust and each of the Teucrium Funds. The Chief Operating Officer has assumed primary responsibility for trade operations, trade execution, and portfolio activities with respect to the Fund. The Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer acts as the Sponsor’s principal financial and accounting officer, which position includes the functions previously performed by the Treasurer of the Sponsor, and administers the Sponsor’s regulatory compliance programs. Furthermore, certain fundamental actions regarding the Sponsor, such as the removal of officers, the addition or substitution of members, or the incurrence of liabilities other than those incurred in the ordinary course of business and de minimis liabilities, may not be taken without the affirmative vote of a majority of the Class A members (which is generally defined as the affirmative vote of Mr. Gilbertie and one of the other two Class A members).  The Sponsor has no board of directors, and the Trust has no board of directors or officers. The three Class A members of the Sponsor are Sal Gilbertie, Dale Riker and Carl N. Miller III.

The Officers of the Sponsor, two of whom are also Class A members of the Sponsor, are the following:

Sal Gilbertie has been the President of the Sponsor since its inception and its Chief Investment Officer since September 2011, was approved by the NFA as a principal of the Sponsor on September 23, 2009, and was registered as an associated person of the Sponsor on November 10, 2009. He maintains his main business office at 653A Garcia, Santa Fe, New Mexico 87505.  Effective July 16, 2012, Mr. Gilbertie was registered with the NFA as the Branch Manager for this location. From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, an FCM and broker-dealer registered with the CFTC and the SEC (whose business is described in greater detail below under “The Service Providers”), where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over-the-counter derivatives trader and market maker in multiple classes of commodities.  (Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., an FCM and an affiliate of Newedge USA, LLC.)  From October 1998 until October 2005, Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank.  While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day-to-day activities of the business and the portfolio of both companies.  Mr. Gilbertie is 54 years old.

Dale Riker has been the Secretary of the Sponsor since January 2010, and its Chief Executive Officer since September 2011, was approved by the NFA as a principal of the Sponsor on October 29, 2009, and was registered as an associated person of the Sponsor on February 17, 2010.  He maintains his main business office at 232 Hidden Lake Road, Brattleboro, Vermont 05301 and is responsible for the overall strategic direction of the Sponsor and has general control of its business.  Mr. Riker was Treasurer of the Sponsor from its inception until September 2011.  From February 2005 to the present, Mr. Riker has been President of Cambial Emerging Markets LLC, a consulting company specializing in emerging market equity investment.  As President of Cambial Emerging Markets LLC, Mr. Riker had responsibility for business strategy, planning and operations.  From July 1996 to February 2005, Mr. Riker was a private investor.  Mr. Riker is married to the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of the Sponsor, Barbara Riker. Mr. Riker is 56 years old.

Barbara Riker began working for the Sponsor in July 2010 providing accounting and compliance support. She has been the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer for Teucrium since September 2011, was approved by the NFA as a principal of the Sponsor on October 19, 2011, and has a background in finance, accounting, investor relations, corporate communications and operations.  She maintains her main business office at 232 Hidden Lake Road, Brattleboro, Vermont 05301.  From September 1980 to February 1993, Ms. Riker worked in various financial capacities for Pacific Telesis Group, the California-based Regional Bell Operating Company, and its predecessors.  In February 1993, with the spin-off of AirTouch Communications from Pacific Telesis Group, Ms. Riker was selected to lead the Investor Relations team for the global mobile phone operator.  In her capacity as Executive Director – Investor Relations and Corporate Communications from February 1993 to June 1995, AirTouch completed its initial public offering and was launched as an independent publicly-traded company. In June 1995, she was named Chief Financial Officer of AirTouch International and, in addition to her other duties, served on the board of several of the firm’s joint ventures, both private and public, across Europe.  In June 1997, Ms. Riker moved into an operations capacity as the District General Manager for AirTouch Paging’s San Francisco operations.  In February 1998 she was named Vice President and General Manager of AirTouch Cellular for Arizona and New Mexico.  Ms. Riker retired in July 1999, coincident with the purchase of AirTouch by Vodafone PLC and remained retired until she began working for the Sponsor.  Ms. Riker graduated with a Bachelor of Science in Business Administration from Cal State – East Bay in 1980.   Ms. Riker is married to the Chief Executive Officer of the Sponsor, Dale Riker. Ms. Riker is 55 years old.

Steve Kahler, Chief Operating Officer, began working for the Sponsor in November 2011 as Managing Director in the trading division. He became the Chief Operating Officer on May 24, 2012 and has primary responsibility for the Trade Operations for the Funds. He maintains his main business office at 13520 Excelsior Blvd., Minnetonka, MN 55345. Mr. Kahler was registered as an Associated Person of the Sponsor on November 25, 2011, approved as a Branch Manager of the Sponsor on March 16, 2012 and approved by the NFA as a Principal of the Sponsor on May 16, 2012. Prior to his employment with the Sponsor, Mr. Kahler worked for Cargill Inc., an international producer and marketer of food, agricultural, financial and industrial products and services, from April 2006 until November 2011 in the Energy Division as Senior Petroleum Trader. In October 2006 and while employed at Cargill Inc., Mr. Kahler was approved as an Associated Person of Cargill Commodity Services Inc., a commodity trading affiliate of Cargill Inc. from September 13, 2006 to November 9, 2011. Mr. Kahler graduated from the University of Minnesota with a Bachelors of Agricultural Business Administration in 1992 and is 46 years old.

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

The Custodian and Administrator

In its capacity as the custodian for the Funds, the Custodian, The Bank of New York Mellon, holds the Funds’ shares and the Treasury Securities, cash and/or cash equivalents owned by the Funds pursuant to a custodial agreement.  The Custodian is also the registrar and transfer agent for the Funds’ Shares.  In addition, the Custodian also serves as Administrator for the Funds, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Funds. For these services, the Fund pays fees to the Custodian as set forth in the table entitled “Fees and Compensation Arrangements with the Sponsor and Non-Affiliated Service Providers.”

The Custodian also acts as a broker for some, but not all, of the equity transactions related to the purchase and sale of the Underlying Funds for TAGS.

The Custodian’s principal business address is One Wall Street, New York, New York 10286.  The Custodian is a New York state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the New York State Banking Department.

The Distributor

The Funds employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distributor receives, for its services as distributor for the Funds, a fee at an annual rate of 0.01% of each Underlying Fund’s average daily net assets, and an annual fee of $100,000 in the aggregate for all of the Funds.  These fees are set forth in the table entitled “Fees and Compensation Arrangements with the Sponsor and Non-Affiliated Service Providers.”

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

The Distributor’s principal business address is Three Canal Plaza, Suite 100, Portland, Maine 04101.  The Distributor is a broker-dealer registered with the U.S. Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority.

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

The Clearing Broker

Currently, Newedge USA, LLC (“Newedge USA”) serves as the Fund’s clearing broker to execute and clear the Fund’s futures and provide other brokerage-related services. For TAGS, Newedge will serve as that Fund’s clearing broker to execute and clear futures transactions. Newedge USA is a futures commission merchant and broker dealer registered with the U.S. Commodity Futures Trading Commission (“CFTC”) and the U.S. Securities and Exchange Commission (“SEC”), and is a member of FINRA. Newedge USA is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation.

Newedge USA is headquartered at 550 W. Jackson, Suite 500, Chicago, IL 60661 with branch offices in New York, New York; Cypress, Texas (futures only); Santa Monica, California (securities only) and Montreal, Canada (futures only).

Prior to January 2, 2008, Newedge USA was known as Fimat USA, LLC. On September 1, 2008, Newedge USA merged with future commission merchant and broker dealer Newedge Financial Inc. (“NFI”) – formerly known as Calyon Financial Inc. Newedge USA was the surviving entity.

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

In July 2013, Newedge USA settled, without admitting or denying the allegations, a matter brought by FINRA, on its behalf and on behalf of NYSE/NYSE ARCA, BATS and NASDAQ exchanges, involving rules and regulations pertaining to supervision of equities direct market access and sponsored access business, Regulation SHO and books and records retention. In connection with this matter, Newedge USA paid a fine of $9,500,000. In addition, Newedge USA agreed to retain an independent consultant to review its policies, systems, procedures and training relating to these areas and to implement the recommendation of such consultant based on its review and written reports.

Other than the foregoing proceedings, which did not have a material adverse effect upon the financial condition of Newedge USA, there have been no material administrative, civil or criminal actions brought, pending or concluded against Newedge USA or its principals in the past five years.

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
Foreside Fund Services, LLC, Distributor

The Distributor receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements, currently estimated at $3,000 per year related to its services for all Teucrium Funds.

Under the Securities Activities and Service Agreement (the “SASA”), the Distributor receives compensation for its activities on behalf of the Teucrium Funds which is estimated not to exceed an aggregate for the Teucrium Funds of $40,000 per year. In addition, the Distributor receives certain expense reimbursements relating to the registration, continuing education and other administrative expenses of the Registered Representatives in relation to the Teucrium Funds, currently estimated not to exceed $25,000 per year.

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

Authorized Purchasers are the only persons that may place orders to create and redeem baskets.  Authorized Purchasers must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions, and (2) DTC Participants.  To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with the Sponsor.  The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the cash required for such creations and redemptions.  The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by the Sponsor, without the consent of any Shareholder or Authorized Purchaser.  Authorized Purchasers pay a transaction fee to the Sponsor for each order they place to create one or more baskets and a fee per basket when they redeem baskets. The table below details these fees for the Funds as of December 31, 2013:

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

Minimum Number of Shares

There are a minimum number of baskets and associated shares specified for each Fund in the Fund’s respective prospectus as amended from time to time. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. As of December 31, 2013 these minimum levels are as follows:

CORN: 50,000 shares representing 2 baskets (1,550,004 shares outstanding as of December 31, 2013; 3,825,004 shares outstanding as of March 9, 2014)

NAGS: 100,000 shares representing 2 baskets (150,004 shares outstanding as of December 31, 2013 and as of March 9, 2014)

CRUD: 50,000 shares representing 2 baskets (minimum level of shares outstanding as of December 31, 2013 and as of March 9, 2014)

SOYB: 50,000 shares representing 2 baskets (175,004 shares outstanding as of December 31, 2013 and as of March 9, 2014)

CANE: 50,000 shares representing 2 baskets (175,004 shares outstanding as of December 31, 2013; 200,004 shares outstanding as of March 9, 2014)

WEAT: 50,000 shares representing 2 baskets (475,004 shares outstanding as of December 31, 2013; 825,004 shares outstanding as of March 9, 2014)

TAGS: 50,000 shares representing 2 baskets (minimum level of shares outstanding as of December 31, 2013 and as of March 9, 2014)

If a Fund has a minimum number of shares outstanding, this means that there can be no redemptions of shares until there is a creation of shares or unless the Sponsor has reason to believe that the placer of the redemption order does in fact possess all the outstanding Shares in the Fund and can deliver them. When there can be no redemption of shares, the price of the Fund, as represented by the bid and the ask, compared to the NAV may diverge more than would be the case if redemptions could occur.

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

In determining the value of the Futures Contracts for each Fund, the Administrator uses the closing price on the exchange on which the commodity is traded, commonly referred to as the settlement price. The time of settlement for each exchange is determined by that exchange and may change from time to time. The current settlement time for each exchange can be found at the appropriate website which are:

1) for the CBOT (CORN, SOYB and WEAT) http://www.cmegroup.com/trading_hours/commodities-hours.html;

2) for the NYMEX (CRUD and NAGS) http://www.cmegroup.com/trading_hours/energy-hours.html;

3) for ICE (CANE) http://www.theice.com/productguide/Search.shtml?tradingHours=.

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

The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m., New York time, to 4:00 p.m., New York time.  The CBOT, the NYMEX and the ICE are generally open for trading only during specified hours which vary by exchange and may be adjusted by the exchange. However, the futures markets on these exchanges do not currently operate twenty-four hours per day. In addition, there may be some trading hours which may be limited to electronic trading only. This means that there is a gap in time at the beginning and the end of each day during which the Fund’s Shares are traded on the NYSE Arca, when, for example, real-time CBOT trading prices for Corn Futures Contracts traded on such Exchange are not available.  As a result, during those gaps there will be no update to the indicative fund values. The most current trading hours for each exchange may be found on the website of that exchange as listed above.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines.  In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund values provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of Shares of the Funds on the NYSE Arca.  Investors and market professionals are able throughout the trading day to compare the market price of each Fund and its indicative fund value.  If the market price of the Shares of a Fund diverges significantly from the indicative fund value, market professionals may have an incentive to execute arbitrage trades.  For example, if the Fund appears to be trading at a discount compared to the indicative fund value, a market professional could buy Fund Shares on the NYSE Arca, aggregate them into Redemption Baskets, and receive the NAV of such Shares by redeeming them to the Trust, provided that there is not a minimum number of shares outstanding for the Fund. Such arbitrage trades can tighten the tracking between the market price of the Fund and the indicative fund value.

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

Because orders to purchase baskets must be placed by noon or 1:15pm, New York time, depending on the Fund, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket.  The Fund’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Redemption orders must be made in whole baskets. The Sponsor will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.  The Sponsor may also reject a redemption order if the number of Shares being redeemed would reduce the remaining outstanding Shares below the minimum levels established or less, unless the Sponsor has reason to believe that the placer of the redemption order does in fact possess all the outstanding Shares and can deliver them. As of December 31, 2013 these minimum levels are as follows:

CORN: 50,000 shares representing 2 baskets (1,550,004 shares outstanding as of December 31, 2013; 3,825,004 shares outstanding as of March 9, 2014)

NAGS: 100,000 shares representing 2 baskets (150,004 shares outstanding as of December 31, 2013 and as of March 9, 2014)

CRUD: 50,000 shares representing 2 baskets (minimum level of shares outstanding as of December 31, 2013 and as of March 9, 2014)

SOYB: 50,000 shares representing 2 baskets (175,004 shares outstanding as of December 31, 2013 and as of March 9, 2014)

CANE: 50,000 shares representing 2 baskets (175,004 shares outstanding as of December 31, 2013; 200,004 shares outstanding as of March 9 2014)

WEAT: 50,000 shares representing 2 baskets (475,004 shares outstanding as of December 31, 2013; 825,004 shares outstanding as of March 9, 2014)

TAGS: 50,000 shares representing 2 baskets (minimum level of shares outstanding as of December 31, 2013 and as of March 9, 2014)

If a Fund has a minimum number of shares outstanding, this means that there can be no redemptions of shares until there is a creation of shares or unless the Sponsor has reason to believe that the placer of the redemption order does in fact possess all the outstanding Shares in the Fund and can deliver them. When there can be no redemption of shares, the price of the Fund, as represented by the bid and the ask, compared to the NAV may diverge more than would be the case if redemptions could occur.

Creation and Redemption Transaction Fees

To compensate the Sponsor for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to the Sponsor. The fees as of December 31, 2013 are as follows:

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
19

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

Regulatory Considerations

The regulation of futures markets, futures contracts, and futures exchanges has historically been comprehensive. The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits, increased margin requirements, the establishment of daily price limits and the suspension of trading.

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

Futures exchanges in the United States are subject to varying degrees of regulation under the Commodity Exchange Act (“CEA”) depending on whether such exchange is a designated contract market, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder as administered by the CFTC. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

The CFTC also regulates the activities of “commodity trading advisors” and “commodity pool operators” (“CPO”) and the CFTC has adopted regulations with respect to such persons’ activities. Pursuant to its authority, the CFTC requires a CPO, such as the Sponsor, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of the Sponsor’s registration as a CPO would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Funds.

Under certain circumstances, the CEA grants unitholders the right to institute a reparations proceeding before the CFTC against the Sponsor (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Unitholders may also be able to maintain a private right of action for certain violations of the CEA.

Pursuant to authority in the CEA, the National Futures Association (“NFA”) has been formed and registered with the CFTC as a registered futures association. The NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operators.

The regulations of the CFTC and the NFA prohibit any representation by a person registered with the CFTC or by any member of the NFA, that registration with the CFTC, or membership in the NFA, in any respect indicates that the CFTC or the NFA, as the case may be, has approved or endorsed that person or that person’s trading program or objectives. The registrations and memberships of the parties described in this summary must not be considered as constituting any such approval or endorsement. Likewise, no futures exchange has given or will give any similar approval or endorsement.

The CEA requires all FCMs, such as the Funds’ clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd~~-~~Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, and it continues to issue proposed versions of additional rules that it has authority to promulgate. The CFTC has issued final rules under the Dodd-Frank Act relating to recordkeeping and reporting of swap transactions, mandatory clearing of certain classes of credit default swaps and interest rate swaps, as well as the definition of key terms such as “swap” and “swap dealer.” Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the over-the-counter market.

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

On August 13, 2012 the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swaps.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012. Pursuant to the Dodd-Frank Act, certain transactions within the definition of “swap” must be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)). On November 28, 2012 the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective February 11, 2013. Beginning on March 11, 2013, swap dealers, major swap participants, and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominately engaged in financial activities were required to clear the same types of swaps. As a result, if a Fund enters into or had entered into certain interest rate or credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determinations on other types of swaps are expected in the future and, when finalized, could require the Fund to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a swap execution facility (“SEF”) must be executed over such a facility. On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. Based upon applications filed by several SEFs with the CFTC in the second half of October 2013, it is expected that the CFTC will determine certain interest rate swaps and credit default index swaps to be available to trade on those SEFs in the first quarter of 2014. On November 14, 2013 the CFTC Division of Clearing and Risk, Division on Market Oversight, and Division of Swap Dealer and Intermediary Oversight published guidance with respect to the application of certain CFTC rules on SEFs. That guidance clarified that SEFs could not restrict access to participants who are permitted to trade swaps and that SEFs may not require participants to have brokerage agreements in place with other counterparties.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively).

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as the Funds) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as the Funds), regular reporting requirements for equity, foreign exchange and other commodity swaps began on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

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

On November 6, 2013, the CFTC published a final rule to impose requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. Essentially, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by the Fund in connection with uncleared swaps.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). These regulations have not yet been fully implemented.

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for CPOs of investment companies registered under the Investment Company Act of 1940 that are required to register due to recent changes to Commission Regulation 4.5. For entities that are registered with both the CFTC and SEC, the CFTC will accept the SEC’s disclosure, reporting, and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although the Funds are not a series of a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents, consistent with those of the SEC. This change will decrease the burden to the Funds and the Sponsor of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to the Funds and the Sponsor, but any such further rule changes could result in additional operating efficiencies for the Funds and the Sponsor.

On November 5, 2013 the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metal markets (the “Position Limit Rules”). On that same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the original position limit requirements identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combines; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (DCMs) and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter, DCMs, SEFs, and non-US located platforms. Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in Reference Contracts. Currently, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Funds may be limited with respect to the size of their investments in any commodity subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in Reference Contracts of the 28 regulated commodities held by a single entity and its affiliates, regardless of whether such positions exist on US futures exchanges, non-US futures exchanges, cleared swaps, or in over-the-counter swaps. Under the CFTC’s existing position limit requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. As this time, it is unclear how the Proposed Aggregation Requirements may affect the Fund, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of the Funds to meet their respective investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Funds.

Based on its current understanding of existing position limit requirements and the Position Limit Rules, the Funds do not anticipate significant negative impact on the ability of any Fund to achieve its investment objective.

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

Management believes that as of December 31, 2013 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

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

Intellectual Property

On December 17, 2013 the Sponsor was issued a patent on certain business methods and procedures used with respect to the Funds.

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

Additional information regarding many of the risk areas outlined below can be found in the section of this Form on 10-K entitled: Part I, Item 1. Business, which precedes this section. A discussion of the market outlook for each of the specific underlying commodity can be found in Part I, Item 1. Business. Market Outlook of this Form on 10-K.

Risks Applicable to all Funds

There are Risks Related to Fund Structure and Operations of the Funds

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

A Fund may terminate at any time, regardless of whether the Fund has incurred losses, subject to the terms of the Trust Agreement. For example, the dissolution or resignation of the Sponsor would cause the Trust to terminate unless shareholders holding a majority of the outstanding shares of the Trust elect within 90 days of the event to continue the Trust and appoint a successor Sponsor. In addition, the Sponsor may terminate a Fund if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund. The Fund’s termination would result in the liquidation of its investments and the distribution of its remaining assets to the Shareholders on a pro rata basis in accordance with their Shares, and the Fund could incur losses in liquidating its investments in connection with a termination. Termination could also negatively affect the overall maturity and timing of your investment portfolio. Any expenses related to the operation of a Fund would need to be paid by the Fund at the time of termination.

To the extent that investors use a Fund as a means of investing indirectly in a specific commodity interest, there is the risk that the changes in the price of the Fund’s Shares on the NYSE Arca will not closely track the changes in spot price of that commodity interest. This could happen if the price of Shares traded on the NYSE Arca does not correlate with the Fund’s NAV, if the changes in the Fund’s NAV do not correlate with changes in the Benchmark, or if the changes in the Benchmark do not correlate with changes in the cash or spot price of the specific commodity interest. This is a risk because if these correlations are not sufficiently close, then investors may not be able to use the Fund as a cost-effective way to invest indirectly in the specific commodity interest, or the underlying specific commodity interest in the case of TAGS, or as a hedge against the risk of loss in commodity-related transactions.

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

The Trust may, in its discretion, suspend the right to redeem Shares of a Fund or postpone the redemption settlement date: (1) for any period during which an applicable exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of a Fund’s assets is not reasonably practicable; (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders; (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of a Fund on the specific exchange where the Fund is traded and from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of a Fund or its Shareholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder’s redemption proceeds if the NAV of a Fund declines during the period of delay. The Trust Agreement provides that the Sponsor and its designees will not be liable for any loss or damage that may result from any such suspension or postponement. A minimum number of baskets and associated Shares are specified for each Fund in its Form S-1 and in Part I, Item 1 of this document. Once that minimum number of Shares outstanding is reached, there can be no further redemptions until there has been a Creation Basket.

The Intraday Indicative Value (“IIV”) and the Benchmark for each Fund are calculated and disseminated by the NYSE Arca under an agreement between the Sponsor and the NYSE Arca. Additionally information may be calculated and disseminated under similar agreements between the Sponsor and other third party entities. Although reasonable efforts are taken to ensure the accuracy of the information disseminated under this agreement, there may, from time to time, be recalculations of previously released information.

Third parties may assert that the Sponsor has infringed or otherwise violated their intellectual property rights. Third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the Sponsor and claim that the Sponsor has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the Sponsor may have to litigate in the future to determine the validity and scope of other parties’ proprietary rights, or defend itself against claims that it has infringed or otherwise violated other parties’ rights. Any litigation of this type, even if the Sponsor is successful and regardless of the merits, may result in significant costs, may divert resources from the Fund, or may require the Sponsor to change its proprietary software and other technology or enter into royalty or licensing agreements. The Sponsor has a patent on certain business methods and procedures used with respect to the Funds. The Sponsor utilizes certain proprietary software. Any unauthorized use of such proprietary software, business methods and/or procedures could adversely affect the competitive advantage of the Sponsor or the Funds and/or cause the Sponsor to take legal action to protect its rights.

The Sponsor Has Limited Experience and May Have Conflicts of Interest

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

The structure and operation of the Funds may involve conflicts of interest. For example, a conflict may arise because the Sponsor and its principals and affiliates may trade for themselves. In addition, the Sponsor has sole current authority to manage the investments and operations, and the interests of the Sponsor may conflict with the Shareholders’ best interests, including the authority of the Sponsor to allocate expenses to and between the Funds.

The Performance of Each Fund May Not Correlate with the Applicable Benchmark

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

While it is expected that the trading prices of the Shares will fluctuate in accordance with the changes in a Fund’s NAV, the prices of Shares may also be influenced by various market factors, including but not limited to, the number of shares of the Fund outstanding and the liquidity of the underlying. There is no guarantee that the Shares will not trade at appreciable discounts from, and/or premiums to, the Fund’s NAV. This could cause the changes in the price of the Shares to substantially vary from the changes in the spot price of the underlying commodity, even if a Fund’s NAV was closely tracking movements in the spot price of that commodity. If this occurs, you may incur a partial or complete loss of your investment.

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

The Trust Structure and the Trust Agreement Provide Limited Shareholder Rights

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

Rapidly Changing Regulation May Adversely Affect the Ability of the Funds to Meet Their Investment Objectives

The regulation of futures markets, futures contracts, and futures exchanges has historically been comprehensive. The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits, increased margin requirements, the establishment of daily price limits and the suspension of trading.

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

For additional information regarding recent regulatory developments that may impact the Funds or the Trust, refer to the section entitled “Regulatory Considerations” on page 23 of Part I of this document.

There Is No Assurance that There Will Be a Liquid Market for the Shares of the Funds or the Funds’ Underlying Investments, which May Mean that Shareholders May Not be Able to Sell Their Shares at a Market Price Relatively Close to the NAV

If a substantial number of requests for redemption of Redemption Baskets are received by a Fund during a relatively short period of time, the Fund may not be able to satisfy the requests from the Fund’s assets not committed to trading. As a consequence, it could be necessary to liquidate the Fund’s trading positions before the time that its trading strategies would otherwise call for liquidation.

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

There is Credit Risk Associated with the Operation of the Funds, Service Providers and Counter-Parties Which May Cause an Investment Loss

For all Teucrium Funds except for TAGS, the majority of each Fund’s assets are held in short-term Treasury Securities, cash and/or cash equivalents with the Custodian, although the Sponsor may choose to place any cash on deposit with an alternate financial institution unrelated to the Custodian (“Financial Institution”). Any cash or cash equivalents invested by a Fund will be rated in the highest short-term rating category by a nationally recognized statistical rating organization or will be deemed by the Sponsor to be of comparable quality.

The insolvency of the Custodian or any Financial Institution in which funds are deposited could result in a complete loss of a Fund’s assets held by the Custodian or the Financial Institution, which, at any given time, would likely comprise a substantial portion of a Fund’s total assets. Assets deposited with the Custodian or a Financial Institution may, at times, exceed federally insured limits. For TAGS, the vast majority of the Fund’s assets are held in Shares of the Underlying Funds. The failure or insolvency of the Custodian or the Financial Institution could impact the ability to access in a timely manner TAGS’ assets held by the Custodian.

Under CFTC regulations, a clearing broker with respect to a Fund’s exchange-traded Commodity Interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as a Fund, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. A Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which Commodity Interests are traded. From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear a Fund’s trades. For additional information regarding recent regulatory developments related to FCMs that may impact the Funds or the Trust, refer to the section entitled “Regulatory Considerations” on page 23 of Part I of this document.

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

The Funds may engage in off exchange transactions broadly called an “exchange for risk” transaction, also referred to as an “exchange for swap.” For purposes of the Dodd-Frank Act and related CFTC rules, an “exchange for risk” transaction is treated as a “swap.” An “exchange for risk” transaction, sometimes referred to as an “exchange for swap” or “exchange of futures for risk,” is a privately negotiated and simultaneous exchange of a futures contract position for a swap or other over-the-counter instrument on the corresponding commodity. An exchange for risk transaction can be used by the Funds as a technique to avoid taking physical delivery of a commodity futures contract, corn for example, in that a counterparty will take the Fund’s position in a Corn Futures Contract into its own account in exchange for a swap that does not by its terms call for physical delivery. The Funds will become subject to the credit risk of a counterparty when it acquires an over-the-counter position in an exchange for risk transaction. The Fund may use an “exchange for risk” transaction in connection with the creation and redemption of shares.

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

There are Risks Associated with Trading in International Markets

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

The Funds are Treated as Partnerships for Tax Purposes which Means that There May be a Lack of Certainty as to Tax Treatment for an Investor’s Gains and Losses

Cash or property will be distributed at the sole discretion of the Sponsor, and the Sponsor currently does not intend to make cash or other distributions with respect to Shares. You will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on your allocable share of a Fund’s taxable income, without regard to whether you receives distributions or the amount of any distributions. Therefore, the tax liability resulting from your ownership of Shares may exceed the amount of cash or value of property (if any) distributed.

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

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in Corn Futures Contracts are 600 spot month contracts, 33,000 contracts expiring in any other single month, and 33,000 total for all months. Cleared Corn Swaps are subject to position limits of 33,000 in any single month and 33,000 total for all months, and are measured separately from, the limits on Corn Futures Contracts. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

The exploration for, and production of, natural gas is an uncertain process with many risks.  The costs of drilling, completing and operating wells for natural gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including but not limited to: unexpected drilling conditions; pressure or irregularities in formations; equipment failures or repairs; fires or other accidents; pipeline ruptures or spills; shortages or delays in the availability of drilling rigs and the delivery of equipment; adverse weather conditions; political conflicts; compliance with government regulations; and environmental hazards, including natural gas leaks, ruptures and discharges of toxic gases.

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

For example, the CFTC and designated contract markets such as the NYMEX and the ICE have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control may hold, own or control (other than as a hedge, which an investment by the Fund is not).  The Cleared Natural Gas Swaps that are most comparable to the Benchmark Component Futures Contracts are subject to accountability levels that are substantially identical to, but are currently measured separately from, the accountability levels on Natural Gas Futures Contracts. Accountability levels are imposed by ICE of 48,000 contracts for all months (12,000 NYMEX NG contract equivalents), 24,000 contracts for any one month (6,000 NYMEX NG contract equivalents), and 4,000 contracts for the spot month (1,000 NYMEX NG contract equivalents). Exemptions may be obtained from these accountability levels for bona fide hedging, risk management and spread positions. Position and accountability limits for ICE are separate and not additive to those of the NYMEX.

The Cleared Natural Gas Swaps that are most comparable to the Benchmark Component Futures Contracts are subject to accountability levels that are substantially identical to, but are currently measured separately from, the accountability levels on Natural Gas Futures Contracts. Various privately-negotiated swap contracts, including certain types of natural gas swaps, are cleared by the ICE’s provider of clearing services. The Cleared Natural Gas Swaps that are most comparable to the Benchmark Component Futures Contracts are subject to accountability levels that are substantially identical to, but currently measured differently from, the accountability levels applicable to Natural Gas Futures Contracts. The accountability levels imposed by ICE on those Cleared Natural Gas Swaps are 48,000 contracts for all months (12,000 NYMEX NG contract equivalents) and 24,000 contracts for any one month (6,000 NYMEX NG contract equivalents).

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

The price and availability of light sweet crude oil is influenced by economic and industry conditions, including but not limited to: the economic activity of users - as certain economies expand, oil consumption and prices increase, and as economies contract (in a recession or depression), oil demand and prices fall; the increases in oil production due to price increases making it more economical to extract oil from additional sources which may later stabilize further price increases; decisions of the cartel of oil producing countries (e.g., OPEC, the Organization of the Petroleum Exporting Countries) to produce more or less oil; mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment; refinery capacity; compliance with government regulations; adverse weather conditions; political conflicts - including war; title issues; the cancellation, shortening or delaying of crude oil drilling and production activities; not finding commercially productive crude oil reservoirs; operating risks including risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards; and environmental hazards including oil spills, ruptures and the discharge of toxic gases.

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

The CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control may hold, own or control (other than as a hedge, which an investment by the Fund is not).  For example, the current accountability level for investments at any one time in WTI Oil Futures Contracts is 10,000 for any single month and 20,000 for all months.  While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise greater scrutiny and control over an investor. The Cleared Oil Swaps, also known as financially-settled futures, that are most comparable to the Benchmark Component Futures Contracts are subject to accountability levels that are substantially identical to, but measured separately from, the accountability levels for Oil Futures Contracts.

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

Various privately-negotiated swap contracts, including certain types of oil swaps, are cleared by the NYMEX’s and the ICE’s providers of clearing services. The Fund expects to focus on investments in these financially-settled futures, as well as Oil Futures Contracts, rather than over-the-counter swaps. The NYMEX and ICE financially-settled futures, commonly referred to as Cleared Oil Swaps, that are most comparable to the Benchmark Component Futures Contracts are subject to accountability levels that are substantially identical to, but currently measured separately from, the accountability levels applicable to WTI Oil Futures Contracts. The accountability levels imposed by NYMEX and ICE on those financially-settled futures are : as follows: 1) a spot limit of 3,000 ; 2) a single month limit of 10,000; and 3) an all month limit of 20,000. Additionally, the Fund’s ability to rely on these Cleared Oil Swaps may be further limited when the position limit rules discussed above become effective. The accountability limits for the financially-settled futures on NYMEX and ICE are separate and not combined by regulatory entities for purposes of determining maximum holdings

In addition to accountability levels and position limits, the exchanges may also set price fluctuation limits on futures contracts. The price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price or from the price at which the limit was last imposed.  When a price fluctuation limit is in effect for a particular futures contract, no trades may be made at a price beyond that limit.

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

The CFTC and U.S. designated contract markets have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control.  For example, the current position limit for investments at any one time in the Soybean Futures Contracts are 600 spot month contracts, 15,000 contracts expiring in any other single month, and 15,000 total for all months.  Cleared Soybean Swaps (i.e., Soybean Calendar Swaps as currently offered on the CBOT) are subject to position limits that are currently measured separately from the limits on Soybean Futures Contracts.  The position limits for Cleared Soybeans Swaps are 15,000 contracts expiring in any other single month, and 15,000 total for all months.  These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

NYMEX has designated position limits on NYMEX No. 11 Sugar futures of 1,000 contracts for Expiration Month. In addition, accountability levels of 9,000 contracts for any one month and a maximum of 9,000 contracts for all combined months have been established.

In contrast to position limits, accountability levels are not fixed ceilings, but rather thresholds above which an exchange may exercise greater scrutiny and control over an investor, including by imposing position limits on the investor.  For example, the current ICE Futures-established accountability level for investments in Sugar No. 11 Futures Contracts for any one month is 10,000, and the accountability level for all combined months is 15,000.  (The current accountability level for Sugar No. 11 Futures Contracts traded on the NYMEX is 9,000 for any one month, and 9,000 for all combined months, and ICE Futures has established no accountability level with regard to Sugar No. 16 Futures Contracts. However, ICE Futures has established position limits for Sugar No. 16 Futures Contracts of 1,000 for any one month, and 1,000 for all combined months.)  Cleared Sugar Swaps on Sugar No. 11 are subject to ICE Futures accountability levels that are similar to, but currently measured separately from, the accountability levels on Sugar Futures Contracts.  Even though accountability levels are not fixed ceilings, the Fund does not intend to invest in Sugar Futures Contracts or Cleared Sugar Swaps in excess of any applicable accountability levels.

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

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control.  For example, the current position limit for investments at any one time in CBOT Wheat Futures Contracts are 600 spot month contracts, 12,000 contracts expiring in any other single month and 12,000 contracts total for all months. Cleared Wheat Swaps (i.e., Wheat Calendar Swaps as offered on the CBOT) are subject to position limits that are currently measured separately from the limits on Wheat Futures Contracts.  The position limits for Cleared Wheat Swaps are 12,000 contracts expiring in any other single month and 12,000 contracts total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

(a)	Price Range of Shares

The following table sets forth the range of reported high and low closing prices of the shares for each Operating Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2013 and 2012 for those quarters in which it operated from the commencement of operations.

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Corn Fund (symbol “CORN”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2013 :	High	Low
Quarter Ended
March 31, 2013	$45.50	$40.90
June 30, 2013	$42.80	$38.67
September 30, 2013	$39.66	$33.57
December 31, 2013	$33.96	$30.58

Fiscal Year Ended December 31, 2012 :	High	Low
Quarter Ended
March 31, 2012	$42.62	$37.59
June 30, 2012	$42.14	$35.47
September 30, 2012	$52.67	$43.53
December 31, 2012	$49.33	$43.90

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Natural Gas Fund (symbol “NAGS) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2013 :	High	Low
Quarter Ended
March 31, 2013	$12.60	$10.88
June 30, 2013	$13.44	$11.15
September 30, 2013	$11.56	$10.25
December 31, 2013	$12.17	$10.10

Fiscal Year Ended December 31, 2012 :	High	Low
Quarter Ended
March 31, 2012	$14.03	$10.94
June 30, 2012	$12.20	$10.16
September 30, 2012	$12.81	$10.90
December 31, 2012	$13.54	$11.49

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium WTI Crude Oil Fund (symbol “CRUD”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2013:	High	Low
Quarter Ended
March 31, 2013	$41.34	$38.38
June 30, 2013	$40.57	$36.71
September 30, 2013	$42.80	$40.38
December 31, 2013	$42.09	$40.00

Fiscal Year Ended December 31, 2012:	High	Low
Quarter Ended
March 31, 2012	$48.81	$44.00
June 30, 2012	$47.24	$35.77
September 30, 2012	$42.72	$37.83
December 31, 2012	$40.50	$37.50

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Soybean Fund (symbol “SOYB”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2013 :	High	Low
Quarter Ended
March 31, 2013	$25.27	$23.45
June 30, 2013	$25.39	$22.60
September 30, 2013	$25.03	$21.93
December 31, 2013	$23.72	$22.50

Fiscal Year Ended December 31, 2012 :	High	Low
Quarter Ended
March 31, 2012	$24.10	$21.10
June 30, 2012	$24.66	$22.01
September 30, 2012	$28.85	$24.72
December 31, 2012	$26.46	$23.53

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Sugar Fund (symbol “CANE”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2013 :	High	Low
Quarter Ended
March 31, 2013	$17.89	$16.09
June 30, 2013	$16.19	$14.69
September 30, 2013	$15.22	$14.13
December 31, 2013	$16.57	$13.75

Fiscal Year Ended December 31, 2012 :	High	Low
Quarter Ended
March 31, 2012	$24.66	$22.69
June 30, 2012	$23.95	$18.63
September 30, 2012	$21.02	$17.96
December 31, 2012	$19.56	$16.96

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Wheat Fund (symbol “WEAT”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2013 :	High	Low
Quarter Ended
March 31, 2013	$21.49	$18.29
June 30, 2013	$19.47	$17.05
September 30, 2013	$17.74	$16.10
December 31, 2013	$17.68	$14.70

Fiscal Year Ended December 31, 2012 :	High	Low
Quarter Ended
March 31, 2012	$22.46	$20.05
June 30, 2012	$22.08	$18.60
September 30, 2012	$25.35	$22.40
December 31, 2012	$25.05	$21.07

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Agricultural Fund (symbol “TAGS”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2013 :	High	Low
Quarter Ended
March 31, 2013	$48.85	$44.50
June 30, 2013	$44.35	$41.35
September 30, 2013	$41.00	$37.77
December 31, 2013	$39.60	$33.20
Fiscal Year Ended December 31, 2012 :	High	Low
Quarter Ended
March 31, 2012	$50.66	$49.00
June 30, 2012	$51.00	$45.25
September 30, 2012	$66.98	$51.00
December 31, 2012	$53.25	$48.59

Holders of the Funds

The table below sets for the approximate number of shareholders for each Fund of the Trust as of December 31, 2013.

Fund	Approximate Number of Shareholders
CORN	4,720
NAGS	300
CRUD	160
SOYB	540
CANE	350
WEAT	1,020
TAGS	70

(b)	Use of Proceeds

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013. From June 9, 2010 (the commencement of operations) through December 31, 2013, 6,075,000 Shares of the Fund were sold at an aggregate offering price of $243,541,820. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through December 31, 2013 in an amount equal to $424,371, resulting in net offering proceeds of $243,117,449. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 40,000,000 common units, or “Shares,” of Teucrium Natural Gas Fund (File No. 333-167593) was declared effective on October 22, 2010.  A second registration statement on Form S-1 (File No. 333-187434) which replaced the original registration statement was declared effective on April 30, 2013. From February 1, 2011 (the commencement of the offering) through December 31, 2013, 500,000 Shares of the Fund were sold at an aggregate offering price of $8,737,493.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2013 in an amount equal to $42,110, resulting in net offering proceeds of $8,695,383.    The offering proceeds were invested in natural gas futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

 The registration statement on Form S-1 registering 15,000,000 common units, or “Shares,” of Teucrium WTI Crude Oil Fund (File No. 333-167594) was declared effective on October 22, 2010.  A second registration statement on Form S-1 (File No. 333-187435) which replaced the original registration statement was declared effective on April 30, 2013. From February 23, 2011 (the commencement of the offering) through December 31, 2013, 125,000 Shares of the Fund were sold at an aggregate offering price of $6,077,099.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2013 in an amount equal to $66,648, resulting in net offering proceeds of $6,010,451.    The offering proceeds were invested in crude oil futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through December 31, 2013, 850,000 Shares of the Fund were sold at an aggregate offering price of $21,186,251.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2013 in an amount equal to $30,167, resulting in net offering proceeds of $21,156,084.    The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

 The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through December 31, 2013, 400,000 Shares of the Fund were sold at an aggregate offering price of $8,609,408.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2013 in an amount equal to $9,215, resulting in net offering proceeds of $8,600,193.    The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through December 31, 2013, 775,000 Shares of the Fund were sold at an aggregate offering price of $16,103,818.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2013 in an amount equal to $23,957, resulting in net offering proceeds of $16,079,861.    The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

 The registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. From March 28, 2012 (the commencement of the offering) through December 31, 2013, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2013 in an amount equal to $3,362, resulting in net offering proceeds of $17,703,216.    The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	Issuer Purchases of Equity Securities

The Sponsor, the Trust or any Fund do not purchase shares directly from shareholders; however, the information below details for the current period, October 1 to December 31, 2013, by month and for the year ended December 31, 2013, the share purchases in connection with the redemption of baskets by Authorized Purchasers.

Issuer Purchases of CORN Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2013 to October 31, 2013	-	$-	N/A	N/A
November 1, 2013 to November 30, 2013	-	$-	N/A	N/A
December 1, 2013 to December 31, 2013	150,000	$31.55	N/A	N/A
Total	150,000	$31.55
January 1, 2013 to December 31, 2013	850,000	$39.14	N/A	N/A

Issuer Purchases of NAGS Shares

				Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2013 to October 31, 2013	-	$-	N/A	N/A
November 1, 2013 to November 30, 2013	50,000	$10.42	N/A	N/A
December 1, 2013 to December 31, 2013	100,000	$11.28	N/A	N/A
Total	150,000	$11.00
January 1, 2013 to December 31, 2013	250,000	$11.44	N/A	N/A

Issuer Purchases of CRUD Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2013 to October 31, 2013	-	$-	N/A	N/A
November 1, 2013 to November 30, 2013	-	$-	N/A	N/A
December 1, 2013 to December 31, 2013	-	$-	N/A	N/A
Total	-	$-
January 1, 2013 to December 31, 2013	-	$-	N/A	N/A

Issuer Purchases of SOYB Shares:

				Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2013 to October 31, 2013	50,000	$23.04	N/A	N/A
November 1, 2013 to November 30, 2013	50,000	$22.97	N/A	N/A
December 1, 2013 to December 31, 2013	-	$-	N/A	N/A
Total	100,000	$23.00
January 1, 2013 to December 31, 2013	175,000	$23.34	N/A	N/A

 Issuer Purchases of WEAT Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2013 to October 31, 2013	-	$-	N/A	N/A
November 1, 2013 to November 30, 2013	-	$-	N/A	N/A
December 1, 2013 to December 31, 2013	25,000	$16.10	N/A	N/A
Total	25,000	$16.10
January 1, 2013 to December 31, 2013	100,000	$17.56	N/A	N/A

Issuer Purchases of CANE Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2013 to October 31, 2013	-	$-	N/A	N/A
November 1, 2013 to November 30, 2013	-	$-	N/A	N/A
December 1, 2013 to December 31, 2013	-	$-	N/A	N/A
Total	-	$-
January 1, 2013 to December 31, 2013	-	$-	N/A	N/A

Issuer Purchases of TAGS Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2013 to October 31, 2013	-	$-	N/A	N/A
November 1, 2013 to November 30, 2013	-	$-	N/A	N/A
December 1, 2013 to December 31, 2013	-	$-	N/A	N/A
Total	-	$-
January 1, 2013 to December 31, 2013	-	$-	N/A	N/A

Dividends

Neither the Trust nor any Teucrium Fund has made or does currently intend to make cash distributions to shareholders.

Item 6. Selected Financial Data

Financial Highlights for the Teucrium Corn Fund (for the years ended December 31, 2013, 2012, 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010.

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	From the commencement of operations (June 9, 2010) through December 31, 2010
Net assets	$47,499,620	$37,686,512	$71,268,521	$42,963,939
Net realized and unrealized (loss) gain on futures contracts	$(13,252,851)	$10,009,773	$1,976,091	$(5,178,219)
Net (Loss) Income	$(16,269,132)	$6,567,726	$(472,093)	$8,435,983
Weighted-average shares outstanding	1,169,662	1,506,835	$2,244,936	$539,324
Net (loss) income per share	$(13.70)	$2.42	$2.86	$14.06
Net (loss) income per weighted average share	$(13.91)	$4.36	$(0.21)	$15.64
Cash and cash equivalents at end of year	$42,405,220	$34,631,982	$69,022,336	$39,310,538

Financial Highlights for the Teucrium Natural Gas Fund (for the years ended December 31, 2013, 2012, and from the commencement of operations (February 1, 2011) through December 31, 2011).

	Year ended December 31, 2013	Year ended December 31, 2012	From the commencement of operations (February 1, 2011) through December 31, 2011
Net assets	$1,773,255	$4,625,621	$1,381,367
Net realized and unrealized gain (loss) on futures contracts	$58,270	$(449,941)	$(1,143,460)
Net Income (Loss)	$8,690	$(493,239)	$(1,379,325)
Weighted-average shares outstanding	299,867	256,971	108,238
Net income (loss) per share	$0.26	$(2.25)	$(11.19)
Net income (loss) per weighted average share	$0.03	$(1.92)	$(12.74)
Cash and cash equivalents at end of year	$1,752,722	$4,476,336	$1,277,159

Financial Highlights for the Teucrium WTI Crude Oil Fund (for the years ended December 31, 2013, 2012, and from the commencement of operations (February 23, 2011) through December 31, 2011).

	Year ended December 31, 2013	Year ended December 31, 2012	From the commencement of operations (February 23, 2011) through December 31, 2011
Net assets	$2,049,128	$1,993,747	$4,445,013
Net realized and unrealized gain (loss) on futures contracts	$84,870	$(137,540)	$(46,385)
Net Income (Loss)	$55,381	$(302,797)	$(518,747)
Weighted-average shares outstanding	50,002	62,297	110,739
Net income (loss) per share	$1.11	$(4.58)	$(5.55)
Net income (loss) per weighted average share	$1.11	$(4.86)	$(4.68)
Cash and cash equivalents at end of year	$1,962,616	$1,845,910	$4,139,910

Financial Highlights for the Teucrium Soybean Fund (for the years ended December 31, 2013, 2012, and from the commencement of operations (September 19, 2011) through December 31, 2011).

	Year ended December 31, 2013	Year ended December 31, 2012	From the commencement of operations (September 19, 2011) through December 31, 2011
Net assets	$4,016,972	$6,636,175	$2,186,430
Net realized and unrealized loss on futures contracts	$(10,938)	$(40,425)	$(294,950)
Net Loss	$(393,523)	$(511,303)	$(313,670)
Weighted-average shares outstanding	257,127	250,277	100,004
Net (loss) income per share	$(1.18)	$2.27	$(3.14)
Net loss per weighted average share	$(1.53)	$(2.04)	$(3.14)
Cash and cash equivalents at end of year	$3,765,791	$6,169,205	$2,055,369

Financial Highlights for the Teucrium Sugar Fund (for the years ended December 31, 2013, 2012, and from the commencement of operations (September 19, 2011) through December 31, 2011).

	Year ended December 31, 2013	Year ended December 31, 2012	From the commencement of operations (September 19, 2011) through December 31, 2011
Net assets	$2,468,403	$2,225,898	$2,306,249
Net realized and unrealized loss on futures contracts	$(506,016)	$(667,574)	$(174,072)
Net Loss	$(542,436)	$(897,618)	$(193,851
Weighted-average shares outstanding	161,031	116,534	100,004
Net loss per share	$(3.71)	$(5.25)	$(1.94)
Net loss per weighted average share	$(3.37)	$(7.70)	$(1.94)
Cash and cash equivalents at end of year	$2,366,377	$2,088,533	$2,051,003

Financial Highlights for the Teucrium Wheat Fund (for the years ended December 31, 2013, 2012, and from the commencement of operations (September 19, 2011) through December 31, 2011).

	Year ended December 31, 2013	Year ended December 31, 2012	From the commencement of operations (September 19, 2011) through December 31, 2011
Net assets	$7,048,087	$3,791,209	$2,235,888
Net realized and unrealized loss on futures contracts	$(2,061,837)	$(97,050)	$(245,158)
Net Loss	$(2,447,578)	$(440,262)	$(264,212)
Weighted-average shares outstanding	379,525	148,979	100,004
Net loss per share	$(6.41)	$(1.11)	$(2.64)
Net loss per weighted average share	$(6.45)	$(2.96)	$(2.64)
Cash and cash equivalents at end of year	$6,451,639	$3,356,906	$2,022,024

Financial Highlights for the Teucrium Agricultural Fund (for the year ended December 31, 2013 and from the commencement of operations (March 28, 2012) through December 31, 2012).

		From the commencement of
	Year ended	operations (March 28, 2012)
	December 31, 2013	through December 31, 2012
Net assets	$1,896,442	$2,436,721
Net realized and unrealized loss on securities	$(529,472)	$(880,180)
Net Loss	$(540,279)	$(902,894)
Weighted-average shares outstanding	50,002	103,765
Net loss per share	$(10.81)	$(1.27)
Net loss per weighted average share	$(10.81)	$(8.70)
Cash and cash equivalents at end of year	$2,880	$6,419

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Teucrium Commodity Trust and all of the Funds which are series of the Trust included elsewhere in the annual report on Form 10-K.

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

Trust Overview

The business and operations of the Trust and each Fund are described above under Part I, Item I entitled “Business.”

Critical Accounting Policies

The Trust’s critical accounting policies for all the Funds are as follows:

1.	Preparation of the financial statements and related disclosures in conformity with U.S. generally-accepted accounting principles (“GAAP”) requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

2.	The Sponsor has determined that the valuation of Commodity Interests that are not traded on a U.S. or internationally recognized futures exchange (such as swaps and other over-the-counter contracts) involves a critical accounting policy. The values which are used by the Funds for futures contracts will be provided by the commodity broker who will use market prices when available, while over-the-counter contracts will be valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date. Values will be determined on a daily basis.

3.	Commodity futures contracts held by the Funds are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Funds earn interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant at a rate equal to 85% of the overnight of Federal Funds Rate. In addition, the Funds earn interest on funds held at the custodian or other financial institution at prevailing market rates for such investments.

4.	Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception. The Funds reported cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Funds have a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.

5.	The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Trust’s financial statements. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The discussion below addresses the material changes in the results of operations for the year ended December 31, 2013 compared to the years ended December 31, 2012 and 2011. In addition, the discussion addresses the three months ended December 31, 2013 compared to the three month periods for 2012 and 2011 as appropriate. CORN, NAGS, CRUD, SOYB, WEAT and CANE operated for the entirety of 2013 and 2012. CORN operated for all of 2011. NAGS and CRUD operated for eleven months of 2011. SOYB, CANE and WEAT did not commence operations until mid-September 2011 and TAGS did not commence operations until March 28, 2012.

For the period January 1, 2013 to December 31, 2013, the Funds, in total, recorded a decrease in expenses over what had been recorded in 2012. There was a decrease in expenses of approximately $843,000 or 17.6% in 2013 compared to 2012. Because of this, with the exception of CORN, all Funds experienced lower total expense ratios than they had incurred in 2012. These lower total expense ratios were the result of the several factors, including: 1) Sponsor efforts to reduce the overall costs of operating the funds, 2) a voluntary capping of expenses and management fees at 1.5% of total net assets for CRUD and CANE and 0.5% for TAGS, and 3) higher average total net assets for SOYB and WEAT as compared to the previous year. The total expense ratio for NAGS was 1.5% in 2013, as it had been in 2012, consistent with the 8-K that was filed on July 29, 2011 which voluntarily capped the total expenses at 1.5% of total net assets. The increase in the total expense ratio for CORN over that in 2012 was a result of lower average net assets for the Fund, partially offset by overall lower expenses.

For the period January 1, 2012 to December 31, 2012, the Funds, in total recorded a higher level of expenses that had been recorded in 2011 and, with the exception of NAGS and CRUD, all Funds experienced higher total expense ratios than they had incurred in 2011. This was the result of several factors, including but not limited to several of the Funds, namely SOYB, CANE and WEAT, being in operation for a truncated period of 2011.

For the year ended December 31, 2012, there was approximately $560,000 of expenses recorded on the financial statements of the Sponsor which was subject to reimbursement by the Funds in 2013. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. The Sponsor determined, however, that it would not seek reimbursement for any portion of the amount from NAGS, CRUD, CANE and TAGS. In 2013, the Sponsor did, in fact, receive reimbursement from CORN, SOYB and WEAT for approximately $510,000 of these expenses while approximately $50,000 remained with the Sponsor.

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

Teucrium Corn Fund

The Teucrium Corn Fund commenced investment operations on June 9, 2010. The investment objective of the Corn Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2013, the Corn Fund held a total of 2,163 CBOT Corn Futures contracts with a notional value of $47,490,588. Of these contracts, all had a liability fair value equaling $4,884,788. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the May 2014 contracts, the second-to-expire CBOT Corn Futures Contract, (2) 30% to July 2014 contracts, the third-to-expire CBOT Corn Futures Contract, and (3) 35% to December 2014 contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract.

The benchmark for the Fund is the Teucrium Corn Index (TCORN) which is defined as: A weighted average of daily changes in the closing settlement prices of (1) the second-to-expire Corn Futures Contract traded on the CBOT, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of third-to-expire contract, weighted 35%. To convert to an index, 100 is set to $25, the opening day price of CORN. The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TCORN for two periods. One period is December 31, 2013 compared to December 31, 2012. The second period is from the commencement of operations to December 31, 2013. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in CORN NAV per share	Change in Market Price	Change in the Benchmark (TCORN)
December 31, 2012 to December 31, 2013	-30.88%	-31.00%	-25.79%
June 9, 2010 to December 31, 2013	18.55%	18.57%	42.10%

For the Year Ended December 31, 2013 Compared to the Years Ended December 31, 2012 and 2011

On December 31, 2013, the Fund had 1,550,004 shares outstanding and net assets of $47,499,620. This is in comparison to 1,700,004 shares outstanding and net assets of $71,268,521 on December 31, 2011 and 850,004 shares outstanding with net assets of $37,686,512 on December 31, 2012. Shares outstanding increased by 700,000 and 82.4% for the period of 2013 when compared to 2012. This increase was, in the opinion of management, due to increased interest and investment activity as the price of the underlying commodity fell from near-record highs in the summer of 2012 to much lower levels due to a significantly higher corn harvest in the U.S in the fall of 2013 when compared to 2012. In total, the Fund issued 1,550,000 shares in 2013 and purchased 850,000 as part of creation and redemption baskets.

For the period 2012 compared to 2011, there was a decrease in shares outstanding of 850,000 and 50%. In 2012, as the nature of the drought conditions in the Midwest became known, shares outstanding of the Fund increased from 1,325,004 in June 2012 to 2,157,004 in July 2012. Once the harvest was complete, however, the Fund experienced a large number of redemption baskets, a trend that continued until the end of 2012. In total, the Fund issued 1,125,000 shares in 2012 and purchased 1,975,000 as part of creation and redemption baskets.

Total net assets for the Fund were $47,499,620 on December 31, 2013, $37,686,512 on December 31, 2012, and $71,268,521 on December 31, 2011. The Net Asset Values (“NAV”) per share related to these balances were $30.64, $44.34, and $41.92 respectively. This represents a decrease in total net assets for the year ending December 31, 2013 versus 2011 of 33.4% which was driven by a combination of a decrease in the number of shares outstanding as well as a change in the NAV per share which decreased by $11.28 or 26.9%. When comparing December 31, 2013 with 2012, there was an increase in total net assets of 26.0%, driven by an increase in total shares outstanding of 82.4 % which was partially offset by a decrease in the NAV per share of $13.70 or 30.9%. The closing prices per share for 2013, 2012 and 2011, as reported by the NYSE Arca, were $30.58, $44.32 and $41.98, respectively. The change from December 31, 2013 over prior years was a 27.2% decrease from 2011 and a 31.0% decrease from 2012.

The total loss for the year ended December 31, 2013 was ($13,232,041) resulting primarily from the net change in realized depreciation on commodity futures contracts totaling ($10,581,838) and a net change in unrealized depreciation of commodity futures contracts of ($2,671,013). Total income was $10,063,171 in 2012 and $2,036,025 in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the year ended December 31, 2013 were $3,037,091, with $432,770 attributable to payment of the management fee to the Sponsor, or 14.2% of expenses. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. In 2012, total expenses were $3,495,445 with the management fee to the Sponsor of $659,294 representing 18.9% of total expense. For 2011, total expenses were $2,508,118 with the management fee to the Sponsor of $983,260 representing 39.2% of total expense. The amounts attributable to distribution and marketing fees were $1,259,490 in 2013, $1,918,679 in 2012, and $846,475 in 2011. The expenses in this category represent 41.0% of total expenses in 2013, 55.0% in 2012 and 33.7% in 2011. The amounts attributable to professional fees were $820,800 in 2013, $353,887 in 2012, and $413,452 in 2011. This represents 27.0% of total expenses in 2013, 10.1% in 2012, and 16.5% in 2011. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. Fees paid to the custodian and administrator were $129,196 in 2013, $129,549 in 2012, and $129,195 in 2011. This represented 4.3% of total Fund expenses for 2013, 3.7% for 2012, and 5.2% in 2011. General and administrative expenses were $214,425 in 2013, $259,060 in 2012, and $38,458 in 2011. This represented 7.1% of total Fund expenses for 2013, 7.4% in 2012, and 1.5% in 2011. The increase in expense for this category in 2013 and 2012 over 2011 was the result of an increase in payments for data, software, insurance and printing-related items. Brokerage fees and commissions for the trading of Futures Contracts totaled $40,715 in 2013, $56,148 for 2012, and $71,679 for 2011. This represented 1.3% of total expenses in 2013, 1.6% in 2012, and 2.9% in 2011. The decrease in 2012 over 2011 expenses resulted from fewer contracts held due to lower assets under management. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and have commitments regardless of the level of assets under management.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the years-ended December 31, 2013, 2012, and 2011, there were approximately $0, $124,000 and $0 respectively of expenses which generally would have been paid by the Fund but were waived by the Sponsor. For the year ended December 31, 2012, there was also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. As of December 31, 2013, the Sponsor had been reimbursed by CORN, a total of $410,000 of the $560,000; the Sponsor will not seek reimbursement in 2014 for any residual balance which is deemed attributable to the operation of the Fund. For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

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

Net cash provided by or used in the Fund’s operating activities during the year was ($18,309,002) in 2013, $9,906,392 in 2012, and ($3,211,888) in 2011. For 2013, proceeds from the sale of shares were $59,350,451, representing 1,550,000 shares while payments for redemptions were $33,268,211, representing 850,000 shares. In 2012, proceeds from the sale of shares were $51,752,168, representing 1,125,000 shares while payments for redemptions were $91,901,903, representing 1,975,000 shares. For 2011, proceeds from the sale of shares were $92,546,004, representing 2,100,000 shares, which were offset by $63,769,329 in payments for the redemption of Shares of the Fund, representing 1,500,000 shares.

For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012 and 2011

Total loss for this period was ($3,469,135) resulting from the net change in unrealized depreciation of commodity futures contracts of ($242,463) and by a realized loss on commodity futures contracts of ($3,231,063). The total loss in 2012 was ($3,284,553), while there was total income of $4,762,175 in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the period were $850,625 with $125,760 attributable to payment of the management fee to the Sponsor, or 14.8% of expenses. In 2012, total expenses were $854,330 with $125,141 attributable to payment of the management fee to the Sponsor, or 14.6% of expenses. For 2011, total expenses were $886,399 with the management fee to the Sponsor of $229,383 representing 25.9% of total expense. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. The amounts attributable to distribution and marketing fees were $231,144 in 2013, $574,949 in 2012, and $493,507 in 2011. This represents 27.2% of total expenses in 2013, 67.4% in 2012, and 55.7% in 2011. In the 4th quarter of 2013, there was a reclassification of approximately $80,000 from distribution and marketing into other categories, primarily professional fees. In 2012 and 2011, there were reclassifications of expenses from other expense categories, primarily professional fees, into distribution and marketing. These amounts were approximately $260,000 and $50,000 for 2012 and 2011 respectively. The amounts attributable to professional fees were $322,440 in 2013, $10,425 in 2012, and $78,492 in 2011. This represents 37.9% of total expenses in 2013, 1.2% in 2012, and 8.9% in 2011. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. In the 4th quarter of 2013, there was an approximate $60,000 reclassification of expenses from distribution and marketing into professional fees. In 2012 and 2011, there were reclassification of expenses from professional fees into distribution and marketing. These amounts were approximately $260,000 and $50,000 for 2012 and 2011 respectively. Fees paid to the custodian and administrator were $32,565 in 2013, $32,564 in 2012, and $32,564 in 2011. This expense is based on a contracted monthly amount which did not change over the periods. General and administrative expenses were $105,240 in 2013, $56,620 in 2012, and $32,999 in 2011. This represented 12.4% of total Fund expenses for 2013, 6.6% for 2012, and 3.7% in 2011. There was a reclassification of approximately $27,500 into this category in 2013 and a reclassification of $45,500 out of this category in 2012. After taking these reclassifications into account, the expense from 2012 to 2013 is relatively flat in the quarter. The increase in expense for this category over 2011 was the result of payments for data, software, insurance and printing-related payments. Brokerage fees and commissions for the trading of Futures Contracts totaled ($12,580) due to a reclassification of $25,000 from this category into others in the quarter for 2013. This was due to a reassessment of the full-turn brokerage costs based on the final fund activity for the year. The brokerage expenses were $16,025 for 2012, and $13,360 for 2011. This represented 1.9% in 2012, and 1.5% in 2011. The increase in 2012 over 2011 was due to the number of redemption orders received in 2012 compared to the prior year.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarters-ended December 31, 2013, 2012, and 2011, there were no management fees waived by the Sponsor. For the years-ended December 31, 2013, 2012, and 2011, there were no expenses which generally would have been paid by the Fund but were borne by the Sponsor.

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

Teucrium Natural Gas Fund

The Teucrium Natural Gas Fund commenced investment operations on February 1, 2011. The investment objective of NAGS is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the following:  the nearest to spot month March, April, October and November Henry Hub Natural Gas Futures Contracts traded on the New York Mercantile Exchange (“NYMEX”), weighted 25% equally in each contract month. On December 31, 2013, the Fund held a total of 43 NYMEX Natural Gas Futures contracts with a notional value of $1,791,110. These contracts had an asset fair value of $84,050. The weighting of the notional value of the contracts was weighted as follows: (1) 23% to the March 2014 NYMEX contracts, (2) 25% to the April 2014 NYMEX contracts, (3) 26% to October 2014 NYMEX contracts, and (4) 26% to the November 2014 NYMEX contracts.

The benchmark for the Fund is the Teucrium Natural Gas Index (TNAGS) which is defined as: A weighted average of daily changes in the closing settlement prices of the nearest to spot month March, April, October and November Henry Hub Natural Gas Futures Contracts traded on the NYMEX, weighted 25% equally in each contract month. To convert to an index, 100 is set to $25, the opening day price of NAGS. The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TNAGS for two periods. One period is December 31, 2013 compared to December 31, 2012. The second period is from the commencement of operations to December 31, 2013. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAGS NAV per share	Change in Market Price	Change in the Benchmark (TNAGS)
December 31, 2012 to December 31, 2013	2.23%	3.63%	3.56%
February 1, 2011 to December 31, 2013	-52.23%	-51.55%	-45.94%

For the Year Ended December 31, 2013 Compared to the Years Ended December 31, 2012 and 2011

On December 31, 2013, the Fund had 150,004 of shares outstanding and net assets of $1,773,255. On December 31, 2012, the Fund had 400,004 shares outstanding with net assets of $4,625,621, while on December 31, 2011, the Fund had 100,004 shares outstanding and net assets of $1,381,367. The decrease in shares outstanding was 250,000 or 62.5% from 2012 to 2013 and is a result, management believes, of the range-bound price of natural gas futures over the past twelve months relative to other investment opportunities. In 2013 the Fund redeemed 250,000 shares and issued no shares as part of creation and redemption baskets.

Total net assets for the Fund were $1,773,225 on December 31, 2013, $4,625,621 for 2012, and $1,381,367 for 2011. The Net Asset Values (“NAV”) per share related to these balances were $11.82, $11.56 and $13.81 respectively. This represents a decrease in total net assets for the year ending December 31, 2013 versus 2012 of 61.7% driven by a decrease in the number of shares outstanding as the NAV per share changed only slightly, increasing by $0.26 or 2.2%. For 2012 compared to 2011, total net assets increased by 235% driven by the number of shares outstanding as the NAV per share decreased by $2.25 or 16.3%. The closing price per share for 2013, 2012 and 2011, as reported by the NYSE Arca, was $12.00, $11.58 and $13.88, respectively. The change from December 31, 2013 over prior years was a 13.1% decrease from 2011 and a 3.6% increase from 2012.

Total income for the year ended December 31, 2013 was $60,077 resulting from the net change in realized depreciation on commodity futures contracts totaling ($250,149) which was more than offset by the net change in unrealized appreciation of commodity futures contracts of $308,419. Total loss was ($447,552) in 2012 and ($1,142,091) in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. Total expenses for the year ended December 31, 2013 were $51,387 or 1.47%. Of this, $34,958 was attributable to payment of the management fee to the Sponsor, representing 68.0% of expenses. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. In 2012, total expenses for the year were $45,687 or 1.48%. Of this, $18,038 was attributable to payment of the management fee to the Sponsor, representing 39.5% of expenses. In 2011, total expenses were $237,234 with the management fee to the Sponsor of $2,782 representing 1.2% of total expense. The decrease from 2012 to 2011 in total expenses was a combination of lower assets under management relative to the other Funds managed by the Sponsor, which resulted in fewer expenses allocated to the Fund, renegotiated contracts on behalf of the Fund and the voluntary cap on expenses and fees.

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initiated a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the years-ended December 31, 2013, 2012, and 2011, there were approximately $0, $13,000 and $18,000 respectively of management fees waived by the Sponsor. For the years-ended December 31, 2013, 2012, and 2011, there were approximately $65,200, $19,200 and $24,000 respectively of expenses which generally would have been paid by the Fund but were borne by the Sponsor.

Net cash provided by or used in the Fund’s operating activities during the period was $137,442 in 2013, ($538,316) in 2012 and ($1,483,533) in 2011. In 2013, there were no proceeds from the sale of shares and $2,861,056 paid for the redemption of shares. In 2012, proceeds from the sale of shares were $3,737,493 with no payments for redemptions. For 2011, proceeds from the sale of shares were $5,000,000, which were offset by $2,239,408 in payments for the redemption of shares.

For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012 and 2011

Total income for the three months of 2013 was $153,693 resulting primarily from the net change in unrealized gain on commodity futures contracts of $178,080 which was partially offset by the realized loss on commodity futures contracts of ($25,600). Total loss was ($450,315) in 2012 and ($433,069) in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. As such, aside from the management fee which was waived for some period and brokerage commissions, other expenses are generally a reflection of total net assets of the Fund. Total expenses for the three months of 2013 were $10,274 with $6,959 attributable to payment of the management fee to the Sponsor, or 64.6% of expenses. In 2012, total expenses were $17,864 with $12,205 attributable to the payment of management fees, representing 68.3% of total expenses. In 2011, total expenses were $6,209 with no management fee to the Sponsor. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. The amounts attributable to distribution and marketing fees were ($323) in 2013, $1,762 in 2012, $50,518 in 2011. In the 4th quarter of 2013, there was a reclassification of $1,325 from distribution and marketing into professional fees. In the year 2011, there was a reclassification of expenses from other expense categories, primarily professional fees, into distribution and marketing. The amounts attributable to professional fees were $2,834 in 2013, $2,525 in 2012 and ($39,136) in 2011. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. In the 4th quarter of 2013, there was a reclassification from marketing and distribution into professional fees of $1,325. In the 4th quarter for the year 2011, there was a reclassification of expenses from other professional fees into distribution and marketing. Fees paid to the custodian and administrator were $714 in 2014, $911 in 2012 and ($930) in 2011; there was a reclassification of expenses from fees paid to the custodian and administrator into distribution and marketing in 2011. This expense is based on a contracted monthly amount which has been renegotiated by the Sponsor on behalf of the Fund. All other amounts were negligible in both 2012 and 2011.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarters-ended December 31, 2013, 2012, and 2011, there were approximately $0, $0 and $4,300 respectively of management fees waived by the Sponsor. For the years-ended December 31, 2013, 2012, and 2011, there were approximately $11,500, $9,400 and $0 respectively of expenses which generally would have been paid by the Fund but were borne by the Sponsor.

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

Teucrium WTI Crude Oil Fund

The Teucrium WTI Crude Oil Fund commenced investment operations on February 23, 2011. The investment objective of CRUD is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for futures contracts for WTI crude oil, also known as Texas Light Sweet Crude Oil (“Oil Futures Contracts”) traded on the NYMEX, specifically (1) the nearest to spot June or December Oil Futures Contract, weighted 35%; (2) the June or December Oil Futures Contract following the aforementioned (1), weighted 30%; and (3) the next December Oil Future Contract that immediately follows the aforementioned (2), weighted 35%. On December 31, 2013, the Fund held a total of 22 NYMEX WTI crude oil futures contracts with a notional value of $2,202,320. Of these contracts, 14 had an asset fair value of $87,530 and 8 had a liability fair value of $5,080. The weighting of the notional value of the contracts was weighted as follows: (1) 34% to the June 2014 NYMEX contracts, (2) 32% to the December 2014 NYMEX contracts, and (3) 34% to the December 2015 NYMEX contracts.

The benchmark for the Fund is the Teucrium CRUD Index (TCRUD) which is defined as: A weighted average of daily changes in the closing settlement prices of (1) the nearest to spot June or December Oil Futures Contract, weighted 35%; (2) the June or December Oil Futures Contract following the aforementioned (1), weighted 30%; and (3) the next December Oil Futures Contract following the aforementioned (2), weighted 35%. To convert to an index, 100 is set to $50, the opening day price of CRUD. The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TCRUD for two periods. One period is December 31, 2013 compared to December 31, 2012. The second period is from the commencement of operations to December 31, 2013. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in CRUD NAV per share	Change in Market Price	Change in the Benchmark (TCRUD)
December 31, 2012 to December 31, 2013	2.78%	2.05%	4.06%
February 23, 2011 to December 31, 2013	-19.37%	-20.68%	-4.95%

For the Year Ended December 31, 2013 Compared to the Years Ended December 31, 2012 and 2011

As of December 31, 2013, the Fund had 50,002 shares outstanding; this is the same number of shares that were outstanding on December 31, 2012. Net assets were $2,049,128 and $1,993,747 as of December 31, 2013 and 2012 respectively. On December 31, 2011, the Fund had 100,002 shares outstanding and net assets of $4,445,013. The decrease in shares outstanding from 2011 to 2012 was 50,000 shares and 50%. In 2013, there were no creation or redemption baskets. In 2012 the Fund redeemed 50,000 shares and issued no shares as part of creation and redemption baskets. There are now a minimum number of shares outstanding and there can be no further redemptions until additional shares are created.

Total net assets for the Fund were $2,049,128, $1,993,747, and $4,445,013 on December 31, 2013, 2012, and 2011 respectively. The Net Asset Values (“NAV”) per share related to these balances were $40.98, $39.87 and $44.45 respectively. Between 2012 and 2013, there was an increase in net assets entirely attributable to the NAV per share as the number of shares outstanding did not change. For the years ended 2012 versus 2011, there was a decrease in total net assets of 55.1% driven by a combination of a decrease in the number of shares as well as a decrease in the price of the underlying commodity. The NAV per share increased by $1.11 or 2.8% from 2012 to 2013 and decreased by $4.58 or 10.3% from 2011 to 2012. On December 31 the closing price on the NYSE Arca was $40.34 in 2013, $38.53 in 2012 and $44.58 in 2011. The change was a 2.0% decrease from 2012 to 2013 and an 11.3% decrease from 2011 to 2012.

Total income for the year ended December 31, 2013 was $85,793 resulting primarily from the net change in unrealized gain on commodity futures contracts totaling $95,668 with a small loss generated by the realized loss on commodity futures contracts of ($10,798). Total loss was ($135,367) in 2012 and ($44,125) in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the year ended December 31, 2013 were $30,412, with no amounts attributable to the payment of the management fee to the Sponsor. In 2012, total expenses were $167,430 with $26,649 attributable to the management, representing 15.9% of expenses. In 2011, total expenses were $474,622 with the management fee to the Sponsor of $44,127 representing 9.3% of total expense. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Effective January 1, 2013, the Sponsor initiated daily expense accruals, including any accruals for the management fee, equal to 1.5% of total net assets for the Fund on an annual basis. This was the most significant driver of the reduced expenses when comparing 2013 to 2012. The decrease from 2012 to 2011 in total expenses of ($307,192) and 64.7% was a combination of lower assets under management relative to the other Funds managed by the Sponsor, which resulted in fewer expenses allocated to the Fund, renegotiated contracts on behalf of the Fund and the payment of some of the Fund’s expenses by the Sponsor. The most significant 2012 over 2011 changes in expenses were seen in distribution and marketing fees which decreased by ($198,206) or 76.4% for the reasons discussed above. Custodian fees and expenses decrease by ($46,862) or 42.4% due to re-negotiated contracts.

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initiated a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the years-ended December 31, 2013, 2012, and 2011, there were approximately $20,300, $0 and $0 respectively of management fees waived by the Sponsor. For the years-ended December 31, 2013, 2012, and 2011, there were approximately $49,400, $35,600 and $0 respectively of expenses which generally would have been paid by the Fund but were borne by the Sponsor.

Net cash provided by or used in the Fund’s operating activities during the period was 116,706 in 2013, ($145,531) in 2012 and $ (823,850) in 2011. There were no payments for the redemption of shares or proceeds from the creation of shares in 2013. In 2012, payments for the redemption of shares were $2,148,469 with no proceeds from the sale of shares. For 2011, proceeds from the sale of shares were $6,077,099, which were offset by $1,113,439 in payments for the redemption of shares.

For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012 and 2011

Total loss for the three months in 2013 was ($22,778) resulting from a realized gain on commodity futures contracts of $66,952 which was more than offset by the net change in unrealized depreciation on commodity futures contracts of ($89,922). In 2012, total loss was ($13,306), while total income was $935,970 in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the three months in 2013 were $7,737 with no payment of management fees to the Sponsor. For 2012 total expenses were $9,535 with $4,880 attributable to payment of the management fee to the Sponsor, or 51.2% of expenses. In 2011, total expenses were $173,731 with the management fee to the Sponsor of $13,521 representing 7.8% of total expense. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. The decrease in expenses for the period 2013 over 2012 was due to management’s decision to maintain a total expense ratio of 1.5% of net assets as discussed above. The decrease in expenses for 2012 over the same period in 2011 was due to the lower total net assets of the Fund relative to the other Teucrium Funds and the election by the Sponsor to waive the payment of certain fees. The amounts attributable to distribution and marketing fees were ($791) in 2013, $1,500 in 2012 and $188,349 in 2011. This represents 15.7% of total expenses in 2012 and 108.4% in 2011. In the 4th quarter of 2013, there was a reclassification of approximately $800 from distribution and marketing to professional fees. In 2011 there was a reclassification of expenses from other expense categories, primarily professional fees, into distribution and marketing. The amounts attributable to professional fees were $8,637, $0 in 2012 and ($69,888) in 2011. In the 4th quarter of 2013, there was a reclassification of approximately $800 from distribution and marketing to professional fees. In 2011 there was a reclassification of expenses from other professional fees into distribution and marketing. Fees paid to the custodian and administrator were ($24) in 2013, $3,100 in 2012 and $32,565 in 2011. In 2012 the Sponsor renegotiated the contract on behalf of the Fund. General and administrative expenses were $0 in 2013 and 2012 and $5,927 in 2011. Brokerage fees and commissions for the trading of Futures Contracts totaled ($81) in 2013, as a result of a small reclassification, $54 for 2012 and $188 for 2011. The decrease in 2012 over 2011 was due to the number of contacts held in 2012 compared to the prior year.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarters-ended December 31, 2013, 2012, and 2011, there were approximately $5,100, $0 and $0 respectively of management fees waived by the Sponsor. For the years-ended December 31, 2013, 2012, and 2011, there were approximately $10,100, $7,700 and $0 respectively of expenses which generally would have been paid by the Fund but were borne by the Sponsor.

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

Teucrium Soybean Fund

The Teucrium Soybean Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”).  Except as described in the following paragraph, the three Soybean Futures Contracts will be: (1) second-to-expire CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2013, the Fund held a total of 66 CBOT soybean futures contracts with a notional value of $4,053,650. The contracts had a liability fair value of $188,863. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the March 2014 CBOT contracts, (2) 30% to the May 2014 CBOT contracts, and (3) 35% to the November 2014 CBOT contracts.

The benchmark for the Fund is the Teucrium Soybean Index (TSOYB) which is defined as: A weighted average of daily changes in the closing settlement prices of (1) the second-to-expire Soybean Futures Contract traded on the CBOT, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the November following the expiration month of third-to-expire contract, weighted 35%. During the period when the Excluded Contracts are the second-to-expire and third-to-expire Soybean Futures Contract, the fourth-to-expire and fifth-to-expire Soybean Futures Contracts will take the place of the second-to-expire and third-to-expire Soybean Futures Contracts, respectively, as Benchmark Component Futures Contracts.  Similarly, when the August Contract is the third-to-expire Soybean Futures Contract, the fifth-to-expire Soybean Futures Contract will take the place of the August Contract as a Benchmark Component Futures Contract, and when the September Contract is the second-to-expire Soybean Futures Contract, the third-to-expire and fourth-to-expire Soybean Futures Contracts will be Benchmark Component Futures Contracts. To convert to an index, 100 is set to $25, the opening day price of SOYB.

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TSOYB for two periods. One period is December 31, 2013 compared to December 31, 2012. The second period is from the commencement of operations to December 31, 2013. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in SOYB NAV per share	Change in Market Price	Change in the Benchmark (TSOYB)
December 31, 2012 to December 31, 2013	-4.88%	-5.23%	1.36%
September 19, 2011 to December 31, 2013	-6.93%	-9.05%	9.89%

For the Year Ended December 31, 2013 Compared to the Years Ended December 31, 2012 and 2011

On December 31, 2013, the Fund had 175,004 shares outstanding and net assets of $4,016,972. This is in comparison to 275,004 shares outstanding with net assets of $6,636,175 on December 31, 2012 and 100,004 shares outstanding and net assets of $2,186,430 in 2011. The decrease in the shares outstanding of 100,000 shares or 36.4% for 2013 compared to 2012 was the result of a more successful soybean harvest in 2013 for both the United States and South America; this situation also resulted in an overall price decrease for the underlying commodity in 2013. For the 2012 to 2011 periods, the increase in shares outstanding was 175,000 shares and 75% and represents, in management’s opinion, an increased focus by investors on the grain markets given the recent drought in the Midwest region of the United States and the recognition of the demand/supply condition for soybeans across the globe. In 2013 the Fund redeemed 175,000 shares and issued 75,000 shares as part of creation and redemption baskets. For 2012, the Fund redeemed 500,000 shares and issued 675,000 as part of creation and redemption baskets.

Total net assets for the Fund were $4,016,972 on December 31, 2013, $6,636,175 on December 31, 2012 and $2,186,430 on December 31, 2011. The Net Asset Values (“NAV”) per share related to these balances were $22.95, $24.13 and $21.86 respectively. The decrease in total assets from 2012 to 2013 of 39.5% was driven by a decrease in total shares outstanding and a decrease in the price of the underlying commodity. The increase in total net assets for 2012 versus 2011 of 203.5% was driven by a combination of an increase in the number of shares as well as an increase in the price of the underlying commodity. The NAV per share decreased by $1.18 or 4.9% from 2012 to 2013 and increased by $2.27 or 10.4% from 2011 to 2012. On December 31, the closing price on the NYSE Arca was $22.81 in 2013, $24.07 in 2012 and $22.06 in 2011. The change was a decrease of 5.2% from December 31, 2013 over 2012 and an increase of 9.1% for 2012 over 2011.

Total loss for the year ended December 31, 2013 was ($8,215) resulting primarily from the net change in realized depreciation on commodity futures contracts totaling ($43,450) partially offset by a change in unrealized gain on commodity futures contracts of $32,512. Total loss was ($35,369) in 2012 and ($294,664) in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the year ended December 31, 2013 were $385,308, with $61,250 attributable to payment of the management fee to the Sponsor, representing 15.9% of expenses. For 2012, total expenses were $475,934, with $63,352 or 13.3% in management fees. In 2011, total expenses were $19,006 from the commencement of operations until the end of the year, with the management fee to the Sponsor of $4,930 representing 25.9% of total expense. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. The decrease in total expenses for 2013 when compared to 2012 of $90,626 or 19.0% represents a reduction in overall Sponsor expenses and a reduced allocation to the Fund as a result of a reduction in net assets compared to other funds of the Sponsor. The increase in expenses from 2012 to 2011 of $456,928 was a combination of a full year of operation compared to the truncated period in 2011, higher assets under management relative to the other Funds managed by the Sponsor, which resulted in a larger percentage of expenses allocated to the Fund and fewer expenses paid by the Sponsor, offset partially by renegotiated contracts on behalf of the Fund.

The amounts attributable to distribution and marketing fees were $148,108 in 2013 and $205,174 in 2012. The expenses in this category represent 38.4% of total expenses in 2013 and 43.1% in 2012. The amounts attributable to professional fees were $113,689 in 2013 and $69,671 in 2012. This represents 29.5% of total expenses in 2013 and 14.6% in 2012. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. Fees paid to the custodian and administrator were $8,426 in 2013 and $74,709 in 2012. This represented 2.2% of total Fund expenses for 2013 and 15.7% in 2012. The decrease in this category was the result of renegotiated contracts. General and administrative expenses were $25,966 in 2013 and $37,628 in 2012. This represented 6.7% of total Fund expenses for 2013 and 7.9% in 2012. Brokerage fees and commissions for the trading of Futures Contracts totaled $2,084 in 2013 and $4,432 for 2012. This represented .5% of total expenses in 2013 and .9% in 2012. The decrease in 2013 over 2012 expenses resulted from fewer contracts held due to lower assets under management. The reduced number of creation baskets in 2013 when compared to 2012 further reduced the brokerage expenses. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and have commitments regardless of the level of assets under management.

For the year ended December 31, 2012, there was also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. As of December 31, 2013, the Sponsor had been reimbursed by SOYB, a total of $47,200 of the $560,000; the Sponsor will not seek reimbursement in 2014 for any residual balance which is deemed attributable to the operation of the Fund. For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

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

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the years-ended December 31, 2013, 2012, and 2011, there were approximately $0, $0 and $1,200 respectively of management fees waived by the Sponsor. For the years-ended December 31, 2013, 2012, and 2011, there were approximately $8,400, $11,600 and $25,000 respectively of expenses which generally would have been paid by the Fund but were waived by the Sponsor

Net cash used in the Fund’s operating activities during the period was ($177,734) in 2013, ($847,212) in 2012 and ($444,731) in 2011. In 2013, proceeds from the sale of shares were $1,859,169 while payments for the redemption of shares were $4,084,849. In 2012, these amounts were $17,320,020 for issuance and $12,358,972 for redemptions, while in 2011 the amounts were $2,500,000 for issuance with no payments for the redemption of Shares of the Fund.

For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

Total income for the three months of 2013 was $15,651 resulting primarily from the net change in unrealized appreciation on commodity futures contracts of $67,575 which was partially offset by a realized loss on commodity futures contracts of ($52,288). Total loss was ($733,949) in 2012, with total income of $13,930 in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the three months of 2013 were $93,518 with $11,996 attributable to payment of the management fee to the Sponsor, or 12.8% of expenses. Total expenses for the three months of 2012 were $145,711 with $19,212 attributable to payment of the management fee to the Sponsor, or 13.2% of expenses. In 2011, total expenses were $18,858 with $4,930 in management fee to the Sponsor, representing 26.1% of total expenses. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Expenses in total were lower in the 2013 quarter than in 2012 due to a somewhat lower total net asset balance relative to the other Teucrium Funds. The amounts attributable to distribution and marketing fees were $35,005 in 2013, $89,839 in 2012 and $0 in 2011. There were reclassifications of expenses into this category of $11,850 in 2013 and $34,600 in 2012. The amounts attributable to professional fees were $38,679 in 2013, $17,871 in 2012 and $0 in 2011. There were reclassifications of expenses from this category of $7,600 in 2013 and $9,700 in 2012. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. Fees paid to the custodian and administrator were $3,921 in 2013, ($332) in 2012 and $13,802 in 2011; in 2012, there was a reclassification of expenses from fees paid to the custodian and administrator into distribution and marketing of $32,900 as the result of a new contract. General and administrative expenses were $3,183 in 2013, $13,586 in 2012 and $0 in 2011. Brokerage commissions were ($3,649) in 2013, $4,432 in 2012 and $124 in 2011. There was a reclassification from this category of $4,300 in 2013 to update the final estimates for the year based on activity. The increase from 2011 to 2012 is due to the increased number of contracts held and the additional creation and redemption orders experienced by the Fund in 2012 and a reclassification of $2,000 into this category to true-up estimates for the year.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarters-ended December 31, 2013, 2012, and 2011, there were management fees waived by the Sponsor of $0, $0 and $1,200 respectively. The Sponsor elected to waive payment of certain fees of $2,700 in 2013, $0 in 2012 and $25,000 in 2011.

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

Teucrium Sugar Fund

The Teucrium Sugar Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”), specifically: (1) the second-to-expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third-to-expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2013, the Fund held a total of 130 ICE sugar futures contracts with a notional value of $2,476,062. These contracts had a liability fair value of $183,400. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the May 2014 ICE No 11 contracts, (2) 30% to the July 2014 ICE No 11 contracts, and (3) 35% to the March 2015 ICE No 11 contracts.

The benchmark for the Fund is the Teucrium Sugar Index (TCANE) which is defined as: A weighted average of daily changes in the closing settlement prices (1) the second-to-expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third-to-expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%. To convert to an index, 100 is set to $25, the opening day price of CANE. The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TCANE for two periods. One period is December 31, 2013 compared to December 31, 2012. The second period is from the commencement of operations to December 31, 2013. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in CANE NAV per share	Change in Market Price	Change in the Benchmark (TCANE)
December 31, 2012 to December 31, 2013	-20.83%	-21.24%	-19.62%
September 19, 2011 to December 31, 2013	-44.25%	-45.05%	-36.95%

For the Year Ended December 31, 2013 Compared to the Years Ended December 31, 2012 and 2011

On December 31, 2013 the Fund had 175,004 shares outstanding and net assets of $2,468,403. As of December 31, 2012, the Fund had 125,004 shares outstanding with net assets of $2,225,898, with 100,004 shares outstanding and net assets of $2,306,249 on December 31, 2011. This was an increase of 50,000 shares, or 40.0%, from 2012 to 2013. The increase in shares outstanding was 25,000 shares and 25% from 2011 to 2012. In 2013, the Fund redeemed no shares and issued 50,000 as part of creation baskets; while in 2012 the Fund redeemed 225,000 shares and issued 250,000 as part of creation and redemption baskets.

Total net assets for the Fund were $2,468,403 on December 31, 2013, $2,225,898 on December 31, 2012 and $2,306,249 on December 31, 2011. The Net Asset Values (“NAV”) per share related to these balances were $14.10, $17.81 and $23.06 respectively. The increase in the total net assets for 2013 compared to 2012 of $242,505 and 11.0% is a result of higher shares outstanding which was partially offset by the decrease in the NAV per share. For the year ending December 31, 2012 versus 2011, there was a decrease in total net assets of 3.5% driven by a combination of an increase in the number of shares more than offset by a decrease in the price of the underlying commodity. The NAV per share decreased by $3.71 or 20.8% from 2012 to 2013 and by $5.25 or 22.8% from 2011 to 2012. On December 31, the closing price on the NYSE Arca was $14.05 in 2013, $17.84 in 2012 and $22.93 in 2011. The change was a decrease of 21.2% from December 31, 2013 over 2012 and 22.2% for 2012 over 2011.

Total loss for the year ended December 31, 2013 was ($504,891) resulting primarily from the realized loss on commodity futures contracts totaling ($400,994) and a loss generated by the net change in unrealized depreciation on commodity futures contracts of ($105,022). Total loss was ($665,628) in 2012 and ($173,779) in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the year ended December 31, 2013 were $37,545 with no expense attributable to payment of the management fee to the Sponsor. In 2012, total expenses were $231,990 with $14,056 or 6.1% of total expenses attributable to management fees. In 2011, total expenses were $20,072 from the commencement of operations until the end of the year, with the management fee to the Sponsor of $5,481 representing 27.3% of total expense. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Effective January 1, 2013, the Sponsor reduced the expense accruals for the Fund so that the total expenses would net exceed 1.5% on total net assets on an annual basis. This action resulted in a decrease in total expenses of $194,445 or 83.8% from 2012 to 2013. The increase from 2012 to 2011 in total expenses of $211,918 was due principally to a full year of operation compared to the truncated period in 2011, offset partially by renegotiated contracts on behalf of the Fund and increased fees paid by the Sponsor on behalf of the Fund. Professional fees were $31,971 in 2013 and represented 85.2% of all expenses compared to $50,046 in 2012, representing 21.6% of expenses, and $0 in 2011. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. Distribution and marketing expenses were $4,160 in 2013, representing 11.1% of total expenses, $79,539 in 2012, representing 34.3% of total expenses and $0 in 2011. Other than these expenses, all other categories were minimal in 2013.

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initiated a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the years-ended December 31, 2013, 2012, and 2011, there were approximately $23,900, $10,000 and $1,200 respectively of management fees waived by the Sponsor. For the years-ended December 31, 2013, 2012, and 2011, there were approximately $61,100, $45,800 and $26,000 respectively of expenses which generally would have been paid by the Fund but were borne by the Sponsor.

Net cash used in the Fund’s operating activities during the period was ($507,097) in 2013, ($779,737) in 2012 and ($449,097) in 2011. In 2013 proceeds from the sale of shares was $789,941 with no proceeds used for redemptions. In 2012, proceeds from the sale of shares were $5,324,467 while payments for the redemption of shares were $4,507,200. For 2011, proceeds from the sale of Shares of the Fund were $2,500,000 with no payments for the redemption of Shares of the Fund.

For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31,2012 and 2011

Total loss for the three months of 2013 was ($184,216) resulting from the realized loss on commodity futures contracts of ($2,588) and the net change in unrealized depreciation on commodity futures contracts of ($181,877). Total loss was ($68,666) in 2012 and ($91,353) in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the three months of 2013 were $9,853 with $0 attributable to payment of the management fee to the Sponsor as the Sponsor elected to waive the management fee. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. In the three months for 2012, total expenses were $9,950. In 2011, total expenses were $19,464 with $5,481 in management fees to the Sponsor, representing 28.2% of total expenses. The amounts attributable to distribution and marketing fees were $0 in 2013, $5,520 in 2012 and $0 in 2011. The amounts attributable to professional fees were $9,582 in 2013, $2,760 in 2012 and $0 in 2011. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. Fees paid to the custodian and administrator were $0 in 2013 and 2012, and $13,804 in 2011; in 2012, there was a renegotiated contract which precipitated this change. General and administrative expenses were $0 in 2013, $368 in 2012 and $0 in 2011. Other expenses were $0 in 2013, $934 in 2012 and $0 in 2011.

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

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarters-ended December 31, 2013, 2012, and 2011, there were approximately $6,500, $5,800 and $1,200 respectively of management fees waived by the Sponsor. For the years-ended December 31, 2013, 2012, and 2011, there were approximately $11,300, $12,600 and $26,000 respectively of expenses which generally would have been paid by the Fund but were borne by the Sponsor.

Teucrium Wheat Fund

The Teucrium Wheat Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically: (1) the second-to-expire CBOT Wheat Futures Contract, weighted 35%, (2) the third-to-expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2013, the Fund held a total of 227 CBOT wheat futures contracts with a notional value of $7,072,313.

These contracts had a liability fair value of $698,675. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the May 2014 CBOT contracts, (2) 30% to the July 2014 CBOT contracts, and (3) 35% to the December 2014 CBOT contracts.

The benchmark for the Fund is the Teucrium Wheat Index (TWEAT) which is defined as: A weighted average of daily changes in the closing settlement prices of (1) the second-to-expire Wheat Futures Contract traded on the CBOT, weighted 35%, (2) the third-to-expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of third-to-expire contract, weighted 35%. To convert to an index, 100 is set to $25, the opening day price of WEAT. The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TWEAT for two periods. One period is December 31, 2013 compared to December 31, 2012. The second period is from the commencement of operations to December 31, 2013. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in WEAT NAV per share	Change in Market Price	Change in the Benchmark (TWEAT)
December 31, 2012 to December 31, 2013	-30.18%	-30.82%	-26.07%
September 19, 2011 to December 31, 2013	-39.42%	-40.69%	-27.99%

For the Year Ended December 31, 2013 Compared to the Years Ended December 31, 2012 and 2011

On December 31, 2013, the Fund had 475,004 shares outstanding with net assets of $7,048,087. As of December 31, 2012, the Fund had 175,004 shares outstanding with net assets of $3,719,209. On December 31, 2011, the Fund had 100,004 shares outstanding and net assets of $2,235,888. The increase in shares from 2012 to 2013 was 300,000 or 171.4% and is, in management’s opinion, a reflection of increased investor awareness of the Fund as an investment vehicle in the underlying commodity. The increase in shares outstanding was 75,000 shares and 75% from 2011 to 2012, and represented, in management’s opinion, an increased focus by investors on the grain markets given the recent drought in the Midwest region of the United States and the recognition of the demand/supply condition for wheat across the globe. In 2013 the Fund redeemed 100,000 shares and issued 400,000 as part of creation and redemption baskets. In 2012 the Fund redeemed 200,000 shares and issued 275,000 as part of creation and redemption baskets.

Total net assets for the Fund were $7,048,087 on December 31, 2013, $3,719,209 on December 31, 2012 and $2,235,888 on December 31, 2011. The Net Asset Values (“NAV”) per share related to these balances were $14.84, $21.25 and $22.36 respectively. This represents an increase in total net assets for the year ending December 31, 2013 versus 2012 of 89.5% driven by an increase in the number of shares partially offset by a decrease in the price of the underlying commodity; for 2012 versus 2011, the increase in total net assets was 66.3% for the same reason. The NAV per share decreased by $6.41 or 30.2% from 2012 to 2013 and by $1.11 or 5% from 2011 to 2012. On December 31, the closing price on the NYSE Arca was $14.75 in 2013, $21.32 in 2012 and $22.40 in 2011. The change was a decrease of 30.1% from December 31, 2013 over 2012 and 4.8% for 2012 over 2011.

Total loss for the year ended December 31, 2013 was ($2,058,821) resulting primarily from a realized loss of ($1,554,250) and the net change in unrealized depreciation on commodity futures contracts totaling ($507,587). Total loss was ($94,917) in 2012 and ($244,878) in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the year ended December 31, 2013 were $388,757, with $66,302 attributable to payment of the management fee to the Sponsor, representing 17.1% of expenses. For 2012, total expenses were $345,345, with $32,754 or 9.5% in management fees. In 2011, total expenses were $19,334 from the commencement of operations until the end of the year, with the management fee to the Sponsor of $4,998 representing 25.9% of total expense. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. The increase in total expenses for 2013 when compared to 2012 of $43,412 or 12.6% represents a reduction in overall Sponsor expenses offset by an increased allocation to WEAT as a result of a higher net assets compared to other funds of the Sponsor. The increase in expenses from 2012 to 2011 of $326,011 was a combination of a full year of operation compared to the truncated period in 2011, higher assets under management relative to the other Funds managed by the Sponsor, which resulted in a larger percentage of expenses allocated to the Fund, fewer expenses paid by the Sponsor, offset partially by renegotiated contracts on behalf of the Fund.

The amounts attributable to distribution and marketing fees were $138,379 in 2013 and $140,076 in 2012. The expenses in this category represent 35.6% of total expenses in 2013 and 40.1% in 2012. The amounts attributable to professional fees were $117,713 in 2013 and $56,854 in 2012. This represents 30.3% of total expenses in 2013 and 16.5% in 2012. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. Fees paid to the custodian and administrator were $7,473 in 2013 and $74,290 in 2012. This represented 1.9% of total Fund expenses for 2013 and 21.5% in 2012. The decrease in this category was the result of renegotiated contracts. General and administrative expenses were $26,537 in 2013 and $25,358 in 2012. This represented 6.8% of total Fund expenses for 2013 and 7.3% in 2012. Brokerage fees and commissions for the trading of Futures Contracts totaled $4,300 in 2013 and $3,534 for 2012. This represented 1.1% of total expenses in 2013 and 1.0% in 2012. The increase in 2013 over 2012 expenses resulted from more contracts held due to higher assets under management. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and have commitments regardless of the level of assets under management.

For the year ended December 31, 2012, there was also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. As of December 31, 2013, the Sponsor had been reimbursed by WEAT, a total of $51,500 of the $560,000; the Sponsor will not seek reimbursement in 2014 for any residual balance which is deemed attributable to the operation of the Fund. For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

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

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the years-ended December 31, 2013, 2012, and 2011, there were approximately $0, $0 and $1,200 respectively of management fees waived by the Sponsor. For the years-ended December 31, 2013, 2012, and 2011, there were approximately $5,600, $36,500 and $25,000 respectively of expenses which generally would have been paid by the Fund but were waived by the Sponsor

Net cash used in the Fund’s operating activities during the period was ($2,681,723) in 2013, ($588,701) in 2012 and $ (478,076) in 2011. In 2013, proceeds from the sale of shares were $7,532,514 while payments for the redemption of shares were $1,756,058. In 2012, proceeds from the sale of shares were $6,071,303 while payments for the redemption of shares were $4,147,720. For 2011, proceeds from the sale of Shares of the Fund were $2,500,000 with no payments for the redemption of Shares of the Fund.

For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012 and 2011

Total loss for the three months of 2013 was ($755,033) resulting from the realized loss on commodity futures contracts of ($284,225) and the net change in unrealized depreciation on commodity futures contracts of ($471,525). Total loss for 2012 was ($392,701) while total income was $10,010 in 2011. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the three months of 2013 were $126,449 with $18,888 attributable to payment of the management fee to the Sponsor, or 14.9% of expenses. For the three months of 2012, these were $70,389 with $7,750, or 11.0%, attributable to payment of the management fee to the Sponsor, and for 2011, total expenses were $18,990 with $4,998 or 26.3 % was attributable to the management fee. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. Expenses in total for the Fund were higher in 2013 than in 2012 and in 2012 than in 2011 due to a higher total net asset balance relative to the other Teucrium Funds. The amounts attributable to distribution and marketing fees were $43,600 in 2013, $43,091 in 2012 and $0 in 2011. There were reclassifications of expenses into this category of $2,200 in 2013 and $15,500 in 2012. The amounts attributable to professional fees were $49,228 in 2013, $6,903 in 2012 and $0 in 2011. There were reclassifications of expenses into this category of $2,400 in 2013 and from this category of $6,900 in 2012. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. Fees paid to the custodian and administrator were $2,968 in 2013, $4,559 in 2012 and $13,804 in 2011; in 2012, there was a reclassification of expenses from fees paid to the custodian and administrator into distribution and marketing of $11,700 as the result of a new contract. General and administrative expenses were $6,250 in 2013, $6,036 in 2012 and $0 in 2011. Brokerage commissions were ($1,160) in 2013, $356 in 2012 and $188 in 2011. There was a reclassification from this category of $3,000 in 2013 to update the final estimates for the year based on activity. The increase from 2011 to 2012 is due to the increased number of contracts held and the additional creation and redemption orders experienced by the Fund in 2012.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarters-ended December 31, 2013 and 2012 there were no management fees waived by the Sponsor, while in 2011 there was $1,200 in such fees waived. The Sponsor did not elect to waive payment of certain fees 2013 or 2012, however in 2011 the Sponsor paid approximately 25,000 in expenses that normally would have been borne by the Fund.

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

Teucrium Agricultural Fund

The Teucrium Agricultural Fund commenced operation on March 28, 2012. On April 22, 2011, an initial registration statement was filed with the Securities and Exchange Commission (“SEC”). On February 10, 2012, the Fund’s initial registration of 5,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On March 28, 2012, the Fund listed its shares on the NYSE Arca under the ticker symbol “TAGS.” On the business day prior to that, the Fund issued 300,000 shares in exchange for $15,000,000 at the Fund’s initial NAV of $50 per share. The Fund also commenced investment operations on March 28, 2012 by purchasing shares of the Underlying Funds. On December 31, 2011, the Fund had two shares outstanding, which were owned by the Sponsor.

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

On December 31, 2013, the Fund held: 1) 15,458 shares of CORN with a fair value of $473,707; 2) 30,987 shares of WEAT with a fair value of $459,782; 3) 20,331 shares of SOYB with a fair value of $466,670; and 4) 34,374 shares of CANE with a fair value of $484,838. The weighting on December 31, 2012 was 25% to CORN, 24% to WEAT, 25% to SOYB and 26% to CANE.

The benchmark for the Fund is the Teucrium Agricultural Index (TTAGS) which is defined as: A weighted average of the daily changes in percentage terms of the Shares' NAV reflect the daily changes in percentage terms of a weighted average (the "Underlying Fund Average") of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (collectively, the "Underlying Funds"). The Fund seeks to achieve its investment objective by investing under normal market conditions in the publicly-traded shares of each Underlying Fund so that the Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund's assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund. To convert to an index, 100 is set to $50 the opening day price of TAGS.

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TTAGS for two periods. One period is December 31, 2013 compared to December 31, 2012. The second period is from the commencement of operations to December 31, 2013. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in TAGS NAV per share	Change in Market Price	Change in the Benchmark (TTAGS)
December 31, 2012 to December 31, 2013	-22.16%	-30.24%	-21.73%
March 28,2012 to December 31, 2013	-23.31%	-31.51%	-22.44%

On December 31, 2013 and 2012, the Fund had 50,002 shares outstanding. The net assets of the Fund were $1,896,442 in 2013 and $2,436,721 in 2012. There were no shares issued or redeemed in 2013. In 2012, the Fund had 350,000 shares issued and 300,000 shares redeemed. Effective August 2, 2012, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares are created.

For the Year Ended December 31, 2013 Compared to the Years Ended December 31, 2012 and 2011

Total net assets for the Fund were $1,896,442 on December 31, 2013, $2,436,721 on December 31, 2012, and $100 on December 31, 2011. The decrease from 2012 to 2013 is a result of a decrease in the price of the commodity contracts held by the Underlying Funds. The increase from 2011 to 2012 is a result of the commencement of operation in 2012. The Net Asset Values (“NAV”) per share related to these balances were $37.93 for 2013, $48.73 for 2012, and $50.00 for 2011, which represents the NAV at the commencement of operations. The decrease in the NAV per share of $10.8 or 22.2% for 2013 and $1.27 or 2.5% for 2012 is driven by a decrease in the price of some of the shares of the Underlying Funds which is driven by a decrease in the price of the underlying commodity. On December 31, 2013, the closing price on the NYSE Arca was $34.00, while on December 31, 2012, the 4pm bid/ask midpoint on the NYSE Arca was $48.74. This is a reduction of $14.74 or 30.2% between years.

Total loss for 2013 was ($529,479) resulting from the realized loss on the securities of the Underlying Funds totaling ($82,323) and a loss generated by the unrealized depreciation on the securities of the Underlying Funds of ($447,149). Total loss for the period from the commencement of operations through December 31, 2012 was ($880,163). Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for 2013 were $10,800. Total expenses for the period from the commencement of operations through December 31, 2012 were $22,701. The Fund does not pay a management fee to the Sponsor. Effective January 1, 2013, the Sponsor has stated that it will accrue expenses such that the total expense ratio of the Fund is 0.5% of net assets. For 2013, the realized total expense ratio was 0.5%. The amounts attributable to distribution and marketing fees were $5,089 in 2013 and $13,237 in 2012. The expenses in this category represent 47.1% of total expenses in 2013 and 58.3% in 2012. The amounts attributable to professional fees were $5,464 in 2013 and $1,513 in 2012. This represents 50.6% of total expenses in 2013 and 6.7% in 2012. The professional fees were primarily paid to the independent auditor of the Fund and for the preparation and distribution of shareholder tax statements. Fees paid to the custodian and administrator were ($16) in 2013 and $2,793 in 2012. This represented 0% of total Fund expenses for 2013 and 12.3% in 2012. These expenses were borne by the Sponsor in 2013. General and administrative expenses were $234 in 2013 and $2,492 in 2012. This represented 2.2% of total Fund expenses for 2013 and 11.0% in 2012. Brokerage fees and commissions for the trading of Futures Contracts totaled $123 in 2013 and $1,995 for 2012. This represented 1.1% of total expenses in 2013 and 8.8% in 2012. The increase in 2013 over 2012 expenses resulted from more expenses incurred due to the creation and redemption baskets.

Other than the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one-year, or commitments regardless of the level of assets under management. The Sponsor can elect to adjust the daily expense accruals at its discretion. For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the years-ended December 31, 2013 and 2012, there were approximately $55,200 and $20,800 respectively of expenses which generally would have been paid by the Fund but were waived by the Sponsor.

Net cash used in the Fund’s operating activities during the period was ($3,539) in 2013 and ($3,333,166) in 2012. For 2012, proceeds from the sale of shares were $17,706,578 while payments for the redemption of shares were $14,367,093. There were no such proceeds or payments in 2013.

For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

Total loss for the three months of 2013 was ($143,431) resulting from the realized loss on the securities of the Underlying Funds totaling ($13,353) and a loss generated by the unrealized depreciation on the securities of the Underlying Funds of ($130,077). Total loss for the period in 2012 was ($229,867). Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses for the three months of 2013 were $2,516 and for the three months of 2012 these were $3,223. The Fund does not pay a management fee to the Sponsor. Effective January 1, 2013, the Sponsor stated that it would accrue expenses such that the total expense ratio of the Fund is 0.5% of net assets. Professional fees were $2,862 in 2013 and $575 in 2012. In 2013, there was a $600 reclassification from all other expense categories, with the exception of brokerage fees, into professional fees. There was a reclassification of $1,100 from professional fees into custodian fees and brokerage fees in 2012. In 2013, for the 4th quarter, expenses recorded in all categories except professional fees were de minimus. In 2012, custodian fees and brokerage fees had the greatest percentage of expenses due to the reclassifications discussed above.

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

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the quarters-ended December 31, 2013 and 2012, there were approximately $10,100 and $6,300 respectively of expenses which generally would have been paid by the Fund but were borne by the Sponsor.

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

During the period from January 1, 2013 through December 31, 2013, the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

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

Off Balance Sheet Financing

As of December 31, 2013, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

The Funds may engage in off exchange transactions broadly called an “exchange for risk” transaction, also referred to as an “exchange for swap.” For purposes of the Dodd-Frank Act and related CFTC rules, an “exchange for risk” transaction is treated as a “swap.” An “exchange for risk” transaction, sometimes referred to as an “exchange for swap” or “exchange of futures for risk,” is a privately negotiated and simultaneous exchange of a futures contract position for a swap or other over-the-counter instrument on the corresponding commodity. An exchange for risk transaction can be used by the Funds as a technique to avoid taking physical delivery of a commodity futures contract, corn for example, in that a counterparty will take the Fund’s position in a Corn Futures Contract into its own account in exchange for a swap that does not by its terms call for physical delivery. The Funds will become subject to the credit risk of a counterparty when it acquires an over-the-counter position in an exchange for risk transaction. The Fund may use an “exchange for risk” transaction in connection with the creation and redemption of shares.

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

The CEA requires all FCMs, such as the Funds’ clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of December 31, 2013. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

Quantitative Risk Analysis

CORN:

	December 31, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures May14	772	$4.3025	$16,607,650	$14,946,885	$14,116,503	$13,286,120	$18,268,415	$19,098,798	$19,929,180
CBOT Corn Futures Jul14	652	$4.3700	$14,246,200	$12,821,580	$12,109,270	$11,396,960	$15,670,820	$16,383,130	$17,095,440
CBOT Corn Futures Dec14	739	$4.5025	$16,636,738	$14,973,064	$14,141,227	$13,309,390	$18,300,411	$19,132,248	$19,964,085
Total CBOT Corn Futures			$47,490,588	$42,741,529	$40,366,999	$37,992,470	$52,239,646	$54,614,176	$56,988,705

Shares outstanding			1,550,004	1,550,004	1,550,004	1,550,004	1,550,004	1,550,004	1,550,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$30.64	$27.58	$26.04	$24.51	$33.70	$35.23	$36.77
Total Net Asset Value per Share as reported			$30.64
Change in the Net Asset Value per Share				$(3.06)	$(4.60)	$(6.13)	$3.06	$4.60	$6.13

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

NAGS:

	December 31, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
Henry Hub NYMEX Natural Gas Futures Mar14	10	$4.1930	$419,300	$377,370	$356,405	$335,440	$461,230	$482,195	$503,160
Henry Hub NYMEX Natural Gas Futures Apr14	11	$4.1050	$451,550	$406,395	$383,818	$361,240	$496,705	$519,283	$541,860
Henry Hub NYMEX Natural Gas Futures Oct14	11	$4.1620	$457,820	$412,038	$389,147	$366,256	$503,602	$526,493	$549,384
Henry Hub NYMEX Natural Gas Futures Nov14	11	$4.2040	$462,440	$416,196	$393,074	$369,952	$508,684	$531,806	$554,928
Total NYMEX Natural Gas Futures			$1,791,110	$1,611,999	$1,522,444	$1,432,888	$1,970,221	$2,059,777	$2,149,332

Shares outstanding			150,004	150,004	150,004	150,004	150,004	150,004	150,004

Net Asset Value per Share attributable directly to NYMEX Natural Gas Futures			$11.94	$10.75	$10.15	$9.55	$13.13	$13.73	$14.33
Total Net Asset Value per Share as reported			$11.82
Change in the Net Asset Value per Share				$(1.19)	$(1.79)	$(2.39)	$1.19	$1.79	$2.39

Percent Change in the Net Asset Value per Share				-10.10%	-15.15%	-20.20%	10.10%	15.15%	20.20%

CRUD:

	December 31, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
WTI Crude Oil Futures Jun14	7	$97.2800	$680,960	$612,864	$578,816	$544,768	$749,056	$783,104	$817,152
WTI Crude Oil Futures Dec14	7	$92.7200	$649,040	$584,136	$551,684	$519,232	$713,944	$746,396	$778,848
WTI Crude Oil Futures Dec15	8	$86.2900	$690,320	$621,288	$586,772	$552,256	$759,352	$793,868	$828,384
Total WTI Crude Oil Futures			$2,020,320	$1,818,288	$1,717,272	$1,616,256	$2,222,352	$2,323,368	$2,424,384

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to WTI Crude Oil Futures			$40.40	$36.36	$34.34	$32.32	$44.45	$46.47	$48.49
Total Net Asset Value per Share as reported			$40.98
Change in the Net Asset Value per Share				$(4.04)	$(6.06)	$(8.08)	$4.04	$6.06	$8.08

Percent Change in the Net Asset Value per Share				-9.86%	-14.79%	-19.72%	9.86%	14.79%	19.72%

SOYB:

	December 31, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures Mar14	22	$12.9250	$1,421,750	$1,279,575	$1,208,488	$1,137,400	$1,563,925	$1,635,013	$1,706,100
CBOT Soybean Futures May14	19	$12.7700	$1,213,150	$1,091,835	$1,031,178	$970,520	$1,334,465	$1,395,123	$1,455,780
CBOT Soybean Futures Nov14	25	$11.3500	$1,418,750	$1,276,875	$1,205,938	$1,135,000	$1,560,625	$1,631,563	$1,702,500
Total CBOT Soybean Futures			$4,053,650	$3,648,285	$3,445,603	$3,242,920	$4,459,015	$4,661,698	$4,864,380

Shares outstanding			175,004	175,004	175,004	175,004	175,004	175,004	175,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$23.16	$20.85	$19.69	$18.53	$25.48	$26.64	$27.80
Total Net Asset Value per Share as reported			$22.95
Change in the Net Asset Value per Share				$(2.32)	$(3.47)	$(4.63)	$2.32	$3.47	$4.63

Percent Change in the Net Asset Value per Share				-10.09%	-15.14%	-20.19%	10.09%	15.14%	20.19%

CANE:

	December 31, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures May14	47	$0.1656	$871,718	$784,547	$740,961	$697,375	$958,890	$1,002,476	$1,046,062
ICE #11 Sugar Futures Jul14	40	$0.1673	$749,504	$674,554	$637,078	$599,603	$824,454	$861,930	$899,405
ICE #11 Sugar Futures Mar15	43	$0.1775	$854,840	$769,356	$726,614	$683,872	$940,324	$983,066	$1,025,808
Total ICE #11 Sugar Futures			$2,476,062	$2,228,456	$2,104,653	$1,980,850	$2,723,669	$2,847,472	$2,971,275

Shares outstanding			175,004	175,004	175,004	175,004	175,004	175,004	175,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$14.15	$12.73	$12.03	$11.32	$15.56	$16.27	$16.98
Total Net Asset Value per Share as reported			$14.10
Change in the Net Asset Value per Share				$(1.41)	$(2.12)	$(2.83)	$1.41	$2.12	$2.83

Percent Change in the Net Asset Value per Share				-10.03%	-15.05%	-20.06%	10.03%	15.05%	20.06%

WEAT:

	December 31, 2013 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2013	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures May14	81	$6.1200	$2,478,600	$2,230,740	$2,106,810	$1,982,880	$2,726,460	$2,850,390	$2,974,320
CBOT Wheat Futures Jul14	69	$6.1675	$2,127,788	$1,915,009	$1,808,619	$1,702,230	$2,340,566	$2,446,956	$2,553,345
CBOT Wheat Futures Dec14	77	$6.4050	$2,465,925	$2,219,333	$2,096,036	$1,972,740	$2,712,518	$2,835,814	$2,959,110
Total CBOT Wheat Futures			$7,072,313	$6,365,081	$6,011,466	$5,657,850	$7,779,544	$8,133,159	$8,486,775

Shares outstanding			475,004	475,004	475,004	475,004	475,004	475,004	475,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$14.89	$13.40	$12.66	$11.91	$16.38	$17.12	$17.87
Total Net Asset Value per Share as reported			$14.84
Change in the Net Asset Value per Share				$(1.49)	$(2.23)	$(2.98)	$1.49	$2.23	$2.98

Percent Change in the Net Asset Value per Share				-10.03%	-15.05%	-20.07%	10.03%	15.05%	20.07%

TAGS:

Holdings as of December 31, 2013	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Wheat Fund	30,987	$14.8379	$459,782	$413,804	$390,815	$367,826	$505,760	$528,749	$551,738
Teucrium Corn Fund	15,458	$30.6448	$473,707	$426,337	$402,651	$378,966	$521,078	$544,763	$568,449
Teucrium Soybean Fund	20,331	$22.9536	$466,670	$420,003	$396,669	$373,336	$513,337	$536,670	$560,004
Teucrium Sugar Fund	34,374	$14.1048	$484,838	$436,355	$412,113	$387,871	$533,322	$557,564	$581,806
Total value of shares of the Underlying Funds			$1,884,997	$1,696,498	$1,602,248	$1,507,998	$2,073,497	$2,167,747	$2,261,997

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$37.70	$33.93	$32.04	$30.16	$41.47	$43.35	$45.24
Total Net Asset Value per Share as reported			$37.93
Change in the Net Asset Value per Share				$(3.77)	$(5.65)	$(7.54)	$3.77	$5.65	$7.54

Percent Change in the Net Asset Value per Share				-9.94%	-14.91%	-19.88%	9.94%	14.91%	19.88%

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

The Dodd-Frank Act requires the CFTC, the SEC and the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (including many over-the-counter swaps). The proposed rules would require swap dealers and major swap participants to collect both variation and initial margin from their financial entity counterparties such as the Funds or Underlying Funds but would not require these swap dealers or major swap participants to post variation margin or initial margin to the Funds or Underlying Funds. In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not yet implemented any final rules.

For the year ended December 31, 2013, neither the Sponsor nor the Trust employed any hedging methods such as those described above as all of its investments were made over an exchange. Therefore, during such period, the Funds were not exposed to counterparty risk.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements for a list of the financial statements being filed herein.

The Sponsor, on behalf of the Teucrium Commodity Trust, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, the Trust believes that, as of December 31, 2013, the internal control over financial reporting is effective.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2013.

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

Management, including Dale Riker, Principal Executive Officer of the Sponsor, and Barbara Riker, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, Management believes that, as of December 31, 2013, the internal control over financial reporting is effective for the Trust and each Fund thereof. Rothstein Kass, the public accounting firm that audited the financial statements included herein, has issued an attestation report on the Trust and each Fund’s internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% a Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Fund’s Shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of a Fund.  For the year ended December 31, 2013, to the best knowledge of the Sponsor, all such filings have been made within these prescribed timeframes.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor.  The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust.  The Trust does not set the amount or form of any portion of, the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust, except for TAGS, is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets. The Sponsor has the right to elect to waive the management fee for any Fund; that election may be changed by the Sponsor.  For 2013, the Funds incurred $595,280 in management fees to the Sponsor. In addition to the management fee, each Fund reimburses the Sponsor for expenses related to the operation of the Fund.

Item 12. Security Ownership of Certain Beneficial Owners and Management

a.	Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of December 31, 2013, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust:

Name	Address	Series of the Trust	Amount and Nature of Beneficial Ownership	Percent of Class

Jane Street Options

Knight Capital Americas LP

Teucrium Agricultural Fund

Teucrium Agricultural Fund

The Ziegenfelder Co

Teucrium Agricultural Fund

Flow Traders US LLC

Susquehanna Capital Group

Knight Capital Americas LP

	New York, NY 10004 Jersey City, NJ 07310 Brattleboro, VT 05301 Brattleboro, VT 05301 Wheeling, WV 26003 Brattleboro, VT 05301 New York, NY 10036 Bala Cynwyd, PA 19004 Jersey City, NJ 07310	CRUD CRUD SOYB WEAT CANE CANE TAGS TAGS TAGS	5,100 common units 26,260 common units 20,331 common units 30,987 common units 15,000 common units 34,374 common units 11,279 common units 2,999 common units 27,563 common units	10.20% 52.52% 11.62% 6.52% 8.57% 19.64% 22.56% 6.00% 55.12%

b.	Security Ownership of Management. (as of December 31, 2013)

	Name and Position	Series of the Trust	Number Common Units	Nature of Beneficial Ownership
	Sal Gilbertie, President	CORN	401	Direct
	Sal Gilbertie, President	NAGS	4,500	Direct
	Sal Gilbertie, President	SOYB	100	Direct
	Sal Gilbertie, President	CRUD	500	Direct
	Dale Riker, CEO	NAGS	4,000	Indirect
	Dale Riker, CEO	TAGS	200	Indirect
	Carl Miller, Member	NAGS	200	Direct

c.	Change in Control. Neither the Sponsor not the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

Fees paid by the Trust for services performed by Rothstein Kass for the years ended December 31, 2013 and December 31, 2012 were:

	Years Ended
	December 31, 2013	December 31, 2012
Audit fees	$338,400	$346,500
Audit-related fees	-	-

Total	$338,400	$346,500

PART IV

Item 15. Exhibits and Financial Statements Schedules

 The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument Establishing the Fund. (3)

10.1	Form of Authorized Purchaser Agreement. (6)

10.2	Distribution Services Agreement. (1)

10.3	Amended and Restated Distribution Services Agreement. (4)

10.4	Amendment to Amended and Restated Distribution Services Agreement. (4)

10.5	Second Amendment to Amended and Restated Distribution Services Agreement (4)

10.6	Third Amendment to Amended and Restated Distribution Services Agreement (7)

10.7	Global Custody Agreement. (5)
76

10.8	Services Agreement. (5)

10.9	Transfer Agency and Service Agreement. (5)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (8)
31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (8)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as like-numbered exhibit to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on October 31, 2011 and incorporated by reference herein.

(5)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 3 to Registration Statement No. 333-162033, filed on March 29, 2010 and incorporated by reference herein.

(6)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-173691, filed on December 5, 2011.

(7)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-187463, filed on April 30, 2013

(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Dale Riker
Name:	Dale Riker
Title:	Chief Executive Officer

By:	/s/ Barbara Riker
Name:	Barbara Riker
Chief Financial Officer

Date: March 17, 2014

78

TEUCRIUM COMMODITY TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013

Index to Financial Statements

Documents	Page
TEUCRIUM COMMODITY TRUST

Report of Independent Registered Public Accounting Firm	82

Statements of Assets and Liabilities at December 31, 2013 and 2012	83

Schedule of Investments at December 31, 2013 and 2012	84

Statements of Operations for the years ended December 31, 2013, 2012 and 2011	86

Statements of Changes in Net Assets for the years ended December 31, 2013, 2012 and 2011	87

Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	88

Notes to Financial Statements	89

TEUCRIUM CORN FUND

Report of Independent Registered Public Accounting Firm	98

Statements of Assets and Liabilities at December 31, 2013 and 2012	99

Schedule of Investments at December 31, 2013 and 2012	100

Statements of Operations for the years ended December 31, 2013, 2012 and 2011	102

Statements of Changes in Net Assets for the years ended December 31, 2013, 2012 and 2011	103

Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	104

Notes to Financial Statements	105

TEUCRIUM NATURAL GAS FUND

Report of Independent Registered Public Accounting Firm	113

Statements of Assets and Liabilities at December 31, 2013 and 2012	114

Schedule of Investments at December 31, 2013 and 2012	115

Statements of Operations for the year ended December 31, 2013 and 2012 and from the commencement of operations (February 1, 2011) through December 31, 2011	117

Statements of Changes in Net Assets for the year ended December 31, 2013 and 2012 and from the commencement of operations (February 1, 2011) through December 31, 2011	118

Statements of Cash Flows for the year ended December 31, 2013 and 2012 and from the commencement of operations (February 1, 2011) through December 31, 2011	119

Notes to Financial Statements	120

TEUCRIUM WTI CRUDE OIL FUND

Report of Independent Registered Public Accounting Firm	128

Statements of Assets and Liabilities at December 31, 2013 and 2012	129

Schedule of Investments at December 31, 2013 and 2012	130

Statements of Operations for the year ended December 31, 2013 and 2012 and from the commencement of operations (February 23, 2011) through December 31, 2011	132

Statements of Changes in Net Assets for the year ended December 31, 2013 and 2012 and from the commencement of operations (February 23, 2011) through December 31, 2011	133

Statements of Cash Flows for the year ended December 31, 2013 and 2012 and from the commencement of operations (February 23, 2011) through December 31, 2011	134

Notes to Financial Statements	135

TEUCRIUM SOYBEAN FUND

Report of Independent Registered Public Accounting Firm	143

Statements of Assets and Liabilities at December 31, 2013 and 2012	144

Schedule of Investments at December 31, 2013 and 2012	145

Statements of Operations for the year ended December 31, 2013 and 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	147

Statements of Changes in Net Assets for the year ended December 31, 2013 and 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	148

Statements of Cash Flows for the year ended December 31, 2013 and 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	149

Notes to Financial Statements	150

TEUCRIUM SUGAR FUND

Report of Independent Registered Public Accounting Firm	158

Statements of Assets and Liabilities at December 31, 2013 and 2012	159

Schedule of Investments at December 31, 2013 and 2012	160

Statements of Operations for the year ended December 31, 2013 and 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	162

Statements of Changes in Net Assets for the year ended December 31, 2013 and 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	163

Statements of Cash Flows for the year ended December 31, 2013 and 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	164

Notes to Financial Statements	165

TEUCRIUM WHEAT FUND

Report of Independent Registered Public Accounting Firm	173

Statements of Assets and Liabilities at December 31, 2013 and 2012	174

Schedule of Investments at December 31, 2013 and 2012	175

Statements of Operations for the year ended December 31, 2013 and 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	176

Statements of Changes in Net Assets for the year ended December 31, 2013 and 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	178

Statements of Cash Flows for the year ended December 31, 2013 and 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011	179

Notes to Financial Statements	180

TEUCRIUM AGRICULTURAL FUND

Report of Independent Registered Public Accounting Firm	188

Statements of Assets and Liabilities at December 31, 2013 and 2012	189

Schedule of Investments at December 31, 2013 and 2012	190

Statements of Operations for the year ended December 31, 2013 and from the commencement of operations (March 28, 2012) through December 31, 2012	192

Statements of Changes in Net Assets for the year ended December 31, 2013 and from the commencement of operations (March 28, 2012) through December 31, 2012	193

Statements of Cash Flows for the year ended December 31, 2013 and from the commencement of operations (March 28, 2012) through December 31, 2012	194

Notes to Financial Statements	195

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Commodity Trust

We have audited the accompanying statements of assets and liabilities of Teucrium Commodity Trust (the “Trust”), including the schedules of investments, as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2013. We have also audited the Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Commodity Trust as of December 31, 2013 and 2012, and the results of its operations, changes in its net assets and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Rothstein Kass

/s/ Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM COMMODITY TRUST

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013	December 31, 2012
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$58,707,245	$52,575,291
Commodity futures contracts	171,580	133,384
Collateral, due from broker	11,768,320	7,004,263
Interest receivable	4,100	2,596
Other assets	382,782	365,076
Total assets	71,034,027	60,080,610

Liabilities

Commodity futures contracts	5,960,806	3,075,587
Collateral, due to broker	97,602	-
Management fee payable to Sponsor	53,100	50,632
Other liabilities	55,609	56,695
Total liabilities	6,167,117	3,182,914

Net assets	$64,866,910	$56,897,696

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets
Cash equivalents
Money market funds
Dreyfus Cash Management	$58,707,245	90.50%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (10 contracts, settlement date February 26, 2014)	$21,140	0.03%	$419,300
NYMEX natural gas futures (11 contracts, settlement date March 27, 2014)	17,400	0.03	451,550
NYMEX natural gas futures (11 contracts, settlement date September 26, 2014)	23,670	0.04	457,820
NYMEX natural gas futures (11 contracts, settlement date October 29, 2014)	21,840	0.03	462,440

United States WTI crude oil futures contracts
WTI crude oil futures (7 contracts, settlement date May 20, 2014)	61,910	0.10	680,960
WTI crude oil futures (7 contracts, settlement date November 20, 2014)	25,620	0.04	649,040
Total commodity futures contracts	$171,580	0.27%	$3,121,110

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (772 contracts, settlement date May 14, 2014)	$1,831,300	2.82%	$16,607,650
CBOT corn futures (652 contracts, settlement date July 14, 2014)	482,913	0.74	14,246,200
CBOT corn futures (739 contracts, settlement date December 12, 2014)	2,570,575	3.96	16,636,738

United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date November 20, 2015)	5,080	0.01	690,320

United States soybean futures contracts
CBOT soybean futures (22 contracts, settlement date March 14, 2014)	58,288	0.09	1,421,750
CBOT soybean futures (19 contracts, settlement date May 14, 2014)	4,775	0.01	1,213,150
CBOT soybean futures (25 contracts, settlement date November 14, 2014)	125,800	0.19	1,418,750

United States sugar futures contracts
ICE sugar futures (47 contracts, settlement date April 30, 2014)	60,827	0.09	871,718
ICE sugar futures (40 contracts, settlement date June 30, 2014)	38,976	0.06	749,504
ICE sugar futures (43 contracts, settlement date February 27, 2015)	83,597	0.13	854,840

United States wheat futures contracts
CBOT wheat futures (81 contracts, settlement date May 14, 2014)	208,100	0.32	2,478,600
CBOT wheat futures (69 contracts, settlement date July 14, 2014)	84,750	0.13	2,127,788
CBOT wheat futures (77 contracts, settlement date December 12, 2014)	405,825	0.63	2,465,925
Total commodity futures contracts	$5,960,806	9.18%	$61,782,933

			Shares
Exchange-traded funds
Teucrium Corn Fund	$473,707	0.73%	15,458
Teucrium Soybean Fund	466,670	0.72	20,331
Teucrium Wheat Fund	459,782	0.71	30,987
Teucrium Sugar Fund	484,838	0.75	34,374
Total exchange-traded funds (cost $2,585,338) owned by Teucrium Agricultural Fund	$1,884,997	2.91%

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

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (32 contracts, settlement date September 26, 2013)	$9,550	0.02%	$1,161,600

United States WTI crude oil futures contracts
WTI crude oil futures (6 contracts, settlement date November 20, 2013)	24,312	0.04	560,220
WTI crude oil futures (8 contracts, settlement date November 20, 2014)	20,560	0.04	733,040

United States soybean futures contracts
CBOT soybean futures (28 contracts, settlement date May 14, 2013)	40,775	0.07	1,958,950
CBOT soybean futures (36 contracts, settlement date November 14, 2013)	22,425	0.04	2,344,950

United States wheat futures contracts
CBOT wheat futures (32 contracts, settlement date December 13, 2013)	15,762	0.03	1,313,200
Total commodity futures contracts	$133,384	0.24%	$8,071,960

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures (377 contracts, settlement date May 14, 2013)	$1,341,775	2.36%	$13,199,712
CBOT corn futures (325 contracts, settlement date July 12, 2013)	413,700	0.73	11,330,313
CBOT corn futures (440 contracts, settlement date December 13, 2013)	458,300	0.81	13,194,500

United States natural gas futures contracts
NYMEX natural gas futures (34 contracts, settlement date February 26, 2013)	103,412	0.18	1,144,100
NYMEX natural gas futures (34 contracts, settlement date March 26, 2013)	61,967	0.11	1,157,020
NYMEX natural gas futures (31 contracts, settlement date October 29, 2013)	68,540	0.12	1,160,950

United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date May 21, 2013)	58,090	0.10	747,920

United States soybean futures contracts
CBOT soybean futures (33 contracts, settlement date March 14, 2013)	284,575	0.50	2,325,675

United States sugar futures contracts
ICE sugar futures (35 contracts, settlement date April 30, 2013)	38,629	0.07	768,320
ICE sugar futures (30 contracts, settlement date June 28, 2013)	11,189	0.02	663,264
ICE sugar futures (34 contracts, settlement date February 28, 2014)	28,560	0.05	783,686

United States wheat futures contracts
CBOT wheat futures (33 contracts, settlement date May 14, 2013)	166,925	0.29	1,299,787
CBOT wheat futures (28 contracts, settlement date July 12, 2013)	39,925	0.07	1,111,250
Total commodity futures contracts	$3,075,587	5.41%	$48,886,497

			Shares
Exchange-traded funds
Teucrium Corn Fund	$596,685	1.05%	13,458
Teucrium Soybean Fund	603,422	1.06	25,006
Teucrium Sugar Fund	628,110	1.10	35,274
Teucrium Wheat Fund	597,970	1.05	28,137
Total exchange-traded funds (cost $2,679,379) owned by Teucrium Agricultural Fund	$2,426,187	4.26%

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(12,841,479)	$9,926,700	$ 6,883,031
Net change in unrealized appreciation or depreciation on commodity futures contracts	(2,847,023)	(1,309,457)	(6,810,965)
Realized gain on securities	70	-	-
Interest income	30,327	67,112	64,422
Total (loss) income	(15,658,105)	8,684,355	136,488

Expenses
Management fees	595,280	814,143	1,045,578
Professional fees	1,129,128	547,549	505,611
Distribution and marketing fees	1,558,573	2,429,624	1,216,388
Custodian fees and expenses	147,860	409,780	344,965
Business permits and licenses fees	116,902	55,734	22,289
General and administrative expenses	267,730	347,938	48,908
Brokerage commissions	49,037	70,657	74,438
Other expenses	76,790	109,107	20,209
Total expenses	3,941,300	4,784,532	3,278,386
Net (loss) income	$(19,599,405)	$3,899,823	$ (3,141,898)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Operations
Net (loss) income	$(19,599,405)	$3,899,823	$(3,141,898)
Capital transactions
Issuance of shares	69,527,075	101,912,029	111,123,203
Change in cost of shares of the Underlying Funds acquired by Teucrium Agricultural Fund	94,041	(2,679,379)	-
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural Fund	(82,323)	(626,988)	-
Redemption of shares	(41,970,174)	(129,431,357)	(67,122,176)
Total capital transactions	27,568,619	(30,825,695)	44,001,027
Net change in net assets	7,969,214	(26,925,872)	40,859,129

Net assets, beginning of period	56,897,696	83,823,568	42,964,439

Net assets, end of period	$64,866,910	$56,897,696	$83,823,568

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net (loss) income	$(19,599,405)	$3,899,823	$(3,141,898)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	2,847,023	1,309,457	6,810,965
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural Fund excluded from net (loss) income	(82,323)	(626,988)	-
Changes in operating assets and liabilities:
Purchase and sale of Underlying Funds acquired by Teucrium Agricultural Fund	94,041	(2,679,379)	-
Collateral, due from broker	(4,764,057)	1,743,076	(8,747,339)
Interest receivable	(1,504)	13	2,637
Other assets	(17,706)	39,123	(391,673)
Collateral, due to broker	97,602	-	(1,496,045)
Management fee payable to Sponsor	2,468	(23,997)	40,301
Other liabilities	(1,086)	12,601	31,877
Net cash (used in) provided by operating activities	(21,424,947)	3,673,729	(6,891,175)

Cash flows from financing activities:
Proceeds from sale of Shares	69,527,075	101,912,029	111,123,203
Redemption of shares, net of payable for shares redeemed	(41,970,174)	(133,578,368)	(62,975,165)
Net cash provided by (used in) financing activities	27,556,901	(31,666,339)	48,148,038

Net change in cash and cash equivalents	6,131,954	(27,992,610)	41,256,863
Cash and cash equivalents, beginning of period	52,575,291	80,567,901	39,311,038
Cash and cash equivalents, end of period	$58,707,245	$52,575,291	$80,567,901

 The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Funds are subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2013, 2012 and 2011. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the years ended December 31, 2013, 2012 and 2011.

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

CRUD: 50,000 shares representing 2 baskets (at minimum level as of December 31, 2013 and 2012)

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets (at minimum level as of December 31, 2013 and 2012)

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Trust had a balance of $58,707,245 and $32,575,691 in money market funds at December 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  The Trust also had investments in United States Treasury Bills with a maturity of three months or less with a fair value of $19,999,600 on December 31, 2012.

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

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2012, there were approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the CORN, SOYB and WEAT in 2013. The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. As of December 31, 2013, the Sponsor had been reimbursed by CORN, a total of $410,000 of the $560,000; SOYB, a total of $47,200 of the $560,000; and WEAT, a total of $51,500 of the $560,000; the Sponsor will not seek reimbursement in 2014 for any residual balance which is deemed attributable to the operation of these Funds. For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

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

On December 31, 2013 and December 31, 2012, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

For portions of the three months ended September 30, 2013, the Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 (the "DEC14 Wheat Contracts") did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of September 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on September 30, 2013. In addition, for the three months ended June 30, 2013, the Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended June 30, 2013. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of June 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2013. All contracts traded in an active market for the quarter ended December 31, 2013.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Fund.

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

Note 3 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets and liabilities measured at fair value as of December 31, 2013 and 2012:

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$58,707,245	$-	$-	$58,707,245
Commodity futures contracts
Natural gas futures contracts	84,050	-	-	84,050
WTI crude oil futures contracts	87,530	-	-	87,530
Total	$58,878,825	$-	$-	$58,878,825

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts
Corn futures contracts	$4,884,788	$-	$-	$4,884,788
WTI crude oil futures contracts	5,080	-	-	5,080
Soybean futures contracts	188,863	-	-	188,863
Sugar futures contracts	183,400	-	-	183,400
Wheat futures contracts	698,675	-	-	698,675
Total	$5,960,806	$-	$-	$5,960,806

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$52,575,291	$-	$-	$52,575,291
Commodity futures contracts
Natural gas futures contracts	9,550	-	-	9,550
WTI crude oil futures contracts	44,872	-	-	44,872
Soybean futures contracts	63,200	-	-	63,200
Wheat futures contracts	15,762	-	-	15,762
Total	$52,708,675	$-	$-	$52,708,675

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts
Corn futures contracts	$2,213,775	$-	$-	$2,213,775
Natural gas futures contracts	233,919	-	-	233,919
WTI crude oil futures contracts	58,090	-	-	58,090
Soybean futures contracts	284,575	-	-	284,575
Sugar futures contracts	78,378	-	-	78,378
Wheat futures contracts	206,850	-	-	206,850
Total	$3,075,587	$-	$-	$3,075,587

Transfers into and out of each level of the fair value hierarchy for the JUL13 Corn Contracts, NOV14 Soybean Contracts, FEB15 Sugar Contracts, and the DEC14 Wheat Contracts, for the period from January 1, 2013 through December 31, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Corn future contracts	$1,010,962	$1,010,962	$1,010,962	$1,010,962	$-	$-
Soybean future contracts	6,850	6,850	6,850	6,850	-	-
Sugar future contracts	62,082	62,082	62,082	62,082	-	-
Wheat future contracts	448,125	448,125	448,125	448,125	-	-
Total	$1,528,019	$1,528,019	$1,528,019	$1,528,019	$-	$-

For the year ended December 31, 2012, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts. For the years ended December 31, 2013, 2012 and 2011, the Funds invested only in commodity futures contracts specifically related to each Fund. Cleared Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Commodity Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Interests, can generally be structured as the parties to the Commodity Interest contract desire.  Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of December 31, 2013 and December 31, 2012.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Natural gas futures contracts	$84,050	$-	$84,050	$-	$74,157	$9,893
WTI crude oil futures contracts	87,530	-	87,530	5,080	23,445	59,005

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$4,884,788	$-	$4,884,788	$-	$4,884,788	$-
WTI crude oil futures contracts	5,080	-	5,080	5,080	-	-
Soybean futures contracts	188,863	-	188,863	-	188,863	-
Sugar futures contracts	183,400	-	183,400	-	183,400	-
Wheat futures contracts	698,675	-	698,675	-	698,675	-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Natural gas futures contracts	$9,550	$-	$9,550	$9,550	$-	$-
WTI crude oil futures contracts	44,872	-	44,872	44,872	-	-
Soybean futures contracts	63,200	-	63,200	63,200	-	-
Wheat futures contracts	15,762	-	15,762	15,762	-	-
95

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$2,213,775	$-	$2,213,775	$-	$2,213,775	$-
Natural gas futures contracts	233,919	-	233,919	9,550	224,369	-
WTI crude oil futures contracts	58,090	-	58,090	44,872	13,218	-
Soybean futures contracts	284,575	-	284,575	63,200	221,375	-
Sugar futures contracts	78,378	-	78,378	-	78,378	-
Wheat futures contracts	206,850	-	206,850	15,762	191,088	-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Year ended December 31, 2013

	Realized Loss on	Net Change in Unrealized (Loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$(10,581,838)	$(2,671,013)
Natural gas futures contracts	(250,149)	308,419
WTI crude oil futures contracts	(10,798)	95,668
Soybean futures contracts	(43,450)	32,512
Sugar futures contracts	(400,994)	(105,022)
Wheat futures contracts	(1,554,250)	(507,587)
Total commodity futures contracts	$(12,841,479)	$(2,847,023)

Year ended December 31, 2012

	Realized Gain (Loss) on	Net Change in Unrealized (Loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$11,440,433	$(1,430,660)
Natural gas futures contracts	(828,012)	378,071
WTI crude oil futures contracts	(8,348)	(129,192)
Soybean futures contracts	26,281	(66,706)
Sugar futures contracts	(727,394)	59,820
Wheat futures contracts	23,740	(120,790)
Total commodity futures contracts	$9,926,700	$(1,309,457)

Year ended December 31, 2011

	Realized Gain (Loss) on	Net Change in Unrealized (Loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$7,937,425	$(5,961,334)
Natural gas futures contracts	(541,020)	(602,440)
WTI crude oil futures contracts	(162,359)	115,974
Soybean futures contracts	(140,281)	(154,669)
Sugar futures contracts	(35,874)	(138,198)
Wheat futures contracts	(174,860)	(70,298)
Total commodity futures contracts	$6,883,031	$(6,810,965)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk are included in the schedule of investments as of December 31, 2013 and December 31, 2012.

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

For the period January 1, 2014 through March 17, 2014, the following subsequent events transpired for each of the series of the Trust:

CORN: From December 31, 2013 through March 9, 2014, the Shares Outstanding for the Fund has increased from 1,550,004 to 3,825,004; this represents a 146.77% increase. This increase in shares, in conjunction with a 10.12% increase in the NAV, has resulted in an increase in Total Net Assets of $81,568,144 or 171.72%.

NAGS: From December 31, 2013 through March 9, 2014, the NAV of the Fund has increased from $11.82 to $13.69; this represents a 15.82% increase. This increase in the NAV was driven by an increase in price of the underlying commodity. This increase in the NAV has resulted in an increase in Total Net Assets of $280,530 or 15.82%.

CRUD: Nothing to Report

SOYB: Nothing to Report

CANE: From December 31, 2013 through March 9, 2014, the Shares Outstanding for the Fund has increased from 175,004 to 200,004; this represents a 14.29% increase. This increase in shares, in conjunction with an 8.09% increase in the NAV, has resulted in an increase in Total Net Assets of $579,397 or 23.47%.

WEAT: From December 31, 2013 through March 9, 2014, the Shares Outstanding for the Fund has increased from 475,004 to 825,004; this represents a 73.68% increase. This increase in shares, in conjunction with a 5.32% increase in the NAV, has resulted in an increase in Total Net Assets of $5,844,647 or 82.93%.

TAGS: Nothing to Report

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Corn Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Corn Fund (the “Fund”), including the schedules of investments, as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Fund’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Fund’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Corn Fund as of December 31, 2013 and 2012, and the results of its operations, changes in its net assets and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Rothstein Kass

/s/ Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013	December 31, 2012
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$42,405,220	$34,631,982
Collateral, due from broker	9,852,213	5,106,775
Interest receivable	2,976	1,376
Other assets	214,631	242,407
Total assets	52,475,040	39,982,540

Liabilities

Commodity futures contracts	4,884,788	2,213,775
Management fee payable to Sponsor	41,846	36,444
Other liabilities	48,786	45,809
Total liabilities	4,975,420	2,296,028

Net assets	$47,499,620	$37,686,512

Shares outstanding	1,550,004	850,004

Net asset value per share	$30.64	$44.34

Market value per share	$30.58	$44.32

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

	Fair	Percentage of
Description: Assets	Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management	$42,405,220	89.27%

	Fair	Percentage of	Notional Amount
Description: Liabilities	Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (772 contracts, settlement date May 14, 2014)	$1,831,300	3.86%	$16,607,650
CBOT corn futures (652 contracts, settlement date July 14, 2014)	482,913	1.02	14,246,200
CBOT corn futures (739 contracts, settlement date December 12, 2014)	2,570,575	5.41	16,636,738
Total commodity futures contracts	$4,884,788	10.29%	$47,490,588

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair	Percentage of	Principal
Description: Assets	Value	Net Assets	Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.090%, due January 17, 2013	$9,999,930	26.53%	$10,000,000
U.S. Treasury bills, 0.090%, due February 14, 2013	9,999,670	26.53	10,000,000
Total U.S. Treasury obligations	19,999,600	53.06

Money market funds
Dreyfus Cash Management Plus	14,632,382	38.83

Total cash equivalents	$34,631,982	91.89%

	Fair	Percentage of	Notional Amount
Description: Liabilities	Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures (377 contracts, settlement date May 14, 2013)	$1,341,775	3.56%	$13,199,712
CBOT corn futures (325 contracts, settlement date July 12, 2013)	413,700	1.10	11,330,313
CBOT corn futures (440 contracts, settlement date December 13, 2013)	458,300	1.21	13,194,500
Total commodity futures contracts	$2,213,775	5.87%	$37,724,525

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(10,581,838)	$11,440,433	$7,937,425
Net change in unrealized appreciation or depreciation on commodity futures contracts	(2,671,013)	(1,430,660)	(5,961,334)
Interest income	20,740	53,398	59,934
Realized gain on securities	70	-	-
Total (loss) income	(13,232,041)	10,063,171	2,036,025

Expenses
Management fees	432,770	659,294	983,260
Professional fees	820,800	353,887	413,452
Distribution and marketing fees	1,259,490	1,918,679	846,475
Custodian fees and expenses	129,196	129,549	129,195
Business permits and licenses fees	80,950	32,457	11,551
General and administrative expenses	214,425	259,060	38,458
Brokerage commissions	40,715	56,148	71,679
Other expenses	58,745	86,371	14,048
Total expenses	3,037,091	3,495,445	2,508,118
Net (loss) income	$(16,269,132)	$6,567,726	$(472,093)

Net (loss) income per share	$(13.70)	$2.42	$2.86
Net (loss) income per weighted average share	$(13.91)	$4.36	$(0.21)
Weighted average shares outstanding	1,169,662	1,506,835	2,244,936

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Operations
Net (loss) income	$(16,269,132)	$6,567,726	$(472,093)
Capital transactions
Issuance of Shares	59,350,451	51,752,168	92,546,004
Redemption of Shares	(33,268,211)	(91,901,903)	(63,769,329)
Total capital transactions	26,082,240	(40,149,735)	28,776,675
Net change in net assets	9,813,108	(33,582,009)	28,304,582

Net assets, beginning of period	37,686,512	71,268,521	42,963,939

Net assets, end of period	$47,499,620	$37,686,512	$71,268,521

Net asset value per share at beginning of period	$44.34	$41.92	$39.06

At end of period	$30.64	$44.34	$41.92

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net (loss) income	$(16,269,132)	$6,567,726	$(472,093)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	2,671,013	1,430,660	5,961,334
Changes in operating assets and liabilities:
Collateral, due from broker	(4,745,438)	1,803,777	(6,910,552)
Interest receivable	(1,600)	710	3,160
Other assets	27,776	100,452	(330,333)
Collateral, due to broker	-	-	(1,496,045)
Management fee payable to Sponsor	5,402	(27,979)	30,095
Other liabilities	2,977	31,046	2,546
Net cash (used in) provided by operating activities	(18,309,002)	9,906,392	(3,211,888)

Cash flows from financing activities:
Proceeds from sale of Shares	59,350,451	51,752,168	92,546,004
Redemption of Shares	(33,268,211)	(96,048,914)	(59,622,318)
Net cash provided by (used in) financing activities	26,082,240	(44,296,746)	32,923,686

Net change in cash and cash equivalents	7,773,238	(34,390,354)	29,711,798
Cash and cash equivalents, beginning of period	34,631,982	69,022,336	39,310,538
Cash and cash equivalents, end of period	$42,405,220	$34,631,982	$69,022,336

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2013, 2012 and 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $42,405,220 and $14,632,382 in money market funds at December 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund held $19,999,600 in United States Treasury Bills with a maturity date of three months or less at December 31, 2012; this balance is included in cash and cash equivalents on the statements of assets and liabilities.

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

The following table presents information about the sponsor fee and allocation of expenses for the years ended December 31, 2013, 2012 and 2011.

	Year ended	Year ended	Year ended
Expenses	December 31, 2013	December 31, 2012	December 31, 2011
Management Fee to the Sponsor	$432,770	$659,294	$983,260
Expenses by the Fund	$3,037,091	$3,495,445	$2,508,118
Expenses Paid by the Sponsor	$-	$124,000	$-
Waived Management Fee	$-	$-	$-

The following table presents information about the sponsor fee and allocation of expenses for the three months ended December 31, 2013, 2012 and 2011.

	Three months ended	Three months ended	Three months ended
Expenses	December 31, 2013	December 31, 2012	December 31, 2011
Management Fee to the Sponsor	$125,760	$125,142	$229,383
Expenses by the Fund	$850,625	$854,330	$886,399
Expenses Paid by the Sponsor	$-	$-	$-
Waived Management Fee	$-	$-	$-

For the year ended December 31, 2012, there was also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013.  The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. As of December 31, 2013, the Sponsor had been reimbursed by CORN, a total of $410,000 of the $560,000; the Sponsor will not seek reimbursement in 2014 for any residual balance which is deemed attributable to the operation of the Fund. For the year ended December 31, 2014, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

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

On December 31, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Fund.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2013 and December 31, 2012:

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$42,405,220	$-	$-	$42,405,220

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$4,884,788	$-	$-	$4,884,788

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$34,631,982	$-	$-	$34,631,982

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$2,213,775	$-	$-	$2,213,775

Transfers into and out of each level of the fair value hierarchy for the JUL13 Corn Contracts, for the period from January 1, 2013 through December 31, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Corn future contracts	$1,010,962	$1,010,962	$1,010,962	$1,010,962	$-	$-

For the year ended December 31, 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts. For the years ended December 31, 2013, 2012 and 2011 the Fund invested only in commodity futures contracts and Cleared Corn Swaps. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire. Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of December 31, 2013 and December 31, 2012.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$4,884,788	$-	$4,884,788	$-	$4,884,788	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$2,213,775	$-	$2,213,775	$-	$2,213,775	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Year ended December 31, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$(10,581,838)	$(2,671,013)

Year ended December 31, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$11,440,433	$(1,430,660)

Year ended December 31, 2011

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$7,937,425	$(5,961,334)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of December 31, 2013 and December 31, 2012.

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the years ended December 31, 2013, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
Per Share Operation Performance	December 31, 2013	December 31, 2012	December 31, 2011
Net asset value at beginning of period	$44.34	$41.92	$39.06
Income from investment operations:
Investment income	0.02	0.04	0.03
Net realized and unrealized (loss) gain on commodity futures contracts	(11.12)	4.70	3.95
Total expenses	(2.60)	(2.32)	(1.12)
Net (decrease) increase in net asset value	(13.70)	2.42	2.86
Net asset value at end of period	$30.64	$44.34	$41.92
Total Return	(30.90)%	5.77%	7.32%
Ratios to Average Net Assets
Total expense	7.01%	5.31%	2.55%
Net investment loss	(6.96)%	(5.23)%	(2.49)%

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

The following table presents information about the sponsor fee and allocation of expenses for the years ended December 31, 2013, 2012 and 2011.

	Year ended	Year ended	Year ended
Expenses	December 31, 2013	December 31, 2012	December 31, 2011
Management Fee to the Sponsor	$432,770	$659,294	$983,260
Expenses by the Fund	$3,037,091	$3,495,445	$2,508,118
Expenses Paid by the Sponsor	$-	$124,000	$-
Waived Management Fee	$-	$-	$-

For the year ended December 31, 2012, there was also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013.  The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. As of December 31, 2013, the Sponsor had been reimbursed by CORN, a total of $410,000 of the $560,000; the Sponsor will not seek reimbursement in 2014 for any residual balance which is deemed attributable to the operation of the Fund. For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Corn Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012.

	First	Second	Third	Fourth
	Quarter 2013	Quarter 2013	Quarter 2013	Quarter 2013
Total Loss	$(2,462,883)	$(1,815,942)	$(5,484,081)	$(3,469,135)
Total Expenses	673,927	675,057	837,482	850,625
Net Loss	$(3,136,810)	$(2,490,999)	$(6,321,563)	$(4,319,760)
Net Loss per share	$(3.34)	$(2.30)	$(5.25)	$(2.81)

	First	Second	Third	Fourth
	Quarter 2012	Quarter 2012	Quarter 2012	Quarter 2012
Total (Loss) Income	$(3,568,540)	$3,917,888	$12,998,376	$(3,284,553)
Total Expenses	887,559	824,260	929,296	854,330
Net (Loss) Income	$(4,456,099)	$3,093,628	$12,069,080	$(4,138,883)
Net (Loss) Income per share	$(2.75)	$2.85	$6.38	$(4.06)

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

From December 31, 2013 through March 9, 2014, the Shares Outstanding for the Fund has increased from 1,550,004 to 3,825,004; this represents a 146.77% increase. This increase in shares, in conjunction with a 10.12% increase in the NAV, has resulted in an increase in Total Net Assets of $81,568,144 or 171.72%.

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Natural Gas Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Natural Gas Fund (the “Fund”), including the schedules of investments, as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets and cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from February 1, 2011 (commencement of operations) through December 31, 2011. We also have audited the Fund’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Fund’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Natural Gas Fund as of December 31, 2013 and 2012, and the results of its operations, changes in its net assets and its cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from February 1, 2011 (commencement of operations) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Rothstein Kass

/s/ Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013	December 31, 2012
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$1,752,722	$4,476,336
Commodity futures contracts	84,050	9,550
Collateral, due from broker	-	367,374
Interest receivable	126	305
Other assets	12,337	10,989
Total assets	1,849,235	4,864,554

Liabilities

Commodity futures contracts	-	233,919
Collateral, due to broker	74,157	-
Management fee payable to Sponsor	1,671	4,046
Other liabilities	152	968
Total liabilities	75,980	238,933

Net assets	$1,773,255	$4,625,621

Shares outstanding	150,004	400,004

Net asset value per share	$11.82	$11.56

Market value per share	$12.00	$11.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management	$1,752,722	98.84%

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures (10 contracts, settlement date February 26, 2014)	$21,140	1.19%	$419,300
NYMEX natural gas futures (11 contracts, settlement date March 27, 2014)	17,400	0.98	451,550
NYMEX natural gas futures (11 contracts, settlement date September 26, 2014)	23,670	1.34	457,820
NYMEX natural gas futures (11 contracts, settlement date October 29, 2014)	21,840	1.23	462,440
Total commodity futures contracts	$84,050	4.74%	$1,791,110

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

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF OPERATIONS

			From the commencement of
	Year ended	Year ended	operations (February 1, 2011)
	December 31, 2013	December 31, 2012	through December 31, 2011
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(250,149)	$(828,012)	$(541,020)
Net change in unrealized appreciation or depreciation on commodity futures contracts	308,419	378,071	(602,440)
Interest income	1,807	2,389	1,369
Total income (loss)	60,077	(447,552)	(1,142,091)

Expenses
Management fees	34,958	18,038	2,782
Professional fees	10,838	5,253	52,608
Distribution and marketing fees	1,479	11,808	110,596
Custodian fees and expenses	2,805	4,444	63,922
Business permits and licenses fees	-	142	4,579
General and administrative expenses	324	4,575	2,213
Brokerage commissions	1,057	917	532
Other expenses	(74)	510	2
Total expenses	51,387	45,687	237,234
Net income (loss)	$8,690	$(493,239)	$(1,379,325)

Net income (loss) per share	$0.26	$(2.25)	$(11.19)
Net income (loss) per weighted average share	$0.03	$(1.92)	$(12.74)
Weighted average shares outstanding	299,867	256,971	108,238

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CHANGES IN NET ASSETS

			From the commencement of
	Year ended	Year ended	operations (February 1, 2011)
	December 31, 2013	December 31, 2012	through December 31, 2011
Operations
Net income (loss)	$8,690	$(493,239)	$(1,379,325)
Capital transactions
Issuance of Shares	—	3,737,493	5,000,000
Redemption of Shares	(2,861,056)	—	(2,239,408)
Total capital transactions	(2,861,056)	3,737,493	2,760,592
Net change in net assets	(2,852,366)	3,244,254	1,381,267

Net assets, beginning of period	4,625,621	1,381,367	100

Net assets, end of period	$1,773,255	$4,625,621	$1,381,367
Net asset value per share at beginning of period	$11.56	$13.81	$25.00

At end of period	$11.82	$11.56	$13.81

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CASH FLOWS

			From the commencement of
	Year ended	Year ended	operations (February 1, 2011)
	December 31, 2013	December 31, 2012	through December 31, 2011
Cash flows from operating activities:
Net income (loss)	$8,690	$(493,239)	$(1,379,325)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(308,419)	(378,071)	602,440
Changes in operating assets and liabilities:
Collateral, due from broker	367,374	333,199	(700,573)
Interest receivable	179	(248)	(57)
Other assets	(1,348)	1,819	(12,808)
Collateral, due to broker	74,157	-	-
Management fee payable to Sponsor	(2,375)	4,046	-
Other liabilities	(816)	(5,822)	6,790
Net cash provided by (used in) operating activities	137,442	(538,316)	(1,483,533)

Cash flows from financing activities:
Proceeds from sale of Shares	-	3,737,493	5,000,000
Redemption of Shares	(2,861,056)	-	(2,239,408)
Net cash (used in) provided by financing activities	(2,861,056)	3,737,493	2,760,592

Net change in cash and cash equivalents	(2,723,614)	3,199,177	1,277,059
Cash and cash equivalents, beginning of period	4,476,336	1,277,159	100
Cash and cash equivalents, end of period	$1,752,722	$4,476,336	$1,277,159

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2013, 2012 and from the commencement of operations (February 1, 2011) through December 31, 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended December 31, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $1,752,722 and $4,476,336 in money market funds on December 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

The following table presents information about the sponsor fee and allocation of expenses for the years ended December 31, 2013, 2012 and from the commencement of operations (February 1, 2011) through December 31, 2011.

			From the commencement of
	Year ended	Year ended	operations (February 1, 2011)
Expenses	December 31, 2013	December 31, 2012	through December 31, 2011
Management Fee to the Sponsor	$34,958	$18,038	$2,782
Expenses by the Fund	$51,387	$45,687	$237,234
Expenses Paid by the Sponsor	$65,200	$19,200	$24,000
Waived Management Fee	$-	$13,000	$18,000

The following table presents information about the sponsor fee and allocation of expenses for the three months ended December 31, 2013, 2012 and 2011.

	Three months ended	Three months ended	Three months ended
Expenses	December 31, 2013	December 31, 2012	December 31, 2011
Management Fee to the Sponsor	$6,960	$12,205	$-
Expenses by the Fund	$10,274	$17,864	$13,766
Expenses Paid by the Sponsor	$11,500	$9,400	$-
Waived Management Fee	$-	$-	$4,300

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

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

On December 31, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the Natural Gas Futures Contracts traded on the NYMEX fairly reflected the value of the Natural Gas Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Fund.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2013 and December 31, 2012:

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$1,752,722	$-	$-	$1,752,722
Commodity futures contracts	84,050	-	-	84,050
Total	$1,836,772	$-	$-	$1,836,772

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$4,476,336	$-	$-	$4,476,336
Commodity futures contracts	9,550	-	-	9,550
Total	$4,485,886	$-	$-	$4,485,886

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$233,919	$-	$-	$233,919

During the year ended December 31, 2013 and 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the years ended December 31, 2013, 2012, and from the commencement of operations (February 1, 2011) through December 31, 2011, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of December 31, 2013 and December 31, 2012.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Natural gas futures contracts	$84,050	$-	$84,050	$-	$74,157	$9,893

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Natural gas futures contracts	$9,550	$-	$9,550	$9,550	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Natural gas futures contracts	$233,919	$-	$233,919	$9,550	$224,369	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Year ended December 31, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(250,149)	$308,419

Year ended December 31, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(828,012)	$378,071

From the commencement of operations (February 1, 2011) through December 31, 2011

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(541,020)	$(602,440)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of December 31, 2013 and December 31, 2012.

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the years ended December 31, 2013, 2012, and from commencement of operations (February 1, 2011) through December 31, 2011. This information has been derived from information presented in the financial statements.

			From the commencement of
	Year ended	Year ended	operations (February 1, 2011)
Per Share Operation Performance	December 31, 2013	December 31, 2012	through December 31, 2011
Net asset value at beginning of period	$11.56	$13.81	$25.00
Income from investment operations:
Investment income	0.01	0.01	0.01
Net realized and unrealized gain on commodity futures contracts	0.42	(2.08)	(9.01)
Total expenses	(0.17)	(0.18)	(2.19)
Net increase in net asset value	0.26	(2.25)	(11.19)
Net asset value at end of period	$11.82	$11.56	$13.81
Total Return	2.25%	(16.29)%	(44.76)%
Ratios to Average Net Assets
Total expense	1.47%	1.48%	11.59%
Net investment loss	(1.42)%	(1.41)%	(11.52)%

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

The following table presents information about the sponsor fee and allocation of expenses for the years ended December 31, 2013, 2012 and from the commencement of operations (February 1, 2011) through December 31, 2011.

			From the commencement of
	Year ended	Year ended	operations (February 1, 2011)
Expenses	December 31, 2013	December 31, 2012	through December 31, 2011
Management Fee to the Sponsor	$34,958	$18,038	$2,782
Expenses by the Fund	$51,387	$45,687	$237,234
Expenses Paid by the Sponsor	$65,200	$19,200	$24,000
Waived Management Fee	$-	$13,000	$18,000

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Natural Gas Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012.

	First	Second	Third	Fourth
	Quarter 2013	Quarter 2013	Quarter 2013	Quarter 2013
Total Income (Loss)	$382,298	$(416,068)	$(59,346)	$153,193
Total Expenses	14,930	13,739	12,444	10,274
Net Income (Loss)	$367,368	$(429,807)	$(71,790)	$142,919
Net Income (Loss) per share	$1.04	$(1.43)	$(0.24)	$0.89

	First	Second	Third	Fourth
	Quarter 2012	Quarter 2012	Quarter 2012	Quarter 2012
Total (Loss) Income	$(371,475)	$134,345	$239,893	$(450,315)
Total Expenses	5,796	8,942	13,085	17,864
Net (Loss) Income	$(377,271)	$125,403	$226,808	$(468,179)
Net (Loss) Income per share	$(2.79)	$0.81	$0.76	$(1.03)

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

From December 31, 2013 through March 9, 2014, the NAV of the Fund has increased from $11.82 to $13.69; this represents a 15.82% increase. This increase in the NAV was driven by an increase in price of the underlying commodity. This increase in the NAV has resulted in an increase in Total Net Assets of $280,530 or 15.82%.

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium WTI Crude Oil Fund

We have audited the accompanying statements of assets and liabilities of Teucrium WTI Crude Oil Fund (the “Fund”), including the schedules of investments, as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets and cash flows for the for each of the years in the two-year period ended December 31, 2013 and for the period from February 23, 2011 (commencement of operations) through December 31, 2011. We also have audited the Fund’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Fund’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium WTI Crude Oil Fund as of December 31, 2013 and 2012, and the results of its operations, changes in its net assets and its cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from February 23, 2011 (commencement of operations) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Rothstein Kass

/s/ Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013	December 31, 2012
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$1,962,616	$1,845,910
Commodity futures contracts	87,530	44,872
Collateral, due from broker	-	137,328
Interest receivable	131	123
Other assets	27,546	26,866
Total assets	2,077,823	2,055,099

Liabilities

Commodity futures contracts	5,080	58,090
Collateral, due to broker	23,445	-
Management fee payable to Sponsor	-	1,626
Other liabilities	170	1,636
Total liabilities	28,695	61,352

Net assets	$2,049,128	$1,993,747

Shares outstanding	50,002	50,002

Net asset value per share	$40.98	$39.87

Market value per share	$40.34	$38.53

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents

Money market funds
Dreyfus Cash Management	$1,962,616	95.78%

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (7 contracts, settlement date May 20, 2014)	$61,910	3.02%	$680,960
WTI crude oil futures (7 contracts, settlement date November 20, 2014)	25,620	1.25	649,040
Total commodity futures contracts	$87,530	4.27%	$1,330,000

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures (8 contracts, settlement date November 20, 2015)	$5,080	0.25%	$690,320

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

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF OPERATIONS

			From the commencement of
	Year ended	Year ended	operations (February 23, 2011)
	December 31, 2013	December 31, 2012	through December 31, 2011
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(10,798)	$(8,348)	$(162,359)
Net change in unrealized appreciation or depreciation on commodity futures contracts	95,668	(129,192)	115,974
Interest income	923	2,173	2,260
Total income (loss)	85,793	(135,367)	(44,125)

Expenses
Management fees	-	26,649	44,127
Professional fees	28,653	10,325	39,551
Business permits and licenses fees	1,868	61,111	259,317
Distribution and marketing fees	(24)	63,574	110,436
Custodian fees and expenses	(2)	790	6,159
General and administrative expenses	(1)	4,068	8,237
Brokerage commissions	(81)	560	636
Other expenses	(1)	353	6,159
Total expenses	30,412	167,430	474,622
Net income (loss)	$55,381	$(302,797)	$(518,747)

Net income (loss) per share	$1.11	$(4.58)	$(5.55)
Net income (loss) per weighted average share	$1.11	$(4.86)	$(4.68)
Weighted average shares outstanding	50,002	62,297	110,739

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CHANGES IN NET ASSETS

			From the commencement of
	Year ended	Year ended	operations (February 23, 2011)
	December 31, 2013	December 31, 2012	through December 31, 2011
Operations
Net income (loss)	$55,381	$(302,797)	$(518,747)
Capital transactions
Issuance of Shares	-	-	6,077,099
Redemption of Shares	-	(2,148,469)	(1,113,439)
Total capital transactions	-	(2,148,469)	4,963,660
Net change in net assets	55,381	(2,451,266)	4,444,913

Net assets, beginning of period	1,993,747	4,445,013	100

Net assets, end of period	$2,049,128	$1,993,747	$4,445,013
Net asset value per share at beginning of period	$39.87	$44.45	$50.00

At end of period	$40.98	$39.87	$44.45

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CASH FLOWS

			From the commencement of
	Year ended	Year ended	operations (February 23, 2011)
	December 31, 2013	December 31, 2012	through December 31, 2011
Cash flows from operating activities:
Net income (loss)	$55,381	$(302,797)	$(518,747)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(95,668)	129,192	(115,974)
Changes in operating assets and liabilities:
Collateral, due from broker	137,328	20,463	(157,791)
Interest receivable	(8)	92	(215)
Other assets	(680)	21,666	(48,532)
Collateral, due to broker	23,445	-	-
Management fee payable to Sponsor	(1,626)	(3,032)	4,658
Other liabilities	(1,466)	(11,115)	12,751
Net cash provided by (used in) operating activities	116,706	(145,531)	(823,850)

Cash flows from financing activities:
Proceeds from sale of Shares	-	-	6,077,099
Redemption of Shares	-	(2,148,469)	(1,113,439)
Net cash (used in) provided by financing activities	-	(2,148,469)	4,963,660

Net change in cash and cash equivalents	116,706	(2,294,000)	4,139,810
Cash and cash equivalents, beginning of period	1,845,910	4,139,910)	100
Cash and cash equivalents, end of period	$1,962,616	$1,845,910	$4,139,910

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2013, 2012 and from the commencement of operations (February 23, 2011) through December 31, 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2013 and 2012.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares. Effective May 18, 2012, the Fund had a minimum number of shares and this situation continued through December 31, 2013. No redemptions can be made until additional shares are created.

 Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $1,962,616 and $1,845,910 in money market funds at December 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

The following table presents information about the sponsor fee and allocation of expenses for the years ended December 31, 2013, 2012 and from the commencement of operations (February 23, 2011) through December 31, 2011.

			From the commencement of
	Year ended	Year ended	operations (February 23, 2011)
Expenses	December 31, 2013	December 31, 2012	through December 31, 2011
Management Fee to the Sponsor	$-	$26,649	$44,127
Expenses by the Fund	$30,412	$167,430	$474,622
Expenses Paid by the Sponsor	$49,400	$35,600	$-
Waived Management Fee	$20,300	$-	$-

The following table presents information about the sponsor fee and allocation of expenses for the three months ended December 31, 2013, 2012 and 2011.

	Three months ended	Three months ended	Three months ended
Expenses	December 31, 2013	December 31, 2012	December 31, 2011
Management Fee to the Sponsor	$-	$4,880	$13,521
Expenses by the Fund	$7,737	$9,535	$173,732
Expenses Paid by the Sponsor	$10,100	$7,700	$-
Waived Management Fee	$5,100	$-	$-

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

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

On December 31, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the WTI Crude Oil Futures Contracts traded on the NYMEX fairly reflected the value of the WTI Crude Oil Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Fund.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2013 and December 31, 2012:

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$1,962,616	$-	$-	$1,962,616
Commodity futures contracts	87,530	-	-	87,530
Total	$2,050,146	$-	$-	$2,050,146

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$5,080	$-	$-	$5,080

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$1,845,910	$-	$-	$1,845,910
Commodity futures contracts	44,872	-	-	44,872
Total	$1,890,782	$-	$-	$1,890,782

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$58,090	$-	$-	$58,090

During the years ended December 31, 2013 and 2012 and from the commencement of operations (February 23, 2011) through December 31, 2011, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the years ended December 31, 2013, 2012 and from the commencement of operations (February 23, 2011) through December 31, 2011, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of December 31, 2013 and December 31, 2012.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
WTI crude oil futures contracts	$87,530	$-	$87,530	$5,080	$23,445	$59,005

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
WTI crude oil futures contracts	$5,080	$-	$5,080	$5,080	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

		Offset in the	Presented in the
	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
WTI crude oil futures contracts	$44,872	$-	$44,872	$44,872	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
WTI crude oil futures contracts	$58,090	$-	$58,090	$44,872	$13,218	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Year ended December 31, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(10,798)	$95,668

Year ended December 31, 2012

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(8,348)	$(129,192)

From the commencement of operations (February 23, 2011) to December 31, 2011

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(162,359)	$115,974

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of December 31, 2013 and December 31, 2012

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the years ended December 31, 2013 and 2012 and for the period from the commencement of operations (February 23, 2011) through December 31, 2011. This information has been derived from information presented in the financial statements.

			From the commencement of
	Year ended	Year ended	operations (February 23, 2011)
Per Share Operation Performance	December 31, 2013	December 31, 2012	through December 31, 2011
Net asset value at beginning of period	$39.87	$44.45	$50.00
Income from investment operations:
Investment income	0.02	0.04	0.02
Net realized and unrealized gain (loss) on commodity futures contracts	1.70	(1.93)	(1.28)
Total expenses	(0.61)	(2.69)	(4.29)
Net increase (decrease) in net asset value	1.11	(4.58)	$(5.55)
Net asset value at end of period	$40.98	$39.87	44.45
Total Return	2.78%	(10.33)%	(11.10)%
Ratios to Average Net Assets
Total expense	1.50%	6.28%	10.76%
Net investment loss	(1.45)%	(6.20)%	(10.71)%

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

The following table presents information about the sponsor fee and allocation of expenses for the years ended December 31, 2013, 2012 and from the commencement of operations (February 23, 2011) through December 31, 2011.

			From the commencement of
	Year ended	Year ended	operations (February 23, 2011)
Expenses	December 31, 2013	December 31, 2012	through December 31, 2011
Management Fee to the Sponsor	$-	$26,649	$44,127
Expenses by the Fund	$30,412	$167,430	$474,622
Expenses Paid by the Sponsor	$49,400	$35,600	$-
Waived Management Fee	$20,300	$-	$-

Effective January 1, 2013, the Sponsor initiated daily expense accruals, including any accruals for the management fee, equal to 1.5% of total net assets for the Fund on an annual basis. For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

Note 6 - Quarterly Financial Data (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations for the Teucrium WTI Crude Oil Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012.

	First	Second	Third	Fourth
	Quarter 2013	Quarter 2013	Quarter 2013	Quarter 2013
Total Income (Loss)	$43,554	$(62,392)	$127,409	$(22,778)
Total Expenses	7,427	7,339	7,909	7,737
Net Income (Loss)	$36,127	$(69,731)	$119,500	$(30,515)
Net Income (Loss) per share	$0.73	$(1.40)	$2.39	$(0.61)

	First	Second	Third	Fourth
	Quarter 2012	Quarter 2012	Quarter 2012	Quarter 2012
Total Income (Loss)	$230,785	$(472,600)	$119,754	$(13,306)
Total Expenses	69,103	57,220	31,572	9,535
Net Income (Loss)	$161,682	$(529,820)	$88,182	$(22,841)
Net Income (Loss) per share	$1.98	$(7.86)	$1.76	$(0.46)

Note 7 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 - Subsequent Events

The Trust evaluates subsequent events through the date when financial statements are filed with the SEC.

For the period January 1, 2014 through March 17, 2014, there was nothing to report.

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Soybean Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Soybean Fund (the “Fund”), including the schedules of investments, as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets and cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from September 19, 2011 (commencement of operations) through December 31, 2011. We also have audited the Fund’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Fund’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Soybean Fund as of December 31, 2013 and 2012, and the results of its operations, changes in its net assets and its cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from September 19, 2011 (commencement of operations) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Rothstein Kass

/s/ Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013	December 31, 2012
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$3,765,791	$6,169,205
Commodity futures contracts	-	63,200
Collateral, due from broker	400,752	670,563
Interest receivable	258	425
Other assets	45,500	26,315
Total assets	4,212,301	6,929,708

Liabilities

Commodity futures contracts	188,863	284,575
Management fee payable to Sponsor	3,491	5,741
Other liabilities	2,975	3,217
Total liabilities	195,329	293,533

Net assets	$4,016,972	$6,636,175

Shares outstanding	175,004	275,004

Net asset value per share	$22.95	$24.13

Market value per share	$22.81	$24.07

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management	$ 3,765,791	93.75%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures (22 contracts, settlement date March 14, 2014)	$ 58,288	1.45%	1,421,750
CBOT soybean futures (19 contracts, settlement date May 14, 2014)	4,775	0.12	1,213,150
CBOT soybean futures (25 contracts, settlement date November 14, 2014)	125,800	3.13	1,418,750
Total commodity futures contracts	$ 188,863	4.70%	4,053,650

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
	December 31, 2013	December 31, 2012	through December 31, 2011
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(43,450)	$26,281	$(140,281)
Net change in unrealized appreciation or depreciation on commodity futures contracts	32,512	(66,706)	(154,669)
Interest income	2,723	5,056	286
Total loss	(8,215)	(35,369)	(294,664)

Expenses
Management fees	61,250	63,352	4,930
Professional fees	113,689	69,671	-
Business permits and licenses fees	148,108	205,174	-
Distribution and marketing fees	8,426	74,709	13,804
Custodian fees and expenses	18,102	10,183	-
General and administrative expenses	25,966	37,628	-
Brokerage commissions	2,084	4,432	272
Other expenses	7,683	10,785	-
Total expenses	385,308	475,934	19,006
Net loss	$(393,523)	$(511,303)	$(313,670)

Net (loss) income per share	$(1.18)	$2.27	$(3.14)
Net loss per weighted average share	$(1.53)	$(2.04)	$(3.14)
Weighted average shares outstanding	257,127	250,277	100,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
	December 31, 2013	December 31, 2012	through December 31, 2011
Operations
Net loss	$(393,523)	$(511,303)	$(313,670)
Capital transactions
Issuance of Shares	1,859,169	17,320,020	2,500,000
Redemption of Shares	(4,084,849)	(12,358,972)	-
Total capital transactions	(2,225,680)	4,961,048	2,500,000
Net change in net assets	(2,619,203)	4,449,745	2,186,330

Net assets, beginning of period	6,636,175	2,186,430	100

Net assets, end of period	$4,016,972	$6,636,175	$2,186,430
Net asset value per share at beginning of period	$24.13	$21.86	$25.00

At end of period	$22.95	$24.13	$21.86

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
	December 31, 2013	December 31, 2012	through December 31, 2011
Cash flows from operating activities:
Net loss	$(393,523)	$(511,303)	$(313,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(32,512)	66,706	154,669
Changes in operating assets and liabilities:
Collateral, due from broker	269,811	(379,869)	(290,694)
Interest receivable	167	(341)	(84)
Other assets	(19,185)	(26,315)	-
Collateral, due to broker	-	-	-
Management fee payable to Sponsor	(2,250)	3,959	1,782
Other liabilities	(242)	(49)	3,266
Net cash used in operating activities	(177,734)	(847,212)	(444,731)

Cash flows from financing activities:
Proceeds from sale of Shares	1,859,169	17,320,020	2,500,000
Redemption of Shares	(4,084,849)	(12,358,972)	-
Net cash (used in) provided by financing activities	(2,225,680)	4,961,048	2,500,000

Net change in cash and cash equivalents	(2,403,414)	4,113,836	2,055,269
Cash and cash equivalents, beginning of period	6,169,205	2,055,369	100
Cash and cash equivalents, end of period	$3,765,791	$6,169,205	$2,055,369

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2013, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $3,765,791 and $6,169,205 in money market funds at December 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

The following table presents information about the sponsor fee and allocation of expenses for the years ended December 31, 2013, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011.

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
Expenses	December 31, 2013	December 31, 2012	through December 31, 2011
Management Fee to the Sponsor	$61,250	$63,352	$4,930
Expenses by the Fund	$385,308	$475,934	$19,006
Expenses Paid by the Sponsor	$8,400	$11,600	$25,000
Waived Management Fee	$-	$-	$1,200

The following table presents information about the sponsor fee and allocation of expenses for the three months ended December 31, 2013, 2012 and 2011.

	Three months ended	Three months ended	Three months ended
Expenses	December 31, 2013	December 31, 2012	December 31, 2011
Management Fee to the Sponsor	$11,996	$19,212	$4,930
Expenses by the Fund	$93,518	$145,711	$18,858
Expenses Paid by the Sponsor	$2,700	$-	$25,000
Waived Management Fee	$-	$-	$1,200

For the year ended December 31, 2012, there was also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. As of December 31, 2013, the Sponsor had been reimbursed by SOYB, a total of $47,200 of the $560,000; the Sponsor will not seek reimbursement in 2014 for any residual balance which is deemed attributable to the operation of the Fund. For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

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

On December 31, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Fund.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2013 and December 31, 2012:

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$3,765,791	$-	$-	$3,765,791

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$188,863	$-	$-	$188,863

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$6,169,205	$-	$-	$6,169,205
Commodity futures contracts	63,200	-	-	63,200
Total	$6,232,405	$-	$-	$6,232,405

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2012
Commodity futures contracts	$284,575	$-	$-	$284,575

Transfers into and out of each level of the fair value hierarchy for the NOV14 Soybean Contracts, for the period from January 1, 2013 through December 31, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Soybean future contracts	$6,850	$6,850	$6,850	$6,850	$-	$-

For the year ended December 31, 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the years ended December 31, 2013, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of December 31, 2013 and December 31, 2012.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Soybean futures contracts	$188,863	$-	$188,863	$-	$188,863	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Soybean futures contracts	$63,200	$-	$63,200	$63,200	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Soybean futures contracts	$284,575	$-	$284,575	$63,200	$221,375	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Year ended December 31, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(43,450)	$32,512

Year ended December 31, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$26,281	$(66,706)

For the period from the commencement of operations (September 19, 2011) to December 31, 2011

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(140,281)	$(154,669)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of December 31, 2013 and December 31, 2012.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the years ended December 31, 2013, 2012 and for the period from the commencement of operations (September 19, 2011) through December 31, 2011. This information has been derived from information presented in the financial statements.

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
Per Share Operation Performance	December 31, 2013	December 31, 2012	through December 31, 2011
Net asset value at beginning of period	$24.13	$21.86	$25.00
Income from investment operations:
Investment income	0.01	0.02	-
Net realized and unrealized gain (loss) on commodity futures contracts	0.31	4.15	(0.19)
Total expenses	(1.50)	(1.90)	(2.95)
Net (decrease) increase in net asset value	(1.18)	2.27	(3.14)
Net asset value at end of period	$22.95	$24.13	$21.86
Total Return	(4.89)%	10.38%	(12.56)%
Ratios to Average Net Assets
Total expense	6.30%	7.50%	3.05%
Net investment loss	(6.26)%	(7.42)%	(3.00)%

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

The following table presents information about the sponsor fee and allocation of expenses for the years ended December 31, 2013, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011.

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
Expenses	December 31, 2013	December 31, 2012	through December 31, 2011
Management Fee to the Sponsor	$61,250	$63,352	$4,930
Expenses by the Fund	$385,308	$475,934	$19,006
Expenses Paid by the Sponsor	$8,400	$11,600	$25,000
Waived Management Fee	$-	$-	$1,200

For the year ended December 31, 2012, there was also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. As of December 31, 2013, the Sponsor had been reimbursed by SOYB, a total of $47,200 of the $560,000; the Sponsor will not seek reimbursement in 2014 for any residual balance which is deemed attributable to the operation of the Fund. For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations for the Teucrium Soybean Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012.

	First	Second	Third	Fourth
	Quarter 2013	Quarter 2013	Quarter 2013	Quarter 2013
Total (Loss) Income	$(76,603)	$56,902	$(4,165)	$15,651
Total Expenses	92,123	76,305	123,362	93,518
Net Loss	$(168,726)	$(19,403)	$(127,527)	$(77,867)
Net (Loss) Income per share	$(0.48)	$0.07	$(0.47)	$(0.30)

	First	Second	Third	Fourth
	Quarter 2012	Quarter 2012	Quarter 2012	Quarter 2012
Total Income (Loss)	$338,213	$43,907	$316,460	$(733,949)
Total Expenses	63,355	150,133	116,735	145,711
Net Income (Loss)	$274,858	$(106,226)	$199,725	$(879,660)
Net Income (Loss) per share	$2.21	$0.34	$2.18	$(2.46)

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

For the period January 1, 2014 through March 17, 2014, there was nothing to report.

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Sugar Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Sugar Fund (the “Fund”), including the schedules of investments, as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets and cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from September 19, 2011 (commencement of operations) through December 31, 2011. We also have audited the Fund’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Fund’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Sugar Fund as of December 31, 2013 and 2012, and the results of its operations, changes in its net assets and its cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from September 19, 2011 (commencement of operations) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Rothstein Kass

/s/ Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013	December 31, 2012
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,366,377	$2,088,533
Collateral, due from broker	261,687	189,259
Interest receivable	159	164
Other assets	23,643	27,067
Total assets	2,651,866	2,305,023

Liabilities

Commodity futures contracts	183,400	78,378
Other liabilities	63	747
Total liabilities	183,463	79,125

Net assets	$2,468,403	$2,225,898

Shares outstanding	175,004	125,004

Net asset value per share	$14.10	$17.81

Market value per share	$14.05	$17.84

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management	$2,366,377	95.87%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures (47 contracts, settlement date April 30, 2014)	$60,827	2.46%	$871,718
ICE sugar futures (40 contracts, settlement date June 30, 2014)	38,976	1.58	749,504
ICE sugar futures (43 contracts, settlement date February 27, 2015)	83,597	3.39	854,840
Total commodity futures contracts	$183,400	7.43%	$2,476,062

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
	December 31, 2013	December 31, 2012	through December 31, 2011
Income
Realized and unrealized loss on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(400,994)	$(727,394)	$(35,874)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(105,022)	59,820	(138,198)
Interest income	1,125	1,946	293
Total loss	(504,891)	(665,628)	(173,779)

Expenses
Management fees	-	14,056	5,481
Professional fees	31,971	50,046	-
Distribution and marketing fees	4,160	79,539	-
Custodian fees and expenses	-	60,421	13,804
Business permits and licenses fees	(123)	5,561	-
General and administrative expenses	245	14,757	-
Brokerage commissions	839	3,071	787
Other expenses	453	4,539	-
Total expenses	37,545	231,990	20,072
Net loss	$(542,436)	$(897,618)	$(193,851)

Net loss per share	$(3.71)	$(5.25)	$(1.94)
Net loss per weighted average share	$(3.37)	$(7.70)	$(1.94)
Weighted average shares outstanding	161,031	116,534	100,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
	December 31, 2013	December 31, 2012	through December 31, 2011
Operations
Net loss	$(542,436)	$(897,618)	$(193,851)
Capital transactions
Issuance of Shares	784,941	5,324,467	2,500,000
Redemption of Shares	-	(4,507,200)	-
Total capital transactions	784,941	817,267	2,500,000
Net change in net assets	242,505	(80,351)	2,306,149

Net assets, beginning of period	2,225,898	2,306,249	100

Net assets, end of period	$2,468,403	$2,225,898	$2,306,249
Net asset value per share at beginning of period	$17.81	$23.06	$25.00

At end of period	$14.10	$17.81	$23.06

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
	December 31, 2013	December 31, 2012	through December 31, 2011
Cash flows from operating activities:
Net loss	$(542,436)	$(897,618)	$(193,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	105,022	(59,820)	138,198
Changes in operating assets and liabilities:
Collateral, due from broker	(72,428)	209,334	(398,593)
Interest receivable	5	(78)	(86)
Other assets	3,424	(27,067)	-
Management fee payable to Sponsor	-	(1,973)	1,973
Other liabilities	(684)	(2,515)	3,262
Net cash used in operating activities	(507,097)	(779,737)	(449,097)

Cash flows from financing activities:
Proceeds from sale of Shares	784,941	5,324,467	2,500,000
Redemption of Shares	-	(4,507,200)	-
Net cash provided by financing activities	784,941	817,267	2,500,000

Net change in cash and cash equivalents	277,844	37,530	2,050,903
Cash and cash equivalents, beginning of period	2,088,533	2,051,003	100
Cash and cash equivalents, end of period	$2,366,377	$2,088,533	$2,051,003

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2013 and 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $2,366,377 and $2,088,533 in money market funds at December 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

The following table presents information about the sponsor fee and allocation of expenses for the years ended December 31, 2013, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011.

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
Expenses	December 31, 2013	December 31, 2012	through December 31, 2011
Management Fee to the Sponsor	$-	$14,056	$5,481
Expenses by the Fund	$37,545	$231,990	$20,072
Expenses Paid by the Sponsor	$61,100	$45,800	$26,000
Waived Management Fee	$23,900	$10,000	$1,200

The following table presents information about the sponsor fee and allocation of expenses for the three months ended December 31, 2013, 2012 and 2011.

	Three months ended	Three months ended	Three months ended
Expenses	December 31, 2013	December 31, 2012	December 31, 2011
Management Fee to the Sponsor	$-	$-	$5,481
Expenses by the Fund	$9,853	$9,950	$19,464
Expenses Paid by the Sponsor	$11,300	$12,600	$26,000
Waived Management Fee	$6,500	$5,800	$1,200

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

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

On December 31, 2013 and December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Fund.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2013 and December 31, 2012:

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$2,366,377	$-	$-	$2,366,377

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$183,400	$-	$-	$183,400

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$2,088,533	$-	$-	$2,088,533

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2012
Commodity futures contracts	$78,378	$-	$-	$78,378

Transfers into and out of each level of the fair value hierarchy for the FEB15 ICE Sugar Contracts, for the period from January 1, 2013 through December 31, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)

Derivative contracts
Sugar future contracts	$62,082	$62,082	$62,082	$62,082	$-	$-
169

For the year ended December 31, 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the years ended December 31, 2013, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of December 31, 2013 and December 31, 2012.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Sugar futures contracts	$183,400	$-	$183,400	$-	$183,400	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Sugar futures contracts	$78,378	$-	$78,378	$-	$78,378	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Year ended December 31, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(400,994)	$(105,022)

Year ended December 31, 2012

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(727,394)	$59,820

From the commencement of operations (September 19, 2011) through December 31, 2011

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(35,874)	$(138,198)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of December 31, 2013 and December 31, 2012.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for years ended December 31, 2013, 2012 and for the period from the commencement of operations (September 19, 2011) through December 31, 2011. This information has been derived from information presented in the financial statements.

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
Per Share Operation Performance	December 31, 2013	December 31, 2012	through December 31, 2011
Net asset value at beginning of period	$17.81	$23.06	$25.00
Income from investment operations:
Investment income	-	0.02	-
Net realized and unrealized loss on commodity futures contracts	(3.48)	(3.28)	(1.74)
Total expenses	(0.23)	(1.99)	(0.20)
Net decrease in net asset value	(3.71)	(5.25)	(1.94)
Net asset value at end of period	$14.10	$17.81	$23.06
Total Return	(20.83)%	(22.77)%	(7.76)%
Ratios to Average Net Assets
Total expense	1.52%	9.77%	2.93%
Net investment loss	(1.47)%	(9.69)%	(2.89)%

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

The following table presents information about the sponsor fee and allocation of expenses for the years ended December 31, 2013, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011.

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
Expenses	December 31, 2013	December 31, 2012	through December 31, 2011
Management Fee to the Sponsor	$-	$14,056	$5,481
Expenses by the Fund	$37,545	$231,990	$20,072
Expenses Paid by the Sponsor	$61,100	$45,800	$26,000
Waived Management Fee	$23,900	$10,000	$1,200

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations for the Teucrium Sugar Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012.

	First	Second	Third	Fourth
	Quarter 2013	Quarter 2013	Quarter 2013	Quarter 2013
Total Loss	$(208,642)	$(173,905)	$61,872	$(184,216)
Total Expenses	8,729	9,357	9,606	9,853
Net (Loss) Income	$(217,371)	$(183,262)	$52,266	$(194,069)
Net (Loss) Income per share	$(1.69)	$(1.20)	$0.29	$(1.11)

	First	Second	Third	Fourth
	Quarter 2012	Quarter 2012	Quarter 2012	Quarter 2012
Total Income (Loss)	$144,420	$(662,367)	$(79,015)	$(68,666)
Total Expenses	63,644	147,141	11,255	9,950
Net Income (Loss)	$80,776	$(809,508)	$(90,270)	$(78,616)
Net Income (Loss) per share	$0.71	$(4.47)	$(0.74)	$(0.75)

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

From December 31, 2013 through March 9, 2014, the Shares Outstanding for the Fund has increased from 175,004 to 200,004; this represents a 14.29% increase. This increase in shares, in conjunction with an 8.09% increase in the NAV, has resulted in an increase in Total Net Assets of $579,397 or 23.47%.

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Wheat Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Wheat Fund (the “Fund”), including the schedules of investments, as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets and cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from September 19, 2011 (commencement of operations) through December 31, 2011. We also have audited the Fund’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Fund’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Wheat Fund as of December 31, 2013 and 2012, and the results of its operations, changes in its net assets and its cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from September 19, 2011 (commencement of operations) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Rothstein Kass

/s/ Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013	December 31, 2012
Assets

Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$6,451,639	$3,356,906
Commodity futures contracts	-	15,762
Collateral, due from broker	1,253,668	532,964
Interest receivable	450	203
Other assets	50,560	26,443
Total assets	7,756,317	3,932,278

Liabilities

Commodity futures contracts	698,675	206,850
Management fee payable to Sponsor	6,092	2,775
Other liabilities	3,463	3,444
Total liabilities	708,230	213,069

Net assets	$7,048,087	$3,719,209

Shares outstanding	475,004	175,004

Net asset value per share	$14.84	$21.25

Market value per share	$14.75	$21.32

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management	$6,451,639	91.54%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures (81 contracts, settlement date May 14, 2014)	$208,100	2.95%	$2,478,600
CBOT wheat futures (69 contracts, settlement date July 14, 2014)	84,750	1.20	2,127,788
CBOT wheat futures (77 contracts, settlement date December 12, 2014)	405,825	5.76	2,465,925
Total commodity futures contracts	$698,675	9.91%	$7,072,313

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
	December 31, 2013	December 31, 2012	through December 31, 2011
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(1,554,250)	$23,740	$(174,860)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(507,587)	(120,790)	(70,298)
Interest income	3,016	2,133	280
Total loss	(2,058,821)	(94,917)	(244,878)

Expenses
Management fees	66,302	32,754	4,998
Professional fees	117,713	56,854	-
Distribution and marketing fees	138,379	140,076	-
Custodian fees and expenses	7,473	74,290	13,804
Business permits and licenses fees	18,118	6,260	-
General and administrative expenses	26,537	25,358	-
Brokerage commissions	4,300	3,534	532
Other expenses	9,935	6,219	-
Total expenses	388,757	345,345	19,334
Net loss	$(2,447,578)	$(440,262)	$(264,212)

Net loss per share	$(6.41)	$(1.11)	$(2.64)
Net loss per weighted average share	$(6.45)	$(2.96)	$(2.64)
Weighted average shares outstanding	379,525	148,979	100,004

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
	December 31, 2013	December 31, 2012	through December 31, 2011
Operations
Net loss	$(2,447,578)	$(440,262)	$(264,212)
Capital transactions
Issuance of Shares	7,532,514	6,071,303	2,500,000
Redemption of Shares	(1,756,058)	(4,147,720)	-
Total capital transactions	5,776,456	1,923,583	2,500,000
Net change in net assets	3,328,878	1,483,321	2,235,788

Net assets, beginning of period	3,719,209	2,235,888	100

Net assets, end of period	$7,048,087	$3,719,209	$2,235,888
Net asset value per share at beginning of period	$21.25	$22.36	$25.00

At end of period	$14.84	$21.25	$22.36

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
	December 31, 2013	December 31, 2012	through December 31, 2011
Cash flows from operating activities:
Net loss	$(2,447,578)	$(440,262)	$(264,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	507,587	120,790	70,298
Changes in operating assets and liabilities:
Collateral, due from broker	(720,704)	(243,828)	(289,136)
Interest receivable	(247)	(122)	(81)
Other assets	(24,117)	(26,443)	-
Management fee payable to Sponsor	3,317	982	1,793
Other liabilities	19	182	3,262
Net cash used in operating activities	(2,681,723)	(588,701)	(478,076)

Cash flows from financing activities:
Proceeds from sale of Shares	7,532,514	6,071,303	2,500,00
Redemption of Shares	(1,756,058)	(4,147,720)	-
Net cash provided by financing activities	5,776,456	1,923,583	2,500,000

Net change in cash and cash equivalents	3,094,733	1,334,882	2,021,924
Cash and cash equivalents, beginning of period	3,356,906	2,022,024	100
Cash and cash equivalents, end of period	$6,451,639	$3,356,906	$2,022,024

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2013, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $6,451,639 and $3,356,906 in money market funds at December 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

The following table presents information about the sponsor fee and allocation of expenses for the years ended December 31, 2013, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011.

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
Expenses	December 31, 2013	December 31, 2012	through December 31, 2011
Management Fee to the Sponsor	$66,302	$32,754	$4,998
Expenses by the Fund	$388,757	$345,345	$19,334
Expenses Paid by the Sponsor	$5,600	$36,500	$25,000
Waived Management Fee	$-	$-	$1,200

The following table presents information about the sponsor fee and allocation of expenses for the three months ended December 31, 2013, 2012 and 2011.

	Three months ended	Three months ended	Three months ended
Expenses	December 31, 2013	December 31, 2012	December 31, 2011
Management Fee to the Sponsor	$18,888	$7,750	$4,998
Expenses by the Fund	$126,449	$70,389	$18,990
Expenses Paid by the Sponsor	$-	$-	$25,000
Waived Management Fee	$-	$-	$1,200

For the year ended December 31, 2012, there was also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. As of December 31, 2013, the Sponsor had been reimbursed by WEAT, a total of $51,500 of the $560,000; the Sponsor will not seek reimbursement in 2014 for any residual balance which is deemed attributable to the operation of the Fund. For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

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

On December 31, 2013 and 2012, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

For portions of the three months ended September 30, 2013, the Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 (the "DEC14 Wheat Contracts") did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of September 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on September 30, 2013. In addition, for the three months ended June 30, 2013, the Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended June 30, 2013. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of June 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2013. All contracts traded in an active market for the quarter ended December 31, 2013.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Fund.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2013 and December 31, 2012:

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$6,451,639	$-	$-	$6,451,639

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$698,675	$-	$-	$698,675

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$3,356,906	$-	$-	$3,356,906
Commodity futures contracts	15,762	-	-	15,762
Total	$3,372,668	$-	$-	$3,372,668

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2012
Commodity futures contracts	$206,850	$-	$-	$206,850

Transfers into and out of each level of the fair value hierarchy for the DEC14 Wheat Contracts, for the period from January 1, 2013 through December 31, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Wheat future contracts	$448,125	$448,125	$448,125	$448,125	$-	$-

For the year ended December 31, 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the years ended December 31, 2013, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011, the Fund invested only in commodity futures contracts. Cleared Wheat Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract. Additionally, Other Wheat Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Wheat Interests, can generally be structured as the parties to the Wheat Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of December 31, 2013 and December 31, 2012.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Wheat futures contracts	$698,675	$-	$698,675	$-	$698,675	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Wheat futures contracts	$15,762	$-	$15,762	$15,762	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2012

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Wheat futures contracts	$206,850	$-	$206,850	$15,762	$191,088	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Year ended December 31, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(1,554,250)	$(507,587)

Year ended December 31, 2012

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$23,740	$(120,790)

For the period from the commencement of operations (September 19, 2011) through December 31, 2011

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(174,860)	$(70,298)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of December 31, 2013 and December 31, 2012.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the years ended December 31, 2013, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011. This information has been derived from information presented in the financial statements.

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
Per Share Operation Performance	December 31, 2013	December 31, 2012	through December 31, 2011
Net asset value at beginning of period	$21.25	$22.36	$25.00
Income from investment operations:
Investment income	0.01	0.01	-
Net realized and unrealized (loss) gain on commodity futures contracts	(5.40)	1.20	(2.45)
Total expenses	(1.02)	(2.32)	(0.19)
Net decrease in net asset value	(6.41)	(1.11)	(2.64)
Net asset value at end of period	$14.84	$21.25	$22.36
Total Return	(30.16)%	(4.96)%	(10.56)%
Ratios to Average Net Assets
Total expense	5.85%	10.57%	3.05%
Net investment loss	(5.81)%	(10.50)%	(3.01)%

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

The following table presents information about the sponsor fee and allocation of expenses for the years ended December 31, 2013, 2012 and from the commencement of operations (September 19, 2011) through December 31, 2011.

			From the commencement of
	Year ended	Year ended	operations (September 19, 2011)
Expenses	December 31, 2013	December 31, 2012	through December 31, 2011
Management Fee to the Sponsor	$66,302	$32,754	$4,998
Expenses by the Fund	$388,757	$345,345	$19,334
Expenses Paid by the Sponsor	$5,600	$36,500	$25,000
Waived Management Fee	$-	$-	$1,200

For the year ended December 31, 2012, there was also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. As of December 31, 2013, the Sponsor had been reimbursed by WEAT, a total of $51,500 of the $560,000; the Sponsor will not seek reimbursement in 2014 for any residual balance which is deemed attributable to the operation of the Fund. For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations for the Teucrium Wheat Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012.

	First	Second	Third	Fourth
	Quarter 2013	Quarter 2013	Quarter 2013	Quarter 2013
Total Loss	$(823,742)	$(448,080)	$(31,966)	$(755,033)
Total Expenses	60,289	76,384	125,635	126,449
Net Loss	$(884,031)	$(524,464)	$(157,601)	$(881,482)
Net Loss per share	$(2.84)	$(1.25)	$(0.42)	$(1.90)

	First	Second	Third	Fourth
	Quarter 2012	Quarter 2012	Quarter 2012	Quarter 2012
Total (Loss) Income	$(3,557)	$(71,026)	$372,367	$(392,701)
Total Expenses	63,128	150,047	61,781	70,389
Net (Loss) Income	$(66,685)	$(221,073)	$310,586	$(463,090)
Net (Loss) Income per share	$(0.94)	$0.66	$2.47	$(3.30)

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

From December 31, 2013 through March 9, 2014, the Shares Outstanding for the Fund has increased from 475,004 to 825,004; this represents a 73.68% increase. This increase in shares, in conjunction with a 5.32% increase in the NAV, has resulted in an increase in Total Net Assets of $5,844,647 or 82.93%.

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Agricultural Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Agricultural Fund (the “Fund”), including the schedules of investments, as of December 31, 2013 and 2012 and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2013 and for the period from March 28, 2012 (commencement of operations) through December 31, 2012. We also have audited the Fund’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Fund’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Agricultural Fund as of December 31, 2013 and 2012, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2013 and for the period from March 28, 2012 (commencement of operations) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Rothstein Kass

/s/ Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013	December 31, 2012
Assets

Equity in BNY Mellon trading accounts:
Investments in securities, at fair value (cost $2,585,338 and $2,679,379 as of December 31, 2013 and December 31, 2012, respectively)	$1,884,997	$2,426,187
Cash and cash equivalents	2,880	6,419
Other assets	8,565	4,989
Total assets	1,896,442	2,437,595

Liabilities

Other liabilities	-	874

Net assets	$1,896,442	$2,436,721

Shares outstanding	50,002	50,002

Net asset value per share	$37.93	$48.73

Market value per share	$34.00	$48.74

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$473,707	24.98%	15,458
Teucrium Soybean Fund	466,670	24.61	20,331
Teucrium Wheat Fund	459,782	24.24	30,987
Teucrium Sugar Fund	484,838	25.57	34,374
Total exchange-traded funds (cost $2,585,338)	$1,884,997	99.40%

Cash equivalents
Money market funds
Dreyfus Cash Management	$2,880	0.15%

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

		From the commencement of
	Year ended December 31, 2013	operations (March 28, 2012) through December 31, 2012
Income
Realized and unrealized loss on trading of securities:
Realized loss on securities	$ (82,323)	$(626,988)
Net change in unrealized appreciation or depreciation on securities	(447,149)	(253,192)
Interest income (loss)	(7)	17
Total loss	(529,479)	(880,163)

Expenses
Professional fees	5,464	1,513
Distribution and marketing fees	5,089	13,237
Custodian fees and expenses	(16)	2,793
Business permits and licenses fees	(143)	341
General and administrative expenses	234	2,492
Brokerage commissions	123	1,995
Other expenses	49	330
Total expenses	10,800	22,701

Net loss	$ (540,279)	$(902,864)

Net loss per share	$ (10.80)	$(1.27)
Net loss per weighted average share	$ (10.80)	$(8.70)
Weighted average shares outstanding	50,002	103,765

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

		From the commencement of
	Year ended	operations (March 28, 2012)
	December 31, 2013	through December 31, 2012
Operations
Net loss	$(540,279)	$(902,864)
Capital transactions
Issuance of Shares	-	17,706,578
Redemption of Shares	-	(14,367,093)
Total capital transactions	-	3,339,485
Net change in net assets	(540,279)	2,436,621

Net assets, beginning of period	2,436,721	100

Net assets, end of period	$1,896,442	$2,436,721

Net asset value per share at beginning of period	$48.73	$50.00

At end of period	$37.93	$48.73

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

		From the commencement of
	Year ended	operations (March 28, 2012)
	December 31, 2013	through December 31, 2012
Cash flows from operating activities:
Net loss	$(540,279)	$(902,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on securities	447,149	253,192
Changes in operating assets and liabilities:
Net purchase and sale of investments in securities	94,041	(2,679,379)
Other assets	(3,576)	(4,989)
Other liabilities	(874)	874
Net cash used in operating activities	(3,539)	(3,333,166)

Cash flows from financing activities:
Proceeds from sale of Shares	-	17,706,578
Redemption of Shares	-	(14,367,093)
Net cash provided by financing activities	-	3,339,485

Net change in cash and cash equivalents	(3,539)	6,319
Cash and cash equivalents, beginning of period	6,419	100
Cash and cash equivalents, end of period	$2,880	$6,419

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

On April 22, 2011, a registration statement was filed with the Securities and Exchange Commission (“SEC”). On February 10, 2012, the Fund’s initial registration of 5,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On March 28, 2012, the Fund listed its shares on the NYSE Arca under the ticker symbol “TAGS.” On the business day prior to that, the Fund issued 300,000 shares in exchange for $15,000,000 at the Fund’s initial NAV of $50 per share. The Fund also commenced investment operations on March 28, 2012 by purchasing shares of the Underlying Funds. On December 31, 2011, the Fund had two shares outstanding, which were owned by the Sponsor.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the year ended December 31, 2013 and from the commencement of operations (March 28, 2012) through December 31, 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the years ended December 31, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $2,880 and $6,419 in money market funds at December 31, 2013 and December 31, 2012, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Fund pays no direct management fees to the Sponsor. The Underlying Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum; these fees are recognized in the statements contained in this Form 10-K for each of the Underlying Funds. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion. Effective January 1, 2013, the Sponsor has stated that it will accrue expenses such that the total expense ratio of the Fund is 0.5% of net assets.

The following table presents information about the sponsor fee and allocation of expenses for the year ended December 31, 2013 and from commencement of operations (March 28, 2012) through December 31, 2012.

		From commencement of
	Year ended	operations (March 28, 2012)
Expenses	December 31, 2013	through December 31, 2012
Expenses by the Fund	$10,800	$22,701
Expenses Paid by the Sponsor	$55,200	$20,800

The following table presents information about the sponsor fee and allocation of expenses for the three months ended December 31, 2013 and 2012.

	Three months ended	Three months ended
Expenses	December 31, 2013	December 31, 2012
Expenses by the Fund	$2,516	$3,223
Expenses Paid by the Sponsor	$10,100	$6,300

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Fund.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2013 and December 31, 2012:

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Exchange-traded funds	$1,884,997	$-	$-	$1,884,997
Cash equivalents	2,880	-	-	2,880
Total	$1,887,877	$-	$-	$1,887,877

December 31, 2012

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2012
Exchange-traded funds	$2,426,187	$-	$-	$2,426,187
Cash equivalents	6,419	-	-	6,419
Total	$2,432,606	$-	$-	$2,432,606

Note 4 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the year ended December 31, 2013 and for the period from commencement of operations (March 28, 2012) through December 31, 2012. This information has been derived from information presented in the financial statements.

		From the commencement
	Year ended	of operations (March 28, 2012)
	December 31, 2013	through December 31, 2012
Per Share Operation Performance
Net asset value at beginning of period	$48.73	$50.00
Income from investment operations:
Investment income	-	-
Net realized and unrealized loss on investment transactions	(10.58)	(1.05)
Total expenses	(0.22)	(0.22)
Net decrease in net asset value	(10.80)	(1.27)
Net asset value at end of period	$37.93	$48.73
Total Return	(22.16)%	(2.54)%
Ratios to Average Net Assets (Annualized)
Total expense	0.50%	0.58%
Net investment loss	(0.50)%	(0.58)%

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

The following table presents information about the sponsor fee and allocation of expenses for the years ended December 31, 2013 and from commencement of operations (March 28, 2012) through December 31, 2012.

		From commencement of
	Year ended	operations (March 28, 2013)
Expenses	December 31, 2013	through December 31, 2012
Expenses by the Fund	$10,800	$22,701
Expenses Paid by the Sponsor	$55,200	$20,800

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount.

Note 5 – Quarterly Financial Data

The following summarized (unaudited) quarterly financial information presents the results of operations for the Teucrium Agricultural Fund and other data from the commencement of operations (March 28, 2012) through March 31, 2012 and for the three-month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012.

	First	Second	Third	Fourth
	Quarter 2013	Quarter 2013	Quarter 2013	Quarter 2013
Total Loss	$(196,114)	$(106,767)	$(83,167)	$(143,431)
Total Expenses	2,911	2,768	2,605	2,516
Net Loss	$(199,025)	$(109,535)	$(85,772)	$(145,947)
Net Loss per share	$(3.98)	$(2.19)	$(1.71)	$(2.93)

	First	Second	Third	Fourth
	Quarter 2012	Quarter 2012	Quarter 2012	Quarter 2012
Total Income (Loss)	$204,918	$(1,101,469)	$246,255	$(229,867)
Total Expenses	810	15,107	3,561	3,223
Net Income (Loss)	$204,108	$(1,116,576)	$242,694	$(233,090)
Net Income (Loss) per share	$0.68	$(1.09)	$3.80	$(4.66)

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

For the period January 1, 2014 through March 17, 2014 there was nothing to report.

