Form 10-Q
period 2014-03-31
Teucrium Commodity Trust
filed 2014-05-12
CIK 1471824

UNITED STATES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of May 1, 2014
Teucrium Corn Fund	3,150,004
Teucrium WTI Crude Oil Fund	50,002
Teucrium Natural Gas Fund	150,004
Teucrium Sugar Fund	175,004
Teucrium Soybean Fund	175,004
Teucrium Wheat Fund	750,004
Teucrium Agricultural Fund	50,002

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2014	December 31, 2013
Assets	(Unaudited)
Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$141,831,046	$58,707,245
Commodity futures contracts	7,453,677	171,580
Collateral, due from broker	9,208,488	11,768,320
Interest receivable	8,549	4,100
Other assets	425,929	382,782
Total assets	158,927,689	71,034,027

Liabilities
Payable for shares redeemed	1,728,446	-
Commodity futures contracts	45,395	5,960,806
Collateral, due to broker	127,515	97,602
Management fee payable to Sponsor	119,556	53,100
Other liabilities	85,184	55,609
Total liabilities	2,106,096	6,167,117

Net assets	$156,821,593	$64,866,910

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

March 31, 2014

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Principal Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.045%, due June 5, 2014	$9,999,730	6.38%	10,000,000
Money market funds
Dreyfus Cash Management	131,831,316	84.06
Total cash equivalents	$141,831,046	90.44%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL14 (1,784 contracts)	$3,566,275	2.27%	45,202,100
CBOT corn futures SEP14 (1,539 contracts)	1,050,775	0.67	38,628,900
CBOT corn futures DEC14 (1,805 contracts)	1,583,575	1.01	44,967,063

United States natural gas futures contracts
NYMEX natural gas futures OCT14 (11 contracts)	53,590	0.03	487,740
NYMEX natural gas futures NOV14 (11 contracts)	52,530	0.03	493,130
NYMEX natural gas futures APR15 (13 contracts)	4,990	0.00	525,980

United States WTI crude oil futures contracts
WTI crude oil futures JUN14 (7 contracts)	86,690	0.06	705,740
WTI crude oil futures DEC14 (7 contracts)	43,890	0.03	667,310
WTI crude oil futures DEC15 (8 contracts)	6,520	0.00	701,920

United States soybean futures contracts
CBOT soybean futures JUL14 (21 contracts)	154,063	0.10	1,500,975
CBOT soybean futures NOV15 (27 contracts)	12,075	0.01	1,538,325

United States sugar futures contracts
ICE sugar futures JUL14 (52 contracts)	28,515	0.02	1,055,891
ICE sugar futures OCT14 (44 contracts)	22,176	0.01	914,144

United States wheat futures contracts
CBOT wheat futures JUL14 (165 contracts)	474,050	0.30	5,787,375
CBOT wheat futures SEP14 (141 contracts)	162,213	0.10	4,996,688
CBOT wheat futures DEC14 (161 contracts)	151,750	0.10	5,779,900
Total commodity futures contracts	$7,453,677	4.74%	$153,953,181

		Percentage	Notional Amount
Description: Liabilities	Fair Value	of Net Assets	(Long Exposure)

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures MAR15 (11 contracts)	$5,900	0.00%	$498,300

United States soybean futures contracts
CBOT soybean futures NOV14 (22 contracts)	29,650	0.02	1,305,975

United States sugar futures contracts
ICE sugar futures MAR15 (50 contracts)	9,845	0.01	1,073,520
Total commodity futures contracts	$45,395	0.03%	$2,877,795

Exchange-traded funds			Shares
Teucrium Corn Fund	$530,045	0.34%	15,333
Teucrium Soybean Fund	516,422	0.33	20,931
Teucrium Wheat Fund	517,128	0.33	31,187
Teucrium Sugar Fund	515,596	0.33	33,824
Total exchange-traded funds (cost $2,532,772)	$2,079,191	1.33%

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM COMMODITY TRUST

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage	Notional Amount
Description: Assets	Fair Value	of Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management	$58,707,245	90.50%

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures MAR14 (10 contracts)	$21,140	0.03	$419,300
NYMEX natural gas futures APR14 (11 contracts)	17,400	0.03	451,550
NYMEX natural gas futures OCT14 (11 contracts)	23,670	0.04	457,820
NYMEX natural gas futures NOV14 (11 contracts)	21,840	0.03	462,440

United States WTI crude oil futures contracts
WTI crude oil futures JUN14 (7 contracts)	61,910	0.10	680,960
WTI crude oil futures DEC14 (7 contracts)	25,620	0.04	649,040
Total commodity futures contracts	$171,580	0.27%	$3,121,110

		Percentage	Notional Amount
Description: Liabilities	Fair Value	of Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY14 (772 contracts)	$1,831,300	2.82	$16,607,650
CBOT corn futures JUL14 (652 contracts)	482,913	0.74	14,246,200
CBOT corn futures DEC14 (739 contracts)	2,570,575	3.96	16,636,738

United States WTI crude oil futures contracts
WTI crude oil futures DEC15 (8 contracts)	5,080	0.01	690,320

United States soybean futures contracts
CBOT soybean futures MAR14 (22 contracts)	58,288	0.09	1,421,750
CBOT soybean futures MAY14 (19 contracts)	4,775	0.01	1,213,150
CBOT Soybean futures NOV14 (25 contracts)	125,800	0.19	1,418,750

United States sugar futures contracts
ICE sugar futures MAY14 (47 contracts)	60,827	0.09	871,718
ICE sugar futures JUL14 (40 contracts)	38,976	0.06	749,504
ICE sugar futures MAR15 (43 contracts)	83,597	0.13	854,840

United States wheat futures contracts
CBOT wheat futures MAY14 (81 contracts)	208,100	0.32	2,478,600
CBOT wheat futures JUL14 (69 contracts)	84,750	0.13	2,127,788
CBOT wheat futures DEC14 (77 contracts)	405,825	0.63	2,465,925
Total commodity futures contracts	$5,960,806	9.18%	$61,782,933

Exchange-traded funds			Shares
Teucrium Corn Fund	$473,707	0.73%	15,458
Teucrium Soybean Fund	466,670	0.72	20,331
Teucrium Wheat Fund	459,782	0.71	30,987
Teucrium Sugar Fund	484,838	0.75	34,374
Total exchange-traded funds (cost $2,585,338)	$1,884,997	2.91%

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$1,750,805	$(2,668,820)
Net change in unrealized appreciation or depreciation on commodity futures contracts	13,197,508	(487,912)
Interest income	12,347	10,712
Total income (loss)	14,960,660	(3,146,020)

Expenses
Management fees	232,315	140,844
Professional fees	363,649	155,900
Distribution and marketing fees	330,125	421,128
Custodian fees and expenses	34,602	35,719
Business permits and licenses fees	27,180	25,042
General and administrative expenses	89,870	38,097
Brokerage commissions	15,958	28,410
Other expenses	14,513	15,196
Total expenses	1,108,212	860,336

Net income (loss)	$13,852,448	$(4,006,356)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Operations
Net income (loss)	$13,852,448	$(4,006,356)
Capital transactions
Issuance of Shares	92,757,348	28,445,655
Change in cost of shares of the Underlying Funds acquired by Teucrium Agricultural Fund	52,566	10,021
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural Fund	(53,161)	(9,045)
Redemption of Shares	(14,654,518)	(19,717,030)
Total capital transactions	78,102,235	8,729,601
Net change in net assets	91,954,683	4,723,245

Net assets, beginning of period	64,866,910	56,897,696
Net assets, end of period	$156,821,593	$61,620,941

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$13,852,448	$(4,006,356)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(13,197,508)	487,912
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural Fund excluded from net loss	(53,161)	(9,045)
Changes in operating assets and liabilities:
Purchase of Underlying Funds acquired by Teucrium Agricultural Fund	52,566	10,021
Collateral, due from broker	2,559,832	1,809,642
Interest receivable	(4,449)	(236)
Other assets	(43,147)	69,662
Collateral, due to broker	29,913	136,990
Management fee payable to Sponsor	66,456	(1,772)
Other liabilities	29,575	72,013
Net cash provided by (used in) operating activities	3,292,525	(1,431,169)

Cash flows from financing activities:
Proceeds from sale of Shares	92,757,348	28,445,655
Redemption of Shares, net of payable for Shares redeemed	(12,926,072)	(19,717,030)
Net cash provided by financing activities	79,831,276	8,728,625

Net change in cash and cash equivalents	83,123,801	7,297,456
Cash and cash equivalents, beginning of period	58,707,245	52,575,291
Cash and cash equivalents, end of period	$141,831,046	$59,872,747

 The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Reclassifications

Certain amounts in prior periods may have been reclassified to conform to current period presentation.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Funds are subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of March 31, 2014 and December 31, 2013. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ended March 31, 2014 and 2013.

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

There are a minimum number of baskets and associated shares specified for each Fund in the Fund’s respective prospectus, as amended from time to time. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. These minimum levels are as follows:

CORN: 50,000 shares representing 2 baskets

NAGS: 100,000 shares representing 2 baskets

CRUD: 50,000 shares representing 2 baskets (at minimum level as of March 31, 2014 and December 31, 2013)

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets (at minimum level as of March 31, 2014 and December 31, 2013)

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Trust had a balance of $131,831,316 and $58,707,245 in money market funds at March 31,

2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  The Trust also had investments in United States Treasury Bills with a maturity of three months or less with a fair value of $9,999,730 on March 31, 2014.

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

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor had not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount as of December 31, 2013. For the period ended March 31, 2014, the Sponsor received reimbursement of $211,667 from the Funds with $162,860 from CORN, $20,090 from SOYB and $28,717 from WEAT.  There was no reimbursement of this balance from the other Funds.  The balance which could be recovered for the remainder of 2014 is $289,400.

For the year ended December 31, 2012, there was approximately $560,000 of expenses recorded on the financial statements of the Sponsor which was subject to reimbursement by the Funds in 2013. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. The Sponsor determined, however, that it would not seek reimbursement for any portion of the amount from NAGS, CRUD, CANE and TAGS. In the period ended March 31, 2013, the Sponsor did, in fact, receive reimbursement from CORN, SOYB and WEAT of approximately $8,000 of these expenses.

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

For the period ended March 31, 2014, Soybean Futures Contracts traded on the CBOT due to settle on November 13, 2015 (the “NOV15 Soybean Contracts”) did not, in the opinion of the Trust and SOYB, trade in an actively traded futures market as defined in the policy of the Trust and SOYB for the entire period during which they were held. Accordingly, the Trust and SOYB classified these as a Level 2 liability. The NOV15 Soybean Contracts were, in the opinion of the Trust and SOYB, fairly valued at settlement on March 31, 2014.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

March 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2014
Cash equivalents	$141,831,046	$-	$-	$141,831,046
Commodity futures contracts
Corn futures contracts	6,200,625	-	-	6,200,625
Natural gas futures contracts	111,110	-	-	111,110
WTI crude oil futures contracts	137,100	-	-	137,100
Soybean futures contracts	154,063	12,075	-	166,138
Sugar futures contracts	50,691	-	-	50,691
Wheat futures contracts	788,013	-	-	788,013
Total	$149,272,648	$12,075	$-	$149,284,723

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2014
Commodity futures contracts
Natural gas futures contracts	$5,900	$-	$-	$5,900
Soybean futures contracts	29,650	-	-	29,650
Sugar futures contracts	9,845	-	-	9,845
Total	$45,395	$-	$-	$45,395

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$58,707,245	$-	$-	$58,707,245
Commodity futures contracts
Natural gas futures contracts	84,050	-	-	84,050
WTI crude oil futures contracts	87,530	-	-	87,530
Total	$58,878,825	$-	$-	$58,878,825

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts
Corn futures contracts	$4,884,788	$-	$-	$4,884,788
WTI crude oil futures contracts	5,080	-	-	5,080
Soybean futures contracts	188,863	-	-	188,863
Sugar futures contracts	183,400	-	-	183,400
Wheat futures contracts	698,675	-	-	698,675
Total	$5,960,806	$-	$-	$5,960,806

Transfers into and out of each level of the fair value hierarchy for the NOV15 Soybean Contracts for the three months ended March 31, 2014 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Soybean future contracts	$-	$12,075	$12,075	$-	$-	$-

Transfers into and out of each level of the fair value hierarchy for the JUL13 Corn Contracts and the NOV14 Soybean Contracts for the three months ended March 31, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Corn futures contracts	$-	$1,010,962	$1,010,962	$-	$-	$-
Soybean future contracts	$-	$6,850	$6,850	$-	$-	$-
12

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts. For the three months ended March 31, 2014 and 2013, the Funds invested only in commodity futures contracts specifically related to each Fund. Cleared Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Commodity Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Interests, can generally be structured as the parties to the Commodity Interest contract desire.  Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of March 31, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Corn futures contracts	$6,200,625	$-	$6,200,625	$-	$-	$6,200,625
Natural gas futures contracts	111,110	-	111,110	5,900	51,740	53,470
WTI crude oil futures contracts	137,100	-	137,100	-	75,775	61,325
Soybean futures contracts	166,138	-	166,138	29,650	-	136,488
Sugar futures contracts	50,691	-	50,691	9,845	-	40,846
Wheat futures contracts	788,013	-	788,013	-	-	788,013

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price

Natural gas futures contracts	$5,900	$-	$5,900	$5,900	$-	$-
Soybean futures contracts	29,650	-	29,650	29,650	-	-
Sugar futures contracts	9,845	-	9,845	9,845	-	-
13

Offsetting of Financial Assets and Derivative Assets as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Natural gas futures contracts	$84,050	$-	$84,050	$-	$74,157	$9,893
WTI crude oil futures contracts	87,530	-	87,530	5,080	23,445	59,005

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$4,884,788	$-	$4,884,788	$-	$4,884,788	$-
WTI crude oil futures contracts	5,080	-	5,080	5,080	-	-
Soybean futures contracts	188,863	-	188,863	-	188,863	-
Sugar futures contracts	183,400	-	183,400	-	183,400	-
Wheat futures contracts	698,675	-	698,675	-	698,675	-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended March 31, 2014

	Realized Gain (Loss) on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Corn futures contracts	$1,283,346	$11,085,413
Natural gas futures contracts	214,190	21,160
WTI crude oil futures contracts	-	54,650
Soybean futures contracts	26,100	325,351
Sugar futures contracts	(3,281)	224,246
Wheat futures contracts	230,450	1,486,688
Total commodity futures contracts	$1,750,805	$13,197,508

Three months ended March 31, 2013

	Realized Loss on	Net Change in Unrealized (Loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$(1,859,822)	$(611,025)
Natural gas futures contracts	(110,739)	492,549
WTI crude oil futures contracts	(9,320)	52,610
Soybean futures contracts	(217,575)	140,050
Sugar futures contracts	(85,826)	(123,121)
Wheat futures contracts	(385,538)	(438,975)
Total commodity futures contracts	$(2,668,820)	$(487,912)
14

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk are included in the schedule of investments as of March 31, 2014 and December 31, 2013.

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

Note 6 – Subsequent Events

For the period March 31, 2014 through May 1, 2014, the following subsequent events transpired for each of the series of the Trust:

CORN: From March 31, 2014 through May 1, 2014, the Shares Outstanding for the Fund decreased from 3,725,004 to 3,150,004; this represents a 15.44% decrease. This decrease in shares, in conjunction with a 0.14% decrease in the NAV, has resulted in a decrease in Total Net Assets of $20,034,967 or 15.56%.

NAGS: From March 31, 2014 through May 1, 2014, there were no changes in the Shares Outstanding for the Fund. However, on May 2, 2014, there was a redemption order placed for 50,000 shares. Therefore, effective May 5, 2014, there will be 100,004 Shares Outstanding for the Fund, which will represent a minimal number of shares and there can be no more redemption orders until there is a creation order.

CRUD: Nothing to Report

SOYB: Nothing to Report

CANE: From March 31, 2014 through May 1, 2014, the Shares Outstanding for the Fund decreased from 200,004 to 175,004; this represents a 12.50% decrease. This decrease in shares, in conjunction with a 0.98% decrease in the NAV, has resulted in a decrease in Total Net Assets of $407,283 or 13.36%.

WEAT: From March 31, 2014 through May 1, 2014, the Shares Outstanding for the Fund decreased from 1,000,004 to 750,004; this represents a 25.00% decrease. This decrease in shares, in conjunction with a 0.84% increase in the NAV, has resulted in a decrease in Total Net Assets of $4,044,594 or 24.39%.

TAGS: Nothing to Report

TEUCRIUM CORN FUND
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$115,334,683	$42,405,220
Commodity futures contracts	6,200,625	-
Collateral, due from broker	8,870,938	9,852,213
Interest receivable	6,927	2,976
Other assets	256,639	214,631
Total assets	130,669,812	52,475,040

Liabilities
Payable for shares redeemed	1,728,446	-
Commodity futures contracts	-	4,884,788
Management fee payable to Sponsor	103,931	41,846
Other liabilities	68,043	48,786
Total Liabilities	1,900,420	4,975,420

Net assets	$128,769,392	$47,499,620

Shares outstanding	3,725,004	1,550,004

Net asset value per share	$34.57	$30.64

Market value per share	$34.66	$30.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
SCHEDULE OF INVESTMENTS
March 31, 2014
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Principal Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.045%, due June 5, 2014	$9,999,730	7.77%	10,000,000
Money market funds
Dreyfus Cash Management	105,334,953	81.80
Total cash equivalents	$115,334,683	89.57%

			Notional Amount
Commodity futures contracts			(Long Exposure)
United States corn futures contracts
CBOT corn futures JUL14 (1,784 contracts)	$3,566,275	2.77%	$45,202,100
CBOT corn futures SEP14 (1,539 contracts)	1,050,775	0.82	38,628,900
CBOT corn futures DEC14 (1,805 contracts)	1,583,575	1.23	44,967,063
Total commodity futures contracts	$6,200,625	4.82%	$128,798,063

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets

Money market funds
Dreyfus Cash Management	$42,405,220	89.27%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY14 (772 contracts)	$1,831,300	3.86%	$16,607,650
CBOT corn futures JUL14 (652 contracts)	482,913	1.02	14,246,200
CBOT corn futures DEC14 (739 contracts)	2,570,575	5.41	16,636,738
Total commodity futures contracts	$4,884,788	10.29%	$47,490,588

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$1,283,346	$(1,859,822)
Net change in unrealized appreciation or depreciation on commodity futures contracts	11,085,413	(611,025)
Interest income	10,201	7,964
Total income (loss)	12,378,960	(2,462,883)

Expenses
Management fees	196,425	99,820
Professional fees	253,800	118,800
Distribution and marketing fees	282,510	337,050
Custodian fees and expenses	31,857	31,856
Business permits and licenses fees	20,700	20,700
General and administrative expenses	76,050	31,050
Brokerage commissions	12,150	24,480
Other expenses	10,170	10,171
Total expenses	883,662	673,927

Net income (loss)	$11,495,298	$(3,136,810)
Net income (loss) per share	$3.93	$(3.34)
Net income (loss) per weighted average share	$4.61	$(3.37)
Weighted average shares outstanding	2,491,393	931,393

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Operations
Net income (loss)	$11,495,298	$(3,136,810)
Capital transactions
Issuance of Shares	83,865,158	22,723,371
Redemption of Shares	(14,090,684)	(17,298,340)
Total capital transactions	69,774,474	5,425,031
Net change in net assets	81,269,772	2,288,221

Net assets, beginning of period	$47,499,620	$37,686,512
Net assets, end of period	$128,769,392	$39,974,733
Net asset value per share at beginning of period	$30.64	$44.34
At end of period	$34.57	$41.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$11,495,298	$(3,136,810)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(11,085,413)	611,025
Changes in operating assets and liabilities:
Collateral, due from broker	981,275	1,534,475
Interest receivable	(3,951)	(83)
Other assets	(42,008)	44,502
Management fee payable to Sponsor	62,085	(2,381)
Other liabilities	19,257	59,628
Net cash provided by (used in) operating activities	1,426,543	(889,644)

Cash flows from financing activities:
Proceeds from sale of Shares	83,865,158	22,723,371
Redemption of Shares, net of change in payable for shares redeemed	(12,362,238)	(17,298,340)
Net cash provided by financing activities	71,502,920	5,425,031

Net change in cash and cash equivalents	72,929,463	4,535,387
Cash and cash equivalents, beginning of period	42,405,220	34,631,982
Cash and cash equivalents, end of period	$115,334,683	$39,167,369

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
March 31, 2014
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Reclassifications

Certain amounts in prior periods may have been reclassified to conform to current period presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended March 31, 2014 and 2013.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $105,334,953 and $42,405,220 in money market funds at March 31, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund held $9,999,730 in United States Treasury Bills with a maturity date of three months or less at March 31, 2014; this balance is included in cash and cash equivalents on the statements of assets and liabilities.

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

The following table presents information about the sponsor fee and allocation of expenses for the three months ended March 31, 2014 and 2013.

	Three months ended	Three months ended
Expenses	March 31, 2014	March 31, 2013
Management Fee to the Sponsor	$196,425	$99,820
Expenses by the Fund	$883,662	$673,927
Expenses Paid by the Sponsor	$-	$-
Waived Management Fee	$-	$-
24

For the year ended December 31, 2013, there was approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received reimbursement of $162,860 from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

For the year ended December 31, 2012, there was also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. The Sponsor received approximately $7,000 from the Fund in the quarter ended March 31, 2013.

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

On March 31, 2014 and December 31, 2013, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

March 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2014
Cash equivalents	$115,334,683	$-	$-	$115,334,683
Commodity futures contracts	6,200,625	-	-	6,200,625
Total	$121,535,308	$-	$-	$121,535,308
26

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$42,405,220	$-	$-	$42,405,220

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$4,884,788	$-	$-	$4,884,788

For the three months ended March 31, 2014, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts. For the three months ended March 31, 2014 and 2013 the Fund invested only in commodity futures contracts. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire. Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of March 31, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Corn futures contracts	$6,200,625	$-	$6,200,625	$-	$-	$6,200,625

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$4,884,788	$-	$4,884,788	$-	$4,884,788	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2014

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$1,283,346	$11,085,413

Three months ended March 31, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity Price
Commodity futures contracts	$(1,859,822)	$(611,025)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of March 31, 2014 and December 31, 2013.

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2014	March 31, 2013
Net asset value at beginning of period	$30.64	$44.34
Income from investment operations:
Investment income	-	0.01
Net realized and unrealized gain (loss) on commodity futures contracts	4.28	(2.63)
Total expenses	(0.35)	(0.72)
Net increase (decrease) in net asset value	3.93	(3.34)
Net asset value at end of period	$34.57	$41.00
Total Return	12.83%	(7.53)%
Ratios to Average Net Assets
Total expense	4.44%	6.74%
Net investment loss	(4.39)%	(6.66)%
28

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

The following table presents information about the sponsor fee and allocation of expenses for the three months ended March 31, 2014 and 2013.

	Three months ended	Three months ended
Expenses	March 31, 2014	March 31, 2013
Management Fee to the Sponsor	$196,425	$99,820
Expenses by the Fund	$883,662	$673,927
Expenses Paid by the Sponsor	$-	$-
Waived Management Fee	$-	$-

For the year ended December 31, 2013, there was approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received reimbursement of $162,860 from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

From March 31, 2014 through May 1, 2014, the Shares Outstanding for the Fund decreased from 3,725,004 to 3,150,004; this represents a 15.44% decrease. This decrease in shares, in conjunction with a 0.14% decrease in the NAV, has resulted in a decrease in Total Net Assets of $20,034,967 or 15.56%.

TEUCRIUM NATURAL GAS FUND
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$1,941,329	$1,752,722
Commodity futures contracts	111,110	84,050
Interest receivable	130	126
Other assets	8,045	12,337
Total assets	2,060,614	1,849,235

Liabilities
Commodity futures contracts	5,900	-
Collateral, due to broker	51,740	74,157
Management fee payable to Sponsor	-	1,671
Other liabilities	1,378	152
Total Liabilities	59,018	75,980

Net assets	$2,001,596	$1,773,255

Shares outstanding	150,004	150,004

Net asset value per share	$13.34	$11.82

Market value per share	$13.36	$12.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND
SCHEDULE OF INVESTMENTS

March 31, 2014
(Unaudited)

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management	$1,941,329	96.99%

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures OCT14 (11 contracts)	$53,590	2.68%	$487,740
NYMEX natural gas futures NOV14 (11 contracts)	52,530	2.62	493,130
NYMEX natural gas futures APR15 (13 contracts)	4,990	0.25	525,980
Total commodity futures contracts	$111,110	5.55%	$1,506,850

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures MAR15 (11 contracts)	$5,900	0.29%	$498,300

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND
SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management	$1,752,722	98.84%

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures MAR14 (10 contracts)	$21,140	1.19%	$419,300
NYMEX natural gas futures APR14 (11 contracts)	17,400	0.98	451,550
NYMEX natural gas futures OCT14 (11 contracts)	23,670	1.34	457,820
NYMEX natural gas futures NOV14 (11 contracts)	21,840	1.23	462,440
Total commodity futures contracts	$84,050	4.74%	$1,791,110

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$214,190	$(110,739)
Net change in unrealized appreciation or depreciation on commodity futures contracts	21,160	492,549
Interest income	177	488
Total income	235,527	382,298

Expenses
Management fees	1,534	10,182
Professional fees	4,291	2,106
Distribution and marketing fees	695	1,467
Custodian fees and expenses	360	760
General and administrative expenses	50	105
Brokerage commissions	208	208
Other expenses	48	102
Total expenses	7,186	14,930

Net income	$228,341	$367,368
Net income per share	$1.52	$1.04
Net income per weighted average share	$1.52	$1.04
Weighted average shares outstanding	150,004	352,782

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Operations
Net income	$228,341	$367,368
Capital transactions
Redemption of Shares	-	(1,211,768)
Total capital transactions	-	(1,211,768)
Net change in net assets	228,341	(844,400)

Net assets, beginning of period	1,773,255	4,625,621
Net assets, end of period	$2,001,596	$3,781,221
Net asset value per share at beginning of period	$11.82	$11.56
At end of period	$13.34	$12.60

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$228,341	$367,368
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(21,160)	(492,549)
Changes in operating assets and liabilities:
Collateral, due from broker	-	367,374
Interest receivable	(4)	45
Other assets	4,292	2,817
Collateral, due to broker	(22,417)	136,990
Management fee payable to Sponsor	(1,671)	(601)
Other liabilities	1,226	674
Net cash provided by operating activities	188,607	382,118

Cash flows from financing activities:
Redemption of Shares	-	(1,211,768)
Net cash used in financing activities	-	(1,211,768)

Net change in cash and cash equivalents	188,607	(829,650)
Cash and cash equivalents, beginning of period	1,752,722	4,476,336
Cash and cash equivalents, end of period	$1,941,329	$3,646,686

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
March 31, 2014
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Reclassifications

Certain amounts in prior periods may have been reclassified to conform to current period presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended March 31, 2014 and 2013.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $1,941,329 and $1,752,722 in money market funds on March 31, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

In determining the value of Natural Gas Futures Contracts, the administrator uses the NYMEX closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter natural gas interests is determined based on the value of the commodity or futures contract underlying such natural gas interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such natural gas interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open natural gas interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

The following table presents information about the sponsor fee and allocation of expenses for the three months ended March 31, 2014 and 2013.

	Three months ended	Three months ended
Expenses	March 31, 2014	March 31, 2013
Management Fee to the Sponsor	$1,534	$10,182
Expenses by the Fund	$7,186	$14,930
Expenses Paid by the Sponsor	$33,000	$19,000
Waived Management Fee	$2,600	$-

For the year ended December 31, 2013, there was approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received no reimbursement from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

For the year ended December 31, 2012, there was approximately $560,000 of expenses recorded on the financial statements of the Sponsor which was subject to reimbursement by the Funds in 2013. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. The Sponsor determined, however, that it would not seek reimbursement for any portion of the amount from NAGS, CRUD, CANE and TAGS. In the period ended March 31, 2013, the Sponsor did, in fact, receive reimbursement from CORN, SOYB and WEAT of approximately $8,000 of these expenses.

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

On March 31, 2014 and December 31, 2013, in the opinion of the Trust and the Fund, the reported value of the Natural Gas Futures Contracts traded on the NYMEX fairly reflected the value of the Natural Gas Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

March 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2014
Cash equivalents	$1,941,329	$-	$-	$1,941,329
Commodity futures contracts	111,110	-	-	111,110
Total	$2,052,439	$-	$-	$2,052,439

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2014
Commodity futures contracts	$5,900	$-	$-	$5,900

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$1,752,722	$-	$-	$1,752,722
Commodity futures contracts	84,050	-	-	84,050
Total	$1,836,772	$-	$-	$1,836,772
40

For the three months ended March 31, 2014 and 2013, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three months ended March 31, 2014 and 2013, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of March 31, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Natural gas futures contracts	$111,110	$-	$111,110	$5,900	$51,740	$53,470

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Natural gas futures contracts	$5,900	$-	$5,900	$5,900	$-	$-
41

Offsetting of Financial Assets and Derivative Assets as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Natural gas futures contracts	$84,050	$-	$84,050	$-	$74,157	$9,893

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2014

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$214,190	$21,160

Three months ended March 31, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(110,739)	$492,549

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of March 31, 2014 and December 31, 2013.

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2014	March 31, 2013
Net asset value at beginning of period	$11.82	$11.56
Income from investment operations:
Investment income	-	-
Net realized and unrealized gain on commodity futures contracts	1.57	1.08
Total expenses	(0.05)	(0.04)
Net increase in net asset value	1.52	1.04
Net asset value at end of period	$13.34	$12.60
Total Return	12.86%	9.00%
Ratios to Average Net Assets
Total expense	1.49%	1.47%
Net investment loss	(1.45)%	(1.42)%

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

The following table presents information about the sponsor fee and allocation of expenses for the three months ended March 31, 2014 and 2013.

	Three months ended	Three months ended
Expenses	March 31, 2014	March 31, 2013
Management Fee to the Sponsor	$1,534	$10,182
Expenses by the Fund	$7,186	$14,930
Expenses Paid by the Sponsor	$33,000	$19,000
Waived Management Fee	$2,600	$-

For the year ended December 31, 2013, there was approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received no reimbursement from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

From March 31, 2014 through May 1, 2014, there were no changes in the Shares Outstanding for the Fund. However, on May 2, 2014, there was a redemption order placed for 50,000 shares. Therefore, effective May 5, 2014, there will be 100,004 Shares Outstanding for the Fund, which will represent a minimal number of shares and there can be no more redemption orders until there is a creation order.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,015,138	$1,962,616
Commodity futures contracts	137,100	87,530
Interest receivable	134	131
Other assets	20,029	27,546
Total assets	2,172,401	2,077,823

Liabilities
Commodity futures contracts	-	5,080
Collateral, due to broker	75,775	23,445
Other liabilities	2,676	170
Total Liabilities	78,451	28,695

Net assets	$2,093,950	$2,049,128

Shares outstanding	50,002	50,002

Net asset value per share	$41.88	$40.98

Market value per share	$41.47	$40.34

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND
SCHEDULE OF INVESTMENTS

March 31, 2014
(Unaudited)

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management	$2,015,138	96.24%

Commodity futures contracts
United States crude oil futures contracts
WTI crude oil futures JUN14 (7 contracts)	$86,690	4.14%	$705,740
WTI crude oil futures DEC14 (7 contracts)	43,890	2.10	667,310
WTI crude oil futures DEC15 (8 contracts)	6,520	0.31	701,920
Total commodity futures contracts	$137,100	6.55%	$2,074,970

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND
SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management	$1,962,616	95.78%

Commodity futures contracts
United States crude oil futures contracts
WTI crude oil futures JUN14 (7 contracts)	$61,910	3.02%	$680,960
WTI crude oil futures DEC14 (7 contracts)	25,620	1.25	649,040
Total commodity futures contracts	$87,530	4.27%	$1,330,000

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States crude oil futures contracts
WTI crude oil futures DEC15 (8 contracts)	$5,080	0.25%	$690,320

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$-	$(9,320)
Net change in unrealized appreciation or depreciation on commodity futures contracts	54,650	52,610
Interest income	194	264
Total income	54,844	43,554

Expenses
Professional fees	7,517	5,480
Distribution and marketing fees	2,505	1,947
Total expenses	10,022	7,427

Net income	$44,822	$36,127
Net income per share	$0.90	$0.73
Net income per weighted average share	$0.90	$0.72
Weighted average shares outstanding	50,002	50,002

The accompanying notes are an integral part of these financial statements.

47

TEUCRIUM WTI CRUDE OIL FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Operations
Net income	$44,822	$36,127
Net change in net assets	44,822	36,127

Net assets, beginning of period	$2,049,128	1,993,747
Net assets, end of period	$2,093,950	$2,029,874
Net asset value per share at beginning of period	$40.98	$39.87
At end of period	$41.88	$40.60

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$44,822	$36,127
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(54,650)	(52,610)
Changes in operating assets and liabilities:
Collateral, due from broker	-	73,065
Interest receivable	(3)	(2)
Other assets	7,517	5,634
Collateral, due to broker	52,330	-
Management fee payable to Sponsor	-	(1,626)
Other liabilities	2,506	1,790
Net cash provided by operating activities	52,522	62,378

Net change in cash and cash equivalents	52,522	62,378
Cash and cash equivalents, beginning of period	1,962,616	1,845,910
Cash and cash equivalents, end of period	$2,015,138	$1,908,288

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Reclassifications

Certain amounts in prior periods may have been reclassified to conform to current period presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended March 31, 2014 and 2013.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares. Effective May 18, 2012, the Fund had a minimum number of shares and this situation continued through March 31, 2014. No redemptions can be made until additional shares are created.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $2,015,138 and $1,962,616 in money market funds at March 31, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

In determining the value of WTI Crude Oil Futures Contracts, the administrator uses the NYMEX closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter crude oil interests is determined based on the value of the commodity or futures contract underlying such crude oil interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such crude oil interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day. Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open crude oil interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

The following table presents information about the sponsor fee and allocation of expenses for the three months ended March 31, 2014 and 2013.

	Three months ended	Three months ended
Expenses	March 31, 2014	March 31, 2013
Management Fee to the Sponsor	$-	$-
Expenses by the Fund	$10,022	$7,427
Expenses Paid by the Sponsor	$33,000	$17,000
Waived Management Fee	$5,100	$5,000

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received no reimbursement from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

For the year ended December 31, 2012, there was approximately $560,000 of expenses recorded on the financial statements of the Sponsor which was subject to reimbursement by the Funds in 2013. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. The Sponsor determined, however, that it would not seek reimbursement for any portion of the amount from NAGS, CRUD, CANE and TAGS. In the period ended March 31, 2013, the Sponsor did, in fact, receive reimbursement from CORN, SOYB and WEAT of approximately $8,000 of these expenses.

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

On March 31, 2014 and December 31, 2013, in the opinion of the Trust and the Fund, the reported value of the WTI Crude Oil Futures Contracts traded on the NYMEX fairly reflected the value of the WTI Crude Oil Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

March 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2014
Cash equivalents	$2,015,138	$-	$-	$2,015,138
Commodity futures contracts	137,100	-	-	137,100
Total	$2,152,238	$-	$-	$2,152,238

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$1,962,616	$-	$-	$1,962,616
Commodity futures contracts	87,530	-	-	87,530
Total	$2,050,146	$-	$-	$2,050,146

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$5,080	$-	$-	$5,080

For the three months ended March 31, 2014 and 2013, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three months ended March 31, 2014 and 2013, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of March 31, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
WTI crude oil futures contracts	$137,100	$-	$137,100	$-	$75,775	$61,325

Offsetting of Financial Assets and Derivative Assets as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
WTI crude oil futures contracts	$87,530	$-	$87,530	$5,080	$23,445	$59,005

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
WTI crude oil futures contracts	$5,080	$-	$5,080	$5,080	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2014

	Realized Gain (Loss) on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$-	$54,650

Three months ended March 31, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(9,320)	$52,610

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of March 31, 2014 and December 31, 2013.

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2014	March 31, 2013
Net asset value at beginning of period	$40.98	$39.87
Income from investment operations:
Investment income	-	0.01
Net realized and unrealized gain on commodity futures contracts	1.10	0.87
Total expenses	(0.20)	(0.15)
Net increase in net asset value	0.90	0.73
Net asset value at end of period	$41.88	$40.60
Total Return	2.20%	1.83%
Ratios to Average Net Assets
Total expense	2.00%	1.50%
Net investment loss	(1.96)%	(1.45)%

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

The following table presents information about the sponsor fee and allocation of expenses for the three months ended March 31, 2014 and 2013.

	Three months ended	Three months ended
Expenses	March 31, 2014	March 31, 2013
Management Fee to the Sponsor	$-	$-
Expenses by the Fund	$10,022	$7,427
Expenses Paid by the Sponsor	$33,000	$17,000
Waived Management Fee	$5,100	$5,000

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received no reimbursement from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7– Subsequent Events

For the period March 31, 2014 through May 1, 2014, there was nothing to report.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$4,015,657	$3,765,791
Commodity futures contracts	166,138	-
Collateral, due from broker	118,013	400,752
Interest receivable	271	258
Other assets	55,975	45,500
Total assets	4,356,054	4,212,301

Liabilities
Commodity futures contracts	29,650	188,863
Management fee payable to Sponsor	3,642	3,491
Other liabilities	4,952	2,975
Total Liabilities	38,244	195,329

Net assets	$4,317,810	$4,016,972

Shares outstanding	175,004	175,004

Net asset value per share	$24.67	$22.95

Market value per share	$24.58	$22.81

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

March 31, 2013

(Unaudited)

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management	$4,015,657	93.00%

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JUL14 (21 contracts)	154,063	3.57	1,500,975
CBOT soybean futures NOV15 (27 contracts)	12,075	0.28	1,538,325
Total commodity futures contracts	$166,138	3.85%	$3,039,300

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV14 (22 contracts)	$29,650	0.69%	$1,305,975

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management	$3,765,791	93.75%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR14 (22 contracts)	$58,288	1.45%	$1,421,750
CBOT soybean futures MAY14 (19 contracts)	4,775	0.12	1,213,150
CBOT Soybean futures NOV14 (25 contracts)	125,800	3.13	1,418,750
Total commodity futures contracts	$188,863	4.70%	$4,053,650

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$26,100	$(217,575)
Net change in unrealized appreciation or depreciation on commodity futures contracts	325,351	140,050
Interest income	389	922
Total income (loss)	351,840	(76,603)

Expenses
Management fees	9,812	17,233
Professional fees	43,200	16,200
Distribution and marketing fees	4,950	45,900
Custodian fees and expenses	900	1,485
Business permits and licenses fees	1,980	2,790
General and administrative expenses	4,770	4,230
Brokerage commissions	1,800	1,890
Other expenses	1,400	2,395
Total expenses	68,812	92,123

Net income (loss)	$283,028	$(168,726)
Net income (loss) income per share	$1.72	$(0.48)
Net income (loss) per weighted average share	$1.67	$(0.58)
Weighted average shares outstanding	169,171	288,615

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Operations
Net income (loss)	$283,028	$(168,726)
Capital transactions
Issuance of Shares	581,644	1,242,729
Redemption of Shares	(563,834)	(1,206,922)
Total capital transactions	17,810	35,807
Net change in net assets	300,838	(132,919)

Net assets, beginning of period	$4,016,972	$6,636,175
Net assets, end of period	$4,317,810	$6,503,256
Net asset value per share at beginning of period	$22.95	$24.13
At end of period	$24.67	$23.65

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$283,028	$(168,726)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(325,351)	(140,050)
Changes in operating assets and liabilities:
Collateral, due from broker	282,739	270,860
Interest receivable	(13)	-
Other assets	(10,475)	3,351
Management fee payable to Sponsor	151	4
Other liabilities	1,977	4,623
Net cash provided by (used in) operating activities	232,056	(29,938)

Cash flows from financing activities:
Proceeds from sale of Shares	581,644	1,242,729
Redemption of Shares	(563,834)	(1,206,922)
Net cash provided by financing activities	17,810	35,807

Net change in cash and cash equivalents	249,866	5,869
Cash and cash equivalents, beginning of period	3,765,791	6,169,205
Cash and cash equivalents, end of period	$4,015,657	$6,175,074

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended March 31, 2014 and 2013.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $4,015,657 and $3,765,791 in money market funds at March 31, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

The following table presents information about the sponsor fee and allocation of expenses for the three months ended March 31, 2014 and 2013.

	Three months ended	Three months ended
Expenses	March 31, 2014	March 31, 2013
Management Fee to the Sponsor	$9,812	$17,233
Expenses by the Fund	$68,812	$92,123
Expenses Paid by the Sponsor	$-	$-
Waived Management Fee	$-	$-

For the year ended December 31, 2013, there was approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received reimbursement of $20,090 from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

For the year ended December 31, 2012, there was also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. The Sponsor received approximately $600 from the Fund in the quarter ended March 31, 2013.

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

The Soybean Futures Contracts traded on the CBOT which will settle on November 13, 2015 (the “NOV15 Soybean Contracts”) did not, in the opinion of the Trust and SOYB, trade in an actively traded futures market as defined in the policy of the Trust and SOYB for the entire period during which they were held. Accordingly, the Trust and SOYB have classified these as a Level 2 liability for the period ended March 31, 2014. The NOV15 Soybean Contracts were, in the opinion of the Trust and SOYB, fairly valued at settlement on March 31, 2014.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

March 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2014
Cash equivalents	$4,015,657	$-	$-	$4,015,657
Commodity futures contracts	154,063	12,075	-	166,138
Total	$4,169,720	$12,075	$-	$4,181,795

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2014
Commodity futures contracts	$29,650	$-	$-	$29,650

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$3,765,791	$-	$-	$3,765,791

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$188,863	$-	$-	$188,863

Transfers into and out of each level of the fair value hierarchy for the NOV15 Soybean Contracts for the three months ended March 31, 2014 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Soybean future contracts	$-	$12,075	$12,075	$-	$-	$-

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

Note 4 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three months ended March 31, 2014 and 2013, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of March 31, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Soybean futures contracts	$166,138	$-	$166,138	$29,650	$-	$136,488

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Soybean futures contracts	$29,650	$-	$29,650	$29,650	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Soybean futures contracts	$188,863	$-	$188,863	$-	$188,863	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended March 31, 2014

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$26,100	$325,351

Three months ended March 31, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(217,575)	$140,050

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of March 31, 2014 and December 31, 2013.

Note 5 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2014	March 31, 2013
Net asset value at beginning of period	$22.95	$24.13
Income from investment operations:
Investment income	-	-
Net realized and unrealized gain (loss) on commodity futures contracts	2.13	(0.17)
Total expenses	(0.41)	(0.31)
Net increase (decrease) in net asset value	1.72	(0.48)
Net asset value at end of period	$24.67	$23.65
Total Return	7.49%	(1.99)%
Ratios to Average Net Assets
Total expense	7.00%	5.24%
Net investment loss	(6.96)%	(5.19)%

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

The following table presents information about the sponsor fee and allocation of expenses for the three months ended March 31, 2014 and 2013.

	Three months ended	Three months ended
Expenses	March 31, 2014	March 31, 2013
Management Fee to the Sponsor	$9,812	$17,233
Expenses by the Fund	$68,812	$92,123
Expenses Paid by the Sponsor	$-	$-
Waived Management Fee	$-	$-

For the year ended December 31, 2013, there was approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received reimbursement of $20,090 from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

Note 6 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

For the period March 31, 2014 through May 1, 2014, there was nothing to report.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,918,383	$2,366,377
Commodity futures contracts	50,691	-
Collateral, due from broker	78,169	261,687
Interest receivable	193	159
Other assets	14,474	23,643
Total assets	3,061,910	2,651,866

Liabilities
Commodity futures contracts	9,845	183,400
Other liabilities	3,291	63
Total liabilities	13,136	183,463

Net assets	$3,048,774	$2,468,403

Shares outstanding	200,004	175,004

Net asset value per share	$15.24	$14.10

Market value per share	$15.22	$14.05

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

March 31, 2014

(Unaudited)

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management	$2,918,383	95.72%

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL14 (52 contracts)	$28,515	0.93%	$1,055,891
ICE sugar futures OCT14 (44 contracts)	22,176	0.73	914,144
Total commodity futures contracts	$50,691	1.66%	$1,970,035

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR15 (50 contracts)	$9,845	0.32%	$1,073,520

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management	$2,366,377	95.87%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY14 (47 contracts)	$60,827	2.46%	$871,718
ICE sugar futures JUL14 (40 contracts)	38,976	1.58	749,504
ICE sugar futures MAR15 (43 contracts)	83,597	3.39	854,840
Total commodity futures contracts	$183,400	7.43%	$2,476,062

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(3,281)	$(85,826)
Net change in unrealized appreciation or depreciation on commodity futures contracts	224,246	(123,121)
Interest income	257	305
Total income (loss)	221,222	(208,642)

Expenses
Professional fees	9,681	4,166
Distribution and marketing fees	3,227	4,478
Business permits and licenses fees	-	(124)
General and administrative expenses	-	6
Other expenses	250	203
Total expenses	13,158	8,729

Net income (loss)	$208,064	$(217,371)
Net income (loss) per share	$1.14	$(1.69)
Net income (loss) per weighted average share	$1.13	$(1.60)
Weighted average shares outstanding	184,448	136,115

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Operations
Net income (loss)	$208,064	$(217,371)
Capital transactions
Issuance of Shares	372,307	410,210
Total capital transactions	372,307	410,210
Net change in net assets	580,371	192,839

Net assets, beginning of period	2,468,403	2,225,898
Net assets, end of period	$3,048,774	$2,418,737
Net asset value per share at beginning of period	$14.10	$17.81
At end of period	$15.24	$16.12

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$208,064	$(217,371)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(224,246)	123,121
Changes in operating assets and liabilities:
Collateral, due from broker	183,518	(121,841)
Interest receivable	(34)	5
Other assets	9,169	5,717
Other liabilities	3,228	2,066
Net cash provided by (used in) operating activities	179,699	(208,303)

Cash flows from financing activities:
Proceeds from sale of Shares	372,307	410,210
Net cash provided by financing activities	372,307	410,210

Net change in cash and cash equivalents	552,006	201,907
Cash and cash equivalents, beginning of period	2,366,377	2,088,533
Cash and cash equivalents, end of period	$2,918,383	$2,290,440

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of March 31, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended March 31, 2014 and 2013.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $2,918,383 and $2,366,377 in money market funds at March 31, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

In determining the value of Sugar Futures Contracts, the administrator uses the ICE closing price. The administrator determines the value of all other Fund investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The value of over-the-counter sugar interests is determined based on the value of the commodity or futures contract underlying such sugar interest, except that a fair value may be determined if the Sponsor believes that the Fund is subject to significant credit risk relating to the counterparty to such sugar interest.  For purposes of financial statements and reports, the Sponsor will recalculate the NAV where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract closes at its price fluctuation limit for the day.  Treasury securities held by the Fund are valued by the administrator using values received from recognized third-party vendors and dealer quotes.  NAV includes any unrealized profit or loss on open sugar interests and any other income or expense accruing to the Fund but unpaid or not received by the Fund.

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

The following table presents information about the sponsor fee and allocation of expenses for the three months ended March 31, 2014 and 2013.

	Three months ended	Three months ended
Expenses	March 31, 2014	March 31, 2013
Management Fee to the Sponsor	$-	$-
Expenses by the Fund	$13,158	$8,729
Expenses Paid by the Sponsor	$32,000	$18,400
Waived Management Fee	$6,300	$5,700

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received no reimbursement from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

For the year ended December 31, 2012, there was approximately $560,000 of expenses recorded on the financial statements of the Sponsor which was subject to reimbursement by the Funds in 2013. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. The Sponsor determined, however, that it would not seek reimbursement for any portion of the amount from NAGS, CRUD, CANE and TAGS. In the period ended March 31, 2013, the Sponsor did, in fact, receive reimbursement from CORN, SOYB and WEAT of approximately $8,000 of these expenses.

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

On March 31, 2014 and December 31, 2013, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

March 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2014
Cash equivalents	$2,918,383	$-	$-	$2,918,383
Commodity futures contracts	50,691	-	-	50,691
Total	$2,969,074	$-	$-	$2,969,074

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2014
Commodity futures contracts	$9,845	$-	$-	$9,845

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$2,366,377	$-	$-	$2,366,377

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$183,400	$-	$-	$183,400

For the three months ended March 31, 2014 and 2013, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three months ended March 31, 2014 and 2013, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of March 31, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Sugar futures contracts	$50,691	$-	$50,691	$9,845	$-	$40,846

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Sugar futures contracts	$9,845	$-	$9,845	$9,845	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Sugar futures contracts	$183,400	$-	$183,400	$-	$183,400	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2014

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(3,281)	$224,246

Three months ended March 31, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(85,826)	$(123,121)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of March 31, 2014 and December 31, 2013.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2014	March 31, 2013
Net asset value at beginning of period	$14.10	$17.81
Income from investment operations:
Investment income	-	-
Net realized and unrealized gain (loss) on commodity futures contracts	1.21	(1.63)
Total expenses	(0.07)	(0.06)
Net increase (decrease) in net asset value	1.14	(1.69)
Net asset value at end of period	$15.24	$16.12
Total Return	8.09%	(9.49)%
Ratios to Average Net Assets
Total expense	2.04%	1.54%
Net investment loss	(2.00)%	(1.49)%

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

The following table presents information about the sponsor fee and allocation of expenses for the three months ended March 31, 2014 and 2013.

	Three months ended	Three months ended
Expenses	March 31, 2014	March 31, 2013
Management Fee to the Sponsor	$-	$-
Expenses by the Fund	$13,158	$8,729
Expenses Paid by the Sponsor	$32,000	$18,400
Waived Management Fee	$6,300	$5,700

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received no reimbursement from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

Note 6 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

From March 31, 2014 through May 1, 2014, the Shares Outstanding for the Fund decreased from 200,004 to 175,004; this represents a 12.50% decrease. This decrease in shares, in conjunction with a 0.98% decrease in the NAV, has resulted in a decrease in Total Net Assets of $407,283 or 13.36%.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$15,603,593	$6,451,639
Commodity futures contracts	788,013	-
Collateral, due from broker	141,368	1,253,668
Interest receivable	894	450
Other assets	64,322	50,560
Total assets	16,598,190	7,756,317

Liabilities
Commodity futures contracts	-	698,675
Management fee payable to Sponsor	11,983	6,092
Other liabilities	4,606	3,463
Total Liabilities	16,589	708,230

Net assets	$16,581,601	$7,048,087

Shares outstanding	1,000,004	475,004

Net asset value per share	$16.58	$14.84

Market value per share	$16.53	$14.75

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

March 31, 2014

(Unaudited)

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management	$15,603,593	94.10%

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL14 (165 contracts)	$474,050	2.86%	$5,787,375
CBOT wheat futures SEP14 (141 contracts)	162,213	0.98	4,996,688
CBOT wheat futures DEC14 (161 contracts)	151,750	0.92	5,779,900
Total commodity futures contracts	$788,013	4.76%	$16,563,963

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management	$6,451,639	91.54%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY14 (81 contracts)	$208,100	2.95%	$2,478,600
CBOT wheat futures JUL14 (69 contracts)	84,750	1.20	2,127,788
CBOT wheat futures DEC14 (77 contracts)	405,825	5.76	2,465,925
Total commodity futures contracts	$698,675	9.91%	$7,072,313

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$230,450	$(385,538)
Net change in unrealized appreciation or depreciation on commodity futures contracts	1,486,688	(438,975)
Interest income	1,131	771
Total income (loss)	1,718,269	(823,742)

Expenses
Management fees	24,544	13,609
Professional fees	43,020	9,675
Distribution and marketing fees	36,000	27,270
Custodian fees and expenses	1,485	1,485
Business permits and licenses fees	4,500	1,620
General and administrative expenses	9,000	2,520
Brokerage commissions	1,800	1,800
Other expenses	2,645	2,310
Total expenses	122,994	60,289

Net income (loss)	$1,595,275	$(884,031)
Net income (loss) per share	$1.74	$(2.84)
Net income (loss) income per weighted average share	$2.39	$(3.17)
Weighted average shares outstanding	668,337	278,615

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Operations
Net income (loss)	$1,595,275	$(884,031)
Capital transactions
Issuance of Shares	7,938,239	4,069,345
Total capital transactions	7,938,239	4,069,345
Net change in net assets	9,533,514	3,185,314

Net assets, beginning of period	7,048,087	3,719,209
Net assets, end of period	$16,581,601	$6,904,523
Net asset value per share at beginning of period	$14.84	$21.25
At end of period	$16.58	$18.41

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$1,595,275	$(884,031)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,486,688)	438,975
Changes in operating assets and liabilities:
Collateral, due from broker	1,112,300	(314,291)
Interest receivable	(444)	(201)
Other assets	(13,762)	4,807
Management fee payable to Sponsor	5,891	2,832
Other liabilities	1,143	3,713
Net cash provided by (used in) operating activities	1,213,715	(748,196)

Cash flows from financing activities:
Proceeds from sale of Shares	7,938,239	4,069,345
Net cash provided by financing activities	7,938,239	4,069,345

Net change in cash and cash equivalents	9,151,954	3,321,149
Cash and cash equivalents, beginning of period	6,451,639	3,356,906
Cash and cash equivalents, end of period	$15,603,593	$6,678,055

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Reclassifications

Certain amounts in prior periods may have been reclassified to conform to current period presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended March 31, 2014 and 2013.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits.  The Fund had a balance of $15,603,593 and $6,451,639 in money market funds at March 31, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

The following table presents information about the sponsor fee and allocation of expenses for the three months ended March 31, 2014 and 2013.

	Three months ended	Three months ended
Expenses	March 31, 2014	March 31, 2013
Management Fee to the Sponsor	$24,544	$13,609
Expenses by the Fund	$122,994	$60,289
Expenses Paid by the Sponsor	$-	$-
Waived Management Fee	$-	$-

For the year ended December 31, 2013, there was approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received reimbursement of $28,717 from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

For the year ended December 31, 2012, there was also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. The Sponsor received approximately $350 from the Fund in the quarter ended March 31, 2013.

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

On March 31, 2014 and December 31, 2013, in the opinion of the Trust and the Fund, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

March 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2014
Cash equivalents	$15,603,593	$-	$-	$15,603,593
Commodity futures contracts	788,013	-	-	788,013
Total	$16,391,606	$-	$-	$16,391,606

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$6,451,639	$-	$-	$6,451,639

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$698,675	$-	$-	$698,675

For the three months ended March 31, 2014 and 2013, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the three months ended March 31, 2014 and 2013, the Fund invested only in commodity futures contracts. Cleared Wheat Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract. Additionally, Other Wheat Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Wheat Interests, can generally be structured as the parties to the Wheat Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of March 31, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Wheat futures contracts	$788,013	$-	$788,013	$-	$-	$788,013

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Wheat futures contracts	$698,675	$-	$698,675	$-	$698,675	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2014

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$230,450	$1,486,688

Three months ended March 31, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(385,538)	$(438,975)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of March 31, 2014 and December 31, 2013.

Note 5 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2014	March 31, 2013
Net asset value at beginning of period	$14.84	$21.25
Income from investment operations:
Investment income	-	-
Net realized and unrealized gain (loss) on commodity futures contracts	1.92	(2.62)
Total expenses	(0.18)	(0.22)
Net increase (decrease) in net asset value	1.74	(2.84)
Net asset value at end of period	$16.58	$18.41
Total Return	11.73%	(13.36)%
Ratios to Average Net Assets
Total expense	4.95%	4.41%
Net investment loss	(4.91)%	(4.35)%

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

The following table presents information about the sponsor fee and allocation of expenses for the three months ended March 31, 2014 and 2013.

	Three months ended	Three months ended
Expenses	March 31, 2014	March 31, 2013
Management Fee to the Sponsor	$24,544	$13,609
Expenses by the Fund	$122,994	$60,289
Expenses Paid by the Sponsor	$-	$-
Waived Management Fee	$-	$-

For the year ended December 31, 2013, there was approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received reimbursement of $28,717 from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

Note 6 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

From March 31, 2014 through May 1, 2014, the Shares Outstanding for the Fund decreased from 1,000,004 to 750,004; this represents a 25.00% decrease. This decrease in shares, in conjunction with a 0.84% increase in the NAV, has resulted in a decrease in Total Net Assets of $4,044,594 or 24.39%.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Equity in BNY Mellon trading accounts:
Investments in securities, at fair value (cost $2,532,772 and $2,585,338 as of March 31, 2014 and December 31, 2013, respectively)	$2,079,191	$1,884,997
Cash and cash equivalents	2,263	2,880
Other assets	6,445	8,565
Total assets	2,087,899	1,896,442

Liabilities
Other liabilities	238	-

Net assets	$2,087,661	$1,896,442

Shares outstanding	50,002	50,002

Net asset value per share	$41.75	$37.93

Market value per share	$37.82	$34.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

March 31, 2014

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$530,045	25.39%	15,333
Teucrium Soybean Fund	516,422	24.74	20,931
Teucrium Wheat Fund	517,128	24.77	31,187
Teucrium Sugar Fund	515,596	24.70	33,824
Total exchange-traded funds (cost $2,532,772)	$2,079,191	99.60%

Cash equivalents
Money market funds
Dreyfus Cash Management	$2,263	0.11%

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(53,161)	$(9,045)
Net change in unrealized appreciation or depreciation on securities	246,760	(187,067)
Interest loss	(2)	(2)
Total income (loss)	193,597	(196,114)

Expenses
Professional fees	2,140	(527)
Distribution and marketing fees	238	3,016
Custodian fees and expenses	-	133
Business permits and licenses fees	-	56
General and administrative expenses	-	186
Brokerage commissions	-	32
Other expenses	-	15
Total expenses	2,378	2,911

Net income (loss)	$191,219	$(199,025)
Net income (loss) per share	$3.82	$(3.98)
Net income (loss) per weighted average share	$3.82	$(3.98)
Weighted average shares outstanding	50,002	50,002

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Operations
Net income (loss)	$191,219	$(199,025)
Net change in net assets	191,219	(199,025)

Net assets, beginning of period	$1,896,442	$2,436,721
Net assets, end of period	$2,087,661	$2,237,696
Net asset value per share at beginning of period	$37.93	$48.73
At end of period	$41.75	$44.75

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$191,219	$(199,025)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on securities	(246,760)	187,067
Changes in operating assets and liabilities:
Net purchase and sale of investments in securities, at fair value	52,566	10,021
Other assets	2,120	-
Payable for investments purchased	-	2,834
Other liabilities	238	(481)
Net cash (used in) provided by operating activities	(617)	416

Net change in cash and cash equivalents	(617)	416
Cash and cash equivalents, beginning of period	2,880	6,419
Cash and cash equivalents, end of period	$2,263	$6,835

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ended March 31, 2014 and 2013.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares. The Fund, currently, is at this minimum number of shares outstanding and no redemptions can be made until additional shares are created.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $2,263 and $2,880 in money market funds at March 31, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee and Allocation of Expenses

The Fund pays no direct management fees to the Sponsor. The Underlying Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum; these fees are recognized in the statements contained in this Form 10-Q for each of the Underlying Funds. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. Certain aggregate expenses common to all Funds managed by the Sponsor are allocated to each Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion. Effective January 1, 2013, the Sponsor has stated that it will accrue expenses such that the total expense ratio of the Fund is 0.5% of net assets.

The following table presents information about the sponsor fee and allocation of expenses for the three months ended March 31, 2014 and 2013.

	Three months ended	Three months ended
Expenses	March 31, 2014	March 31, 2013
Expenses by the Fund	$2,378	$2,911
Expenses Paid by the Sponsor	$26,500	$14,600

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received no reimbursement from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

For the year ended December 31, 2012, there was approximately $560,000 of expenses recorded on the financial statements of the Sponsor which was subject to reimbursement by the Funds in 2013. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. The Sponsor determined, however, that it would not seek reimbursement for any portion of the amount from NAGS, CRUD, CANE and TAGS. In the period ended March 31, 2013, the Sponsor did, in fact, receive reimbursement from CORN, SOYB and WEAT of approximately $8,000 of these expenses.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

March 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2014
Exchange-traded funds	$2,079,191	$-	$-	$2,079,191
Cash equivalents	2,263	-	-	2,263
Total	$2,081,454	$-	$-	$2,081,454

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Exchange-traded funds	$1,884,997	$-	$-	$1,884,997
Cash equivalents	2,880	-	-	2,880
Total	$1,887,877	$-	$-	$1,887,877

Note 4 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2014	March 31, 2013
Net asset value at beginning of period	$37.93	$48.73
Income from investment operations:
Investment income	-	-
Net realized and unrealized gain (loss) on commodity futures contracts	3.87	(3.92)
Total expenses	(0.05)	(0.06)
Net increase (decrease) in net asset value	3.82	(3.98)
Net asset value at end of period	$41.75	$44.75
Total Return	10.07%	(8.17)%
Ratios to Average Net Assets
Total expense	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%

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

The following table presents information about the sponsor fee and allocation of expenses for the three months ended March 31, 2014 and 2013.

	Three months ended	Three months ended
Expenses	March 31, 2014	March 31, 2013
Expenses by the Fund	$2,378	$2,911
Expenses Paid by the Sponsor	$26,500	$14,600

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received no reimbursement from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

Note 5 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 6 – Subsequent Events

For the period March 31, 2014 through May 1, 2014, there was nothing to report.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2014, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year , which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,784 contracts, JUL14)	$45,202,100	35%
CBOT Corn Futures (1,539 contracts, SEP14)	38,628,900	30
CBOT Corn Futures (1,805 contracts, DEC14)	44,967,063	35

Total at March 31, 2014	$128,798,063	100%

NAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX Natural Gas Futures (11 contracts, OCT14)	$487,740	24%
NYMEX Natural Gas Futures (11 contracts, NOV14)	493,130	25
NYMEX Natural Gas Futures (11 contracts, MAR15)	498,300	25
NYMEX Natural Gas Futures (13 contracts, APR15)	525,980	26

Total at March 31, 2014	$2,005,150	100%

CRUD Benchmark Component Futures Contracts	Notional Value	Weight (%)
WTI Crude Oil Futures (7 contracts, JUN14)	$705,740	34%
WTI Crude Oil Futures (7 contracts, DEC14)	667,310	32
WTI Crude Oil Futures (8 contracts, DEC15)	701,920	34

Total at March 31, 2014	$2,074,970	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (21 contracts, JUL14)	$1,500,975	35%
CBOT Soybean Futures (22 contracts, NOV14)	1,305,975	30
CBOT Soybean Futures (27 contracts, NOV15)	1,538,325	35

Total at March 31, 2014	$4,345,275	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (52 contracts, JUL14)	$1,055,891	35%
ICE Sugar Futures (44 contracts, OCT14)	914,144	30
ICE Sugar Futures (50 contracts, MAR15)	1,073,520	35

Total at March 31, 2014	$3,043,555	100%
WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (165 contracts, JUL14)	$5,787,375	35%
CBOT Wheat Futures (141 contracts, SEP14)	4,996,688	30
CBOT Wheat Futures (161 contracts, DEC14)	5,779,900	35

Total at March 31, 2014	$16,563,963	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund	$530,045	25%
Shares of Teucrium Soybean Fund	516,422	25
Shares of Teucrium Wheat Fund	517,128	25
Shares of Teucrium Sugar Fund	515,596	25

Total at March 31, 2014	$2,079,191	100%

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

An “exchange for risk” transaction, sometimes referred to as an “exchange for swap” or “exchange of futures for risk,” (“EFR”) is a privately negotiated and simultaneous exchange of a futures contract position for a swap or other over-the-counter instrument on the corresponding commodity.  An EFR transaction can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFR transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs.  The Fund will become subject to the credit risk of the market specialist/market maker until the EFR is settled or terminated. The Fund reports all activity related to EFR transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

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

Performance Summary

This report covers the period from January 1, 2014 to March 31, 2014, for each Fund.

CORN Per Share Operation Performance
Net asset value at beginning of period	$30.64
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	4.28
Total expenses	(0.35)
Net increase in net asset value	3.93
Net asset value end of period	$34.57
Total Return	12.83%
Ratios to Average Net Assets (Annualized)
Total expense	4.44%
Net investment loss	(4.39)%

NAGS Per Share Operation Performance
Net asset value at beginning of period	$11.82
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	1.57
Total expenses	(0.05)
Net increase in net asset value	1.52
Net asset value at end of period	$13.34
Total Return	12.86%
Ratios to Average Net Assets (Annualized)
Total expense	1.49%
Net investment loss	(1.45)%
CRUD Per Share Operation Performance
Net asset value at beginning of period	$40.98
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	1.10
Total expenses	(0.20)
Net increase in net asset value	0.90
Net asset value at end of period	$41.88
Total Return	2.20%
Ratios to Average Net Assets (Annualized)
Total expense	2.00%
Net investment loss	(1.96)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$22.95
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	2.13
Total expenses	(0.41)
Net increase in net asset value	1.72
Net asset value at end of period	$24.67
Total Return	7.49%
Ratios to Average Net Assets (Annualized)
Total expense	7.00%
Net investment loss	(6.96)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$14.10
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	1.21
Total expenses	(0.07)
Net increase in net asset value	1.14
Net asset value at end of period	$15.24
Total Return	8.01%
Ratios to Average Net Assets (Annualized)
Total expense	2.04%
Net investment loss	(2.00)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$14.84
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	1.92
Total expenses	(0.18)
Net increase in net asset value	1.74
Net asset value at end of period	$16.58
Total Return	11.73%
Ratios to Average Net Assets (Annualized)
Total expense	4.95%
Net investment loss	(4.91)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$37.93
Income from investment operations:
Investment income	-
Net realized and unrealized gain on investment transactions	3.87
Total expenses	(0.05)
Net increase in net asset value	3.82
Net asset value at end of period	$41.75
Total Return	10.08%
Ratios to Average Net Assets (Annualized)
Total expense	0.50%
Net investment loss	(0.50)%

The performance of each Fund for the period January 1, 2014 to March 31, 2014 and the exchange-traded Shares are detailed below in “Results of Operations.”  Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust. All Funds operated for the entirety of the periods included below.

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. All Funds operated for the entirety of the periods referenced below.

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor had not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount as of December 31, 2013. For the period ended March 31, 2014, the Sponsor received reimbursement of $211,667 from the Funds with $162,860 from CORN, $20,090 from SOYB and $28,717 from WEAT. There was no reimbursement of this balance from the other Funds. The balance which could be recovered for the remainder of 2014 is $289,400.

For the year ended December 31, 2012, there was approximately $560,000 of expenses recorded on the financial statements of the Sponsor which was subject to reimbursement by the Funds in 2013. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. The Sponsor determined, however, that it would not seek reimbursement for any portion of the amount from NAGS, CRUD, CANE and TAGS. In the period ended March 31, 2013, the Sponsor did, in fact, receive reimbursement from CORN, SOYB and WEAT of approximately $8,000 of these expenses.

The Teucrium Corn Fund

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

For the quarter ended March 31, 2014, the Fund had total income of $12,378,960 compared to a total loss of $(2,462,883) for the quarter ended March 31, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund decreased from $41.00 on March 31, 2013 to $34.57 on March 31, 2014, but increased from $30.64 on December 31, 2013. The NAV per share in the three months ended March 31, 2013 had decreased $3.34, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The changes in the NAV per share when compared to the periods ending March 31, 2013 and December 31, 2013 have been driven principally by updates to the USDA’s outlook for global corn prices, supply and demand. In general, the USDA’s estimate of corn production in the United States for the crop year 2013-14 is significantly improved over 2012-2013 production which was impacted by the drought in the Midwest. A summary of the USDA’s most recent monthly report, which was released on April 9, 2014 is presented in the Market Outlook section of this filing.

Total expenses for the quarter ended March 31, 2014, were $883,662 compared to $673,927 for the quarter ended March 31, 2013. This increase of $209,735 for the quarter, year over year, was driven principally by increases in the management fee, professional fees, and general and administrative expenses with other expense categories remaining generally flat or having slight decreases. The approximately $96,600 increase in the management fee was a result of higher average assets under management in the 2014 period than in 2013. The $135,000 or 114% increase in professional fees is a result of timing differences in payments for auditing, tax preparation and legal services. The decrease in distribution and marketing fees is the result of expense reduction efforts undertaken by the Sponsor. The increase in general and administrative expenses is the result of increase insurance payments on behalf of the Fund. The decrease in brokerage commissions in the current period reflects the Sponsor’s most current estimate, taking into account contract rolls. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The total expense ratio for the three month period ended March 31, 2014 was 4.44% while it was 6.74% for the period ended March 31, 2013. This lower expense ratio was driven by a significant increase in average net assets, offset partially by an increase in total expenses. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarters-ended March 31, 2014 and 2013, there were no expenses which generally would have been paid by the Fund but were waived by the Sponsor.

For the year ended December 31, 2013, there was approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received reimbursement of $162,860 from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

For the year ended December 31, 2012, there was also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. The Sponsor received approximately $7,000 from the Fund in the quarter ended March 31, 2013.

Shares outstanding increased by approximately 282% period over period from 975,004 on March 31, 2013 to 3,725,004 on March 31, 2014; while the average shares outstanding for the three month period ending March 31, 2014 increased by approximately 167% over the same period last year. Shares outstanding increased by 2,175,000 or 140% from December 31, 2013 to March 31, 2014.

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

For the quarter ended March 31, 2014, the Fund had total income of $235,527 compared to total income of $382,298 for the quarter ended March 31, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund increased from $12.60 on March 31, 2013 to $13.34 on March 31, 2014 and from $11.82 on December 31, 2013. The NAV per share in the three months ended March 31, 2013 had increased $1.04, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

In general, the price of Natural Gas Futures had been generally falling since early 2011, reaching a multi-year low before stabilizing in the spring of 2012. After peaking for the season in the spring 2013, the price of Natural Gas Futures fell as the cold weather season ended and inventories increased bottoming in the late summer of 2013. Since then, the winter proved to be colder and longer in the eastern U.S. than average and spot month prices moved to a five-year high in early 2014. Price changes in the upcoming months will be driven by U.S. weather conditions, as well as demand and supply.

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. Total expenses for the quarter ended March 31, 2014 were $7,186; total expenses for the same quarter in 2013 were $14,930. The total expense ratio for both these periods was approximately 1.50% as outlined in the July 29, 2011 8-K. Of the total expenses in the quarter ending March 31, 2013, $10,182 was attributable to payment of the management fee to the Sponsor; the management fee recorded for the quarter ended March 31, 2014 was $1,534. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarters-ended March 31, 2014 and 2013, there were approximately $33,000 and $19,000 respectively which generally would have been paid by the Fund but were waived by the Sponsor. In addition, there were approximately $2,600 of management fees waived by the Sponsor for the quarter-ended March 31, 2014. No such fees were waived for the period in 2013.

For the year ended December 31, 2013, there was approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received no reimbursement from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

Shares outstanding on March 31, 2014 were 150,000, down 50% from the March 31, 2013 balance of 300,004, but the same as the balance on December 31, 2013. On May 2, 2014, there was a redemption order for 50,000; this means that as of May 2, 2014, the Fund had the minimum number of shares outstanding.

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

For the quarter ended March 31, 2014, the Fund had total income of $54,844 compared to total income of $43,554 for the quarter ended March 31, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund increased from $40.60 on March 31, 2013 to $41.88 on March 31, 2014 and from

$40.98 on December 31, 2013. The NAV per share in the three months ended March 31, 2013 had increased $0.73, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

In general, the price of WTI Crude Oil has increased over the last half of 2013 and then remained relatively stable in the first quarter of 2014.

Total expenses for the quarter ended March 31, 2014 were $10,022; total expenses for the same quarter in 2013 were $7,427. In the quarter ended March 31, 2013, there were reclassifications between expense categories which did not impact total expenses, but realigned expenses by category. These reclassifications increased professional fees by approximately $3,800 while reducing management fees and distribution and marketing fees. There were no management fees in either period, however if recognized, the management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The total expense ratio for the three month period ended March 31, 2014 was 2.00% while it was 1.50% for the period ended March 31, 2013. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarters-ended March 31, 2014 and 2013, there were approximately $33,000 and $17,000 respectively which generally would have been paid by the Fund but were waived by the Sponsor. In addition, there were approximately $5,100 of management fees waived by the Sponsor for the quarter-ended March 31, 2014 and $5,000 waived for the period in 2013. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initiated a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received no reimbursement from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

Shares outstanding remained constant at 50,002 for the periods ended March 31, 2013 through March 31, 2014; this represents a minimum level of shares outstanding for the Fund.

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

For the quarter ended March 31, 2014, the Fund had total income of $351,840 compared to a total loss of $(76,603) for the quarter ended March 31, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund increased from $23.65 on March 31, 2013 to $24.67 on March 31, 2014 and from $22.95 on December 31, 2013. The NAV per share in the three months ended March 31, 2013 had decreased $0.48, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.

The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The change in the NAV per share when compared to the period ending March 31, 2013 has been driven principally by updates to the USDA’s outlook for soybean prices, supply and demand. In general, the USDA’s estimate of soybean production in the United States for the crop year 2013-14 is improved over 2012-2013 production which was impacted by the drought in the Midwest. However, potential weather-related disruptions in South America have continued to impact the price. A summary of the USDA’s most recent monthly report, which was released on April 9, 2014, is presented in the Market Outlook section of this filing.

Total expenses for the quarter ended March 31, 2014, were $68,812 compared to $91,123 for the quarter ended March 31, 2013. This decrease of $22,311 for the quarter, year over year, was driven principally by decreases in the management fee, with relatively flat expenses in other categories, except for professional fees and distribution and marketing fees. The approximately $7,400 decrease in the management fee was a result of reduced average assets under management in the 2014 period than in 2013. The large increase in professional fees is the result of timing differences in payments for auditing, tax preparation and legal services, offset slightly by lower expenses due to the lower relative assets when compared to the other Funds. The decrease in distribution and marketing fees on a year over year basis is a result of expense controls undertaken by the Sponsor and the reduced relative assets of the Fund. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The total expense ratio for the three month period ended March 31, 2014 was 7.00% while it was 5.24% for the period ended March 31, 2013. This higher expense ratio was driven by a decrease in average net assets, offset partially by a decrease in total expenses. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarters-ended March 31, 2014 and 2013, there were no expenses which generally would have been paid by the Fund but were waived by the Sponsor.

For the year ended December 31, 2013, there was approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received reimbursement of $20,090 from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

For the year ended December 31, 2012, there was also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. The Sponsor received approximately $600 from the Fund in the quarter ended March 31, 2013.

Shares outstanding decreased by approximately 36% period over period from 275,004 on March 31, 2013 to 175,004 on March 31, 2014. Shares outstanding remained unchanged on March 31, 2014 compared to December 31, 2013.

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

For the quarter ended March 31, 2014, the Fund had total income of $221,222 compared to a total loss of $(208,642) for the quarter ended March 31, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund decreased from $16.12 on March 31, 2013 to $15.24 on March 31, 2014, but increased from $14.10 on December 31, 2013. The NAV per share in the three months ended March 31, 2013 had decreased $1.69, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3)

the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

This change in the NAV year over year has been driven principally by estimates for the Brazilian sugar cane crop for the current year; the change in the price of sugar futures contracts, however, has generally stabilized. Brazil continues to be the largest producer of sugar cane. Estimates indicate that this year’s Brazilian harvest and crush could be impacted by weather and the financial condition of several Brazilian sugar mill companies.

Total expenses for the quarter ended March 31, 2014 were $13,158; total expenses for the same quarter in 2013 were $8,729. The large increase in professional fees for 2014 when compared to 2103 is the result of timing differences in payments for auditing, tax preparation and legal services. In the quarter ended March 31, 2013, there were reclassifications between expense categories which did not impact total expenses, but realigned expenses by category. These reclassifications increased professional fees by approximately $2,000 and distribution and marketing fees by $1,700 while reducing management fees by approximately $3,500 and business permits and licenses by $100. There were no management fees in either period, however if recognized, the management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The total expense ratio for the three month period ended March 31, 2014 was 2.04% while it was 1.54% for the period ended March 31, 2013. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarters-ended March 31, 2014 and 2013, there were approximately $32,000 and $18,400 respectively which generally would have been paid by the Fund but were waived by the Sponsor. In addition, there were approximately $6,300 of management fees waived by the Sponsor for the quarter-ended March 31, 2014 and $5,700 waived for the period in 2013. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initiated a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received no reimbursement from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

Shares outstanding increased by approximately 33% period over period from 150,004 on March 31, 2013 to 200,004 on March 31, 2014; shares outstanding increased by 25,000 shares or 14% comparing March 31, 2014 to December 31, 2013.

The Teucrium Wheat Fund

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

For the quarter ended March 31, 2014, the Fund had total income of $1,718,269 compared to a total loss of $(823,742) for the quarter ended March 31, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund decreased from $18.41 on March 31, 2013 to $16.58 on March 31, 2014, but increased from $14.84 on December 31, 2013. The NAV per share in the three months ended March 31, 2013 had decreased $2.84, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The changes in the NAV per share when compared to the periods ending March 31, 2013 and December 31, 2013 have been driven principally by updates to the USDA’s outlook for global wheat prices, supply and demand. In general, the USDA’s estimate of wheat production worldwide for the crop year 2013-14 is significantly improved over 2012-2013 production which was impacted by the unfavorable weather conditions; the recent geo-political situation in the Ukraine and potential drought and weather conditions in the United States have impacted the market’s production and supply estimates. A summary of the USDA’s most recent monthly report, which was released on April 9, 2014, is presented in the Market Outlook section of this filing.

Total expenses for the quarter ended March 31, 2014, were $122,994 compared to $60,289 for the quarter ended March 31, 2013. This increase of $62,705 was driven principally by the larger relative average assets of the Fund in relation to the other Funds of the Trust in addition to the specific issues discussed below. The approximate $10,900 increase in the management fee was a result of higher average assets under management in the 2014 period than in 2013. The $33,300 or 344% increase in professional fees is a result of timing differences in payments for auditing, tax preparation and legal services. The increase in distribution and marketing fees is the result of higher relative assets, offset partially by expense reduction efforts undertaken by the Sponsor. The increase in general and administrative expenses is the result of increase insurance payments on behalf of the Fund. Brokerage commissions and custodian fees and expenses remained flat. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The total expense ratio for the three month period ended March 31, 2014 was 4.95% while it was 4.41% for the period ended March 31, 2013. This slightly higher expense ratio was driven by a significant increase in average net assets, more than offset by an increase in total expenses. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarters-ended March 31, 2014 and 2013, there were no expenses which generally would have been paid by the Fund but were paid by the Sponsor.

For the year ended December 31, 2013, there was approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor had not yet determined if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds did not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received reimbursement of $28,717 from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

For the year ended December 31, 2012, there was also approximately $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. The Sponsor had not determined, as of December 31, 2012, if it would seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Fund did not reflect an adjustment for this amount. The Sponsor received approximately $350 from the Fund in the quarter ended March 31, 2013.

Shares outstanding increased by 625,000 or 167% period over period from 375,004 on March 31, 2013 to 1,000,004 on March 31, 2014. This increase was due primarily to a renewed focus on wheat production resulting from the drought conditions in the United States in the winter of 2013-14, and the geo-political situation in the Ukraine. Shares outstanding increased by 525,000 from December 31, 2013 to March 31, 2014.

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

For the quarter ended March 31, 2014, TAGS had total income of $193,597 compared to a total loss of $(196,114) for the quarter ended March 31, 2013. The NAV per share of the Fund decreased from $44.75 on March 31, 2013 to $41.75 on March 31, 2014, but increased from $37.93 on December 31, 2013. The NAV on March 31, 2013 had decreased by $3.98 from December 31, 2013; a change which is reflected in the total loss for that quarter. Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

This change in the NAVs of the Underlying Funds has been driven principally by updates to the USDA’s outlook for corn, soybean and wheat prices, supply and demand, the market estimates for the Brazilian sugar cane harvest and crush and the geo-political situation in the Ukraine.

Summaries of the USDA’s most recent monthly report for corn, soybeans and wheat, which was released on April 9, 2014, are presented in the Market Outlook section of this filing.

Total expenses for the quarter ended March 31, 2014 were $2,378; total expenses for the same quarter in 2013 were $2,911. In the quarter ended March 31, 2013, there were reclassifications between expense categories which did not impact total expenses, but realigned expenses by category. These reclassifications decreased professional fees by approximately $2,100, business permits and licenses by approximately $300 and general and administrative expenses by approximately $200. Distribution and marketing fees were increased by approximately $2,700.

The total expense ratio for the three month period ended March 31, 2014 and March 31, 2013 was 0.50%, as the Sponsor has voluntarily capped expenses at this level. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the quarters-ended March 31, 2014 and 2013, there were approximately $26,500 and $14,600 respectively which generally would have been paid by the Fund but were waived by the Sponsor. Other than the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initiated a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the year ended December 31, 2013, there is approximately $590,000 of expenses recorded on the financial statements of the Sponsor which is subject to reimbursement by the Funds in 2014. The Sponsor has not yet determined if it will seek such reimbursement and, as such, due to the uncertainty of this reimbursement, the financial statements of the Trust and the Funds do not reflect an adjustment for this amount. For the quarter ended March 31, 2014, the Sponsor received no reimbursement from the Fund. The total balance as of March 31, 2014 that could be reimbursed by the Funds to the Sponsor is $289,400.

Shares outstanding remained constant at 50,002 for the periods ended March 31, 2014, December 31, 2013 and March 31, 2013; this represents a minimum level of shares outstanding for the Fund.

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

On April 9, 2014, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2013-14. The USDA estimated that the yield per acre for U.S. production would be 158.8 bushels per acre with 95.4 million acres planted and 87.7 million acres harvested. The yield per acre in 2013-14 is an improvement from the 123.4 bushels per acre estimated for the 2012-13 Crop Year; the improvement is a result of mitigation in the 2012 drought conditions in the principal corn growing areas of the U.S. The total domestic supply of corn is estimated to be 14,781 million bushels with total usage, including exports, forecast at 13,450 million bushels. The supply for 2013-14 is a significant increase over the 11,932 estimated for 2012-13 and usage is estimated to be up approximately 21.1% period over period. The USDA projects that the resulting “Ending Stocks” or inventory will be 1,331 million bushels, up significantly from the 989 million bushels for the 2011-12 Crop Year and from the 821 million bushels estimated for the 2012-2013 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 36.1 days for 2013-14, up significantly from the 27.0 days estimated for 2012-2013.

Global corn production as projected by the USDA is estimated to increase from 867 MMT in 2012-13 to 974 MMT in 2013-14. Usage in 2012-13 was nearly equal to production, and this year production is projected to exceed usage by approximately 24 MMT.

Natural Gas and the Natural Gas Market

In 2013, according to the United States Energy Information Administration (“EIA”), natural gas accounted for just over a quarter of U.S. energy consumption.  The price of natural gas is established by the supply and demand conditions in the North American market, and more particularly, in the major producing center of the U.S. Gulf Coast. The EIA publishes daily, weekly, monthly and annual information regarding the natural gas industry, usage and supply estimates. The information is available on the EIA’s website, www.eia.gov, at no charge.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China.  The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2013-2014, the United States will produce approximately 89.5 MMT of soybeans or approximately 31% of estimated world production, with Brazil production equaling that of the U.S. Argentina is projected to produce about 19%. For 2013-2014, global production of 284.05 MMT is expected to exceed consumption of 269.0 MMT.  If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On April 9, 2014, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2013-14. The USDA estimated that the yield per acre for U.S. production would be 43.3 bushels per acre with 76.5 million acres planted and 75.9 million acres harvested. The yield per acre in 2013-14 is an improvement from the 39.8 bushels per acre estimated for the 2012-13 Crop Year; the improvement is a result of mitigation in the 2012 drought conditions in the principal soybean growing areas of the U.S. The total domestic supply of soybeans is estimated to be 3,494 million bushels with total usage, including exports, forecast at 3,360 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 135 million bushels, down from the 169 million bushels for the 2011-12 Crop Year, and the 141 million bushels estimated for the 2012-2013 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 14.7 days for 2013-14, down from the 15.9 days estimated for 2012-13.

Global soybean production as projected by the USDA is estimated to increase from 268 MMT in 2012-13 to 284 MMT in 2013-14. Production in both 2012-13 and this year is projected to exceed usage.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union and India.  The United States Department of Agriculture (“USDA”) estimates that for 2013-2014, that the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 8% of the global production, with almost half of that being exported. Global wheat production is estimated to be 712.5 MMT for 2013-2014, which is basically equal to consumption of 702.4 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On April 9, 2014, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2013-14. The USDA estimated that the yield per acre for U.S. production would be 47.2 bushels per acre with 56.2 million acres planted and 45.2 million acres harvested.  The total domestic supply of wheat is estimated to be 3,013 million bushels with total usage, including exports, forecast at 2,429 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will be 583 million bushels, down significantly from the 743 million bushels for the 2011-12 Crop Year, and from the 718 million bushels estimated for the 2012-2013 Crop Year.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 87.6 days for 2013-14, down from the 108.6 days in 2012-2013.

Global wheat production as projected by the USDA is estimated to increase from 656.5 MMT in 2012-13 to 712.5 MMT in 2013-14. Usage in 2012-13 exceeded supply by approximately 25 MMT and is estimated to be roughly 10 MMT below production this year.

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

An “exchange for risk” transaction, sometimes referred to as an “exchange for swap” or “exchange of futures for risk,” (“EFR”) is a privately negotiated and simultaneous exchange of a futures contract position for a swap or other over-the-counter instrument on the corresponding commodity.  An EFR transaction can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFR transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs.  The Fund will become subject to the credit risk of the market specialist/market maker until the EFR is settled or terminated. The Fund reports all activity related to EFR transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

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

The CFTC possesses exclusive jurisdiction to regulate the activities of commodity pool operators and has adopted regulations with respect to the activities of those persons and/or entities. Under the Commodity Exchange Act (“CEA”), a registered commodity pool operator, such as the Sponsor, is required to make annual filings with the CFTC describing its organization, capital structure, management and controlling persons. In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered commodity pool operators (“CPOs”). Pursuant to this authority, the CFTC requires commodity pool operators to keep accurate, current and orderly records for each pool that they operate. The CFTC may suspend the registration of a commodity pool operator (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances. Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until that registration were to be reinstated, from managing the Funds, and might result in the termination of a Fund if a successor sponsor is not elected pursuant to the Trust Agreement. Neither the Trust nor the Funds are required to be registered with the CFTC in any capacity.

The Funds’ investors are afforded prescribed rights for reparations under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or an FCM, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of CPOs and FCMs and their respective associated persons. The Sponsor and the Fund’s clearing broker are members of the NFA. As such, they will be subject to NFA standards relating to fair trade practices, financial condition and consumer protection. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members. Neither the Trust nor the Funds are required to become a member of the NFA.

The regulations of the CFTC and the NFA prohibit any representation by a person registered with the CFTC or by any member of the NFA, that registration with the CFTC, or membership in the NFA, in any respect indicates that the CFTC or the NFA has approved or endorsed that person or that person’s trading program or objectives. The registrations and memberships of the parties described in this summary must not be considered as constituting any such approval or endorsement. Likewise, no futures exchange has given or will give any similar approval or endorsement.

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder as administered by the CFTC. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, and it continues to issue proposed versions of additional rules that it has authority to promulgate. The CFTC has issued final rules under the Dodd-Frank Act relating to recordkeeping and reporting of swap transactions, mandatory clearing of certain classes of credit default swaps and interest rate swaps, as well as the definition of key terms such as “swap” and “swap dealer.” Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and cleared and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the over-the-counter market.

The CFTC published final rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and "major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties, such as the Funds, in the form of higher fees and expenses that relate to trading swaps.

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

The Dodd-Frank Act requires the CFTC, the SEC and the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (including many over-the-counter swaps). The proposed rules would require swap dealers and major swap participants to collect both variation and initial margin from their financial entity counterparties such as the Fund but would not require these swap dealers or major swap participants to post variation margin or initial margin to the Fund. In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not yet implemented any final rules. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as the Fund) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as the Funds), regular reporting requirements for equity, foreign exchange and other commodity swaps began on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

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

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for CPOs of investment companies registered under the Investment Company Act of 1940 that are required to register due to recent changes to Commission Regulation 4.5. For entities that are registered with both the CFTC and SEC, the CFTC will accept the SEC’s disclosure, reporting, and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although the Fund is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents, consistent with those of the SEC. This change will decrease the burden to the Fund and the Sponsor of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to the Funds and the Sponsor, but any such further rule changes could result in additional operating efficiencies for the Funds and the Sponsor.

The effect of future regulatory change on the Funds, and the exact timing of such changes, is impossible to predict but it may be substantial and adverse. Specifically, the new law, the rules that have been promulgated thereunder, and the rules that are expected to be promulgated may negatively impact the ability of the Fund to meet its investment objectives, either through position limits or requirements imposed on it and/or on their counterparties. In particular, new position limits imposed on a Fund or any counterparties may impact the ability of that Fund to invest in a manner that most efficiently meets its investment objective. New requirements, including capital imposed on the counterparties of a Fund and the mandatory clearing and margining of swaps, may increase the cost of that Fund’s investments and doing business.

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

Management believes that as of March 31, 2014 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

Off Balance Sheet Financing

As of March 31, 2014, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2014 through March 31, 2014 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca

CORN

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor's Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted. The NAV reflected on this graph has been adjusted for March 31, 2013, when Corn Futures Contracts traded on the CBOT which were due to settle on July 12, 2013 (the “JUL13 Corn Contracts”) were in a “limit down” condition, and, in the opinion of the Trust and the Fund, the reported value at the close of market on that day did not fairly value the JUL13 Corn Contracts held by CORN. Therefore, the Trust and the Fund used alternative verifiable sources to value the JUL13 Corn Contracts on March 31, 2013 and the NAV of the Fund for that date.

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

TAGS

The performance data above for the Teucrium Agricultural Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor's Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted. The NAV reflected on this graph have been adjusted for March 31, 2013, when Corn Futures Contracts traded on the CBOT which were due to settle on July 12, 2013 (the “JUL13 Corn Contracts”) were in a “limit down” condition, and, in the opinion of the Trust and the Fund, the reported value at the close of market on that day did not fairly value the JUL13 Corn Contracts held by CORN, one of the Underlying Funds held by TAGS. Therefore, the Trust and the Fund used alternative verifiable sources to value the JUL13 Corn Contracts on March 31, 2013 and the NAV of the Fund for that date.

As of August 2, 2012, TAGS has 50,002 shares currently outstanding; this represents the minimum number of shares and, thus, no shares can be redeemed until additional shares have been created. This situation has generated a situation in which the spread between bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range. The situation does not affect the actual NAV of the Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of March 31, 2014. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	March 31, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures JUL14	1,784	$5.0675	$45,202,100	$40,681,890	$38,421,785	$36,161,680	$49,722,310	$51,982,415	$54,242,520
CBOT Corn Futures SEP14	1,539	$5.0200	$38,628,900	$34,766,010	$32,834,565	$30,903,120	$42,491,790	$44,423,235	$46,354,680
CBOT Corn Futures DEC14	1,805	$4.9825	$44,967,063	$40,470,356	$38,222,003	$35,973,650	$49,463,769	$51,712,122	$53,960,475
Total CBOT Corn Futures			$128,798,063	$115,918,256	$109,478,353	$103,038,450	$141,677,869	$148,117,772	$154,557,675

Shares outstanding			3,725,004	3,725,004	3,725,004	3,725,004	3,725,004	3,725,004	3,725,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$34.58	$31.12	$29.39	$27.66	$38.03	$39.76	$41.49
Total Net Asset Value per Share as reported			$34.57
Change in the Net Asset Value per Share				$(3.46)	$(5.19)	$(6.92)	$3.46	$5.19	$6.92

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

NAGS:

	March 31, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
Henry Hub NYMEX Natural Gas Futures OCT14	11	$4.4340	$487,740	$438,966	$414,579	$390,192	$536,514	$560,901	$585,288
Henry Hub NYMEX Natural Gas Futures NOV14	11	$4.4830	$493,130	$443,817	$419,161	$394,504	$542,443	$567,100	$591,756
Henry Hub NYMEX Natural Gas Futures MAR15	11	$4.5300	$498,300	$448,470	$423,555	$398,640	$548,130	$573,045	$597,960
Henry Hub NYMEX Natural Gas Futures APR15	13	$4.0460	$525,980	$473,382	$447,083	$420,784	$578,578	$604,877	$631,176
Total Henry Hub NYMEX Natural Gas Futures			$2,005,150	$1,804,635	$1,704,378	$1,604,120	$2,205,665	$2,305,923	$2,406,180

Shares outstanding			150,004	150,004	150,004	150,004	150,004	150,004	150,004

Net Asset Value per Share attributable directly to NYMEX Natural Gas Futures			$13.37	$12.03	$11.36	$10.69	$14.70	$15.37	$16.04
Total Net Asset Value per Share as reported			$13.34
Change in the Net Asset Value per Share				$(1.34)	$(2.01)	$(2.67)	$1.34	$2.01	$2.67

Percent Change in the Net Asset Value per Share				-10.02%	-15.03%	-20.04%	10.02%	15.03%	20.04%

CRUD:

	March 31, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
WTI Crude Oil Futures JUN14	7	$100.8200	$705,740	$635,166	$599,879	$564,592	$776,314	$811,601	$846,888
WTI Crude Oil Futures DEC14	7	$95.3300	$667,310	$600,579	$567,214	$533,848	$734,041	$767,407	$800,772
WTI Crude Oil Futures DEC15	8	$87.7400	$701,920	$631,728	$596,632	$561,536	$772,112	$807,208	$842,304
Total WTI Crude Oil Futures			$2,074,970	$1,867,473	$1,763,725	$1,659,976	$2,282,467	$2,386,216	$2,489,964

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to WTI Crude Oil Futures			$41.50	$37.35	$35.27	$33.20	$45.65	$47.72	$49.80
Total Net Asset Value per Share as reported			$41.88
Change in the Net Asset Value per Share				$(4.15)	$(6.22)	$(8.30)	$4.15	$6.22	$8.30

Percent Change in the Net Asset Value per Share				-9.91%	-14.86%	-19.82%	9.91%	14.86%	19.82%

SOYB:

	March 31, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JUL14	21	$14.2950	$1,500,975	$1,350,878	$1,275,829	$1,200,780	$1,651,073	$1,726,121	$1,801,170
CBOT Soybean Futures NOV14	22	$11.8725	$1,305,975	$1,175,378	$1,110,079	$1,044,780	$1,436,573	$1,501,871	$1,567,170
CBOT Soybean Futures NOV15	27	$11.3950	$1,538,325	$1,384,493	$1,307,576	$1,230,660	$1,692,158	$1,769,074	$1,845,990
Total CBOT Soybean Futures			$4,345,275	$3,910,748	$3,693,484	$3,476,220	$4,779,803	$4,997,066	$5,214,330

Shares outstanding			175,004	175,004	175,004	175,004	175,004	175,004	175,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$24.83	$22.35	$21.11	$19.86	$27.31	$28.55	$29.80
Total Net Asset Value per Share as reported			$24.67
Change in the Net Asset Value per Share				$(2.48)	$(3.72)	$(4.97)	$2.48	$3.72	$4.97

Percent Change in the Net Asset Value per Share				-10.06%	-15.10%	-20.13%	10.06%	15.10%	20.13%

CANE:

	March 31, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures JUL14	52	$0.1813	$1,055,891	$950,302	$897,508	$844,713	$1,161,480	$1,214,275	$1,267,069
ICE #11 Sugar Futures OCT14	44	$0.1855	$914,144	$822,730	$777,022	$731,315	$1,005,558	$1,051,266	$1,096,973
ICE #11 Sugar Futures MAR15	50	$0.1917	$1,073,520	$966,168	$912,492	$858,816	$1,180,872	$1,234,548	$1,288,224
Total ICE #11 Sugar Futures			$3,043,555	$2,739,200	$2,587,022	$2,434,844	$3,347,911	$3,500,088	$3,652,266

Shares outstanding			200,004	200,004	200,004	200,004	200,004	200,004	200,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$15.22	$13.70	$12.93	$12.17	$16.74	$17.50	$18.26
Total Net Asset Value per Share as reported			$15.24
Change in the Net Asset Value per Share				$(1.52)	$(2.28)	$(3.04)	$1.52	$2.28	$3.04

Percent Change in the Net Asset Value per Share				-9.98%	-14.97%	-19.97%	9.98%	14.97%	19.97%

WEAT:

	March 31, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures JUL14	165	$7.0150	$5,787,375	$5,208,638	$4,919,269	$4,629,900	$6,366,113	$6,655,481	$6,944,850
CBOT Wheat Futures SEP14	141	$7.0875	$4,996,688	$4,497,019	$4,247,184	$3,997,350	$5,496,356	$5,746,191	$5,996,025
CBOT Wheat Futures DEC14	161	$7.1800	$5,779,900	$5,201,910	$4,912,915	$4,623,920	$6,357,890	$6,646,885	$6,935,880
Total CBOT Wheat Futures			$16,563,963	$14,907,566	$14,079,368	$13,251,170	$18,220,359	$19,048,557	$19,876,755

Shares outstanding			1,000,004	1,000,004	1,000,004	1,000,004	1,000,004	1,000,004	1,000,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$16.56	$14.91	$14.08	$13.25	$18.22	$19.05	$19.88
Total Net Asset Value per Share as reported			$16.58
Change in the Net Asset Value per Share				$(1.66)	$(2.48)	$(3.31)	$1.66	$2.48	$3.31

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

TAGS:

	March 31, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2014	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Wheat Fund	31,187	$16.5815	$517,128	$465,415	$439,559	$413,702	$568,841	$594,697	$620,554
Teucrium Corn Fund	15,333	$34.5689	$530,045	$477,041	$450,538	$424,036	$583,050	$609,552	$636,054
Teucrium Soybean Fund	20,931	$24.6726	$516,422	$464,780	$438,959	$413,138	$568,064	$593,885	$619,706
Teucrium Sugar Fund	33,824	$15.2435	$515,596	$464,036	$438,257	$412,477	$567,156	$592,935	$618,715
Total value of shares of the Underlying Funds			$2,079,191	$1,871,272	$1,767,312	$1,663,353	$2,287,110	$2,391,070	$2,495,029

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$41.58	$37.42	$35.34	$33.27	$45.74	$47.82	$49.90
Total Net Asset Value per Share as reported			$41.75
Change in the Net Asset Value per Share				$(4.16)	$(6.24)	$(8.32)	$4.16	$6.24	$8.32

Percent Change in the Net Asset Value per Share				-9.96%	-14.94%	-19.92%	9.96%	14.94%	19.92%

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

An “exchange for risk” transaction, sometimes referred to as an “exchange for swap” or “exchange of futures for risk,” (“EFR”) is a privately negotiated and simultaneous exchange of a futures contract position for a swap or other over-the-counter instrument on the corresponding commodity.  An EFR transaction can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFR transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs.  The Fund will become subject to the credit risk of the market specialist/market maker until the EFR is settled or terminated. The Fund reports all activity related to EFR transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

For the three months ended March 31, 2014, the only counterparty risk to which the Funds were subject was that in association with EFRs as described above.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 17, 2014.

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

Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares of the Fund to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against underlying commodity-related losses or as a way to indirectly invest in the underlying commodity.

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

For additional information regarding recent regulatory developments that may impact the Funds or the Trust, refer to the section entitled “Regulatory Environment” section of this document.

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

On March 12, 2014, the CME announced that, subject to CFTC approval, it would replace its fixed price fluctuation limits with variable price limits. The change was approved and went into effect May 1, 2014. This change amended Appendix A, Chapter 10 (Corn Futures), Section 1012.D (Trading Specifications – Daily Price Limits) to read as follows:

Daily price limits for Corn futures are reset every six months. The first reset date would be the first trading day in May based on the following: Daily settlement prices are collected for the nearest July contract over 45 consecutive trading days before and on the business day prior to April 16th. The average price is calculated based on the collected settlement prices and then multiplied by seven percent. The resulting number rounded to the nearest 5 cents per bushel, or 20 cents per bushel, whichever is higher will be the new initial price limits for Corn futures and will become effective on the first trading day in May and will remain in effect through the last trading day in October.

The second reset date would be the first trading day in November based on the following: Daily settlement prices are collected for the nearest December contract over 45 consecutive trading days before and on the business day prior to October 16th. The average price is calculated based on the collected settlement prices and then multiplied by seven percent. The resulting number, rounded to the nearest 5 cents per bushel, or 20 cents per bushel, whichever is higher, will be the new initial price limits for Corn futures and will become effective on the first trading day in November and will remain in effect through the last trading day in next April.

There shall be no trading in Corn futures at a price more than the initial price limit above or below the previous day’s settlement price. Should two or more Corn futures contract months within the first five listed non-spot contracts (or the remaining contract month in a crop year, which is the September contract) settle at limit, the daily price limits for all contract months shall increase by 50 percent the next business day, rounded up to the nearest 5 cents per bushel. If no Corn futures contract month settles at the expanded limit the next business day, daily price limits for all contract months shall revert back to the initial price limit the following business day. There shall be no price limits on the current month contract on or after the second business day preceding the first day of the delivery month.

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

If a minimum number of Shares is outstanding for a Fund, market makers may be less willing to purchase Shares of that Fund in the secondary market which may limit your ability to sell Shares. There are a minimum number of baskets and associated Shares specified for each Fund. Once the minimum number of baskets is reached, there can be no more redemptions by an Authorized Purchaser of that Fund until there has been a Creation Basket. In such case, market makers may be less willing to purchase Shares of that Fund from investors in the secondary market, which may in turn limit the ability of Shareholders of that Fund to sell their Shares in the secondary market.

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

Under CFTC regulations, a clearing broker with respect to a Fund’s exchange-traded Commodity Interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as a Fund, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. A Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which Commodity Interests are traded. From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear a Fund’s trades. For additional information regarding recent regulatory developments that may impact the Funds or the Trust, refer to the section entitled “Regulatory Environment” section of this document.

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

The Funds may engage in “exchange for risk” transactions, sometimes referred to as an “exchange for swap” or “exchange of futures for risk,” (“EFR”) is a privately negotiated and simultaneous exchange of a futures contract position for a swap or other over-the-counter instrument on the corresponding commodity.  An EFR transaction can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFR transaction in connection with the creation and redemption of shares.

The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs.  The Fund will become subject to the credit risk of the market specialist/market maker until the EFR is settled or terminated. The Fund reports all activity related to EFR transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

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

There are Risks Associated with Trading in International Markets

A significant portion of the Futures Contracts entered into by the Funds is traded on United States exchanges.  However, a portion of the Funds’ trades may take place on markets or exchanges outside the United States.  Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts.  None of the CFTC, NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws.  Similarly, the rights of market participants, such as the Funds, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.  As a result, in these markets, the Funds have less legal and regulatory protection than it does when they trade domestically. Currently the Funds do not place trades on any markets or exchanges outside of the United States and do not anticipate doing so in the foreseeable future. In some of these non-U.S. markets, the performance on a futures contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes the Funds to credit risk.  Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability.  An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

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

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013. From June 9, 2010 (the commencement of operations) through March 31, 2014, 8,675,000 Shares of the Fund were sold at an aggregate offering price of $243,541,820. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through March 31, 2014 in an amount equal to $456,987, resulting in net offering proceeds of $326,949,991. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 40,000,000 common units, or “Shares,” of Teucrium Natural Gas Fund (File No. 333-167593) was declared effective on October 22, 2010.  A second registration statement on Form S-1 (File No. 333-187434) which replaced the original registration statement was declared effective on April 30, 2013. From February 1, 2011 (the commencement of the offering) through March 31, 2014, 500,000 Shares of the Fund were sold at an aggregate offering price of $8,737,493.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2014 in an amount equal to $42,539, resulting in net offering proceeds of $8,694,954.    The offering proceeds were invested in natural gas futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

 The registration statement on Form S-1 registering 15,000,000 common units, or “Shares,” of Teucrium WTI Crude Oil Fund (File No. 333-167594) was declared effective on October 22, 2010.  A second registration statement on Form S-1 (File No. 333-187435) which replaced the original registration statement was declared effective on April 30, 2013. From February 23, 2011 (the commencement of the offering) through March 31, 2014, 125,000 Shares of the Fund were sold at an aggregate offering price of $6,077,099.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2014 in an amount equal to $67,077, resulting in net offering proceeds of $6,010,022.    The offering proceeds were invested in crude oil futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through March 31, 2014, 875,000 Shares of the Fund were sold at an aggregate offering price of $21,767,895.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2014 in an amount equal to $32,090, resulting in net offering proceeds of $21,735,805.    The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

 The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through March 31, 2014, 425,000 Shares of the Fund were sold at an aggregate offering price of $8,981,715.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2014 in an amount equal to $9,822, resulting in net offering proceeds of $8,971,893.    The

offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. From September 19, 2011 (the commencement of the offering) through March 31, 2014, 1,300,000 Shares of the Fund were sold at an aggregate offering price of $24,042,057.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2014 in an amount equal to $27,242, resulting in net offering proceeds of $24,014,815.    The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

 The registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. From March 28, 2012 (the commencement of the offering) through March 31, 2014, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2014 in an amount equal to $3,791, resulting in net offering proceeds of $17,702,787.    The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for the three months ended March 31, 2014:

Issuer Purchases of CORN Shares:

				Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
January 1, 2014 to January 31, 2014	75,000	$30.80	N/A	N/A
February 1, 2014 to February 28, 2014	-	$-	N/A	N/A
March 1, 2014 to March 31, 2014	350,000	$33.66	N/A	N/A
Total	425,000	$33.15

Issuer Purchases of SOYB Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
January 1, 2014 to January 31, 2014	25,000	$22.55	N/A	N/A
February 1, 2014 to February 28, 2014	-	$-	N/A	N/A
March 1, 2014 to March 31, 2014	-	$-	N/A	N/A
Total	25,000	$22.55

Issuer Purchases of WEAT Shares: Nothing to Report

Issuer Purchases of NAGS Shares: Nothing to Report

Issuer Purchases of TAGS Shares: Nothing to Report

Issuer Purchases of CRUD Shares: Nothing to Report

Issuer Purchases of CANE Shares: Nothing to Report

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

(a) None.

(b) Not Applicable.

Item 6.            Exhibits

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)
31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Barbara Riker
Name:	Barbara Riker
Chief Financial Officer

Date: May 12, 2014