Form 10-Q
period 2014-06-30
Teucrium Commodity Trust
filed 2014-08-18
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of August 1, 2014
Teucrium Corn Fund	3,175,004
Teucrium WTI Crude Oil Fund	50,002
Teucrium Natural Gas Fund	100,004
Teucrium Sugar Fund	200,004
Teucrium Soybean Fund	175,004
Teucrium Wheat Fund	1,700,004
Teucrium Agricultural Fund	50,002

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

3

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$100,749,828	$58,707,245
Commodity futures contracts	293,497	171,580
Collateral, due from broker	14,997,292	11,768,320
Capital shares receivable	1,376,609	-
Interest receivable	5,744	4,100
Other assets	653,445	382,782
Total assets	118,076,415	71,034,027

Liabilities
Commodity futures contracts	11,748,890	5,960,806
Collateral, due to broker	564,390	97,602
Management fee payable to Sponsor	81,038	53,100
Other liabilities	71,423	55,609
Total liabilities	12,465,741	6,167,117

Net assets	$105,610,674	$64,866,910

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

June 30, 2014

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Principal Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.025%, due September 4, 2014	$9,999,750	9.47%	10,000,000

Money Market funds
Dreyfus Cash Management	90,750,078	85.93
Total cash equivalents	$100,749,828	95.40%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures OCT14 (8 contracts)	$38,960	0.04%	$354,720
NYMEX natural gas futures NOV14 (7 contracts)	31,120	0.03	312,480
NYMEX natural gas futures APR15 (8 contracts)	5,040	0.00	325,680

United States WTI crude oil futures contracts
WTI crude oil futures DEC14 (8 contracts)	97,230	0.09	817,440
WTI crude oil futures JUN15 (7 contracts)	37,420	0.04	684,180
WTI crude oil futures DEC15 (8 contracts)	61,560	0.06	756,960

United States soybean futures contracts
CBOT soybean futures NOV15 (33 contracts)	4,762	0.00	1,893,375

United States sugar futures contracts
ICE sugar futures MAR16 (48 contracts)	17,405	0.02	1,063,910
Total commodity futures contracts	$293,497	0.28%	$6,208,745

The accompanying notes are an integral part of these financial statements.

		Percentage	Notional Amount
Description: Liabilities	Fair Value	of Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP14 (1,281 contracts)	$4,401,437	4.17%	$26,820,938
CBOT corn futures DEC14 (1,089 contracts)	2,524,638	2.39	23,154,863
CBOT corn futures DEC15 (1,232 contracts)	2,804,400	2.66	27,504,400

United States natural gas futures contracts
NYMEX natural gas futures MAR15 (7 contracts)	8,400	0.01	312,480

United States soybean futures contracts
CBOT soybean futures NOV14 (33 contracts)	93,362	0.09	1,909,463
CBOT soybean futures JAN15 (28 contracts)	85,600	0.08	1,629,600

United States sugar futures contracts
ICE sugar futures MAR15 (48 contracts)	437	0.00	1,033,267
ICE sugar futures MAY15 (42 contracts)	11,704	0.01	905,520

United States wheat futures contracts
CBOT wheat futures SEP14 (196 contracts)	767,662	0.73	5,659,500
CBOT wheat futures DEC14 (162 contracts)	410,212	0.39	4,845,825
CBOT wheat futures DEC15 (171 contracts)	641,038	0.61	5,675,063
Total commodity futures contracts	$11,748,890	11.14%	$99,450,919

			Shares
Exchange-traded funds
Teucrium Corn Fund	$468,460	0.44%	15,883
Teucrium Soybean Fund	465,692	0.44	19,281
Teucrium Wheat Fund	477,487	0.45	34,687
Teucrium Sugar Fund	480,505	0.45	31,974
Total exchange-traded funds (cost $2,497,774) owned by Teucrium Agricultural Fund	$1,892,144	1.78%

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage	Notional Amount
Description: Assets	Fair Value	of Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management	$58,707,245	90.50%

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures MAR14 (10 contracts)	$21,140	0.03%	$419,300
NYMEX natural gas futures APR14 (11 contracts)	17,400	0.03	451,550
NYMEX natural gas futures OCT14 (11 contracts)	23,670	0.04	457,820
NYMEX natural gas futures NOV14 (11 contracts)	21,840	0.03	462,440

United States WTI crude oil futures contracts
WTI crude oil futures JUN14 (7 contracts)	61,910	0.10	680,960
WTI crude oil futures DEC14 (7 contracts)	25,620	0.04	649,040
Total commodity futures contracts	$171,580	0.27%	$3,121,110

		Percentage	Notional Amount
Description: Liabilities	Fair Value	of Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY14 (772 contracts)	$1,831,300	2.82%	$16,607,650
CBOT corn futures JUL14 (652 contracts)	482,913	0.74	14,246,200
CBOT corn futures DEC14 (739 contracts)	2,570,575	3.96	16,636,738

United States WTI crude oil futures contracts
WTI crude oil futures DEC15 (8 contracts)	5,080	0.01	690,320

United States soybean futures contracts
CBOT soybean futures MAR14 (22 contracts)	58,288	0.09	1,421,750
CBOT soybean futures MAY14 (19 contracts)	4,775	0.01	1,213,150
CBOT Soybean futures NOV14 (25 contracts)	125,800	0.19	1,418,750

United States sugar futures contracts
ICE sugar futures MAY14 (47 contracts)	60,827	0.09	871,718
ICE sugar futures JUL14 (40 contracts)	38,976	0.06	749,504
ICE sugar futures MAR15 (43 contracts)	83,597	0.13	854,840

United States wheat futures contracts
CBOT wheat futures MAY14 (81 contracts)	208,100	0.32	2,478,600
CBOT wheat futures JUL14 (69 contracts)	84,750	0.13	2,127,788
CBOT wheat futures DEC14 (77 contracts)	405,825	0.63	2,465,925
Total commodity futures contracts	$5,960,806	9.18%	$61,782,933

Exchange-traded funds			Shares
Teucrium Corn Fund	$473,707	0.73%	15,458
Teucrium Soybean Fund	466,670	0.72	20,331
Teucrium Wheat Fund	459,782	0.71	30,987
Teucrium Sugar Fund	484,838	0.75	34,374
Total exchange-traded funds (cost $2,585,338) owned by Teucrium Agricultural Fund	$1,884,997	2.91%

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$3,350,029	$(2,414,400)	$5,100,834	$(5,083,220)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(18,863,675)	(451,196)	(5,666,167)	(939,108)
Interest income	10,474	6,110	22,821	16,822
Total loss	(15,503,172)	(2,859,486)	(542,512)	(6,005,506)

Expenses
Management fees	315,635	146,374	561,950	297,918
Professional fees	200,591	153,429	352,141	455,311
Distribution and marketing fees	416,334	452,151	772,908	918,784
Custodian fees and expenses	37,874	35,825	78,005	71,544
Business permits and licenses fees	23,441	40,922	132,621	76,011
General and administrative expenses	68,572	51,525	160,478	95,258
Brokerage commissions	31,644	20,945	47,602	49,810
Other expenses	14,060	16,596	29,515	33,245
Total expenses	1,108,151	917,767	2,135,220	1,997,881

Expenses waived by the Sponsor	(95,517)	(238,692)	(226,041)	(466,450)
Reimbursement of expenses previously waived	159,527	181,874	371,194	189,854

Total expenses, net	1,172,161	860,949	2,280,373	1,721,285

Net loss	$(16,675,333)	$(3,720,435)	$(2,822,885)	$(7,726,791)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Operations
Net loss	$(2,822,885)	$(7,726,791)
Capital transactions
Issuance of Shares	103,965,729	37,471,116
Change in cost of shares of the Underlying Funds acquired by Teucrium Agricultural Fund	87,564	32,144
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural Fund	(84,434)	(28,629)
Redemption of Shares	(60,402,210)	(26,622,162)
Total capital transactions	43,566,649	10,852,469
Net change in net assets	40,743,764	3,125,678

Net assets, beginning of period	64,866,910	56,897,696

Net assets, end of period	$105,610,674	$60,023,374

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(2,822,885)	$(7,726,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	5,666,167	939,108
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural Fund excluded from net loss	(84,434)	(28,629)
Changes in operating assets and liabilities:
Purchase or sale of Underlying Funds acquired by Teucrium Agricultural Fund	87,564	32,144
Collateral, due from broker	(3,228,972)	(270,513)
Capital shares receivable	(1,376,609)	-
Interest receivable	(1,644)	(392)
Other assets	(270,662)	27,653
Collateral, due to broker	466,788	-
Management fee payable to Sponsor	27,938	(4,136)
Other liabilities	15,813	38,832
Net cash used in operating activities	(1,520,936)	(6,992,724)

Cash flows from financing activities:
Proceeds from sale of Shares	103,965,729	37,471,116
Redemption of Shares	(60,402,210)	(26,622,162)
Net cash provided by financing activities	43,563,519	10,848,954

Net change in cash and cash equivalents	42,042,583	3,856,230
Cash and cash equivalents, beginning of period	58,707,245	52,575,291
Cash and cash equivalents, end of period	$100,749,828	$56,431,521

 The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

June 30, 2014

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

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT.  On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, NAGS, CRUD, CANE, SOYB, WEAT and TAGS. For the periods represented by the combined financial statements herein the operations of the Trust contain the results of CORN, NAGS, CRUD, SOYB, CANE, WEAT, and TAGS (except as discussed in the Shares of the Underlying Funds Held by the Teucrium Agricultural Fund (TAGS) section) for the months during which each Fund was in operation.

Correction of an immaterial error in previously issued financial statements

Effective with the period ended June 30, 2014, total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2012 and 2013, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

Income Taxes

The Trust, as a Delaware statutory trust, is considered a trust for federal tax purposes and is, thus, a pass through entity. For tax purposes, the Funds will be treated as partnerships.  Therefore, the Funds do not record a provision for income taxes because the partners report their share of a Fund’s income or loss on their income tax returns.  The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes.

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Funds are subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of June 30, 2014 and December 31, 2013. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ended June 30, 2014 and 2013.

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

Each Fund receives or pays the proceeds from shares sold or redeemed within six business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the statements of assets and liabilities as receivable for shares sold.  Amounts payable to Authorized Purchasers upon redemption are reflected in the statements of assets and liabilities as payable for shares redeemed.

There are a minimum number of baskets and associated shares specified for each Fund in the Fund’s respective prospectus, as amended from time to time. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. These minimum levels are as follows:

CORN: 50,000 shares representing 2 baskets

NAGS: 100,000 shares representing 2 baskets (at minimum level as of June 30, 2014)

CRUD: 50,000 shares representing 2 baskets (at minimum level as of June 30, 2014 and December 31, 2013)

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets (at minimum level as of June 30, 2014 and December 31, 2013)

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of six months or less at inception.  The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Trust has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Trust had a balance of $90,750,078 and $58,707,245 in money market funds at June 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  The Trust also had investments in United States Treasury Bills with a maturity of three months or less with a fair value of $9,999,750 on June 30, 2014.

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

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the Statements of Operation for each fund.

For the year ended December 31, 2013, there were approximately $590,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Funds in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2014, asset growth and other changes experienced by certain Funds enabled the Sponsor to claim reimbursement, respectively, of $159,527 and $371,194 from those Funds, specifically, $138,455 and $301,315 from CORN, $4,822 and $24,912 from SOYB and $16,250 and $44,967 from WEAT. These amounts are reflected in the combined statements of operations for the three and six months ended June 30, 2014 as a reimbursement of a previously waived expense for the Funds from which there was recovery in 2014. There was no recovery of amounts from the other Funds. The remaining balance subject to possible reimbursement in 2014 is $9,300.

For the year ended December 31, 2012, there were approximately $560,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Funds in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, asset growth and other changes experienced by certain Funds enabled the Sponsor to claim reimbursement, respectively, of $181,874 and $189,854 from those Funds, specifically $150,827 and $157,836 from CORN, $16,020 and $16,647 from SOYB and $15,027 and $15,371 from WEAT. These amounts are reflected in the combined statements of operations for the three and six months ended June 30, 2013 as a reimbursement of previously waived expense for the Funds from which there was recovery in 2013. There was no recovery of amounts from the other Funds.

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

In determining fair value, the Trust uses various valuation approaches.  In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into six levels based on the inputs as follows:

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

For the quarter ended June 30, 2014, Sugar Futures Contracts traded on ICE due to settle on February 29, 2016 (the “MAR16 Sugar Contracts”) did not, in the opinion of the Trust and CANE, trade in an actively traded futures market as defined in the policy of the Trust and CANE for the entire period during which they were held. Accordingly, the Trust and CANE classified these as a Level 2 asset. The MAR16 Sugar Contracts were, in the opinion of the Trust and CANE, fairly valued at settlement on June 30, 2014.

For the quarter ended June 30, 2014, Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2015 (the “DEC15 Wheat Contracts”) did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 liability. The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2014.

For the quarter ended March 31, 2014, Soybean Futures Contracts traded on the CBOT which will settle on November 13, 2015 (the “NOV15 Soybean Contracts”) did not, in the opinion of the Trust and SOYB, trade in an actively traded futures market as defined in the policy of the Trust and SOYB for the entire period during which they were held. Accordingly, the Trust and SOYB have classified these as a Level 2 liability for the period ended March 31, 2014. The NOV15 Soybean Contracts were, in the opinion of the Trust and SOYB, fairly valued at settlement on March 31, 2014. These transferred back to a Level 1 liability for the quarter ended June 30, 2014.

On March 31, 2013, the Corn Futures Contracts traded on the CBOT due to settle on July 12, 2013 (the “JUL13 Corn Contracts”) were in a “limit down” condition and, in the opinion of the Trust and CORN, the reported value at the close of market on that day did not fairly value the JUL13 Corn Contracts held by CORN. Therefore, the Trust and CORN used alternative verifiable sources to value the JUL13 Corn Contracts on March 31, 2013 and the financial statements of the Trust and the Fund have been adjusted accordingly. This adjustment resulted in a ($410,475) decrease in the unrealized change in commodity futures contracted for the Trust and CORN in excess of reported CBOT values, for the quarter ended March 31, 2013. These transferred back to a Level 1 liability for the quarter ended June 30, 2013.

For the quarter ended March 31, 2013, The Soybean Futures Contracts traded on the CBOT which will settle on November 14, 2014 (the “NOV14 Soybean Contracts”) did not, in the opinion of the Trust and SOYB, trade in an actively traded futures market as defined in the policy of the Trust and SOYB for the entire period during which they were held. Accordingly, the Trust and SOYB have classified these as a Level 2 liability for the period ended March 31, 2013. The NOV14 Soybean Contracts were, in the opinion of the Trust and SOYB, fairly valued at settlement on March 31, 2013. These transferred back to a Level 1 liability for the quarter ended June 30, 2013.

For the quarter ended June 30, 2013, Sugar Futures Contracts traded on ICE due to settle on February 27, 2015 (the “MAR15 ICE Sugar Contracts”) did not, in the opinion of the Trust and CANE, trade in an actively traded futures market as defined in the policy of the Trust and CANE for the entire period during which they were held. Accordingly, the Trust and CANE have classified these as a Level 2 liability for the period ended June 30, 2013. The MAR15 Sugar Contracts were, in the opinion of the Trust and CANE, fairly valued at settlement on June 30, 2013. These transferred back to a Level 1 liability for the quarter ended September 30, 2013.

For the three months ended June 30, 2013, the Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended June 30, 2013. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of June 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2013. In addition, for portions of the three months ended September 30, 2013, the Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 (the "DEC14 Wheat Contracts") did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of September 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on September 30, 2013. All contracts traded in an active market for the quarter ended December 31, 2013.

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

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a material impact on the financial statements for the Trust or the Funds.

Note 3 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

June 30, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2014
Cash equivalents	$100,749,828	$-	$-	$100,749,828
Commodity futures contracts
Natural gas futures contracts	75,120	-	-	75,120
WTI crude oil futures contracts	196,210	-	-	196,210
Soybean futures contracts	4,762	-	-	4,762
Sugar futures contracts	-	17,405	-	17,405
Total	$101,025,920	$17,405	$-	$101,043,325

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2014
Commodity futures contracts
Corn futures contracts	$9,730,475	$-	$-	$9,730,475
Natural gas futures contracts	8,400	-	-	8,400
Soybean futures contracts	178,962	-	-	178,962
Sugar futures contracts	12,141	-	-	12,141
Wheat futures contracts	1,177,874	641,038	-	1,818,912
Total	$11,107,852	$641,038	$-	$11,748,890

December 31, 2013
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$58,707,245	$-	$-	$58,707,245
Commodity futures contracts
Natural gas futures contracts	84,050	-	-	84,050
WTI crude oil futures contracts	87,530	-	-	87,530
Total	$58,878,825	$-	$-	$58,878,825

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts
Corn futures contracts	$4,884,788	$-	$-	$4,884,788
WTI crude oil futures contracts	5,080	-	-	5,080
Soybean futures contracts	188,863	-	-	188,863
Sugar futures contracts	183,400	-	-	183,400
Wheat futures contracts	698,675	-	-	698,675
Total	$5,960,806	$-	$-	$5,960,806

Transfers into and out of each level of the fair value hierarchy for the MAR16 Sugar Contracts, the NOV15 Soybean Contracts and the DEC15 Wheat Contracts, for the six months ended June 30, 2014 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Sugar future contracts	$-	$17,405	$17,405	$-	$-	$-

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Soybean future contracts	$12,075	$12,075	$12,075	$12,075	$-	$-
Wheat future contracts	-	641,038	641,038	-	-	-
Total	$12,075	$653,113	$653,113	$12,075	$-	$-

Transfers into and out of each level of the fair value hierarchy for the JUL13 Corn Contracts, NOV14 Soybean Contracts, FEB15 Sugar Contracts and the DEC14 Wheat Contracts, for the six months ended June 30, 2013 were as follows:

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

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts. For the six months ended June 30, 2014 and 2013, the Funds invested only in commodity futures contracts specifically related to each Fund. Cleared Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract.  Additionally, Other Commodity Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Interests, can generally be structured as the parties to the Commodity Interest contract desire.  Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of June 30, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Natural gas futures contracts	$75,120	$-	$75,120	$8,400	$-	$66,720
WTI crude oil futures contracts	196,210	-	196,210	-	142,990	53,220
Soybean futures contracts	4,762	-	4,762	4,762	-	-
Sugar futures contracts	17,405	-	17,405	12,141	-	5,264

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$9,730,475	$-	$9,730,475	$-	$9,730,475	$-
Natural gas futures contracts	8,400	-	8,400	8,400	-	-
Soybean futures contracts	178,962	-	178,962	4,762	174,200	-
Sugar futures contracts	12,141	-	12,141	12,141	-	-
Wheat futures contracts	1,818,912	-	1,818,912	-	1,818,912	-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Natural gas futures contracts	$84,050	$-	$84,050	$-	$74,157	$9,893
WTI crude oil futures contracts	87,530	-	87,530	5,080	23,445	59,005

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$4,884,788	$-	$4,884,788	$-	$4,884,788	$-
WTI crude oil futures contracts	5,080	-	5,080	5,080	-	-
Soybean futures contracts	188,863	-	188,863	-	188,863	-
Sugar futures contracts	183,400	-	183,400	-	183,400	-
Wheat futures contracts	698,675	-	698,675	-	698,675	-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended June 30, 2014

	Realized Gain on	Net Change in Unrealized (Loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$2,609,112	$(15,931,100)
Natural gas futures contracts	68,960	(38,490)
WTI crude oil futures contracts	93,280	59,110
Soybean futures contracts	216,475	(310,688)
Sugar futures contracts	6,664	(35,582)
Wheat futures contracts	355,538	(2,606,925)
Total commodity futures contracts	$3,350,029	$(18,863,675)

Three months ended June 30, 2013

	Realized (Loss) Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	(Loss) on Derivative Instruments
Commodity price
Corn futures contracts	$(1,820,791)	$1,075
Natural gas futures contracts	11,680	(428,040)
WTI crude oil futures contracts	(77,810)	15,180
Soybean futures contracts	42,650	13,513
Sugar futures contracts	(199,292)	25,088
Wheat futures contracts	(370,837)	(78,012)
Total commodity futures contracts	$(2,414,400)	$(451,196)

Six months ended June 30, 2014

	Realized Gain on	Net Change in Unrealized (Loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$3,892,458	$(4,845,687)
Natural gas futures contracts	283,150	(17,330)
WTI crude oil futures contracts	93,280	113,760
Soybean futures contracts	242,575	14,663
Sugar futures contracts	3,383	188,664
Wheat futures contracts	585,988	(1,120,237)
Total commodity futures contracts	$5,100,834	$(5,666,167)

Six months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized (Loss)
Primary Underlying Risk	Derivative Instruments	Gain on Derivative Instruments
Commodity price
Corn futures contracts	$(3,680,613)	$(609,950)
Natural gas futures contracts	(99,059)	64,509
WTI crude oil futures contracts	(87,130)	67,790
Soybean futures contracts	(174,925)	153,563
Sugar futures contracts	(285.118)	(98,033)
Wheat futures contracts	(756,375)	(516,987)
Total commodity futures contracts	$(5,083,220)	$(939,108)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk are included in the schedule of investments as of June 30, 2014 and December 31, 2013.

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

Note 6 – Subsequent Events

Subsequent events have been reviewed through the date of this filing. The following subsequent events transpired for the Trust or each of the series of the Trust:

On June 30, 2014, KPMG LLP (“KPMG”) acquired certain assets of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), the independent registered public accounting firm for the Teucrium Commodity Trust (the “Trust”), the Teucrium Corn Fund, the Teucrium Natural Gas Fund, the Teucrium WTI Crude Oil Fund, the Teucrium Soybean Fund, the Teucrium Sugar Fund, the Teucrium Wheat Fund, and the Teucrium Agricultural Fund (collectively, the “Funds”). As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Trust and the Funds. Concurrent with such resignation, the authorized officers of Teucrium Trading, LLC, the Sponsor of the Trust and the Funds (the “Sponsor”), approved the engagement of KPMG as the new independent registered public accounting firm for the Trust and the Funds subject to KPMG completing its standard client evaluation procedures and accepting the engagement. On July 7, 2014, the Trust filed a Form 8-K, dated June 30, 2014, with information regarding the KPMG acquisition and the impact to the Trust and the Funds. Effective July 29, 2014 KPMG completed its client evaluation procedures and accepted the engagement; a Form 8-K was filed on August 1, 2014 stating such.

 CORN: From July 1, 2014 through August 1, 2014, the following changes of 10% or greater occurred in Shares Outstanding, NAV per share and Total Net Assets for the Fund: the Shares Outstanding for the Fund increased from 2,625,004 to 3,175,004; this represents a 20.95% increase. This increase in shares, in conjunction with a 13.09% decrease in the NAV per share, resulted in an increase in Total Net Assets of $3,938,062 or 5.09%.

NAGS: From July 1, 2014 through August 1, 2014, the following changes of 10% or greater occurred in Shares Outstanding, NAV per share and Total Net Assets for the Fund: the Shares Outstanding for the Fund remained constant while the NAV per share decreased by 11.54%. This resulted in a decrease in Total Net Assets of $152,687 or 11.52%.

CRUD: Nothing Additional to Report

SOYB: From July 1, 2014 through August 1, 2014, the following changes of 10% or greater occurred in Shares Outstanding, NAV per share and Total Net Assets for the Fund: the Shares Outstanding for the Fund decreased from 225,004 to 175,004; this represents a 22.22% decrease. This decrease in shares, in conjunction with an 8.32% decrease in the NAV per share, resulted in a decrease in Total Net Assets of $1,560,460 or 28.71%.

CANE: Nothing Additional to Report

WEAT: From July 1, 2014 through August 1, 2014, the following changes of 10% or greater occurred in Shares Outstanding, NAV per share and Total Net Assets for the Fund: the Shares Outstanding for the Fund increased from 1,175,004 to 1,700,004; this represents a 44.68% increase. This increase in shares, in conjunction with a 7.70% decrease in the NAV per share, resulted in an increase in Total Net Assets of $5,439,855 or 33.63%.

TAGS: Nothing Additional to Report

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$74,777,820	$42,405,220
Collateral, due from broker	12,000,500	9,852,213
Interest receivable	4,270	2,976
Other assets	485,274	214,631
Total assets	87,267,864	52,475,040

Liabilities
Commodity futures contracts	9,730,475	4,884,788
Management fee payable to Sponsor	66,914	41,846
Other liabilities	47,538	48,786
Total Liabilities	9,844,927	4,975,420

Net assets	$77,422,937	$47,499,620

Shares outstanding	2,625,004	1,550,004

Net asset value per share	$29.49	$30.64

Market value per share	$29.43	$30.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

June 30, 2014

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Principal Amount

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.025%, due September 4, 2014	$9,999,750	12.92%	10,000,000

Money market funds
Dreyfus Cash Management	64,778,070	83.66
Total cash equivalents	$74,777,820	96.58%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP14 (1,281 contracts)	$4,401,437	5.68%	$26,820,938
CBOT corn futures DEC14 (1,089 contracts)	2,524,638	3.26	23,154,863
CBOT corn futures DEC15 (1,232 contracts)	2,804,400	3.62	27,504,400
Total commodity futures contracts	$9,730,475	12.56%	$77,480,201

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets

Cash equivalents
Money market funds
Dreyfus Cash Management	$42,405,220	89.27%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY14 (722 contracts)	$1,831,300	3.86%	$16,607,650
CBOT corn futures JUL14 (652 contracts)	482,913	1.02	14,246,200
CBOT corn futures DEC14 (739 contracts)	2,570,575	5.41	16,636,738
Total commodity futures contracts	$4,884,788	10.29%	$47,490,588

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$2,609,112	$(1,820,791)	$3,892,458	$(3,680,613)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(15,931,100)	1,075	(4,845,687)	(609,950)
Interest income	8,819	3,774	19,020	11,738
Total loss	(13,313,169)	(1,815,942)	(934,209)	(4,278,825)

Expenses
Management fees	255,819	94,572	452,244	194,392
Professional fees	127,265	75,855	218,205	294,208
Distribution and marketing fees	327,600	349,152	610,110	686,202
Custodian fees and expenses	32,210	32,211	64,067	64,067
Business permits and licenses fees	11,830	20,930	32,530	41,630
General and administrative expenses	34,944	31,395	110,994	62,445
Brokerage commissions	21,385	16,395	33,535	40,875
Other expenses	10,283	10,282	20,453	20,453
Total expenses	821,336	630,792	1,542,138	1,404,272

Expenses waived by the Sponsor	-	(106,562)	-	(213,124)
Reimbursement of expenses previously waived	138,455	150,827	301,315	157,836

Total expenses, net	959,791	675,057	1,843,453	1,348,984

Net loss	$(14,272,960)	$(2,490,999)	$(2,777,662)	$(5,627,809)

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Operations
Net loss	$(2,777,662)	$(5,627,809)
Capital transactions
Issuance of Shares	85,398,079	28,918,201
Redemption of Shares	(52,697,100)	(22,272,413)
Total capital transactions	32,700,979	6,645,788
Net change in net assets	29,923,317	1,017,979

Net assets, beginning of period	$47,499,620	$37,686,512

Net assets, end of period	$77,422,937	$38,704,491

Net asset value per share at beginning of period	$30.64	$44.34

At end of period	$29.49	$38.70

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(2,777,662)	$(5,627,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	4,845,687	609,950
Changes in operating assets and liabilities:
Collateral, due from broker	(2,148,287)	89,325
Interest receivable	(1,294)	(309)
Other assets	(270,643)	(9,578)
Management fee payable to Sponsor	25,068	(3,773)
Other liabilities	(1,248)	36,569
Net cash used in operating activities	(328,379)	(4,905,625)

Cash flows from financing activities:
Proceeds from sale of Shares	85,398,079	28,918,201
Redemption of Shares	(52,697,100)	(22,272,413)
Net cash provided by financing activities	32,700,979	6,645,788

Net change in cash and cash equivalents	32,372,600	1,740,163
Cash and cash equivalents, beginning of period	42,405,220	34,631,982
Cash and cash equivalents, end of period	$74,777,820	$36,372,145

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Correction of an immaterial error in previously issued financial statements

Effective with the period ended June 30, 2014, total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2012 and 2013, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2014 and 2013.

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

The Fund receives or pays the proceeds from shares sold or redeemed within six business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of six months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $64,778,070 and $42,405,220 in money market funds at June 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund held $9,999,750 in United States Treasury Bills with a maturity date of three months or less at June 30, 2014; this balance is included in cash and cash equivalents on the statements of assets and liabilities.

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

For the year ended December 31, 2013, there were approximately $425,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2014, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $138,455 and $301,315 respectively from the Fund. These amounts are reflected in the statements of operations for the three and six months ended June 30, 2014 as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were approximately $426,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $150,827 and $157,836 respectively from the Fund. These amounts are reflected in the statements of operations for the three and six months ended June 30, 2013 as a reimbursement of previously waived expenses.

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

In determining fair value, the Fund uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into six levels based on the inputs as follows:

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

On June 30, 2014 and December 31, 2013, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary.

On March 31, 2013, the Corn Futures Contracts traded on the CBOT due to settle on July 12, 2013 (the “JUL13 Corn Contracts”) were in a “limit down” condition and, in the opinion of the Trust and CORN, the reported value at the close of market on that day did not fairly value the JUL13 Corn Contracts held by CORN. Therefore, the Trust and CORN used alternative verifiable sources to value the JUL13 Corn Contracts on March 31, 2013 and the financial statements of the Trust and the Fund have been adjusted accordingly. This adjustment resulted in a ($410,475) decrease in the unrealized change in commodity futures contracted for the Trust and CORN in excess of reported CBOT values, for the quarter ended March 31, 2013. These transferred back to a Level 1 liability for the quarter ended June 30, 2013.

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

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a material impact on the financial statements for the Trust or the Funds.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

June 30, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2014
Cash equivalents	$74,777,820	$-	$-	$74,777,820

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2014
Commodity futures contracts	$9,730,475	$-	$-	$9,730,475

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$42,405,220	$-	$-	$42,405,220

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$4,884,788	$-	$-	$4,884,788

For the six months ended June 30, 2014, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Transfers into and out of each level of the fair value hierarchy for the JUL13 Corn Contracts for the six months ended June 30, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Corn future contracts	$1,010,962	$1,010,962	$1,010,962	$1,010,962	$-	$-

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts. For the six months ended June 30, 2014 and 2013 the Fund invested only in commodity futures contracts. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract.  Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire. Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of liabilities as derivative contracts, categorized by primary underlying risk as of June 30, 2014 and December 31, 2013.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$9,730,475	$-	$9,730,475	$-	$9,730,475	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Corn futures contracts	$4,884,788	$-	$4,884,788	$-	$4,884,788	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2014

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$2,609,112	$(15,931,100)

Three months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(1,820,791)	$1,075

Six months ended June 30, 2014

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$3,892,458	$(4,845,687)

Six months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(3,680,613)	$(609,950)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of June 30, 2014 and December 31, 2013.

Note 5 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the six months ended June 30, 2014 and 2013. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2014	June 30, 2013
Net asset value at beginning of period	$30.64	$44.34
Income from investment operations:
Investment income	0.01	0.01
Net realized and unrealized loss on commodity futures contracts	(0.50)	(4.20)
Total expenses, net	(0.66)	(1.45)
Net decrease in net asset value, net of expenses waived by the Sponsor	(1.15)	(5.64)
Net asset value at end of period	$29.49	$38.70
Total Return	(3.75)%	(12.72)%
Ratios to Average Net Assets
Total expenses	3.40%	7.22%
Total expenses, net	4.07%	6.93%
Net investment loss	(4.03)%	(6.87)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund. The ratios have been annualized.

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

Note 7 – Subsequent Events

Subsequent events have been reviewed through the date of this filing. The following subsequent events transpired for the Fund:

On June 30, 2014, KPMG LLP (“KPMG”) acquired certain assets of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), the independent registered public accounting firm for the Teucrium Commodity Trust (the “Trust”), the Teucrium Corn Fund, the Teucrium Natural Gas Fund, the Teucrium WTI Crude Oil Fund, the Teucrium Soybean Fund, the Teucrium Sugar Fund, the Teucrium Wheat Fund, and the Teucrium Agricultural Fund (collectively, the “Funds”). As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Trust and the Funds. Concurrent with such resignation, the authorized officers of Teucrium Trading, LLC, the Sponsor of the Trust and the Funds (the “Sponsor”), approved the engagement of KPMG as the new independent registered public accounting firm for the Trust and the Funds subject to KPMG completing its standard client evaluation procedures and accepting the engagement. On July 7, 2014, the Trust filed a Form 8-K, dated June 30, 2014, with information regarding the KPMG acquisition and the impact to the Trust and the Funds. Effective July 29, 2014 KPMG completed its client evaluation procedures and accepted the engagement; a Form 8-K was filed on August 1, 2014 stating such.

From July 1, 2014 through August 1, 2014, the following changes of 10% or greater occurred in Shares Outstanding, NAV per share and Total Net Assets for the Fund: the Shares Outstanding for the Fund increased from 2,625,004 to 3,175,004; this represents a 20.95% increase. This increase in shares, in conjunction with a 13.09% decrease in the NAV per share, resulted in an increase in Total Net Assets of $3,938,062 or 5.09%.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$1,231,530	$1,752,722
Commodity futures contracts	75,120	84,050
Collateral, due from broker	13,895	-
Interest receivable	84	126
Other assets	15,983	12,337
Total assets	1,336,612	1,849,235

Liabilities
Commodity futures contracts	8,400	-
Collateral, due to broker	-	74,157
Management fee payable to Sponsor	-	1,671
Other liabilities	2,445	152
Total Liabilities	10,845	75,980

Net assets	$1,325,767	$1,773,255
Shares outstanding	100,004	150,004
Net asset value per share	$13.26	$11.82
Market value per share	$13.13	$12.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

SCHEDULE OF INVESTMENTS

June 30, 2014

(Unaudited)

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money Market funds
Dreyfus Cash Management	$1,231,530	92.89%

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures OCT14 (8 contracts)	$38,960	2.94%	$354,720
NYMEX natural gas futures NOV14 (7 contracts)	31,120	2.35	312,480
NYMEX natural gas futures APR15 (8 contracts)	5,040	0.38	325,680
Total commodity futures contracts	$75,120	5.67%	$992,880

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures MAR15 (7 contracts)	$8,400	0.63%	$312,480

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

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$68,960	$11,680	$283,150	$(99,059)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(38,490)	(428,040)	(17,330)	64,509
Interest income	92	292	269	780
Total income (loss)	30,562	(416,068)	266,089	(33,770)

Expenses
Management fees	4,300	9,358	8,434	19,540
Professional fees	7,608	11,370	11,414	18,783
Distribution and marketing fees	6,775	9,484	12,111	22,506
Custodian fees and expenses	1,167	699	3,027	1,459
Business permits and licenses fees	-	-	25,000	5,013
General and administrative expenses	7,139	3,098	7,654	4,221
Brokerage commissions	141	334	349	542
Other expenses	251	453	420	868
Total expenses	27,381	34,796	68,409	72,932

Expenses waived by the Sponsor	(21,355)	(21,057)	(55,197)	(44,263)
Reimbursement of expenses previously waived	-	-	-	-

Total expenses, net	6,026	13,739	13,212	28,669

Net income (loss)	$24,536	$(429,807)	$252,877	$(62,439)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Operations
Net income (loss)	$252,877	$(62,439)
Capital transactions
Redemption of Shares	(700,365)	(1,211,768)
Total capital transactions	(700,365)	(1,211,768)
Net change in net assets	(447,488)	(1,274,207)

Net assets, beginning of period	$1,773,255	$4,625,621

Net assets, end of period	$1,325,767	$3,351,414

Net asset value per share at beginning of period	$11.82	$11.56

At end of period	$13.26	$11.17

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$252,877	$(62,439)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	17,330	(64,509)
Changes in operating assets and liabilities:
Collateral, due from broker	(13,895)	29,974
Interest receivable	42	82
Other assets	(3,646)	5,441
Collateral, due to broker	(74,157)	-
Management fee payable to Sponsor	(1,671)	(1,105)
Other liabilities	2,293	(328)
Net cash provided by (used in) operating activities	179,173	(92,884)

Cash flows from financing activities:
Redemption of Shares	(700,365)	(1,211,768)
Net cash used in financing activities	(700,365)	(1,211,768)

Net change in cash and cash equivalents	(521,192)	(1,304,652)
Cash and cash equivalents, beginning of period	1,752,722	4,476,336
Cash and cash equivalents, end of period	$1,231,530	$3,171,684

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Correction of an immaterial error in previously issued financial statements

Effective with the period ended June 30, 2014, total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2012 and 2013, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2014 and 2013.

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

The Fund receives or pays the proceeds from shares sold or redeemed within six business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.

As outlined in the most recent Form S-1 filing, 100,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Effective May 5, 2014, the Fund had a minimum number of shares outstanding and this situation continued through June 30, 2014. No redemptions can be made until additional shares are created.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of six months or less at inception. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $1,231,530 and $1,752,722 in money market funds on June 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

For the year ended December 31, 2013, there were approximately $15,400 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by NAGS in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

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

In determining fair value, the Fund uses various valuation approaches.  In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into six levels based on the inputs as follows:

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

On June 30, 2014, December 31, 2013 and June 30, 2013, in the opinion of the Trust and the Fund, the reported value of the Natural Gas Futures Contracts traded on the NYMEX fairly reflected the value of the Natural Gas Futures Contracts held by the Fund, and no adjustments were necessary.

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

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a material impact on the financial statements for the Trust or the Funds.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

June 30, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2014
Cash equivalents	$1,231,530	$-	$-	$1,231,530
Commodity futures contracts	75,120	-	-	75,120
Total	$1,306,650	$-	$-	$1,306,650

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2014
Commodity futures contracts	$8,400	$-	$-	$8,400

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$1,752,722	$-	$-	$1,752,722
Commodity futures contracts	84,050	-	-	84,050
Total	$1,836,772	$-	$-	$1,836,772

For the six months ended June 30, 2014 and 2013, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the six months ended June 30, 2014 and 2013, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of June 30, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Natural gas futures contracts	$75,120	$-	$75,120	$8,400	$-	$66,720

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Natural gas futures contracts	$8,400	$-	$8,400	$8,400	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Natural gas futures contracts	$84,050	$-	$84,050	$-	$74,157	$9,893

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2014

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$68,960	$(38,490)

Three months ended June 30, 2013

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$11,680	$(428,040)

Six months ended June 30, 2014

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$283,150	$(17,330)

Six months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(99,059)	$64,509

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of June 30, 2014 and December 31, 2013.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2014 and 2013. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2014	June 30, 2013
Net asset value at beginning of period	$11.82	$11.56
Income from investment operations:
Investment income	-	-
Net realized and unrealized gain (loss) on commodity futures contracts	1.54	(0.29)
Total expenses, net	(0.10)	(0.10)
Net increase (decrease) in net asset value, net of expenses waived by the Sponsor	1.44	(0.39)
Net asset value at end of period	$13.26	$11.17
Total Return	12.18%	(3.37)%
Ratios to Average Net Assets
Total expenses	7.70%	3.73%
Total expenses, net	1.48%	1.47%
Net investment loss	(1.45)%	(1.43)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund. The ratios have been annualized.

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

Note 7 – Subsequent Events

Subsequent events have been reviewed through the date of this filing. The following subsequent events transpired for the Fund:

On June 30, 2014, KPMG LLP (“KPMG”) acquired certain assets of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), the independent registered public accounting firm for the Teucrium Commodity Trust (the “Trust”), the Teucrium Corn Fund, the Teucrium Natural Gas Fund, the Teucrium WTI Crude Oil Fund, the Teucrium Soybean Fund, the Teucrium Sugar Fund, the Teucrium Wheat Fund, and the Teucrium Agricultural Fund (collectively, the “Funds”). As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Trust and the Funds. Concurrent with such resignation, the authorized officers of Teucrium Trading, LLC, the Sponsor of the Trust and the Funds (the “Sponsor”), approved the engagement of KPMG as the new independent registered public accounting firm for the Trust and the Funds subject to KPMG completing its standard client evaluation procedures and accepting the engagement. On July 7, 2014, the Trust filed a Form 8-K, dated June 30, 2014, with information regarding the KPMG acquisition and the impact to the Trust and the Funds. Effective July 29, 2014 KPMG completed its client evaluation procedures and accepted the engagement; a Form 8-K was filed on August 1, 2014 stating such.

From July 1, 2014 through August 1, 2014, the following changes of 10% or greater occurred in Shares Outstanding, NAV per share and Total Net Assets for the Fund: the Shares Outstanding for the Fund remained constant while the NAV per share decreased by 11.54%. This resulted in a decrease in Total Net Assets of $152,687 or 11.52%.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,172,203	$1,962,616
Commodity futures contracts	196,210	87,530
Interest receivable	139	131
Other assets	17,188	27,546
Total assets	2,385,740	2,077,823

Liabilities
Commodity futures contracts	-	5,080
Collateral, due to broker	142,990	23,445
Other liabilities	5,302	170
Total liabilities	148,292	28,695

Net assets	$2,237,448	$2,049,128

Shares outstanding	50,002	50,002

Net asset value per share	$44.75	$40.98

Market value per share	$44.46	$40.34

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

SCHEDULE OF INVESTMENTS

June 30, 2014

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)

Cash equivalents
Money Market funds
Dreyfus Cash Management	$2,172,203	97.08%

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures DEC14 (8 contracts)	$97,230	4.35%	$817,440
WTI crude oil futures JUN15 (7 contracts)	37,420	1.67	684,180
WTI crude oil futures DEC15 (8 contracts)	61,560	2.75	756,960
Total commodity futures contracts	$196,210	8.77%	$2,258,580

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

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$93,280	$(77,810)	$93,280	$(87,130)
Net change in unrealized appreciation or depreciation on commodity futures contracts	59,110	15,180	113,760	67,790
Interest income	169	238	363	502
Total income (loss)	152,559	(62,392)	207,403	(18,838)

Expenses
Management fees	5,300	5,000	10,400	10,000
Professional fees	9,679	10,036	17,213	18,698
Distribution and marketing fees	10,782	7,321	17,178	16,356
Custodian fees and expenses	780	-	2,449	-
Business permits and licenses fees	-	-	25,000	5,011
General and administrative expenses	6,909	2,306	7,373	5,176
Other expenses	-	412	218	953
Total expenses	33,450	25,075	79,831	56,194

Expenses waived by the Sponsor	(24,389)	(17,736)	(60,748)	(41,428)
Reimbursement of expenses previously waived	-	-	-	-

Total expenses, net	9,061	7,339	19,083	14,766

Net income (loss)	$143,498	$(69,731)	$188,320	$(33,604)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Operations
Net income (loss)	$188,320	$(33,604)
Net change in net assets	188,320	(33,604)

Net assets, beginning of period	$2,049,128	$1,993,747

Net assets, end of period	$2,237,448	$1,960,143

Net asset value per share at beginning of period	$40.98	$39.87

At end of period	$44.75	$39.20

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$188,320	$(33,604)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(113,760)	(67,790)
Changes in operating assets and liabilities:
Collateral, due from broker	-	121,305
Interest receivable	(8)	-
Other assets	10,359	12,034
Collateral, due to broker	119,545	-
Management fee payable to Sponsor	-	(1,626)
Other liabilities	5,132	234
Net cash provided by operating activities	209,588	30,553

Net change in cash and cash equivalents	209,588	30,553
Cash and cash equivalents, beginning of period	1,962,616	1,845,910
Cash and cash equivalents, end of period	$2,172,204	$1,876,463

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for WTI crude oil, also known as Texas Light Sweet Crude Oil (“Oil Futures Contracts”) traded on the NYMEX, specifically (1) the nearest to spot September or December Oil Futures Contract, weighted 35%; (2) the September or December Oil Futures Contract following the aforementioned (1), weighted 30%; and (3) the next December Oil Future Contract that immediately follows the aforementioned (2), weighted 35%.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Correction of an immaterial error in previously issued financial statements

Effective with the period ended June 30, 2014, total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2012 and 2013, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2014 and 2013.

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

The Fund receives or pays the proceeds from shares sold or redeemed within six business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares. Effective May 18, 2012, the Fund had a minimum number of shares and this situation continued through June 30, 2014. No redemptions can be made until additional shares are created.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of six months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $2,172,203 and $1,962,616 in money market funds at June 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

For the year ended December 31, 2013, there were approximately $6,600 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CRUD in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

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

In determining fair value, the Fund uses various valuation approaches.  In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into six levels based on the inputs as follows:

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

On June 30, 2014 and December 31, 2013, in the opinion of the Trust and the Fund, the reported value of the WTI Crude Oil Futures Contracts traded on the NYMEX fairly reflected the value of the WTI Crude Oil Futures Contracts held by the Fund, and no adjustments were necessary.

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

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a material impact on the financial statements for the Trust or the Funds.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

June 30, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2014
Cash equivalents	$2,172,203	$-	$-	$2,172,203
Commodity futures contracts	196,210	-	-	196,210
Total	$2,368,413	$-	$-	$2,368,413

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$1,962,616	$-	$-	$1,962,616
Commodity futures contracts	87,530	-	-	87,530
Total	$2,050,146	$-	$-	$2,050,146

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$5,080	$-	$-	$5,080

For the six months ended June 30, 2014 and 2013, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the six months ended June 30, 2014 and 2013, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of June 30, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
WTI crude oil futures contracts	$196,210	$-	$196,210	$-	$142,990	$53,220

Offsetting of Financial Assets and Derivative Assets as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
WTI crude oil futures contracts	$87,530	$-	$87,530	$5,080	$23,445	$59,005

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
WTI crude oil futures contracts	$5,080	$-	$5,080	$5,080	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2014

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$93,280	$59,110

Three months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(77,810)	$15,180

Six months ended June 30, 2014

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$93,280	$113,760

Six months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(87,130)	$67,790

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of June 30, 2014 and December 31, 2013.

Note 5 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the six months ended June 30, 2014 and 2013. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor.

	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2014	June 30, 2013
Net asset value at beginning of period	$40.98	$39.87
Income from investment operations:
Investment income	0.01	0.01
Net realized and unrealized gain (loss) on commodity futures contracts	4.14	(0.38)
Total expenses, net	(0.38)	(0.30)
Net increase (decrease) in net asset value, net of expenses waived by the Sponsor	3.77	(0.67)
Net asset value at end of period	$44.75	$39.20
Total Return	9.20%	(1.68)%
Ratios to Average Net Assets
Total expenses	7.70%	5.71%
Total expenses, net	1.84%	1.50%
Net investment loss	(1.81)%	(1.45)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund. The ratios have been annualized.

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

Note 7 – Subsequent Events

Subsequent events have been reviewed through the date of this filing. The following subsequent events transpired for the Fund:

On June 30, 2014, KPMG LLP (“KPMG”) acquired certain assets of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), the independent registered public accounting firm for the Teucrium Commodity Trust (the “Trust”), the Teucrium Corn Fund, the Teucrium Natural Gas Fund, the Teucrium WTI Crude Oil Fund, the Teucrium Soybean Fund, the Teucrium Sugar Fund, the Teucrium Wheat Fund, and the Teucrium Agricultural Fund (collectively, the “Funds”). As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Trust and the Funds. Concurrent with such resignation, the authorized officers of Teucrium Trading, LLC, the Sponsor of the Trust and the Funds (the “Sponsor”), approved the engagement of KPMG as the new independent registered public accounting firm for the Trust and the Funds subject to KPMG completing its standard client evaluation procedures and accepting the engagement. On July 7, 2014, the Trust filed a Form 8-K, dated June 30, 2014, with information regarding the KPMG acquisition and the impact to the Trust and the Funds. Effective July 29, 2014 KPMG completed its client evaluation procedures and accepted the engagement; a Form 8-K was filed on August 1, 2014 stating such.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$5,371,805	$3,765,791
Commodity futures contracts	4,762	-
Collateral, due from broker	197,475	400,752
Interest receivable	309	258
Other assets	45,863	45,500
Total assets	5,620,214	4,212,301

Liabilities
Commodity futures contracts	178,962	188,863
Management fee payable to Sponsor	4,133	3,491
Other liabilities	2,620	2,975
Total Liabilities	185,715	195,329

Net assets	$5,434,499	$4,016,972
Shares outstanding	225,004	175,004
Net asset value per share	$24.15	$22.95
Market value per share	$23.77	$22.81

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

June 30, 2014

(Unaudited)

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money Market funds
Dreyfus Cash Management	$5,371,805	98.85%

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV15 (33 contracts)	$4,762	0.09%	$1,893,375

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV14 (33 contracts)	$93,362	1.72%	$1,909,463
CBOT soybean futures JAN15 (28 contracts)	85,600	1.58	1,629,600
Total commodity futures contracts	$178,962	3.30%	$3,539,063

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$216,475	$42,650	$242,575	$(174,925)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(310,688)	13,513	14,663	153,563
Interest income	374	739	763	1,661
Total (loss) income	(93,839)	56,902	258,001	(19,701)

Expenses
Management fees	11,610	15,562	21,422	32,795
Professional fees	12,282	16,764	35,392	47,459
Distribution and marketing fees	12,746	34,844	17,696	80,744
Custodian fees and expenses	1,281	1,502	2,181	2,987
Business permits and licenses fees	6,852	2,821	8,832	5,611
General and administrative expenses	305	5,465	5,075	9,695
Brokerage commissions	-	1,911	1,800	3,801
Other expenses	1,234	2,223	2,634	4,618
Total expenses	46,310	81,092	95,032	187,710

Expenses waived by the Sponsor	-	(20,807)	-	(35,929)
Reimbursement of expenses previously waived	4,822	16,020	24,912	16,647

Total expenses, net	51,132	76,305	119,944	168,428

Net (loss) income	$(144,971)	$(19,403)	$138,057	$(188,129)

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Operations
Net income (loss)	$138,057	$(188,129)
Capital transactions
Issuance of Shares	1,843,304	1,859,169
Redemption of Shares	(563,834)	(1,784,498)
Total capital transactions	1,279,470	74,671
Net change in net assets	1,417,527	(113,458)

Net assets, beginning of period	$4,016,972	$6,636,175

Net assets, end of period	$5,434,499	$6,522,717

Net asset value per share at beginning of period	$22.95	$24.13

At end of period	$24.15	$23.72

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$138,057	$(188,129)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(14,663)	(153,563)
Changes in operating assets and liabilities:
Collateral, due from broker	203,277	226,663
Interest receivable	(51)	35
Other assets	(363)	1,419
Management fee payable to Sponsor	642	(467)
Other liabilities	(355)	1,076
Net cash provided by (used in) operating activities	326,544	(112,966)

Cash flows from financing activities:
Proceeds from sale of Shares	1,843,304	1,859,169
Redemption of Shares	(563,834)	(1,784,498)
Net cash provided by financing activities	1,279,470	74,671

Net change in cash and cash equivalents	1,606,014	(38,295)
Cash and cash equivalents, beginning of period	3,765,791	6,169,205
Cash and cash equivalents, end of period	$5,371,805	$6,130,910

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”).  Except as described in the following paragraph, the six Soybean Futures Contracts will be: (1) second-to-expire CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Correction of an immaterial error in previously issued financial statements

Effective with the period ended June 30, 2014, total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2012 and 2013, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2014 and 2013.

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

The Fund receives or pays the proceeds from shares sold or redeemed within six business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of six months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $5,371,805 and $3,765,791 in money market funds at June 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

For the year ended December 31, 2013, there were approximately $60,500 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by SOYB in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2014, asset growth and other changes experienced by SOYB enabled the Sponsor to claim reimbursement of $4,822 and $24,912 respectively from the Fund. These amounts are reflected in the statements of operations for the three and six months ended June 30, 2014 as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were approximately $65,300 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by SOYB in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, asset growth and other changes experienced by SOYB enabled the Sponsor to claim reimbursement of $16,020 and $16,647 respectively from the Fund. These amounts are reflected in the statements of operations for the three and six months ended June 30, 2013 as a reimbursement of previously waived expenses.

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

In determining fair value, the Fund uses various valuation approaches.  In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into six levels based on the inputs as follows:

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

For the quarter ended March 31, 2014, Soybean Futures Contracts traded on the CBOT which will settle on November 13, 2015 (the “NOV15 Soybean Contracts”) did not, in the opinion of the Trust and SOYB, trade in an actively traded futures market as defined in the policy of the Trust and SOYB for the entire period during which they were held. Accordingly, the Trust and SOYB have classified these as a Level 2 liability for the period ended March 31, 2014. The NOV15 Soybean Contracts were, in the opinion of the Trust and SOYB, fairly valued at settlement on March 31, 2014. These transferred back to a Level 1 liability for the quarter ended June 30, 2014.

For the quarter ended March 31, 2013, The Soybean Futures Contracts traded on the CBOT which will settle on November 14, 2014 (the “NOV14 Soybean Contracts”) did not, in the opinion of the Trust and SOYB, trade in an actively traded futures market as defined in the policy of the Trust and SOYB for the entire period during which they were held. Accordingly, the Trust and SOYB have classified these as a Level 2 liability for the period ended March 31, 2013. The NOV14 Soybean Contracts were, in the opinion of the Trust and SOYB, fairly valued at settlement on March 31, 2013. These transferred back to a Level 1 liability for the quarter ended June 30, 2013.

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

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a material impact on the financial statements for the Trust or the Funds.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

June 30, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2014
Cash equivalents	$5,371,805	$-	$-	$5,371,805
Commodity futures contracts	4,762	-	-	4,762
Total	$5,376,567	$-	$-	$5,376,567

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2014
Commodity futures contracts	$178,962	$-	$-	$178,962

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$3,765,791	$-	$-	$3,765,791

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$188,863	$-	$-	$188,863

Transfers into and out of each level of the fair value hierarchy for the NOV15 Soybean Contracts for the six months ended June 30, 2014 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Soybean future contracts	$12,075	$12,075	$12,075	$12,075	$-	$-

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

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the six months ended June 30, 2014 and 2013, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of June 30, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Soybean futures contracts	$4,762	$-	$4,762	$4,762	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Soybean futures contracts	$178,962	$-	$178,962	$4,762	$174,200	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Soybean futures contracts	$188,863	$-	$188,863	$-	$188,863	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended June 30, 2014

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$216,475	$(310,688)

Three months ended June 30, 2013

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$42,950	$13,513

Six months ended June 30, 2014

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$242,575	$14,663

Six months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(174,925)	$153,563

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of June 30, 2014 and December 31, 2013.

Note 5 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the six months ended June 30, 2014 and 2013. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor.

	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2014	June 30, 2013
Net asset value at beginning of period	$22.95	$24.13
Income from investment operations:
Investment income	-	0.01
Net realized and unrealized gain on commodity futures contracts	1.88	0.19
Total expenses, net	(0.68)	(0.61)
Net increase (decrease) in net asset value, net of expenses waived by the Sponsor	1.20	(0.41)
Net asset value at end of period	$24.15	$23.72
Total Return	5.23%	(1.70)%
Ratios to Average Net Assets
Total expenses	4.42%	5.73%
Total expenses, net	5.58%	5.14%
Net investment loss	(5.54)%	(5.09)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund. The ratios have been annualized.

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

Note 7 – Subsequent Events

Subsequent events have been reviewed through the date of this filing. The following subsequent events transpired for the Fund:

On June 30, 2014, KPMG LLP (“KPMG”) acquired certain assets of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), the independent registered public accounting firm for the Teucrium Commodity Trust (the “Trust”), the Teucrium Corn Fund, the Teucrium Natural Gas Fund, the Teucrium WTI Crude Oil Fund, the Teucrium Soybean Fund, the Teucrium Sugar Fund, the Teucrium Wheat Fund, and the Teucrium Agricultural Fund (collectively, the “Funds”). As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Trust and the Funds. Concurrent with such resignation, the authorized officers of Teucrium Trading, LLC, the Sponsor of the Trust and the Funds (the “Sponsor”), approved the engagement of KPMG as the new independent registered public accounting firm for the Trust and the Funds subject to KPMG completing its standard client evaluation procedures and accepting the engagement. On July 7, 2014, the Trust filed a Form 8-K, dated June 30, 2014, with information regarding the KPMG acquisition and the impact to the Trust and the Funds. Effective July 29, 2014 KPMG completed its client evaluation procedures and accepted the engagement; a Form 8-K was filed on August 1, 2014 stating such.

From July 1, 2014 through August 1, 2014, the following changes of 10% or greater occurred in Shares Outstanding, NAV per share and Total Net Assets for the Fund: the Shares Outstanding for the Fund decreased from 225,004 to 175,004; this represents a 22.22% decrease. This decrease in shares, in conjunction with an 8.32% decrease in the NAV per share, resulted in a decrease in Total Net Assets of $1,560,460 or 28.71%.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$2,896,330	$2,366,377
Commodity futures contracts	17,405	-
Collateral, due from broker	93,660	261,687
Interest receivable	187	159
Other assets	15,819	23,643
Total assets	3,023,401	2,651,866

Liabilities
Commodity futures contracts	12,141	183,400
Other liabilities	5,587	63
Total liabilities	17,728	183,463

Net assets	$3,005,673	$2,468,403

Shares outstanding	200,004	175,004

Net asset value per share	$15.03	$14.10

Market value per share	$15.10	$14.05

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

June 30, 2014

(Unaudited)

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money market funds
Dreyfus Cash Management	$2,896,330	96.36%

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR16 (48 contracts)	$17,405	0.58%	$1,063,910

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR15 (48 contracts)	$437	0.01%	$1,033,267
ICE sugar futures MAY15 (42 contracts)	11,704	0.39	905,520
Total commodity futures contracts	$12,141	0.40%	$1,938,787

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$6,664	$(199,292)	$3,383	$(285,118)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(35,582)	25,088	188,664	(98,033)
Interest income	201	299	458	604
Total (loss) income	(28,717)	(173,905)	192,505	(382,547)

Expenses
Management fees	7,200	5,900	13,500	11,600
Professional fees	14,255	15,044	23,958	23,886
Distribution and marketing fees	13,236	8,403	29,888	27,829
Custodian fees and expenses	850	-	2,627	-
Business permits and licenses fees	-	5,000	13,000	4,889
General and administrative expenses	7,967	1,898	8,611	2,876
Brokerage commissions	-	455	-	910
Other expenses	922	773	1,558	1,293
Total expenses	44,430	37,473	93,142	73,283

Expenses waived by the Sponsor	(30,939)	(28,116)	(66,493)	(55,197)
Reimbursement of expenses previously waived	-	-	-	-

Total expenses, net	13,491	9,357	26,649	18,086

Net (loss) income	$(42,208)	$(183,262)	$165,856	$(400,633)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Operations
Net income (loss)	$165,856	$(400,633)
Capital transactions
Issuance of Shares	743,126	784,941
Redemption of Shares	(371,712)	-
Total capital transactions	371,414	784,941
Net change in net assets	537,270	384,308

Net assets, beginning of period	$2,468,403	$2,225,898

Net assets, end of period	$3,005,673	$2,610,206

Net asset value per share at beginning of period	$14.10	$17.81

At end of period	$15.03	$14.92

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$165,856	$(400,633)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(188,664)	98,033
Changes in operating assets and liabilities:
Collateral, due from broker	168,027	(81,164)
Interest receivable	(28)	2
Other assets	7,824	12,354
Other liabilities	5,524	1,311
Net cash provided by (used in) operating activities	158,539	(370,097)

Cash flows from financing activities:
Proceeds from sale of Shares	743,126	784,941
Redemption of Shares	(371,712)	-
Net cash provided by financing activities	371,414	784,941

Net change in cash and cash equivalents	529,953	414,844
Cash and cash equivalents, beginning of period	2,366,377	2,088,533
Cash and cash equivalents, end of period	$2,896,330	$2,503,377

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Correction of an immaterial error in previously issued financial statements

Effective with the period ended June 30, 2014, total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2012 and 2013, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of June 30, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2014 and 2013.

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

The Fund receives or pays the proceeds from shares sold or redeemed within six business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of six months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $2,896,330 and $2,366,377 in money market funds at June 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

For the year ended December 31, 2013, there were approximately $12,200 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CANE in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

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

In determining fair value, the Fund uses various valuation approaches.  In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into six levels based on the inputs as follows:

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

For the quarter ended June 30, 2014, Sugar Futures Contracts traded on ICE due to settle on February 29, 2016 (the “MAR16 Sugar Contracts”) did not, in the opinion of the Trust and CANE, trade in an actively traded futures market as defined in the policy of the Trust and CANE for the entire period during which they were held. Accordingly, the Trust and CANE classified these as a Level 2 asset. The MAR16 Sugar Contracts were, in the opinion of the Trust and CANE, fairly valued at settlement on June 30, 2014.

For the quarter ended June 30, 2013, Sugar Futures Contracts traded on ICE due to settle on February 27, 2015 (the “MAR15 ICE Sugar Contracts”) did not, in the opinion of the Trust and CANE, trade in an actively traded futures market as defined in the policy of the Trust and CANE for the entire period during which they were held. Accordingly, the Trust and CANE have classified these as a Level 2 liability for the period ended June 30, 2013. The MAR15 Sugar Contracts were, in the opinion of the Trust and CANE, fairly valued at settlement on June 30, 2013. These transferred back to a Level 1 liability for the quarter ended September 30, 2013.

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

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a material impact on the financial statements for the Trust or the Funds.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

June 30, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2014
Cash equivalents	$2,896,330	$-	$-	$2,896,330
Commodity futures contracts	-	17,405	-	17,405
Total	$2,896,330	$17,405	$-	$2,913,735

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2014
Commodity futures contracts	$12,141	$-	$-	$12,141

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$2,366,377	$-	$-	$2,366,377

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$183,400	$-	$-	$183,400

Transfers into and out of each level of the fair value hierarchy for the MAR16 Sugar Contracts for the six months ended June 30, 2014 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Sugar future contracts	$-	$17,405	$17,405	$-	$-	$-

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

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the six months ended June 30, 2014 and 2013, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk as of June 30, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Assets	Liabilities	Liabilities	Instruments	Received	Net Amount
Commodity price
Sugar futures contracts	$17,405	$-	$17,405	$12,141	$-	$5,264

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Sugar futures contracts	$12,141	$-	$12,141	$12,141	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Sugar futures contracts	$183,400	$-	$183,400	$-	$183,400	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2014

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$6,664	$(35,582)

Three months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(199,292)	$25,088

Six months ended June 30, 2014

	Realized Gain on	Net Change in Unrealized Gain
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$3,383	$188,664

Six months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(285,118)	$(98,033)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of June 30, 2014 and December 31, 2013.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2014 and 2013. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor.

	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2014	June 30, 2013
Net asset value at beginning of period	$14.10	$17.81
Income from investment operations:
Investment income	-	-
Net realized and unrealized gain (loss) on commodity futures contracts	1.07	(2.77)
Total expenses, net	(0.14)	(0.12)
Net increase (decrease) in net asset value, net of expenses waived by the sponsor	0.93	(2.89)
Net asset value at end of period	$15.03	$14.92
Total Return	6.60%	(16.23)%
Ratios to Average Net Assets
Total expenses	6.89%	6.24%
Total expenses, net	1.97%	1.54%
Net investment loss	(1.94)%	(1.49)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund.  The ratios have been annualized.

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

Note 7 – Subsequent Events

Subsequent events have been reviewed through the date of this filing. The following subsequent events transpired for the Fund:

On June 30, 2014, KPMG LLP (“KPMG”) acquired certain assets of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), the independent registered public accounting firm for the Teucrium Commodity Trust (the “Trust”), the Teucrium Corn Fund, the Teucrium Natural Gas Fund, the Teucrium WTI Crude Oil Fund, the Teucrium Soybean Fund, the Teucrium Sugar Fund, the Teucrium Wheat Fund, and the Teucrium Agricultural Fund (collectively, the “Funds”). As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Trust and the Funds. Concurrent with such resignation, the authorized officers of Teucrium Trading, LLC, the Sponsor of the Trust and the Funds (the “Sponsor”), approved the engagement of KPMG as the new independent registered public accounting firm for the Trust and the Funds subject to KPMG completing its standard client evaluation procedures and accepting the engagement. On July 7, 2014, the Trust filed a Form 8-K, dated June 30, 2014, with information regarding the KPMG acquisition and the impact to the Trust and the Funds. Effective July 29, 2014 KPMG completed its client evaluation procedures and accepted the engagement; a Form 8-K was filed on August 1, 2014 stating such.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Equity in BNY Mellon trading accounts:
Cash and cash equivalents	$14,294,235	$6,451,639
Collateral, due from broker	2,691,762	1,253,668
Capital shares receivable	1,376,609	-
Interest receivable	755	450
Other assets	69,089	50,560
Total assets	18,432,450	7,756,317

Liabilities
Commodity futures contracts	1,818,912	698,675
Collateral, due to broker	421,400	-
Management fee payable to Sponsor	9,991	6,092
Other liabilities	7,439	3,463
Total liabilities	2,257,742	708,230

Net assets	$16,174,708	$7,048,087

Shares outstanding	1,175,004	475,004

Net asset value per share	$13.77	$14.84

Market value per share	$13.77	$14.75

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

June 30, 2014

(Unaudited)

		Percentage of	Notional Amount
Description: Assets	Fair Value	Net Assets	(Long Exposure)

Cash equivalents
Money Market funds
Dreyfus Cash Management	$14,294,235	88.37%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP14 (196 contracts)	$767,662	4.75%	$5,659,500
CBOT wheat futures DEC14 (162 contracts)	410,212	2.54	4,845,825
CBOT wheat futures DEC15 (171 contracts)	641,038	3.96	5,675,063
Total commodity futures contracts	$1,818,912	11.25%	$16,180,388

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$355,538	$(370,837)	$585,988	$(756,375)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(2,606,925)	(78,012)	(1,120,237)	(516,987)
Interest income	822	769	1,953	1,540
Total loss	(2,250,565)	(448,080)	(532,296)	(1,271,822)

Expenses
Management fees	31,406	15,982	55,950	29,591
Professional fees	24,364	18,568	38,667	43,831
Distribution and marketing fees	37,085	35,026	73,085	62,296
Custodian fees and expenses	1,220	1,502	2,705	2,987
Business permits and licenses fees	4,759	2,821	9,259	4,441
General and administrative expenses	3,830	5,283	12,830	7,803
Brokerage commissions	10,118	1,820	11,918	3,620
Other expenses	1,078	1,973	3,723	4,283
Total expenses	113,860	82,975	208,137	158,852

Expenses waived by the Sponsor	-	(21,618)	-	(37,550)
Reimbursement of expenses previously waived	16,250	15,027	44,967	15,371

Total expenses, net	130,110	76,384	253,104	136,673

Net loss	$(2,380,675)	$(524,464)	$(785,400)	$(1,408,495)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Operations
Net loss	$(785,400)	$(1,408,495)
Captial transactions
Issuance of Shares	15,981,220	5,908,805
Redemption of Shares	(6,069,199)	(1,353,483)
Total capital transactions	9,912,021	4,555,322
Net change in net assets	9,126,621	3,146,827

Net assets, beginning of period	$7,048,087	$3,719,209

Net assets, end of period	$16,174,708	$6,866,036

Net asset value per share at beginning of period	$14.84	$21.25

At end of period	$13.77	$17.16

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(785,400)	$(1,408,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	1,120,237	516,987
Changes in operating assets and liabilities:
Collateral, due from broker	(1,438,094)	(656,616)
Capital shares receivable	(1,376,609)	-
Interest receivable	(305)	(202)
Other assets	(18,529)	2,657
Collateral, due to broker	421,400	-
Management fee payable to Sponsor	3,899	2,835
Other liabilities	3,976	306
Net cash used in operating activities	(2,069,425)	(1,542,528)

Cash flows from financing activities:
Proceeds from sale of Shares	15,981,220	5,908,805
Redemption of Shares	(6,069,199)	(1,353,483)
Net cash provided by financing activities	9,912,021	4,555,322

Net change in cash and cash equivalents	7,842,596	3,012,794
Cash and cash equivalents, beginning of period	6,451,639	3,356,906
Cash and cash equivalents, end of period	$14,294,235	$6,369,700

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Correction of an immaterial error in previously issued financial statements

Effective with the period ended June 30, 2014, total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2012 and 2013, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended June 30, 2014 and 2013.

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

The Fund receives or pays the proceeds from shares sold or redeemed within six business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of six months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has a substantial portion of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $14,294,235 and $6,451,639 in money market funds at June 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

For the year ended December 31, 2013, there were approximately $63,700 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by WEAT in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2014, asset growth and other changes experienced by WEAT enabled the Sponsor to claim reimbursement of $16,250 and $44,967 respectively from the Fund. These amounts are reflected in the statements of operations for the three and six months ended June 30, 2014 as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were approximately $55,400 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by WEAT in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, asset growth and other changes experienced by WEAT enabled the Sponsor to claim reimbursement of $15,027 and $15,371 respectively from the Fund. These amounts are reflected in the statements of operations for the three and six months ended June 30, 2013 as a reimbursement of previously waived expenses.

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

In determining fair value, the Fund uses various valuation approaches.  In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into six levels based on the inputs as follows:

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

For the period ended June 30, 2014, Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2015 (the “DEC15 Wheat Contracts”) did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 liability. The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2014.

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

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a material impact on the financial statements for the Trust or the Funds.

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2.  The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

June 30, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2014
Cash equivalents	$14,294,235	$-	$-	$14,294,235

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2014
Commodity futures contracts	$1,177,874	$641,038	$-	$1,818,912

December 31, 2013
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$6,451,639	$-	$-	$6,451,639

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts	$698,675	$-	$-	$698,675

Transfers into and out of each level of the fair value hierarchy for the DEC15 Wheat Contracts for the six months ended June 30, 2014 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Wheat future contracts	$-	$641,038	$641,038	$-	$-	$-

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

Note 4 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks.  In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.  For the six months ended June 30, 2014 and 2013, the Fund invested only in commodity futures contracts. Cleared Wheat Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract. Additionally, Other Wheat Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Wheat Interests, can generally be structured as the parties to the Wheat Interest contract desire.  Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole.  Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of liabilities as derivative contracts, categorized by primary underlying risk as of June 30, 2014 and December 31, 2013.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Wheat futures contracts	$1,818,912	$-	$1,818,912	$-	$-	$1,818,912

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Financial	Cash Collateral
Description	Liabilities	Liabilities	Liabilities	Instruments	Pledged	Net Amount
Commodity price
Wheat futures contracts	$698,675	$-	$698,675	$-	$698,675	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2014

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$355,538	$(2,606,925)

Three months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(370,837)	$(78,012)

Six months ended June 30, 2014

	Realized Gain on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$585,988	$(1,120,237)

Six months ended June 30, 2013

	Realized Loss on	Net Change in Unrealized Loss
Primary Underlying Risk	Derivative Instruments	on Derivative Instruments
Commodity price
Commodity futures contracts	$(756,375)	$(516,987)

Volume of Derivative Activities

The notional amounts and number of contracts categorized by primary underlying risk, commodity price risk, are included in the schedule of investments as of June 30, 2014 and December 31, 2013.

Note 5 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the six months ended June 30, 2014 and 2013. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2014	June 30, 2013
Net asset value at beginning of period	$14.84	$21.25
Income from investment operations:
Investment income	-	-
Net realized and unrealized loss on commodity futures contracts	(0.73)	(3.66)
Total expenses, net	(0.34)	(0.43)
Net decrease in net asset value, net of expenses waived by the Sponsor	(1.07)	(4.09)
Net asset value at end of period	$13.77	$17.16
Total Return	(7.21)%	(19.25)%
Ratios to Average Net Assets
Total expenses	3.70%	5.35%
Total expenses, net	4.50%	4.60%
Net investment loss	(4.46)%	(4.55)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund. The ratios have been annualized.

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

Note 7 – Subsequent Events

Subsequent events have been reviewed through the date of this filing. The following subsequent events transpired for the Fund:

On June 30, 2014, KPMG LLP (“KPMG”) acquired certain assets of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), the independent registered public accounting firm for the Teucrium Commodity Trust (the “Trust”), the Teucrium Corn Fund, the Teucrium Natural Gas Fund, the Teucrium WTI Crude Oil Fund, the Teucrium Soybean Fund, the Teucrium Sugar Fund, the Teucrium Wheat Fund, and the Teucrium Agricultural Fund (collectively, the “Funds”). As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Trust and the Funds. Concurrent with such resignation, the authorized officers of Teucrium Trading, LLC, the Sponsor of the Trust and the Funds (the “Sponsor”), approved the engagement of KPMG as the new independent registered public accounting firm for the Trust and the Funds subject to KPMG completing its standard client evaluation procedures and accepting the engagement. On July 7, 2014, the Trust filed a Form 8-K, dated June 30, 2014, with information regarding the KPMG acquisition and the impact to the Trust and the Funds. Effective July 29, 2014 KPMG completed its client evaluation procedures and accepted the engagement; a Form 8-K was filed on August 1, 2014 stating such.

From July 1, 2014 through August 1, 2014, the following changes of 10% or greater occurred in Shares Outstanding, NAV per share and Total Net Assets for the Fund: the Shares Outstanding for the Fund increased from 1,175,004 to 1,700,004; this represents a 44.68% increase. This increase in shares, in conjunction with a 7.70% decrease in the NAV per share, resulted in an increase in Total Net Assets of $5,439,855 or 33.63%.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Equity in BNY Mellon trading accounts:
Investments in securities, at fair value (cost $2,497,774 and $2,585,338 as of June 30, 2014 and December 31, 2013, respectively)	$1,892,144	$1,884,997
Cash and cash equivalents	5,905	2,880
Other assets	4,229	8,565
Total assets	1,902,278	1,896,442

Liabilities
Other liabilities	492	-
Total liabilities	492	-

Net assets	$1,901,786	$1,896,442

Shares outstanding	50,002	50,002

Net asset value per share	$38.03	$37.93

Market value per share	$37.00	$34.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

June 30, 2014

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$468,460	24.63%	15,883
Teucrium Soybean Fund	465,692	24.49	19,281
Teucrium Wheat Fund	477,487	25.11	34,687
Teucrium Sugar Fund	480,505	25.27	31,974
Total exchange-traded funds (cost $2,497,774)	$1,892,144	99.50%

Cash equivalents
Money market funds
Dreyfus Cash Management	$5,905	0.31%

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$ (31,273)	$ (19,584)	$ (84,434)	$ (28,629)
Net change in unrealized appreciation or depreciation on securities	(152,049)	(87,182)	94,711	(274,249)
Interest loss	(3)	(1)	(5)	(3)
Total (loss) income	(183,325)	(106,767)	10,272	(302,881)

Expenses
Professional fees	5,138	5,792	7,292	8,446
Distribution and marketing fees	8,110	7,921	12,840	22,851
Custodian fees and expenses	366	(89)	949	44
Business permits and licenses fees	-	9,350	19,000	9,416
General and administrative expenses	7,478	2,080	7,941	3,042
Brokerage commissions	-	30	-	62
Other expenses	292	480	509	777
Total expenses	21,384	25,564	48,531	44,638

Expenses waived by the Sponsor	(18,834)	(22,796)	(43,603)	(38,959)
Reimbursement of expenses previously waived	-	-	-	-

Total expenses, net	2,550	2,768	4,928	5,679

Net (loss) income	$ (185,875)	$ (109,535)	$ 5,344	$ (308,560)

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Operations
Net income (loss)	$5,344	$(308,560)
Net change in net assets	5,344	(308,560)

Net assets, beginning of period	$1,896,442	$2,436,721

Net assets, end of period	$1,901,786	$2,128,161

Net asset value per share at beginning of period	$37.93	$48.73

At end of period	$38.03	$42.56

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$5,344	$(308,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized appreciation or depreciation on securities	(94,711)	274,249
Changes in operating assets and liabilities:
Net purchase of investments in securities, at fair value	87,564	32,144
Other assets	4,336	3,326
Other liabilities	492	(336)
Net cash provided by operating activities	3,025	823

Net change in cash and cash equivalents	3,025	823
Cash and cash equivalents, beginning of period	2,880	6,419
Cash and cash equivalents, end of period	$5,905	$7,242

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 1 – Organization and Business

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Correction of an immaterial error in previously issued financial statements

Effective with the period ended June 30, 2014, total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2012 and 2013, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Fund is subject to income tax examinations by major taxing authorities for all tax years since inception. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets.  This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the periods ended June 30, 2014 and 2013.

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

The Fund will receive the proceeds from shares sold or will pay for redeemed shares within six business days after the trade date of the purchase or redemption, respectively. The amounts due from Authorized Purchasers will be reflected in the Fund’s statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption will be reflected in the Fund’s statements of assets and liabilities as payable for shares redeemed.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of six months or less at inception.  The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $5,905 and $2,880 in money market funds at June 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

For the year ended December 31, 2013, there were approximately $6,300 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by TAGS in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

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

The FASB issued ASU No. 2013-08, “Financial Services-Investment Companies (Topic 946)-Amendments to the Scope, Measurement, and Disclosure Requirements”. ASU No. 2013-08 affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption did not have a material impact on the financial statements for the Trust or the Funds.

Fair Value - Definition and Hierarchy

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Fund uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into six levels based on the inputs as follows:

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

Note 3 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

June 30, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2014
Exchange-traded funds	$1,892,144	$-	$-	$1,892,144
Cash equivalents	5,905	-	-	5,905
Total	$1,898,049	$-	$-	$1,898,049

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Exchange-traded funds	$1,884,997	$-	$-	$1,884,997
Cash equivalents	2,880	-	-	2,880
Total	$1,887,877	$-	$-	$1,887,877

Note 4 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2014 and 2013. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2014	June 30, 2013
Net asset value at beginning of period	$37.93	$48.73
Income from investment operations:
Investment income	-	-
Net realized and unrealized gain (loss) on commodity futures contracts	0.20	(6.06)
Total expenses, net	(0.10)	(0.11)
Net increase (decrease) in net asset value, net of expenses waived by the Sponsor	0.10	(6.17)
Net asset value at end of period	$38.03	$42.56
Total Return	0.26%	(12.66)%
Ratios to Average Net Assets
Total expenses	4.93%	3.94%
Total expenses, net	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund.  The ratios have been annualized.

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

Note 6 – Subsequent Events

Subsequent events have been reviewed through the date of this filing. The following subsequent events transpired for the Fund:

On June 30, 2014, KPMG LLP (“KPMG”) acquired certain assets of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), the independent registered public accounting firm for the Teucrium Commodity Trust (the “Trust”), the Teucrium Corn Fund, the Teucrium Natural Gas Fund, the Teucrium WTI Crude Oil Fund, the Teucrium Soybean Fund, the Teucrium Sugar Fund, the Teucrium Wheat Fund, and the Teucrium Agricultural Fund (collectively, the “Funds”). As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Trust and the Funds. Concurrent with such resignation, the authorized officers of Teucrium Trading, LLC, the Sponsor of the Trust and the Funds (the “Sponsor”), approved the engagement of KPMG as the new independent registered public accounting firm for the Trust and the Funds subject to KPMG completing its standard client evaluation procedures and accepting the engagement. On July 7, 2014, the Trust filed a Form 8-K, dated June 30, 2014, with information regarding the KPMG acquisition and the impact to the Trust and the Funds. Effective July 29, 2014 KPMG completed its client evaluation procedures and accepted the engagement; a Form 8-K was filed on August 1, 2014 stating such.

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

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT.  On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2014, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,281 contracts, SEP14)	$26,820,938	35%
CBOT Corn Futures (1,089 contracts, DEC14)	23,154,863	30
CBOT Corn Futures (1,232 contracts, DEC15)	27,504,400	35

Total at June 30, 2014	$77,480,201	100%

NAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX Natural Gas Futures (8 contracts, OCT14)	$354,720	27%
NYMEX Natural Gas Futures (7 contracts, NOV14)	312,480	24
NYMEX Natural Gas Futures (7 contracts, MAR15)	312,480	24
NYMEX Natural Gas Futures (8 contracts, APR15)	325,680	25

Total at June 30, 2014	$1,305,360	100%

CRUD Benchmark Component Futures Contracts	Notional Value	Weight (%)
WTI Crude Oil Futures (8 contracts, DEC14)	$817,440	36%
WTI Crude Oil Futures (7 contracts, JUN15)	684,180	30
WTI Crude Oil Futures (8 contracts, DEC15)	756,960	34

Total at June 30, 2014	$2,258,580	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (33 contracts, NOV14)	$1,909,463	35%
CBOT Soybean Futures (28 contracts, JAN15)	1,629,600	30
CBOT Soybean Futures (33 contracts, NOV15)	1,893,375	35

Total at June 30, 2014	$5,432,438	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (48 contracts, MAR15)	$1,033,267	35%
ICE Sugar Futures (42 contracts, MAY15)	905,520	30
ICE Sugar Futures (48 contracts, MAR16)	1,063,910	35

Total at June 30, 2014	$3,002,697	100%
WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (196 contracts, SEP14)	$5,659,500	35%
CBOT Wheat Futures (162 contracts, DEC14)	4,845,825	30
CBOT Wheat Futures (171 contracts, DEC15)	5,675,063	35

Total at June 30, 2014	$16,180,388	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund	$468,460	25%
Shares of Teucrium Soybean Fund	465,692	25
Shares of Teucrium Wheat Fund	477,487	25
Shares of Teucrium Sugar Fund	480,505	25

Total at June 30, 2014	$1,892,144	100%

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

An “exchange for related position” (“EFRP”) can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs.  The Fund will become subject to the credit risk of the market specialist/market maker until the EFRP is settled or terminated. The Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

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

Performance Summary

This report covers the period from January 1, 2014 to June 30, 2014, for each Fund. Effective with the period ended June 30, 2014, total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2012 and 2013, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation. The per share operation performance presented below has been derived from information presented in the financial statements and is presented with expenses gross of expenses waived by the Sponsor and reimbursement of expenses previously waived, “Total expenses”, and with expenses net of expenses waived by the Sponsor and reimbursement of expenses previously waived, “Total expenses, net”.

CORN Per Share Operation Performance
Net asset value at beginning of period	$30.64
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(0.50)
Total expenses, net	(0.66)
Net decrease in net asset value, net of expenses waived by the Sponsor	(1.15)
Net asset value end of period	$29.49
Total Return	(3.75)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.40%
Total expenses, net	4.07%
Net investment loss	(4.03)%

NAGS Per Share Operation Performance
Net asset value at beginning of period	$11.82
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	1.54
Total expenses, net	(0.10)
Net increase in net asset value, net of expenses waived by the Sponsor	1.44
Net asset value at end of period	$13.26
Total Return	12.18%
Ratios to Average Net Assets (Annualized)
Total expenses	7.70%
Total expenses, net	1.48%
Net investment loss	(1.45)%
CRUD Per Share Operation Performance
Net asset value at beginning of period	$40.98
Income from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	4.14
Total expenses, net	(0.38)
Net increase in net asset value, net of expenses waived by the Sponsor	3.77
Net asset value at end of period	$44.75
Total Return	9.20%
Ratios to Average Net Assets (Annualized)
Total expenses	7.70%
Total expenses, net	1.84%
Net investment loss	(1.81)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$22.95
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	1.88
Total expenses, net	(0.68)
Net increase in net asset value, net of expenses waived by the Sponsor	1.20
Net asset value at end of period	$24.15
Total Return	5.23%
Ratios to Average Net Assets (Annualized)
Total expenses	4.42%
Total expense, net	5.58%
Net investment loss	(5.54)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$14.10
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	1.07
Total expenses, net	(0.14)
Net increase in net asset value, net of expenses waived by the Sponsor	0.93
Net asset value at end of period	$15.03
Total Return	6.60%
Ratios to Average Net Assets (Annualized)
Total expenses	6.89%
Total expense, net	1.97%
Net investment loss	(1.94)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$14.84
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(0.73)
Total expenses, net	(0.34)
Net decrease in net asset value, net of expenses waived by the Sponsor	(1.07)
Net asset value at end of period	$13.77
Total Return	(7.21)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.70%
Total expense, net	4.50%
Net investment loss	(4.46)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$37.93
Income from investment operations:
Investment income	-
Net realized and unrealized gain on investment transactions	0.20
Total expenses, net	(0.10)
Net increase in net asset value, net of expenses waived by the Sponsor	0.10
Net asset value at end of period	$38.03
Total Return	0.26%
Ratios to Average Net Assets (Annualized)
Total expenses	4.93%
Total expense, net	0.50%
Net investment loss	(0.50)%

The performance of each Fund for the period January 1, 2014 to June 30, 2014 and the exchange-traded Shares are detailed below in “Results of Operations.”  Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust. All Funds operated for the entirety of the periods included below.

The discussion below addresses the material changes in the results of operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. Effective with the period ended June 30, 2014, total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2012 and 2013, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

For the year ended December 31, 2013, there were approximately $590,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Funds in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2014, asset growth and other changes experienced by certain Funds enabled the Sponsor to claim reimbursement, respectively, of $159,527 and $371,194 from those Funds, specifically, $138,455 and $301,315 from CORN, $4,822 and $24,912 from SOYB and $16,250 and $44,967 from WEAT. These amounts are reflected in the combined statements of operations for the three and six months ended June 30, 2014 as a reimbursement of a previously waived expense for the Funds from which there was recovery in 2014. There was no recovery of amounts from the other Funds. The remaining balance subject to possible reimbursement in 2014 is $9,300.

For the year ended December 31, 2012, there were approximately $560,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Funds in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, asset growth and other changes experienced by certain Funds enabled the Sponsor to claim reimbursement, respectively of $181,874 and $189,854 from those Funds, specifically $150,827 and $157,836 from CORN, $16,020 and $16,647 from SOYB and $15,027 and $15,371 from WEAT. These amounts are reflected in the combined statements of operations for the three and six months ended June 30, 2013 as a reimbursement of previously waived expenses for the Funds from which there was recovery in 2013. There was no recovery of amounts from the other Funds.

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

For the period ended June 30, 2014, the Fund had total loss of $(13,313,169) for the quarter ended and $(934,209) for the six months ended, compared to total losses of $(1,815,942) for the quarter ended and $(4,278,825) for the six months ended June 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund decreased from $38.70 on June 30, 2013, $30.64 on December 31, 2013, and $34.57 on March 31, 2014 to $29.49 on June 30, 2014. The NAV per share in the three months ended June 30, 2013 had decreased $2.30, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The changes in the NAV per share when compared to the periods ending June 30, 2013, December 31, 2013, and March 31, 2014 have been driven principally by updates to the USDA’s outlook for global corn prices, supply and demand. In general, the USDA’s estimates of corn production in the United States for the crop years 2013-14 and 2014-15 are significantly improved over 2012-2013 production which was impacted by the drought in the Midwest. A summary of the USDA’s most recent monthly report, which was released on July 11, 2014 is presented in the Market Outlook section of this filing.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended June 30, 2014, were $821,336 compared to $630,792 for the quarter ended June 30, 2013 and were $1,542,138 compared to $1,404,272 for the six months ended June 30, 2013. This increase of $137,866 for the quarter, year over year, was driven principally by increases in the management fee and professional fees with other expense categories remaining generally flat or having slight decreases. The approximately $161,000 increase in the management fee was a result of higher average assets under management in the 2014 period than in 2013. The $51,400 or 68% increase in professional fees is a result of an increase in the daily expense accruals to account for increases in fees for auditing, tax preparation and legal services. The decrease in distribution and marketing fees is the result of expense reduction efforts undertaken by the Sponsor. The increase of $137,866 for the six months, year over year, was driven principally by increases in the management fee and general and administrative expenses with other expense categories remaining generally flat or having decreases. The approximately $258,000 increase in the management fee was a result of higher average assets under management in the 2014 period than in 2013. The $76,000 or 26% decrease in professional fees is a result of expenses, excluding those which are a reimbursement of those previously waived, being lower than the previous year. The decrease in distribution and marketing fees is the result of expense reduction efforts undertaken by the Sponsor. The increase in general and administrative expenses is the result of increased insurance payments on behalf of the Fund. The decrease in brokerage commissions in the current period reflects the Sponsor’s most current estimate, taking into account contract rolls. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three and six month periods ended June 30, 2014 there were no expenses which generally would have been paid by the Fund but were waived by the Sponsor; thus, all fees were paid by the Fund. For the three and six month periods ended June 30, 2013, there were $106,562 and $213,124 of expenses waived by the Sponsor, the recovery of which is discussed below.

The total expense ratio gross of expenses waived by the Sponsor for the six month period ended June 30, 2014 was 3.40% while it was 7.22% for the period ended June 30, 2013. The total expense ratio net of expenses waived by the Sponsor for the six month period ended June 30, 2014 was 4.07% while it was 6.93% for the period ended June 30, 2013. This lower expense ratio was driven by a significant increase in average net assets, offset partially by an increase in total expenses. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

For the year ended December 31, 2013, there were approximately $425,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2014, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $138,455 and $301,315 respectively from the Fund. These amounts are reflected in the statements of operations for the three and six months ended June 30, 2014 as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were approximately $426,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $150,827 and $157,836 respectively from the Fund. These amounts are reflected in the statements of operations for the three and six months ended June 30, 2013 as a reimbursement of previously waived expenses.

Shares outstanding increased by approximately 162% period over period from 1,000,004 on June 30, 2013 to 2,625,004 on June 30, 2014, but decreased by 30% from 3,725,004 on March 31, 2014. The average shares outstanding for the six month period ending June 30, 2014 increased by approximately 200% over the same period last year. Shares outstanding increased by 1,075,000 or 69% from December 31, 2013 to June 30, 2014.

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

For the period ended June 30, 2014, the Fund had total income of $30,562 for the quarter ended and a total income of $266,089 for the six months ended, compared to total losses of $(416,068) for the quarter ended and $(33,770) for the six months ended June 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund was $13.26 on June 30, 2014 and increased from $11.17 on June 30, 2013 and $11.82 on December 31, 2013, but decreased slightly from $13.34 on March 31, 2014. The NAV per share in the three months ended June 30, 2013 had decreased $1.43, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

In general, the price of Natural Gas Futures had been generally falling since early 2011, reaching a multi-year low before stabilizing in the spring of 2012. After peaking for the season in the spring 2013, the price of Natural Gas Futures fell as the cold weather season ended and inventories increased bottoming in the late summer of 2013. Since then, the winter proved to be colder and longer in the eastern U.S. than average and spot month prices moved to a five-year high in early 2014. The price has decreased since then as supplies have been building with the end of the heating season. Price changes in the upcoming months will be driven by U.S. weather conditions, as well as demand and supply.

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the quarter and six months ended June 30, 2014 were $6,026 and $13,212 respectively; total expenses for the same periods in 2013 were $13,739 and $28,669. The total expense ratio net of expenses waived by the Sponsor for both these six month periods was approximately 1.50% as outlined in the July 29, 2011 8-K.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarter and six months ended June 30, 2014, the Sponsor waived fees of $21,355 and $55,197; for the same periods in 2013, these amounts were $21,057 and $44,263.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the quarter and six months ended June 30, 2014 were $27,381 and $68,409 respectively; total expenses for the same periods in 2013 were $34,796 and $72,932. The total expense ratio gross of expenses waived by the Sponsor for these six month periods was 7.70% in 2014 and 3.73% in 2013. Of the total gross expenses in the quarter and six month ending June 30, 2013, $9,358 and $19,540 respectively were attributable to payment of the management fee to the Sponsor; the management fee for the quarter and six months ended June 30, 2014 was $4,300 and $8,434. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

For the year ended December 31, 2013, there were approximately $15,400 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by NAGS in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

Shares outstanding on June 30, 2014 were 200,004, down 67% from the June 30, 2013 balance of 300,004, and down 50,000 from the balance on December 31, 2013 and March 31, 2014. On May 2, 2014, there was a redemption order for 50,000; this means that as of May 2, 2014, the Fund had the minimum number of shares outstanding and that there can be no further redemption orders until there is a creation order.

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

For the period ended June 30, 2014, the Fund had total income of $152,559 for the quarter ended and $207,403 for the six months ended, compared to total losses of $(62,392) for the quarter ended and $(18,838) for the six months ended June 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund, which was $44.75 on June 30, 2014, increased from $39.20 on June 30, 2013, $40.98 on December 31, 2013, and $41.88 on March 31, 2014. The NAV per share in the three months ended June 30, 2013 had decreased $1.40, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

In general, the price of WTI Crude Oil has increased over the last half of 2013 and then remained range-bound between $92 and $107 per barrel. Increases in 2014 have been driven principally by global geo-political events, while increased U.S. production and inventories have provided a cap.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) were $33,450 and $79,831 for the three and six months ended June 30, 2014, respectively; total expenses for the same periods in 2013 were $25,075 and $56,194. The total expense ratio gross of expenses waived by the Sponsor for these six month periods was 7.70% in 2014 and 5.71% in 2013. Of the total expenses in the quarter and six month ending June 30, 2013, $5,000 and $10,000 respectively were attributable to payment of the management fee to the Sponsor; the management fee for the quarter and six months ended June 30, 2014 was $5,300 and $10,400. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. In the quarter and six months ended June 30, 2013, there were reclassifications between expense categories which did not impact total expenses, but realigned expenses by category. These reclassifications increased professional fees by approximately $2,000 for the quarter and $6,000 for the six months, while reducing management fees and distribution and marketing fees.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarter and six months ended June 30, 2014, the Sponsor waived fees of $24,389 and $60,748; for the same periods in 2013, these amounts were $17,736 and $41,428.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the quarter and six months ended June 30, 2014 were $9,061 and $19,083 respectively; total expenses for the same periods in 2013 were $7,339 and $14,766. The total expense ratio net of expenses waived by the Sponsor for these six month periods was 1.84% in 2014 and 1.50% in 2013.

Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initiated a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the net expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

For the year ended December 31, 2013, there were approximately $6,600 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CRUD in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

Shares outstanding remained constant at 50,002 for the periods ended June 30, 2013 through June 30, 2014; this represents a minimum level of shares outstanding for the Fund.

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

For the period ended June 30, 2014, the Fund had a total loss of $(93,839) for the quarter ended and a total income of $258,001 for the six months ended, compared to total income of $56,902 for the quarter ended and a total loss of $(19,701) for the six months ended June 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund increased from $23.72 on June 30, 2013 and $22.95 on December 31, 2013 to $24.15 on June 30, 2014, but decreased from $24.67 on March 31, 2014. The NAV per share in the three months ended June 30, 2013 had increased $0.07, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The change in the NAV per share when compared to the period ending June 30, 2013 has been driven principally by updates to the USDA’s outlook for soybean prices, supply and demand. In general, the USDA’s estimate of soybean production in the United States for the crop year 2013-14 is improved over 2012-2013 production which was impacted by the drought in the Midwest. A summary of the USDA’s most recent monthly report, which was released on July 11, 2014, is presented in the Market Outlook section of this filing.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) were $46,310 compared to $81,092 for the quarters ended June 30, 2014 and June 30, 2013 and $95,032 compared to $187,710 for the six months ended June 30. This decrease of $34,782 for the quarter, year over year, was driven principally by decreases in the management fee and distribution and marketing fees, with other expense categories remaining generally flat. The approximately $4,000 decrease in the management fee was a result of lower average assets under management in the 2014 period than in 2013. The $22,000 or 63% decrease in marketing and distribution fees is a result of expense reduction efforts undertaken by the Sponsor and lower average net assets relative to the other Funds than in 2013. The decrease of $4,500 in professional fees is a result of a decrease in the daily expense accruals to account for decreases in fees for auditing, tax preparation and legal services apportioned to the Fund.

The decrease of $92,700 in total expenses, year over year, was driven principally by decreases in the management fee, $11,400, professional fees, $12,000 and distribution and marketing fees, $63,000. The decrease in the management fee was a result of lower average assets under management in the 2014 period than in 2013. The decrease in professional fees is a result of a decrease in the daily expense accruals to account for decreases in fees for auditing, tax preparation and legal services apportioned to the Fund. The decrease in distribution and marketing fees is the result of expense reduction efforts undertaken by the Sponsor and lower assets under management relative to the other Funds. The decrease in brokerage commissions in the current period reflects the Sponsor’s most current estimate, taking into account contract rolls. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three and six month periods ended June 30, 2014, there were no expenses which generally would have been paid by the Fund but were waived by the Sponsor; thus, all fees were paid by the Fund. For the three and six month periods ended June 30, 2013, the Sponsor paid approximately $20,800 and $35,900, respectively, in expenses on behalf of the Fund.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the period ended June 30, 2014, were $51,132 compared to $76,305 for the quarter ended June 30, 2013 and $119,944 compared to $168,428 for the six months ended June 30.

The total expense ratio gross of expenses waived by the Sponsor for the six month period ended June 30, 2014 was 4.42% while it was 5.73% for the period ended June 30, 2013. The total expense ratio net of expenses waived by the Sponsor for the six month period ended June 30, 2014 was 5.58% while it was 5.14% for the period ended June 30, 2013. This slightly higher expense ratio net of expenses paid by the Sponsor was driven by a decrease in average net assets, offset partially by a decrease in total expenses. The expense ratio in the second quarter of 2014 was, however, reduced from that in the first. In addition, effective June 1, 2014, the Sponsor has targeted the annualized expense ratio of 2.80%, excluding the management fee, which should reduce further the annual expense ratio from the six-month levels.

Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the net expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

For the year ended December 31, 2013, there were approximately $60,500 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by SOYB in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2014, asset growth and other changes experienced by SOYB enabled the Sponsor to claim reimbursement of $4,822 and $24,912 respectively from the Fund. These amounts are reflected in the statements of operations for the three and six months ended June 30, 2014 as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were approximately $65,300 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by SOYB in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, asset growth and other changes experienced by SOYB enabled the Sponsor to claim reimbursement of $16,020 and $16,647 respectively from the Fund. These amounts are reflected in the statements of operations for the three and six months ended June 30, 2013 as a reimbursement of previously waived expenses.

Shares outstanding decreased by approximately 18% period over period from 275,004 on June 30, 2013 to 225,004 on June 30, 2014. Shares outstanding increased by 29% on June 30, 2014 compared to December 31, 2013 and March 31, 2014.

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

For the period ended June 30, 2014, the Fund had a total loss of $(28,717) for the quarter ended and total income of $192,505 for the six months ended, compared to total losses of $(173,905) for the quarter ended and $(382,547) for the six months ended June 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund increased from $14.92 on June 30, 2013 and $14.10 on December 31, 2013 to $15.03 on June 30, 2014, but decreased from $15.24 on March 31, 2014. The NAV per share in the three months ended June 30, 2013 had decreased $1.20, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

This change in the NAV year over year has been driven principally by estimates for the Brazilian sugar cane crop for the current year and the weather forecasts for El Nino; the change in the price of sugar futures contracts, however, has generally stabilized. Brazil continues to be the largest producer of sugar cane.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the quarter and six months ended June 30, 2014 were $44,430 and $93,142 respectively; total expenses for the same periods in 2013 were $37,473 and $73,283. The total expense ratio gross of expenses waived by the Sponsor for these six month periods was 6.89% in 2014 and 6.24% in 2013. Of the total expenses in the quarter and six month ending June 30, 2013, $5,900 and $11,600 respectively were attributable to payment of the management fee to the Sponsor; the management fee for the quarter and six months ended June 30, 2014 was $7,200 and $13,500. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. In the quarter and six months ended June 30, 2013, there were reclassifications between expense categories which did not impact total expenses, but realigned expenses by category. These reclassifications increased professional fees by approximately $2,000 for the quarter and $4,000 for the six months, while reducing management fees and distribution and marketing fees.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarter and six months ended June 30, 2014, the Sponsor waived fees of $30,939 and $66,493; for the same periods in 2013, these amounts were $28,116 and $55,197.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the quarter and six months ended June 30, 2014 were $13,491 and $26,649 respectively; total expenses for the same periods in 2013 were $9,357 and $18,086. The total expense ratio net of expenses waived by the Sponsor for these six month periods was 1.97% in 2014 and 1.54% in 2013.

Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. As the Sponsor has initiated a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the net expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

For the year ended December 31, 2013, there were approximately $12,200 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CANE in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

Shares outstanding increased by approximately 33% period over period from 175,004 on June 30, 2013 to 200,004 on June 30, 2014; shares outstanding increased by 25,000 shares or 14% comparing June 30, 2014 to December 31, 2013.

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

For the period ended June 30, 2014, the Fund had total losses of $(2,250,565) for the quarter ended and $(532,296) for the six months ended, compared to total losses of $(448,080) for the quarter ended and $(1,271,822) for the six months ended June 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund decreased from $17.16 on June 30, 2013, $14.84 on December 31, 2013, and $16.58 on March 31, 2014 to $13.77 on June 30, 2014. The NAV per share in the three months ended June 30, 2013 had decreased $1.25, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The changes in the NAV per share when compared to the periods ending June 30, 2013 and December 31, 2013 have been driven principally by updates to the USDA’s outlook for global wheat prices, supply and demand. In general, the USDA’s estimate of wheat production worldwide for the crop year 2013-14 is significantly improved over 2012-2013 production which was impacted by the unfavorable weather conditions. A summary of the USDA’s most recent monthly report, which was released on July 11, 2014, is presented in the Market Outlook section of this filing.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended June 30, 2014, were $113,860 compared to $82,975 for the quarter ended June 30, 2013 and $208,137 compared to $158,852 for the six months ended June 30, 2013. This increase of $30,900 for the quarter, year over year, was driven principally by increases in the management fee, professional fees, and brokerage fees, with other expense categories remaining generally flat or having slight decreases. Much of the increase is driven by an increase in net assets relative to the other Funds. The approximately $15,400 increase in the management fee was a result of higher average assets under management in the 2014 period than in 2013. The $6,000 or 32% increase in professional fees is a result of an increase in the daily expense accruals to account for increases in fees for auditing, tax preparation and legal services. The slight increase in distribution and marketing fees is the result of expense reduction efforts undertaken by the Sponsor more than offset by an increase in relative net assets. The increase in brokerage commissions in the current period reflects the Sponsor’s most current estimate, taking into account contract rolls.

The increase in total expenses was $76,000 for the six months, year over year, was driven principally by increases in the management fee, brokerage fees and distribution and marketing fees with other expense categories remaining generally flat or having slight decreases. The approximately $26,300 increase in the management fee was a result of higher average assets under management in the 2014 period than in 2013. The increase in distribution and marketing fees is the result of an increase in net assets relative to the other Funds. The increase in general and administrative expenses is the result of increased insurance payments on behalf of the Fund. The increase in brokerage commissions in the current period reflects the Sponsor’s most current estimate, taking into account contract rolls. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three and six month periods ended June 30, 2014, there were no expenses which generally would have been paid by the Fund but were waived by the Sponsor; thus, all fees were paid by the Fund. For the three and six month periods ended June 30, 2013, the Sponsor paid approximately $21,600 and $37,600, respectively, in expenses on behalf of the Fund.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the period ended June 30, 2014, were $130,110 compared to $76,384 for the quarter ended June 30, 2013 and $253,104 compared to $136,673 for the six months ended June 30, 2013.

The total expense ratio gross of expenses waived by the Sponsor for the six month period ended June 30, 2014 was 3.70% while it was 5.35% for the period ended June 30, 2013. The total expense ratio net of expenses waived by the Sponsor for the six month period ended June 30, 2014 was 4.50% while it was 4.60% for the period ended June 30, 2013. This slightly lower expense ratio net of expenses waived by the Sponsor was driven by a significant increase in average net assets, offset partially by an increase in total expenses. In addition, effective June 1, 2014, the Sponsor has targeted the annualized expense ratio of 2.80%, excluding the management fee, which should reduce further the annual expense ratio from the six-month levels Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the net expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

For the year ended December 31, 2013, there were approximately $63,700 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by WEAT in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2014, asset growth and other changes experienced by WEAT enabled the Sponsor to claim reimbursement of $16,250 and $44,967 respectively from the Fund. These amounts are reflected in the statements of operations for the three and six months ended June 30, 2014 as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were approximately $55,400 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by WEAT in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, asset growth and other changes experienced by WEAT enabled the Sponsor to claim reimbursement of $15,027 and $15,371 respectively from the Fund. These amounts are reflected in the statements of operations for the three and six months ended June 30, 2013 as a reimbursement of previously waived expenses.

Shares outstanding increased by 775,000 or 167% period over period from 400,004 on June 30, 2013 to 1,175,004 on June 30, 2014. This increase was due primarily to a renewed focus on wheat production conditions in the United States in the winter of 2013-14, and the geo-political situation in the Ukraine. Shares outstanding increased by 700,000 from December 31, 2013 to June 30, 2014.

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

For the period ended June 30, 2014, the Fund had total a loss of $(183,325) for the quarter ended and total income of $10,272 for the six months ended, compared to total losses of $(106,767) for the quarter ended and $(302,881) for the six months ended June 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund decreased from $42.56 on June 30, 2013 and $41.75 on March 31, 2014 to $38.03 on June 30, 2014, but increased slightly from $37.93 on December 31, 2013. The NAV per share in the three months ended June 30, 2013 had decreased $2.19, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

This change in the NAVs of the Underlying Funds has been driven principally by updates to the USDA’s outlook for corn, soybean and wheat prices, supply and demand. Summaries of the USDA’s most recent monthly report for corn, soybeans and wheat, which was released on July 11, 2014, are presented in the Market Outlook section of this filing.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the quarter and six months ended June 30, 2014 were $21,384 and $48,531 respectively; total expenses for the same periods in 2013 were $25,564 and $44,638. The total expense ratio gross of expenses waived by the Sponsor for these six month periods was 4.93% in 2014 and 3.94% in 2013. In the quarter and six months ended June 30, 2013, there were reclassifications between expense categories which did not impact total expenses, but realigned expenses by category. These reclassifications increased professional fees by approximately $900 and marketing and distribution fees by approximately $150 for the quarter, while decreasing professional fees by approximately $1,000 and increasing marketing and distribution by approximately $3,000 for the six months.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the quarter and six months ended June 30, 2014, the Sponsor waived fees of $18,834 and $43,603; for the same periods in 2013, these amounts were $22,796 and $38,959.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the quarter and six months ended June 30, 2014 were $2,550 and $4,928 respectively; total expenses for the same periods in 2013 were $2,768 and $5,679. The total expense ratio net of expenses waived by the Sponsor for these six month periods was 0.50% in 2014 and 2013.

Other than the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the net expense ratio to be reduced. As the Sponsor has initiated a percentage based daily expense accrual for the Fund, even if total net assets for the Fund fall, the total expense ratio of the Fund will not increase. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

For the year ended December 31, 2013, there were approximately $6,300 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by TAGS in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and six months ended June 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

Shares outstanding remained constant at 50,002 for the periods ended June 30, 2014, December 31, 2013 and June 30, 2013; this represents a minimum level of shares outstanding for the Fund.

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

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2013-14, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 37% of all the corn globally; about 84% of the U.S. produced corn will be sold domestically, while approximately 11% will be exported.  For 2013-2014, consumption of 949.2 Million Metric Tons (MMT) is expected to be surpassed by global production of 984.5 MMT.  For 2014-2015, consumption of 966.3 MMT is estimated to be surpassed by production of 981.0 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia.

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

On July 11, 2014, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Years 2013-14 and 2014-15. For 2013-14, the USDA estimated that the yield for U.S. production would be 158.8 bushels per acre with 95.4 million acres planted and 87.7 million acres harvested. For 2014-15, the USDA has initially projected the yield to be 165.3 bushels per acre for the U.S with 91.6 million acres planted and 83.8 harvested. The total domestic supply of corn for 2013-14 is estimated to be 14,781 million bushels with total usage, including exports, forecast at 13,535 million bushels. The supply for 2014-15 is projected to increase in the U.S. to 15,136, although production will be down slightly; usage for that crop year is projected to decline slightly to 13,335 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory will be 1,246 million bushels in 2013-14 and will increase significantly to 1,801 million bushels for 2014-15.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 33.6 days for 2013-14 and 49.3 days for 2014-15, up significantly from the 27.0 days for 2012-2013.

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

If the futures market is in a state of backwardation (i.e., when the price of natural gas in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing natural gas prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Since early 2008, the deepest contango structure has historically occurred during September or October. It is during these periods natural gas storage reaches its highest level as the market tries to build the optimal inventory for the upcoming winter heating season. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Funds; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Funds.

In general, the price of Natural Gas Futures had been generally falling since early 2011, reaching a multi-year low before stabilizing in the spring of 2012. After peaking for the season in the spring 2013, the price of Natural Gas Futures fell as the cold weather season ended and inventories increased bottoming in the late summer of 2013. Since then, the winter proved to be colder and longer in the eastern U.S. than average and spot month prices moved to a five-year high in early 2014. The price has decreased since then as supplies have been building with the end of the heating season. Price changes in the upcoming months will be driven by U.S. weather conditions, as well as demand and supply.

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

If the futures market is in a state of backwardation (i.e., when the price of crude oil in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing crude oil prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Historically, the crude oil futures markets have experienced periods of both contango and backwardation. During 2006 and the first half of 2007, the crude oil futures markets experienced contango. However, starting early in the third quarter 2007, the crude oil futures markets moved into backwardation and remained in backwardation until late in the second quarter 2008 when the crude oil futures markets moved into contango. The crude oil markets remained in contango until late third quarter 2008, when they moved into backwardation. The crude oil markets moved back into contango for the balance of 2008, reaching supercontango in December 2008. Crude oil since early 2009 has fluctuated between mild contango, spiking into deep contango for several weeks at a time during third and fourth quarters of 2009, second and third quarters 2010 and finally the last major contango during first quarter 2011. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Funds; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Funds.

In general, the price of WTI Crude Oil has increased over the last half of 2013 and then remained range-bound between $92 and $107 per barrel. Increases in 2014 have been driven principally by global geo-political events, while increased U.S. production and inventories have provided a cap.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China.  The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2013-2014, the United States will produce approximately 89.5 MMT of soybeans or approximately 31% of estimated world production, with Brazil production equaling that of the U.S. Argentina is projected to produce about 19%. For 2013-2014, consumption of 270.1 Million Metric Tons (MMT) is expected to be surpassed by global production of 283.9 MMT.  For 2014-2015, consumption of 283.3 MMT is estimated to be surpassed by production of 304.8 MMT.  If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

If the futures market is in a state of backwardation (i.e., when the price of soybeans in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing soybean prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing soybean prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Historically, the soybeans futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the soybean market and the soybean harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Funds; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Funds.

On July 11, 2014, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Years 2013-14 and 2014-15. For 2013-14, the USDA estimated that the yield for U.S. production would be 43.3 bushels per acre with 76.5 million acres planted and 75.9 million acres harvested. For 2014-15, the USDA has initially projected the yield to be 45.2 bushels per acre for the U.S with 84.8 million acres planted and 84.1 harvested. The total domestic supply of soybeans for 2013-14 is estimated to be 3,514 million bushels with total usage, including exports, forecast at 3,374 million bushels. The supply for 2014-15 is projected to increase in the U.S. to 3,955; usage for that crop year is projected to increase to 3,541 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory will be 140 million bushels in 2013-14 and will increase significantly to 415 million bushels for 2014-15.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 15.1 days for 2013-14 and 42.8 days for 2014-15.

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

If the futures market is in a state of backwardation (i.e., when the price of sugar in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing soybean prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing sugar prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Historically, the sugar futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the sugar market and the sugar harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Funds; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Funds.

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union and India.  The United States Department of Agriculture (“USDA”) estimates that for 2013-2014, that the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 8% of the global production, with almost half of that being exported. For 2013-2014, consumption of 705.5 Million Metric Tons (MMT) is expected to be surpassed by global production of 714.2 MMT.  For 2014-2015, consumption of 699.9 MMT is estimated to be surpassed by production of 705.2 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

If the futures market is in a state of backwardation (i.e., when the price of wheat in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing wheat prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing wheat prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Historically, the wheat futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the wheat market and the wheat harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Funds; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Funds.

On July 11, 2014, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Years 2013-14 and 2014-15. For 2013-14, the USDA estimated that the yield for U.S. production would be 47.2 bushels per acre with 56.2 million acres planted and 45.2 million acres harvested. For 2014-15, the USDA has initially projected the yield to fall to 43.1 bushels per acre for the U.S with 56.5 million acres planted and 46.2 harvested. The total domestic supply of wheat for 2013-14 is estimated to be 3,016 million bushels with total usage, including exports, forecast at 2,426 million bushels. The supply for 2014-15 is projected to decrease in the U.S. to 2,741; usage for that crop year is projected to fall to 2,081 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory will be 590 million bushels in 2013-14 and will increase to 660 million bushels for 2014-15.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 88.8 days for 2013-14 and 115.9 days for 2014-15.

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

2) for the NYMEX (CRUD and NAGS) http://www.cmegroup.com/trading_hours/energy-hours.html ;

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
144

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

An “exchange for related position” (“EFRP”) can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs.  The Fund will become subject to the credit risk of the market specialist/market maker until the EFRP is settled or terminated. The Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

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

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a swap execution facility (“SEF”) must be executed over such a facility. On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. Based upon applications filed by several SEFs with the CFTC, the CFTC has determined that certain interest rate swaps and credit default index swaps are available to trade on SEFs and beginning on February 15, 2014 certain interest rate swaps and credit default index swaps must be executed on a SEF. On November 14, 2013 the CFTC Division of Clearing and Risk, Division on Market Oversight, and Division of Swap Dealer and Intermediary Oversight published guidance with respect to the application of certain CFTC rules on SEFs. That guidance clarified that SEFs could not restrict access to participants who are permitted to trade swaps and that SEFs may not require participants to have brokerage agreements in place with other counterparties.

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

Off Balance Sheet Financing

As of June 30, 2014, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2014 through June 30, 2014 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

Description

The above frequency distribution charts present information about the difference between the daily market price for Shares of each Fund and the Fund's reported Net Asset Value per share. The amount that a Fund's market price is above the reported NAV is called the premium. The amount that a Fund's market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that a Fund's NAV is calculated (usually 4:00 p.m., New York time). The horizontal axis of the chart shows the premium or discount expressed in basis points. The vertical axis indicates the number of trading days in the period covered by the chart. Each bar in the chart shows the number of trading days in which a Fund traded within the premium/discount range indicated.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of June 30, 2014. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	June 30, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures SEP14	1,281	$4.1875	$26,820,938	$24,138,844	$22,797,797	$21,456,750	$29,503,031	$30,844,078	$32,185,125
CBOT Corn Futures DEC14	1,089	$4.2525	$23,154,863	$20,839,376	$19,681,633	$18,523,890	$25,470,349	$26,628,092	$27,785,835
CBOT Corn Futures DEC15	1,232	$4.4650	$27,504,400	$24,753,960	$23,378,740	$22,003,520	$30,254,840	$31,630,060	$33,005,280
Total CBOT Corn Futures			$77,480,201	$69,732,180	$65,858,170	$61,984,160	$85,228,220	$89,102,230	$92,976,240

Shares outstanding			2,625,004	2,625,004	2,625,004	2,625,004	2,625,004	2,625,004	2,625,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$29.52	$26.56	$25.09	$23.61	$32.47	$33.94	$35.42
Total Net Asset Value per Share as reported			$29.49
Change in the Net Asset Value per Share				$(2.95)	$(4.43)	$(5.90)	$2.95	$4.43	$5.90

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

NAGS:

	June 30, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
Henry Hub NYMEX Natural Gas Futures OCT14	8	$4.4340	$354,720	$319,248	$301,512	$283,776	$390,192	$407,928	$425,664
Henry Hub NYMEX Natural Gas Futures NOV14	7	$4.4640	$312,480	$281,232	$265,608	$249,984	$343,728	$359,352	$374,976
Henry Hub NYMEX Natural Gas Futures MAR15	7	$4.4640	$312,480	$281,232	$265,608	$249,984	$343,728	$359,352	$374,976
Henry Hub NYMEX Natural Gas Futures APR15	8	$4.0710	$325,680	$293,112	$276,828	$260,544	$358,248	$374,532	$390,816
Total Henry Hub NYMEX Natural Gas Futures			$1,305,360	$1,174,824	$1,109,556	$1,044,288	$1,435,896	$1,501,164	$1,566,432

Shares outstanding			100,004	100,004	100,004	100,004	100,004	100,004	100,004

Net Asset Value per Share attributable directly to NYMEX Natural Gas Futures			$13.05	$11.75	$11.10	$10.44	$14.36	$15.01	$15.66
Total Net Asset Value per Share as reported			$13.26
Change in the Net Asset Value per Share				$(1.31)	$(1.96)	$(2.61)	$1.31	$1.96	$2.61

Percent Change in the Net Asset Value per Share				-9.84%	-14.77%	-19.69%	9.84%	14.77%	19.69%

CRUD:

	June 30, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
WTI Crude Oil Futures DEC14	8	$102.1800	$817,440	$735,696	$694,824	$653,952	$899,184	$940,056	$980,928
WTI Crude Oil Futures JUN15	7	$97.7400	$684,180	$615,762	$581,553	$547,344	$752,598	$786,807	$821,016
WTI Crude Oil Futures DEC15	8	$94.6200	$756,960	$681,264	$643,416	$605,568	$832,656	$870,504	$908,352
Total WTI Crude Oil Futures			$2,258,580	$2,032,722	$1,919,793	$1,806,864	$2,484,438	$2,597,367	$2,710,296

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to WTI Crude Oil Futures			$45.17	$40.65	$38.39	$36.14	$49.69	$51.95	$54.20
Total Net Asset Value per Share as reported			$44.75
Change in the Net Asset Value per Share				$(4.52)	$(6.78)	$(9.03)	$4.52	$6.78	$9.03

Percent Change in the Net Asset Value per Share				-10.09%	-15.14%	-20.19%	10.09%	15.14%	20.19%

SOYB:

	June 30, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures NOV14	33	$11.5725	$1,909,463	$1,718,516	$1,623,043	$1,527,570	$2,100,409	$2,195,882	$2,291,355
CBOT Soybean Futures JAN15	28	$11.6400	$1,629,600	$1,466,640	$1,385,160	$1,303,680	$1,792,560	$1,874,040	$1,955,520
CBOT Soybean Futures NOV15	33	$11.4750	$1,893,375	$1,704,038	$1,609,369	$1,514,700	$2,082,713	$2,177,381	$2,272,050
Total CBOT Soybean Futures			$5,432,438	$4,889,194	$4,617,572	$4,345,950	$5,975,681	$6,247,303	$6,518,925

Shares outstanding			225,004	225,004	225,004	225,004	225,004	225,004	225,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$24.14	$21.73	$20.52	$19.31	$26.56	$27.77	$28.97
Total Net Asset Value per Share as reported			$24.15
Change in the Net Asset Value per Share				$(2.41)	$(3.62)	$(4.83)	$2.41	$3.62	$4.83

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-19.99%	10.00%	15.00%	19.99%

CANE:

	June 30, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAR15	48	$0.1922	$1,033,267	$929,940	$878,277	$826,614	$1,136,594	$1,188,257	$1,239,921
ICE #11 Sugar Futures MAY15	42	$0.1925	$905,520	$814,968	$769,692	$724,416	$996,072	$1,041,348	$1,086,624
ICE #11 Sugar Futures MAR16	48	$0.1979	$1,063,910	$957,519	$904,324	$851,128	$1,170,301	$1,223,497	$1,276,692
Total ICE #11 Sugar Futures			$3,002,697	$2,702,428	$2,552,293	$2,402,158	$3,302,967	$3,453,102	$3,603,237

Shares outstanding			200,004	200,004	200,004	200,004	200,004	200,004	200,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$15.01	$13.51	$12.76	$12.01	$16.51	$17.27	$18.02
Total Net Asset Value per Share as reported			$15.03
Change in the Net Asset Value per Share				$(1.50)	$(2.25)	$(3.00)	$1.50	$2.25	$3.00

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

WEAT:

	June 30, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures SEP14	196	$5.7750	$5,659,500	$5,093,550	$4,810,575	$4,527,600	$6,225,450	$6,508,425	$6,791,400
CBOT Wheat Futures DEC14	162	$5.9825	$4,845,825	$4,361,243	$4,118,951	$3,876,660	$5,330,408	$5,572,699	$5,814,990
CBOT Wheat Futures DEC15	171	$6.6375	$5,675,063	$5,107,556	$4,823,803	$4,540,050	$6,242,569	$6,526,322	$6,810,075
Total CBOT Wheat Futures			$16,180,388	$14,562,349	$13,753,329	$12,944,310	$17,798,426	$18,607,446	$19,416,465

Shares outstanding			1,175,004	1,175,004	1,175,004	1,175,004	1,175,004	1,175,004	1,175,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$13.77	$12.39	$11.70	$11.02	$15.15	$15.84	$16.52
Total Net Asset Value per Share as reported			$13.77
Change in the Net Asset Value per Share				$(1.38)	$(2.07)	$(2.75)	$1.38	$2.07	$2.75

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	June 30, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2014	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Wheat Fund	34,687	$13.7656	$477,487	$429,739	$405,864	$381,990	$525,236	$549,110	$572,985
Teucrium Corn Fund	15,883	$29.4944	$468,460	$421,614	$398,191	$374,768	$515,306	$538,729	$562,152
Teucrium Soybean Fund	19,281	$24.1529	$465,692	$419,123	$395,838	$372,554	$512,261	$535,546	$558,830
Teucrium Sugar Fund	31,974	$15.0280	$480,505	$432,455	$408,429	$384,404	$528,556	$552,581	$576,606
Total value of shares of the Underlying Funds			$1,892,144	$1,702,930	$1,608,323	$1,513,716	$2,081,359	$2,175,966	$2,270,573

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$37.84	$34.06	$32.17	$30.27	$41.63	$43.52	$45.41
Total Net Asset Value per Share as reported			$38.03
Change in the Net Asset Value per Share				$(3.78)	$(5.68)	$(7.57)	$3.78	$5.68	$7.57

Percent Change in the Net Asset Value per Share				-9.95%	-14.93%	-19.90%	9.95%	14.93%	19.90%

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

An “exchange for related position” (“EFRP”) can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs.  The Fund will become subject to the credit risk of the market specialist/market maker until the EFRP is settled or terminated. The Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

For the three months ended June 30, 2014, the only counterparty risk to which the Funds were subject was that in association with EFRs as described above.

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

Changes in Registrant’s Certifying Accountant

On June 30, 2014, KPMG LLP (“KPMG”) acquired certain assets of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), the independent registered public accounting firm for the Teucrium Commodity Trust (the “Trust”), the Teucrium Corn Fund, the Teucrium Natural Gas Fund, the Teucrium WTI Crude Oil Fund, the Teucrium Soybean Fund, the Teucrium Sugar Fund, the Teucrium Wheat Fund, and the Teucrium Agricultural Fund (collectively, the “Funds”). As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Trust and the Funds. Concurrent with such resignation, the authorized officers of Teucrium Trading, LLC, the Sponsor of the Trust and the Funds (the “Sponsor”), approved the engagement of KPMG as the new independent registered public accounting firm for the Trust and the Funds subject to KPMG completing its standard client evaluation procedures and accepting the engagement. On July 7, 2014, the Trust filed a Form 8-K, dated June 30, 2014, with information regarding the KPMG acquisition and the impact to the Trust and the Funds. Effective July 29, 2014 KPMG completed its client evaluation procedures and accepted the engagement; a Form 8-K was filed on August 1, 2014 stating such.

The authorized officers of Teucrium Trading, LLC, the Sponsor of the Trust and the Funds (the “Company”), previously approved the engagement of KPMG as the new independent registered public accounting firm for the Company, the Trust and the Funds subject to KPMG completing its standard client evaluation procedures and accepting the engagement.

The audit reports of Rothstein Kass on the financial statements of the Trust and the Funds for the years ended December 31, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended December 31, 2013 and through the subsequent interim period preceding Rothstein Kass’s resignation, there were no disagreements between the Trust or the Funds and Rothstein Kass on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Rothstein Kass, would have caused them to make reference thereto in their reports on the financial statements of the Trust or the Funds for such years.

During the two most recent fiscal years ended December 31, 2013 and through the subsequent interim period preceding Rothstein Kass’s resignation, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years of the Trust and the Funds ended December 31, 2013 and through the subsequent interim period preceding KPMG’s engagement, the Trust and the Funds did not consult with KPMG on either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that may be rendered on the financial statements of the Trust or the Funds, and KPMG did not provide either a written report or oral advice to the Trust or the Funds that KPMG concluded was an important factor considered by the Trust and the Funds in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

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

An “exchange for related position” (“EFRP”) can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs.  The Fund will become subject to the credit risk of the market specialist/market maker until the EFRP is settled or terminated. The Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

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

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013. From June 9, 2010 (the commencement of operations) through June 30, 2014, 8,725,000 Shares of the Fund were sold at an aggregate offering price of $328,939,899. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through June 30, 2014 in an amount equal to $489,112, resulting in net offering proceeds of $328,450,787. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 40,000,000 common units, or “Shares,” of Teucrium Natural Gas Fund (File No. 333-167593) was declared effective on October 22, 2010. A second registration statement on Form S-1 (File No. 333-187434) which replaced the original registration statement was declared effective on April 30, 2013. From February 1, 2011 (the commencement of the offering) through June 30, 2014, 500,000 Shares of the Fund were sold at an aggregate offering price of $8,737,493. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2014 in an amount equal to $43,006, resulting in net offering proceeds of $8,694,487. The offering proceeds were invested in natural gas futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 15,000,000 common units, or “Shares,” of Teucrium WTI Crude Oil Fund (File No. 333-167594) was declared effective on October 22, 2010. A second registration statement on Form S-1 (File No. 333-187435) which replaced the original registration statement was declared effective on April 30, 2013. From February 23, 2011 (the commencement of the offering) through June 30, 2014, 125,000 Shares of the Fund were sold at an aggregate offering price of $6,077,099. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2014 in an amount equal to $67,705, resulting in net offering proceeds of $6,009,394. The offering proceeds were invested in crude oil futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through June 30, 2014, 925,000 Shares of the Fund were sold at an aggregate offering price of $23,029,555. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2014 in an amount equal to $33,139, resulting in net offering proceeds of $22,996,416. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through June 30, 2014, 450,000 Shares of the Fund were sold at an aggregate offering price of $9,352,534. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2014 in an amount equal to $10,640, resulting in net offering proceeds of $9,341,894. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through June 30, 2014, 1,850,000 Shares of the Fund were sold at an aggregate offering price of $32,085,038. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2014 in an amount equal to $31,157, resulting in net offering proceeds of $32,053,881. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. From March 28, 2012 (the commencement of the offering) through June 30, 2014, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2014 in an amount equal to $4,395, resulting in net offering proceeds of $17,702,183. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for the three months ended June 30, 2014:

Issuer Purchases of CORN Shares:

				Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
April 1, 2014 to April 30, 2014	550,000	$34.53	N/A	N/A
May 1, 2014 to May 31, 2014	450,000	$33.30	N/A	N/A
June 1, 2014 to June 30, 2014	150,000	$30.87	N/A	N/A
Total	1,150,000	$33.57

Issuer Purchases of NAGS Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
April 1, 2014 to April 30, 2014	-	$-	N/A	N/A
May 1, 2014 to May 31, 2014	50,000	$14.01	N/A	N/A
June 1, 2014 to June 30, 2014	-	$-	N/A	N/A
Total	50,000	$14.01

Issuer Purchases of CANE Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
April 1, 2014 to April 30, 2014	25,000	$14.87	N/A	N/A
May 1, 2014 to May 31, 2014	-	$-	N/A	N/A
June 1, 2014 to June 30, 2014	-	$-	N/A	N/A
Total	25,000	$14.87

Issuer Purchases of WEAT Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
April 1, 2014 to April 30, 2014	375,000	$16.18	N/A	N/A
May 1, 2014 to May 31, 2014	-	$-	N/A	N/A
June 1, 2014 to June 30, 2014	-	$-	N/A	N/A
Total	375,000	$16.18

Issuer Purchases of SOYB Shares: Nothing to Report

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

Date: August 18, 2014

