Form 10-Q
period 2014-11-03
Teucrium Commodity Trust
filed 2014-11-10
CIK 1471824

UNITED STATES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765
Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes      No

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

 Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of November 3, 2014
Teucrium Corn Fund	4,750,004
Teucrium WTI Crude Oil Fund	50,002
Teucrium Natural Gas Fund	100,004
Teucrium Sugar Fund	200,004
Teucrium Soybean Fund	500,004
Teucrium Wheat Fund	2,375,004
Teucrium Agricultural Fund	50,002

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$132,429,843	$58,707,245
Interest receivable	7,834	4,100
Other assets	721,742	382,782
Equity in trading accounts:
Commodity futures contracts	3,460	171,580
Due from broker	30,590,984	11,768,320
Total equity in trading accounts	30,594,444	11,939,900
Total assets	$163,753,863	$71,034,027

Liabilities
Management fee payable to Sponsor	110,270	53,100
Other liabilities	69,015	55,609
Equity in trading accounts:
Commodity futures contracts	22,047,265	5,960,806
Due to broker	—	97,602
Total equity in trading accounts	22,047,265	6,058,408
Total liabilities	22,226,550	6,167,117

Net assets	$141,527,313	$64,866,910

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED SCHEDULE OF INVESTMENTS
September 30, 2014
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Principal/Shares

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.0125%, due December 4, 2014 (cost $9,999,684)	$9,999,820	7.07%	10,000,000
Money market funds
Dreyfus Cash Management - Institutional (cost $122,430,023)	122,430,023	86.51	122,430,023
Total cash equivalents	$132,429,843	93.58%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures NOV15 (7 contracts)	$430	0.00%	$280,840

United States WTI crude oil futures contracts
WTI crude oil futures DEC14 (8 contracts)	1,950	0.00	722,160
WTI crude oil futures DEC15 (8 contracts)	1,080	0.00	696,480
Total commodity futures contracts	$3,460	0.00%	$1,699,480

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR15 (2,190 contracts)	$5,672,712	4.01%	$36,518,250
CBOT corn futures MAY15 (1,832 contracts)	1,967,987	1.39	31,327,200
CBOT corn futures DEC15 (1,992 contracts)	8,949,038	6.32	36,528,300

United States natural gas futures contracts
NYMEX natural gas futures MAR15 (7 contracts)	30,030	0.02	290,850
NYMEX natural gas futures APR15 (8 contracts)	10,800	0.01	309,840
NYMEX natural gas futures OCT15 (8 contracts)	1,900	0.00	313,760

United States WTI crude oil futures contracts
WTI crude oil futures JUN15 (7 contracts)	30,550	0.02	616,210
United States soybean futures contracts
CBOT soybean futures JAN15 (33 contracts)	364,975	0.26	1,520,063
CBOT soybean futures MAR15 (27 contracts)	77,875	0.06	1,255,163
CBOT soybean futures NOV15 (33 contracts)	284,500	0.20	1,546,875

United States sugar futures contracts
ICE sugar futures MAY15 (49 contracts)	134,400	0.09	915,947
ICE sugar futures JUL15 (42 contracts)	12,365	0.01	795,917
ICE sugar futures MAR16 (45 contracts)	70,470	0.05	910,728

United States wheat futures contracts
CBOT wheat futures MAR15 (387 contracts)	1,347,600	0.95	9,491,175
CBOT wheat futures MAY15 (325 contracts)	654,338	0.46	8,104,688
CBOT wheat futures DEC15 (355 contracts)	2,437,725	1.72	9,438,563
Total commodity futures contracts	$22,047,265	15.57%	$139,883,529

			Shares
Exchange-traded funds*
Teucrium Corn Fund	$376,964	0.27%	16,533
Teucrium Soybean Fund	379,006	0.27	19,781
Teucrium Wheat Fund	357,196	0.25	33,037
Teucrium Sugar Fund	410,199	0.29	31,124
Total exchange-traded funds (cost $2,462,669)	$1,523,365	1.08%

*The investments in securities, at fair value are not included on the combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED SCHEDULE OF INVESTMENTS
December 31, 2013

		Percentage
Description: Assets	Fair Value	of Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $50,707,245)	$58,707,245	90.50%	58,707,245

			Notional Amount
			(Long Exposure)

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures MAR14 (10 contracts)	$21,140	0.03%	$419,300
NYMEX natrual gas futures APR14 (11 contracts)	17,400	0.03	451,550
NYMEX natrual gas futures OCT14 (11 contracts)	23,670	0.04	457,820
NYMEX natrual gas futures NOV14 (11 contracts)	21,840	0.03	462,440

United States WTI crude oil futures contracts
WTI crude oil futures JUN14 (7 contracts)	61,910	0.10	680,960
WTI crude oil futures DEC14 (7 contracts)	25,620	0.04	649,040
Total commodity futures contracts	$171,580	0.27%	$3,121,110

		Percentage	Notional Amount
Description: Liabilities	Fair Value	of Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY14 (772 contracts)	$1,831,300	2.82%	$16,607,650
CBOT corn futures JUL14 (652 contracts)	482,913	0.74	14,246,200
CBOT corn futures DEC14 (739 contracts)	2,570,575	3.96	16,636,738

United States WTI crude oil futures contracts
WTI crude oil futures DEC15 (8 contracts)	5,080	0.01	690,320

United States soybean futures contracts
CBOT soybean futures MAR14 (22 contracts)	58,288	0.09	1,421,750
CBOT soybean futures MAY14 (19 contracts)	4,775	0.01	1,213,150
CBOT Soybean futures NOV14 (25 contracts)	125,800	0.19	1,418,750

United States sugar futures contracts
ICE sugar futures MAY14 (47 contracts)	60,827	0.09	871,718
ICE sugar futures JUL14 (40 contracts)	38,976	0.06	749,504
ICE sugar futures MAR15 (43 contracts)	83,597	0.13	854,840

United States wheat futures contracts
CBOT wheat futures MAY14 (81 contracts)	208,100	0.32	2,478,600
CBOT wheat futures JUL14 (69 contracts)	84,750	0.13	2,127,788
CBOT wheat futures DEC14 (77 contracts)	405,825	0.63	2,465,925
Total commodity futures contracts	$5,960,806	9.18%	$61,782,933

			Shares
Exchange-traded funds*
Teucrium Corn Fund	$473,707	0.73%	15,458
Teucrium Soybean Fund	466,670	0.72	20,331
Teucrium Wheat Fund	459,782	0.71	30,987
Teucrium Sugar Fund	484,838	0.75	34,374
Total exchange-traded funds (cost $2,585,338)	$1,884,997	2.91%

*The investments in securities, at fair value are not included on the combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(19,450,244)	$(4,229,448)	$(14,349,410)	$(9,312,668)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(10,588,412)	(1,167,783)	(16,254,579)	(2,106,891)
Interest Income	8,463	6,881	31,284	23,703
Realized gain on securities	-	70	-	70
Total loss	(30,030,193)	(5,390,280)	(30,572,705)	(11,395,786)

Expenses
Management fees	315,995	166,410	877,945	464,328
Professional fees	267,140	346,061	620,272	801,372
Distribution and marketing fees	496,661	433,922	1,269,569	1,352,705
Custodian fees and expenses	43,310	36,256	121,314	107,800
Business permits and licenses fees	17,520	58,635	150,141	134,646
General and administrative expenses	55,147	79,047	215,625	174,306
Brokerage commissions	52,243	16,809	99,845	66,619
Other expenses	26,261	16,755	56,080	50,000
Total expenses	1,274,277	1,153,895	3,410,791	3,151,776

Expenses waived by the Sponsor	(181,352)	(209,121)	(408,686)	(675,571)
Reimbursement of expenses previously waived	8,559	174,269	379,753	364,123

Total expenses, net	1,101,484	1,119,043	3,381,858	2,840,328

Net (loss) income	(31,131,677)	(6,509,323)	(33,954,563)	(14,236,114)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Operations
Net loss	$(33,954,563)	$(14,236,114)
Capital transactions
Issuance of Shares	172,806,601	61,512,730
Change in cost of shares of the Underlying Funds aquired by Teucrium Agricultural Fund	122,669	79,976
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural Fund	(113,361)	(68,970)
Redemption of Shares	(62,200,943)	(32,885,850)
Total capital transactions	110,614,966	28,637,886
Net change in net assets	76,660,403	14,401,772

Net assets, beginning of period	64,866,910	56,897,696

Net assets, end of period	$141,527,313	$71,299,468

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(33,954,563)	$(14,236,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	16,254,579	2,106,891
Realized loss on shares of the Underlying Funds sold by Teucrium Agricultural Fund excluded from net loss	(113,361)	(68,970)
Changes in operating assets and liabilities:
Net purchases and sales of Underlying Funds acquired by Teucrium Agricultural Fund	122,669	79,976
Due from broker	(18,822,664)	(3,074,860)
Interest receivable	(3,734)	(988)
Other assets	(338,960)	(235,663)
Due to broker	(97,602)	92,567
Management fee payable to Sponsor	57,170	3,793
Other liabilities	13,406	68,885
Net cash used in operating activities	(36,883,060)	(15,264,483)

Cash flows from financing activities:
Proceeds from sale of Shares	172,806,601	61,512,730
Redemption of Shares	(62,200,943)	(32,885,850)
Net cash provided by financing activities	110,605,658	28,626,880
		.
Net change in cash and cash equivalents	73,722,598	13,362,397
Cash and cash equivalents, beginning of period	58,707,245	52,575,291
Cash and cash equivalents, end of period	$132,429,843	$65,937,688

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS
September 30, 2014
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

The specific investment objective of each Fund and information regarding the organization and operation of each Fund are included in each Fund’s financial statements and accompanying notes, as well as in other sections of this Form 10-Q filing. In general, the investment objective of each Fund is to have the daily changes in percentage terms of its Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity specified for that Fund.  The investment objective of TAGS is to have the daily changes in percentage terms of NAV of its common units (“Shares”) reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: CORN, WEAT, SOYB, and CANE (collectively, the “Underlying Funds”).  The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced to maintain the approximate 25% allocation to each Underlying Fund.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Funds, the Custodian, currently the Bank of New York Mellon, holds for each Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. The Custodian is also the registrar and transfer agent for each Fund’s Shares. In addition, the Custodian also serves as Administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. The Custodian also acts as a broker for some, but not all, of the equity transactions related to the purchase and sale of the Underlying Funds for TAGS. For these services, the Custodian receives: for custody services: 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services: 0.0075% of average gross assets annually; and for administrative services: 0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distributor receives, for its services as distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location.

Currently, Newedge USA, LLC (“Newedge USA”) serves as each Fund’s clearing broker to execute and clear the Fund’s futures and provide other brokerage-related services. For TAGS, Newedge will serve as that Fund’s clearing broker to execute and clear futures transactions. Newedge USA is a futures commission merchant and broker dealer registered with the U.S. Commodity Futures Trading Commission (“CFTC”) and the U.S. Securities and Exchange Commission (“SEC”), and is a member of FINRA. Newedge USA is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. For Corn, Soybean, Sugar and Wheat Futures Contracts Newedge is paid $8.00 per round turn, and WTI Crude Oil or Natural Gas Futures Contracts Newedge is paid $6.00 per round turn.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, NAGS, CRUD, CANE, SOYB, WEAT and TAGS. For the periods represented by the financial statements herein the operations of the Trust contain the results of CORN, NAGS, CRUD, SOYB, CANE, WEAT, and TAGS except for eliminations for TAGS as explained below for the months during which each Fund was in operation.

Given the investment objective of TAGS as described in Note 1 above, TAGS will buy, sell and hold, as part of its normal operations, shares of the four Underlying Funds. The Trust eliminates the shares of the other series of the Trust owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities. The Trust eliminates the net change in unrealized appreciation or depreciation on securities owned by the Teucrium Agricultural Fund from its combined statements of operations. Upon the sale of the Underlying Funds by the Teucrium Agricultural Fund, the Trust includes any realized gain or loss in its combined statements of changes in net assets.

Correction of immaterial error in previously issued financial statements

Effective with the period ended June 30, 2014, expenses for the current and comparative periods are presented both gross and net of any expenses waived by or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Form 10-K for 2012 and 2013, have also been included in expenses and waived/reimbursed expenses in the period incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to, or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2011 to 2013, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2014 and December 31, 2013. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2014 and 2013.

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

CORN: 50,000 shares representing 2 baskets
NAGS: 100,000 shares representing 2 baskets (at minimum level as of September 30, 2014 and June 30, 2014)
CRUD: 50,000 shares representing 2 baskets (at minimum level as of September 30, 2014 and December 31, 2013)
SOYB: 50,000 shares representing 2 baskets
CANE: 50,000 shares representing 2 baskets
WEAT: 50,000 shares representing 2 baskets
TAGS: 50,000 shares representing 2 baskets (at minimum level as of September 30, 2014 and December 31, 2013)

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Each Fund which a series of the Trust has the balance of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Trust had a balance of $122,430,023 and $58,707,245 in money market funds at September 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Trust also had investments in United States Treasury Bills with a maturity of 90 days or less when acquired with a fair value of $9,999,820 on September 30, 2014; these treasuries are recorded on the trade date.

Due from/to Broker

The amount recorded by the Trust for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions and payables for commodities futures accounts liquidating to an equity balance on the clearing broker’s records.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds, including services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. For the performance of this service, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Funds pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the three months ended September 30, such expenses totaled approximately $293,000 in 2014 and $173,000 in 2013; of these amounts, approximately $19,000 and $12,000, respectively, were waived by the Sponsor. For the nine months ended September 30, such expenses were approximately $1,066,000 in 2014 and $797,000 in 2013; of these amounts, approximately $62,000 and $69,000, respectively, were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the Statements of Operations for each Fund.

For the nine months ended September 30, 2014 there were $408,686 of expenses that had been identified on the Statements of Operations of the Funds as expenses that were waived by the Sponsor and subject to recovery in future periods. These were specifically: $89,249 for NAGS, $90,646 for CRUD, $50,244 for SOYB, and $105,474 for CANE, and $73,073 for TAGS. The Sponsor has determined that there will be no recovery sought for these amounts as of September 30, 2014 in any future period.

For the year ended December 31, 2013, there were approximately $590,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Funds in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2014, asset growth and other changes experienced by certain Funds enabled the Sponsor to claim reimbursement, respectively, of $8,559 and $379,753 from those Funds, specifically, $6,997 and $308,312 from CORN, $227 and $25,139 from SOYB and $1,335 and $46,302 from WEAT. These amounts are reflected in the combined statements of operations for the three and nine months ended September 30, 2014 as a reimbursement of a previously waived expense for the Funds from which there was recovery in 2014. There was no recovery of amounts from the other Funds. There is no remaining balance subject to possible reimbursement in 2014.

For the year ended December 31, 2012, there were approximately $560,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Funds in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, asset growth and other changes experienced by certain Funds enabled the Sponsor to claim reimbursement, respectively of $174,269 and $364,123 from those Funds, specifically $133,971 and $291,807 from CORN, $20,149 and $36,796 from SOYB and $20,149 and $35,520 from WEAT. These amounts are reflected in the combined statements of operations for the three and nine months ended September 30, 2013 as a reimbursement of previously waived expenses for the Funds from which there was recovery in 2013. There was no recovery of amounts from the other Funds.

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

The Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2015 (the “DEC15 Wheat Contracts”) did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended September 30, 2014. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of September 30, 2014. The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on September 30, 2014. In addition, for portions of the three months ended June 30, 2014, the DEC15 Wheat Contracts did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of June 30, 2014. The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2014.

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

For the quarter ended June 30, 2013, the Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended June 30, 2013. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of June 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2013. In addition, for portions of the three months ended September 30, 2013, the "DEC14 Wheat Contracts did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of September 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on September 30, 2013. All contracts traded in an active market for the quarter ended December 31, 2013.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

September 30, 2014

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Cash equivalents	$132,429,843	$-	$-	$132,429,843
Commodity futures contracts
Natural gas futures contracts	430	-	-	430
WTI crude oil futures contracts	3,030	-	-	3,030
Total	$132,433,303	$-	$-	$132,433,303

Liabilities:	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Commodity futures contracts
Corn futures contracts	$16,589,737	$-	$-	$16,589,737
Natural gas futures contracts	42,730	-	-	42,730
WTI crude oil futures contracts	30,550	-	-	30,550
Soybean futures contracts	727,350	-	-	727,350
Sugar futures contracts	217,235	-	-	217,235
Wheat futures contracts	2,001,938	2,437,725	-	4,439,663
Total	$19,609,540	$2,437,725	$-	$22,047,265

December 31, 2013

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Cash equivalents	$58,707,245	$-	$-	$58,707,245
Commodity futures contracts
Natural gas futures contracts	84,050	-	-	84,050
WTI crude oil futures contracts	87,530	-	-	87,530
Total	$58,878,825	$-	$-	$58,878,825

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Commodity futures contracts
Corn futures contracts	$4,884,788	$-	$-	$4,884,788
WTI crude oil futures contracts	5,080	-	-	5,080
Soybean futures contracts	188,863	-	-	188,863
Sugar futures contracts	183,400	-	-	183,400
Wheat futures contracts	698,675	-	-	698,675
Total	$5,960,806	$-	$-	$5,960,806

Transfers into and out of each level of the fair value hierarchy for the MAR16 Sugar Contracts, the NOV15 Soybean Contracts and the DEC15 Wheat Contracts, for the nine months ended September 30, 2014 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Sugar future contracts	$17,405	$17,405	$17,405	$17,405	$-	$-
17

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Soybean future contracts	$12,075	$12,075	$12,075	$12,075	$-	$-
Wheat future contracts	641,038	2,437,725	2,437,725	641,038	-	-
Total	$653,113	$2,449,800	$2,449,800	$653,113	$-	$-

Transfers into and out of each level of the fair value hierarchy for the JUL13 Corn Contracts, NOV14 Soybean Contracts, FEB15 Sugar Contracts and the DEC14 Wheat Contracts, for the nine months ended September 30, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Corn future contracts	$1,010,962	$1,010,962	$1,010,962	$1,010,962	$-	$-
Soybean future contracts	6,850	6,850	6,850	6,850	-	-
Sugar future contracts	62,082	62,082	62,082	62,082	-	-
Wheat future contracts	194,225	448,125	448,125	194,225	-	-
Total	$1,274,119	$1,528,019	$1,528,019	$1,274,119	$-	$-

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended September 30, 2014 and 2013, the Funds invested only in commodity futures contracts specifically related to each Fund. Cleared Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract. Additionally, Other Commodity Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Interests, can generally be structured as the parties to the Commodity Interest contract desire. Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, currently Newedge USA LLC, as of September 30, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Natural gas futures contracts	$430	$-	$430	$430	$-	$-
WTI crude oil futures contracts	3,030	-	3,030	3,030	-	-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Corn futures contracts	$16,589,737	$-	$16,589,737	$-	$23,455,087	$6,865,350
Natural gas futures contracts	42,730	-	42,730	430	84,248	41,948
WTI crude oil futures contracts	30,550	-	30,550	3,030	22,655	4,865
Soybean futures contracts	727,350	-	727,350	-	938,888	211,538
Sugar futures contracts	217,235	-	217,235	-	306,170	88,935
Wheat futures contracts	4,439,663	-	4,439,663	-	5,783,936	1,344,273

Offsetting of Financial Assets and Derivative Assets as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Natural gas futures contracts	$84,050	$-	$84,050	$-	$74,157	$9,893
WTI crude oil futures contracts	87,530	-	87,530	5,080	23,445	59,005

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Corn futures contracts	$4,884,788	$-	$4,884,788	$-	$9,852,213	$4,967,425
WTI crude oil futures contracts	5,080	-	5,080	5,080	-	-
Soybean futures contracts	188,863	-	188,863	-	400,752	211,889
Sugar futures contracts	183,400	-	183,400	-	261,687	78,287
Wheat futures contracts	698,675	-	698,675	-	1,253,668	554,993

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended September 30, 2014

Primary Underlying Risk	Realized (Loss) Gain on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
Corn futures contracts	$(16,012,787)	$(6,859,262)
Natural gas futures contracts	4,960	(109,020)
WTI crude oil futures contracts	-	(223,730)
Soybean futures contracts	(392,525)	(553,150)
Sugar futures contracts	(134,792)	(222,499)
Wheat futures contracts	(2,915,100)	(2,260,751)
Total commodity futures contracts	$(19,450,244)	$(10,588,412)

Three months ended September 30, 2013

Primary Underlying Risk	Realized (Loss) Gain on Derivative Instruments	Net Change in Unrealized (Loss) Gain on Derivative Instruments
Commodity price
Corn futures contracts	$(3,670,163)	$(1,818,600)
Natural gas futures contracts	(125,490)	65,830
WTI crude oil futures contracts	9,380	117,800
Soybean futures contracts	183,763	(188,626)
Sugar futures contracts	(113,288)	174,888
Wheat futures contracts	(513,650)	480,925
Total commodity futures contracts	$(4,229,448)	$(1,167,783)
20

Nine months ended September 30, 2014

Primary Underlying Risk	Realized (Loss) Gain on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
Corn futures contracts	$(12,120,329)	$(11,704,949)
Natural gas futures contracts	288,110	(126,350)
WTI crude oil futures contracts	93,280	(109,970)
Soybean futures contracts	(149,950)	(538,487)
Sugar futures contracts	(131,409)	(33,835)
Wheat futures contracts	(2,329,112)	(3,740,988)
Total commodity futures contracts	$(14,349,410)	$(16,254,579)

Nine months ended September 30, 2013

Primary Underlying Risk	Realized (Loss) Gain on Derivative Instruments	Net Change in Unrealized (Loss) Gain on Derivative Instruments
Commodity price
Corn futures contracts	$(7,350,776)	$(2,428,550)
Natural gas futures contracts	(224,549)	130,339
WTI crude oil futures contracts	(77,750)	185,590
Soybean futures contracts	8,838	(35,063)
Sugar futures contracts	(398,406)	76,855
Wheat futures contracts	(1,270,025)	(36,062)
Total commodity futures contracts	$(9,312,668)	$(2,106,891)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was 132.8 million and 124.2 million for the three and nine months ended September 30, 2014, respectively; and 64.9 million and 62.8 million for the same periods in 2013.

Note 6 – Subsequent Events

The subsequent events have been reviewed through the date of this filing. The following subsequent events transpired for the Trust or each of the series of the Trust:

CORN: From October 1, 2014 through November 3, 2014, the following changes occurred in Shares Outstanding: the Shares Outstanding for the Fund increased from 4,575,004 to 4,975,004; this represents an 8.74% increase.

NAGS: Nothing to Report

CRUD: Nothing to Report

SOYB: From October 1, 2014 through November 3, 2014, the following changes occurred in Shares Outstanding: the Shares Outstanding for the Fund increased from 225,004 to 500,004; this represents a 122.22% increase.

CANE: Nothing to Report

WEAT: From October 1, 2014 through November 3, 2014, the following changes occurred in Shares Outstanding: the Shares Outstanding for the Fund decreased from 2,400,004 to 2,375,004; this represents a 1.04% decrease.

TAGS: Nothing to Report

TEUCRIUM CORN FUND
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$97,090,355	$42,405,220
Interest receivable	5,609	2,976
Other assets	481,916	214,631
Equity in trading accounts:
Due from broker	23,455,087	9,852,213
Total assets	$121,032,967	$52,475,040

Liabilities
Management fee payable to Sponsor	85,702	41,846
Other liabilities	43,907	48,786
Equity in trading accounts:
Commodity futures contracts	16,589,737	4,884,788
Total liabilities	16,719,346	4,975,420

Net assets	$104,313,621	$47,499,620

Shares outstanding	4,575,004	1,550,004

Net asset value per share	$22.80	$30.64

Market value per share	$22.78	$30.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
SCHEDULE OF INVESTMENTS
September 30, 2014
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Principal/Shares

Cash equivalents
United States Treasury obligations
U.S. Treasury bills, 0.0125%, due December 4, 2014 (cost $9,999,684)	$9,999,820	9.59%	10,000,000

Money market funds
Dreyfus Cash Management - Institutional (cost $87,090,535)	87,090,535	83.49	87,090,535
Total cash equivalents	$97,090,355	93.08%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR15 (2,190 contracts)	$5,672,712	5.44%	$36,518,250
CBOT corn futures MAY15 (1,832 contracts)	1,967,987	1.89	31,327,200
CBOT corn futures DEC15 (1,992 contracts)	8,949,038	8.58	36,528,300
Total commodity futures contracts	$16,589,737	15.91%	$104,373,750

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
SCHEDULE OF INVESTMENTS
December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $42,405,220)	$42,405,220	89.27%	42,405,220

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY14 (722 contracts)	$1,831,300	3.86%	$16,607,650
CBOT corn futures JUL14 (652 contracts)	482,913	1.02	14,246,200
CBOT corn futures DEC14 (739 contracts)	2,570,575	5.41	16,636,738
Total commodity futures contracts	$4,884,788	10.29%	$47,490,588

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(16,012,787)	$(3,670,163)	$(12,120,329)	$(7,350,776)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(6,859,262)	(1,818,600)	(11,704,949)	(2,428,550)
Interest income	5,823	4,612	24,843	16,350
Realized gain on securities	-	70	-	70
Total loss	(22,866,226)	(5,484,081)	(23,800,435)	(9,762,906)

Expenses
Management fees	232,677	112,618	684,921	307,010
Professional fees	63,244	232,031	281,449	526,239
Distribution and marketing fees	389,700	342,144	999,810	1,028,346
Custodian fees and expenses	32,564	32,564	96,631	96,631
Business permits and licenses fees	(4,751)	21,160	27,779	62,790
General and administrative expenses	41,943	46,740	152,937	109,185
Brokerage commissions	47,551	12,420	81,086	53,295
Other expenses	18,310	10,396	38,763	30,849
Total expenses	821,238	810,073	2,363,376	2,214,345

Expenses waived by the Sponsor	-	(106,562)	-	(319,686)
Reimbursement of expenses previously waived	6,997	133,971	308,312	291,807

Total expenses, net	828,235	837,482	2,671,688	2,186,466

Net loss	$(23,694,461)	$(6,321,563)	$(26,472,123)	$(11,949,372)

Net loss per share	$(6.69)	$(5.25)	$(7.84)	$(10.89)
Net loss per weighted average share	$(6.52)	$(5.06)	$(25.46)	$(11.49)
Weighted average shares outstanding	3,632,613	1,249,461	3,067,312	1,039,656

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Operations
Net loss	$(26,472,123)	$(11,949,372)
Capital transactions
Issuance of Shares	136,627,274	52,132,966
Redemption of Shares	(53,341,150)	(28,536,102)
Total capital transactions	83,286,124	23,596,864
Net change in net assets	56,814,001	11,647,492

Net assets, beginning of period	$47,499,620	$37,686,512

Net assets, end of period	$104,313,621	$49,334,004

Net asset value per share at beginning of period	$30.64	$44.34

At end of period	$22.80	$33.45

Creation of Shares	4,625,000	1,325,000
Redemption of Shares	1,600,000	700,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(26,472,123)	$(11,949,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	11,704,949	2,428,550
Changes in operating assets and liabilities:
Due from broker	(13,602,874)	(3,285,738)
Interest receivable	(2,633)	(871)
Other assets	(267,285)	(110,615)
Management fee payable to Sponsor	43,856	3,712
Other liabilities	(4,879)	62,751
Net cash used in operating activities	(28,600,989)	(12,851,583)

Cash flows from financing activities:
Proceeds from sale of Shares	136,627,274	52,132,966
Redemption of Shares	(53,341,150)	(28,536,102)
Net cash provided by financing activities	83,286,124	23,596,864

Net change in cash and cash equivalents	54,685,135	10,745,281
Cash and cash equivalents, beginning of period	42,405,220	34,631,982
Cash and cash equivalents, end of period	$97,090,355	$45,377,263

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2014
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. The Custodian is also the registrar and transfer agent for the Fund’s Shares. In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services: 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services: 0.0075% of average gross assets annually; and for administrative services: 0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distributor receives, for its services as distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location.

Currently, Newedge USA, LLC (“Newedge USA”) serves as the Fund’s clearing broker to execute and clear the Fund’s futures and provide other brokerage-related services. Newedge USA is a futures commission merchant and broker dealer registered with the U.S. Commodity Futures Trading Commission (“CFTC”) and the U.S. Securities and Exchange Commission (“SEC”), and is a member of FINRA. Newedge USA is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. For Corn Futures Contracts Newedge is paid $8.00 per round turn.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Correction of immaterial error in previously issued financial statements

Effective with the period ended June 30, 2014, expenses for the current and comparative periods are presented both gross and net of any expenses waived by or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Form 10-K for 2012 and 2013, have also been included in expenses and waived/reimbursed expenses in the period incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to, or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2011 to 2013, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2014 and 2013.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $87,090,535 and $42,405,220 in money market funds at September 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund had investments in United States Treasury Bills with a maturity date of 90 days or less when acquired with a fair value of $9,999,820 on September 30, 2014; these treasuries are recorded on the trade date.

Due from/to Broker

The amount recorded by the Fund for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions and payables for commodities futures accounts liquidating to an equity balance on the clearing broker’s records.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund, including services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the Fund, for the three months ended September 30, such expenses totaled approximately $215,000 in 2014 and $121,000 in 2013; none of these amounts were waived by the Sponsor. For the nine months ended September 30, such expenses were approximately $839,000 in 2014 and $582,000 in 2013; none of these amounts were waived by the Sponsor. All asset-based fees and expenses are calculated on the prior day’s net assets.

For the nine months ended September 30, 2014 there were no expenses that had been identified on the Statements of Operations of the Fund as expenses that were waived by the Sponsor and are subject to recovery in future periods.

For the year ended December 31, 2013, there were approximately $425,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2014, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $6,997 and $308,312 respectively from the Fund. These amounts are reflected in the statements of operations for the three and nine months ended September 30, 2014 as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were approximately $426,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $133,971 and $291,807 respectively from the Fund. These amounts are reflected in the statements of operations for the three and nine months ended September 30, 2013 as a reimbursement of previously waived expenses.

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

On September 30, 2014 and December 31, 2013, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

September 30, 2014

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Cash equivalents	$97,090,355	$-	$-	$97,090,355
Liabilities:	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Corn futures contracts	$16,589,737	$-	$-	$16,589,737
December 31, 2013
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Cash equivalents	$42,405,220	$-	$-	$42,405,220

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Corn futures contracts	$4,884,788	$-	$-	$4,884,788

For the nine months ended September 30, 2014, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Transfers into and out of each level of the fair value hierarchy for the JUL13 Corn Contracts for the nine months ended September 30, 2013 were as follows:

	Transfers into Level 1	Transfers out of Level 1	Transfers into Level 2	Transfers out of Level 2	Transfers into Level 3	Transfers out of Level 3
Liabilities (at fair value)
Derivative contracts
Corn future contracts	$1,010,962	$1,010,962	$1,010,962	$1,010,962	$-	$-

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2014 and 2013 the Fund invested only in commodity futures contracts. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract. Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire. Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, currently Newedge USA LLC, as of September 30, 2014 and December 31, 2013.

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Corn futures contracts	$16,589,737	$-	$16,589,737	$-	$23,455,087	$6,865,350

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013
	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Corn futures contracts	$4,884,788	$-	$4,884,788	$-	$9,852,213	$4,967,425

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2014

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity Price
Corn futures contracts	$(16,012,787)	$(6,859,262)
35

Three months ended September 30, 2013

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity Price
Corn futures contracts	$(3,670,163)	$(1,818,600)

Nine months ended September 30, 2014

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity Price
Corn futures contracts	$(12,120,329)	$(11,704,949)

Nine months ended September 30, 2013

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity Price
Corn futures contracts	$(7,350,776)	$(2,428,550)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was 97.6 million and 94.7 million for the three and nine months ended September 30, 2014, respectively; and 47.9 million and 43.4 million for the same periods in 2013.

Note 6 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the nine months ended September 30, 2014 and 2013. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Net asset value at beginning of period	$30.64	$44.34
Income from investment operations:
Investment income	0.01	0.01
Net realized and unrealized loss on commodity futures contracts	(6.98)	(8.80)
Total expenses	(0.87)	(2.10)
Net decrease in net asset value	(7.84)	(10.89)
Net asset value at end of period	$22.80	$33.45
Total Return	(25.59)%	(24.56)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.44%	7.20%
Total expense, net	3.89%	7.11%
Net investment loss	(3.85)%	(7.06)%

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

Note 8 – Subsequent Events

The subsequent events have been reviewed through the date of this filing. The following subsequent events transpired for the Fund:

From October 1, 2014 through November 3, 2014, the following changes occurred in Shares Outstanding: the Shares Outstanding for the Fund increased from 4,575,004 to 4,975,004; this represents an 8.74% increase.

TEUCRIUM NATURAL GAS FUND
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$1,161,130	$1,752,722
Interest receivable	74	126
Other assets	17,297	12,337
Equity in trading accounts:
Commodity futures contracts	430	84,050
Due from broker	84,248	-
Total equity in trading accounts	84,678	84,050
Total assets	$1,263,179	$1,849,235

Liabilities
Management fee payable to Sponsor	-	1,671
Other liabilities	3,086	152
Equity in trading accounts:
Commodity futures contracts	42,730	-
Due to broker	-	74,157
Total equity in trading accounts	42,730	74,157
Total liabilities	45,816	75,980

Net assets	$1,217,363	$1,773,255

Shares outstanding	100,004	150,004

Net asset value per share	$12.17	$11.82

Market value per share	$12.05	$12.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND
SCHEDULE OF INVESTMENTS
September 30, 2014
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $1,161,130)	$1,161,130	95.38%	1,161,130

			Notional Amount
			(Long Exposure)

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures NOV15 (7 contracts)	$430	0.04%	$280,840

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures MAR15 (7 contracts)	$30,030	2.47%	$290,850
NYMEX natural gas futures APR15 (8 contracts)	10,800	0.89	309,840
NYMEX natural gas futures OCT15 (8 contracts)	1,900	0.16	313,760
Total commodity futures contracts	$42,730	3.52%	$914,450

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND
SCHEDULE OF INVESTMENTS
December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $1,752,722)	$1,752,722	98.84%	1,752,722

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures MAR14 (10 contracts)	$21,140	1.19%	$419,300
NYMEX natural gas futures APR14 (11 contracts)	17,400	0.98	451,550
NYMEX natural gas futures OCT14 (11 contracts)	23,670	1.34	457,820
NYMEX natural gas futures NOV14 (11 contracts)	21,840	1.23	462,440
Total commodity futures contracts	$84,050	4.74%	$1,791,110

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$4,960	$(125,490)	$288,110	$(224,549)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(109,020)	65,830	(126,350)	130,339
Interest income	71	314	340	1,094
Total (loss) income	(103,989)	(59,346)	162,100	(93,116)

Expenses
Management fees	3,070	8,459	11,504	27,999
Professional fees	28,145	9,130	39,559	27,913
Distribution and marketing fees	4,780	7,235	16,891	29,740
Custodian fees and expenses	1,500	632	4,527	2,091
Business permits and licenses fees	-	5,770	25,000	10,783
General and administrative expenses	742	1,676	8,396	5,898
Brokerage commissions	-	213	349	755
Other expenses	231	644	651	1,512
Total expenses	38,468	33,759	106,877	106,691

Expenses waived by the Sponsor	(34,052)	(21,315)	(89,249)	(65,578)
Reimbursement of expenses previously waived	-	-	-	-

Total expenses, net	4,416	12,444	17,628	41,113

Net (loss) income	$(108,405)	$(71,790)	$144,472	$(134,229)

Net (loss) income per share	$(1.09)	$(0.24)	$0.35	$(0.63)
Net (loss) income per weighted average share	$(1.08)	$(0.24)	$1.18	$(0.42)
Weighted average shares outstanding	100,004	300,004	122,715	317,403

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Operations
Net income (loss)	$144,472	$(134,229)
Capital transactions
Issuance of Shares	-	-
Redemption of Shares	(700,364)	(1,211,767)
Total capital transactions	(700,364)	(1,211,767)
Net change in net assets	(555,892)	(1,345,996)

Net assets, beginning of period	$1,773,255	$4,625,621

Net assets, end of period	$1,217,363	$3,279,625

Net asset value per share at beginning of period	$11.82	$11.56

At end of period	$12.17	$10.93

Creation of Shares	-	-
Redemption of Shares	50,000	100,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM NATURAL GAS FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income (loss)	$144,472	$(134,229)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	126,350	(130,339)
Changes in operating assets and liabilities:
Due from broker	(84,248)	175,151
Interest receivable	52	95
Other assets	(4,960)	(4,203)
Due to broker	(74,157)	(1,273)
Management fee payable to Sponsor	(1,671)	-
Other liabilities	2,934	524
Net cash provided by (used in) operating activities	108,772	(94,274)

Cash flows from financing activities:
Proceeds from sale of Shares	-	-
Redemption of Shares	(700,364)	(1,211,767)
Net cash used in financing activities	(700,364)	(1,211,767)

Net change in cash and cash equivalents	(591,592)	(1,306,041)
Cash and cash equivalents, beginning of period	1,752,722	4,476,336
Cash and cash equivalents, end of period	$1,161,130	$3,170,295

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2014
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. The Custodian is also the registrar and transfer agent for the Fund’s Shares. In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services: 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services: 0.0075% of average gross assets annually; and for administrative services: 0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distributor receives, for its services as distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location.

Currently, Newedge USA, LLC (“Newedge USA”) serves as the Fund’s clearing broker to execute and clear the Fund’s futures and provide other brokerage-related services. Newedge USA is a futures commission merchant and broker dealer registered with the U.S. Commodity Futures Trading Commission (“CFTC”) and the U.S. Securities and Exchange Commission (“SEC”), and is a member of FINRA. Newedge USA is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. For Natural Gas Futures Contracts Newedge is paid $6.00 per round turn.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Correction of immaterial error in previously issued financial statements.

Effective with the period ended June 30, 2014, expenses for the current and comparative periods are presented both gross and net of any expenses waived by or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Form 10-K for 2012 and 2013, have also been included in expenses and waived/reimbursed expenses in the period incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to, or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2011 to 2013, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of

September 30, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2014 and 2013.

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

Effective May 5, 2014, the Fund had a minimum number of shares outstanding and this situation continued through September 30, 2014. No redemptions can be made until additional shares are created.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $1,161,130 and $1,752,722 in money market funds on September 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Due from/to Broker

The amount recorded by the Fund for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions and payables for commodities futures accounts liquidating to an equity balance on the clearing broker’s records.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund, including services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the Fund, for the three months ended September 30, such expenses totaled approximately $4,000 in 2014 and $4,000 in 2013; all of these amounts were waived by the Sponsor. For the nine months ended September 30, such expenses were approximately $12,000 in 2014 and $19,000 in 2013; all of these amounts were waived by the Sponsor. All asset-based fees and expenses are calculated on the prior day’s net assets. On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. The cap may be terminated by the Sponsor at any time with 90 days’ notice. Expenses in 2014 which are identified as waived by the Sponsor are subject to reimbursement in the remainder of 2014 or in 2015, although the total expense ratio may not exceeded the 1.50% without notice provided as described above.

For the nine-months ended September 30, 2014 there were $89,249 of expenses that had been identified on the Statements of Operations of the Fund as expenses that were waived by the Sponsor and subject to recovery in future periods. The Sponsor has determined that there will be no recovery sought for these amounts in any future period.

For the year ended December 31, 2013, there were approximately $15,400 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by NAGS in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

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

On September 30, 2014 and December 31, 2013, in the opinion of the Trust and the Fund, the reported value of the Natural Gas Futures Contracts traded on the NYMEX fairly reflected the value of the Natural Gas Futures Contracts held by the Fund, and no adjustments were necessary.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

September 30, 2014

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Cash equivalents	$1,161,130	$-	$-	$1,161,130
Natural gas futures contracts	430	-	-	430
Total	$1,161,560	$-	$-	$1,161,560
49

Liabilities:	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Natural gas futures contracts	$42,730	$-	$-	$42,730

December 31, 2013
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Cash equivalents	$1,752,722	$-	$-	$1,752,722
Natural gas futures contracts	84,050	-	-	84,050
Total	$1,836,772	$-	$-	$1,836,772

For the nine months ended September 30, 2014 and 2013, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2014 and 2013, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, currently Newedge USA LLC, as of September 30, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Natural gas futures contracts	$430	$-	$430	$430	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Natural gas futures contracts	$42,730	$-	$42,730	$430	$84,248	$41,948

Offsetting of Financial Assets and Derivative Assets as of December 31, 2013
	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Natural gas futures contracts	$84,050	$-	$84,050	$-	$74,157	$9,893

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2014

Primary Underlying Risk	Realized Gain on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
Natural gas futures contracts	$4,960	$(109,020)

Three months ended September 30, 2013

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Commodity price
Natural gas futures contracts	$(125,490)	$65,830

Nine months ended September 30, 2014

Primary Underlying Risk	Realized Gain on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
Natural gas futures contracts	$288,110	$(126,350)

Nine months ended September 30, 2013

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Commodity price
Natural gas futures contracts	$(224,549)	$130,339

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was 1.18 million and 1.49 million for the three and nine months ended September 30, 2014, respectively; and 3.31 million and 3.56 million for the same periods in 2013.

Note 6 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2014 and 2013. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Net asset value at beginning of period	$11.82	$11.56
Income from investment operations:
Investment income	-	-
Net realized and unrealized gain (loss) on commodity futures contracts	0.49	(0.49)
Total expenses	(0.14)	(0.14)
Net increase (decrease) in net asset value	0.35	(0.63)
Net asset value at end of period	$12.17	$10.93
Total Return	2.96%	(5.45)%
Ratios to Average Net Assets (Annualized)
Total expense	8.95%	3.81%
Total expense, net	1.48%	1.47%
Net investment loss	(1.45)%	(1.43)%

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

Note 8 – Subsequent Events

The subsequent events have been reviewed through the date of this filing.

From October 1, 2014 through November 3, 2014, there was nothing to report.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$1,973,894	$1,962,616
Interest receivable	130	131
Other assets	44,049	27,546
Equity in trading accounts:
Commodity futures contracts	3,030	87,530
Due from broker	22,655	-
Total equity in trading accounts	25,685	87,530
Total assets	$2,043,758	$2,077,823

Liabilities
Other liabilities	7,654	170
Equity in trading accounts:
Commodity futures contracts	30,550	5,080
Due to broker	-	23,445
Total equity in trading accounts	30,550	28,525
Total liabilities	38,204	28,695

Net assets	$2,005,554	$2,049,128

Shares outstanding	50,002	50,002

Net asset value per share	$40.11	$40.98

Market value per share	$40.40	$40.34

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND
SCHEDULE OF INVESTMENTS
September 30, 2014
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost 1,973,894)	$1,973,894	98.42%	1,973,894

			Notional Amount
			(Long Exposure)

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures DEC14 (8 contracts)	$1,950	0.10%	$722,160
WTI crude oil futures DEC15 (8 contracts)	1,080	0.05	696,480
Total commodity futures contracts	$3,030	0.15%	$1,418,640

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States WTI crude oil futures contracts
WTI crude oil futures JUN15 (7 contracts)	$30,550	1.52%	$616,210

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND
SCHEDULE OF INVESTMENTS
December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost 1,962,616)	$1,962,616	95.78%	1,962,616

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

TEUCRIUM WTI CRUDE OIL FUND
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$-	$9,380	$93,280	$(77,750)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(223,730)	117,800	(109,970)	185,590
Interest income	145	229	508	731
Total (loss) income	(223,585)	127,409	(16,182)	108,571

Expenses
Management fees	5,219	5,230	15,619	15,230
Professional fees	22,754	10,784	39,577	29,482
Distribution and marketing fees	8,297	4,013	25,475	20,369
Custodian fees and expenses	1,230	-	3,679	-
Business permits and licenses fees	-	5,060	25,000	10,071
General and administrative expenses	578	760	7,951	5,936
Brokerage commissions	-	-	-	-
Other expenses	216	271	737	1,224
Total expenses	38,294	26,118	118,038	82,312

Expenses waived by the Sponsor	(29,985)	(18,209)	(90,646)	(59,637)
Reimbursement of expenses previously waived	-	-	-	-

Total expenses, net	8,309	7,909	27,392	22,675

Net (loss) income	$(231,894)	$119,500	$(43,574)	$85,896

Net (loss) income per share	$(4.64)	$2.39	$(0.87)	$1.72
Net (loss) income per weighted average share	$(4.64)	$2.39	$(0.87)	$1.72
Weighted average shares outstanding	50,002	50,002	50,002	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Operations
Net income (loss)	$(43,574)	$85,896
Net change in net assets	(43,574)	85,896

Net assets, beginning of period	$2,049,128	$1,993,747

Net assets, end of period	$2,005,554	$2,079,643

Net asset value per share at beginning of period	$40.98	$39.87

At end of period	$40.11	$41.59

Creation of Shares	-	-
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WTI CRUDE OIL FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income (loss)	$(43,574)	$85,896
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	109,970	(185,590)
Changes in operating assets and liabilities:
Due from broker	(22,655)	137,328
Interest receivable	1	(9,317)
Other assets	(16,503)	(8)
Due to broker	(23,445)	92,567
Management fee payable to Sponsor	-	(1,626)
Other liabilities	7,484	(509)
Net cash provided by operating activities	11,278	118,741

Net change in cash and cash equivalents	11,278	118,741
Cash and cash equivalents, beginning of period	1,962,616	1,845,910
Cash and cash equivalents, end of period	$1,973,894	$1,964,651

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2014
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. The Custodian is also the registrar and transfer agent for the Fund’s Shares. In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services: 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services: 0.0075% of average gross assets annually; and for administrative services: 0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distributor receives, for its services as distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location.

Currently, Newedge USA, LLC (“Newedge USA”) serves as the Fund’s clearing broker to execute and clear the Fund’s futures and provide other brokerage-related services. Newedge USA is a futures commission merchant and broker dealer registered with the U.S. Commodity Futures Trading Commission (“CFTC”) and the U.S. Securities and Exchange Commission (“SEC”), and is a member of FINRA. Newedge USA is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. For WTI Crude Oil Futures Contracts Newedge is paid $6.00 per round turn.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Correction of immaterial error in previously issued financial statements.

Effective with the period ended June 30, 2014, expenses for the current and comparative periods are presented both gross and net of any expenses waived by or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Form 10-K for 2012 and 2013, have also been included in expenses and waived/reimbursed expenses in the period incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to, or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2011 to 2013, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2014 and 2013.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares. Effective May 18, 2012, the Fund had a minimum number of shares and this situation continued through September 30, 2014. No redemptions can be made until additional shares are created.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $1,973,894 and $1,962,616 in money market funds at September 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Due from/to Broker

The amount recorded by the Fund for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions and payables for commodities futures accounts liquidating to an equity balance on the clearing broker’s records.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund, including services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the Fund, for the three months ended September 30, such expenses totaled approximately $5,000 in 2014 and $3,000 in 2013; all of these amounts were waived by the Sponsor. For the nine months ended September 30, such expenses were approximately $15,000 in 2014 and $16,000 in 2013; all of these amounts were waived by the Sponsor. All asset-based fees and expenses are calculated on the prior day’s net assets.

For the nine months ended September 30, 2014 there were $90,646 of expenses that had been identified on the Statements of Operations of the Fund as expenses that were waived by the Sponsor and subject to recovery in future periods. The Sponsor has determined that there will be no recovery sought for these amounts in any future period.

For the year ended December 31, 2013, there were approximately $6,600 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CRUD in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

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

On September 30, 2014 and December 31, 2013, in the opinion of the Trust and the Fund, the reported value of the WTI Crude Oil Futures Contracts traded on the NYMEX fairly reflected the value of the WTI Crude Oil Futures Contracts held by the Fund, and no adjustments were necessary.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

September 30, 2014

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Cash equivalents	$1,973,894	$-	$-	$1,973,894
WTI crude oil futures contracts	3,030	-	-	3,030
Total	$1,976,924	$-	$-	$1,976,924
Liabilities:	Level 1	Level 2	Level 3	Balance as of September 30, 2014
WTI crude oil futures contracts	$30,550	$-	$-	$30,550
64

December 31, 2013

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Cash equivalents	$1,962,616	$-	$-	$1,962,616
WTI crude oil futures contracts	87,530	-	-	87,530
Total	$2,050,146	$-	$-	$2,050,146

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
WTI crude oil futures contracts	$5,080	$-	$-	$5,080

For the nine months ended September 30, 2014 and 2013, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2014 and 2013, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, currently Newedge USA LLC, as of September 30, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
WTI crude oil futures contracts	$3,030	$-	$3,030	$3,030	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
WTI crude oil futures contracts	$30,550	$-	$30,550	$3,030	$22,655	$4,865

Offsetting of Financial Assets and Derivative Assets as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
WTI crude oil futures contracts	$87,530	$-	$87,530	$5,080	$23,445	$59,005

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
WTI crude oil futures contracts	$5,080	$-	$5,080	$5,080	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2014

Primary Underlying Risk	Realized Gain (Loss) on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
WTI crude oil futures contracts	$-	$(223,730)

Three months ended September 30, 2013

Primary Underlying Risk	Realized Gain on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Commodity price
WTI crude oil futures contracts	$9,380	$117,800

Nine months ended September 30, 2014

Primary Underlying Risk	Realized Gain on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
WTI crude oil futures contracts	$93,280	$(109,970)

Nine months ended September 30, 2013
Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Commodity price
WTI crude oil futures contracts	$(77,750)	$185,590

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was 2.11 million and 2.10 million for the three and nine months ended September 30, 2014, respectively; and 2.10 million and 2.04 million for the same periods in 2013.

Note 6 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the nine months ended September 30, 2014 and 2013. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Net asset value at beginning of period	$40.98	$39.87
Income from investment operations:
Investment income	0.01	0.01
Net realized and unrealized (loss) gain on commodity futures contracts	(0.33)	2.16
Total expenses	(0.55)	(0.45)
Net (decrease) increase in net asset value	(0.87)	1.72
Net asset value at end of period	$40.11	$41.59
Total Return	(2.12)%	4.31%
Ratios to Average Net Assets (Annualized)
Total expenses	7.51%	5.44%
Total expenses, net	1.74%	1.50%
Net investment loss	(1.71)%	(1.45)%

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

Note 8 – Subsequent Events

The subsequent events have been reviewed through the date of this filing.

From October 1, 2014 through November 3, 2014, there was nothing to report.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$4,054,430	$3,765,791
Interest receivable	247	258
Other assets	51,023	45,500
Equity in trading accounts:
Due from broker	938,888	400,752
Total assets	$5,044,588	$4,212,301

Liabilities
Management fee payable to Sponsor	3,324	3,491
Other liabilities	2,805	2,975
Equity in trading accounts:
Commodity futures contracts	727,350	188,863
Total liabilities	733,479	195,329

Net assets	$4,311,109	$4,016,972

Shares outstanding	225,004	175,004

Net asset value per share	$19.16	$22.95

Market value per share	$19.14	$22.81

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
SCHEDULE OF INVESTMENTS
September 30, 2014
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $4,054,430)	$4,054,430	94.05%	4,054,430

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN15 (33 contracts)	$364,975	8.47%	$1,520,063
CBOT soybean futures MAR15 (27 contracts)	77,875	1.81	1,255,163
CBOT soybean futures NOV15 (33 contracts)	284,500	6.60	1,546,875
Total commodity futures contracts	$727,350	16.88%	$4,322,101

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
SCHEDULE OF INVESTMENTS
December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $3,765,791)	$3,765,791	93.75%	3,765,791

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR14 (22 contracts)	$58,288	1.45%	$1,421,750
CBOT soybean futures MAY14 (19 contracts)	4,775	0.12	1,213,150
CBOT soybean futures NOV14 (25 contracts)	125,800	3.13	1,418,750
Total commodity futures contracts	$188,863	4.70%	$4,053,650

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(392,525)	$183,763	$(149,950)	$8,838
Net change in unrealized appreciation or depreciation on commodity futures contracts	(553,150)	(188,626)	(538,487)	(35,063)
Interest income	230	698	993	2,359
Total loss	(945,445)	(4,165)	(687,444)	(23,866)

Expenses
Management fees	10,432	16,459	31,854	49,254
Professional fees	49,367	37,403	84,759	84,862
Distribution and marketing fees	14,997	35,262	32,693	116,006
Custodian fees and expenses	1,872	1,518	4,052	4,505
Business permits and licenses fees	7,870	9,600	16,702	15,211
General and administrative expenses	2,746	14,276	7,821	23,971
Brokerage commissions	-	1,932	1,800	5,733
Other expenses	1,548	1,885	4,183	6,503
Total expenses	88,832	118,335	183,864	306,045

Expenses waived by the Sponsor	(50,244)	(15,122)	(50,244)	(51,051)
Reimbursement of expenses previously waived	227	20,149	25,139	36,796

Total expenses, net	38,815	123,362	158,759	291,790

Net loss	$(984,260)	$(127,527)	$(846,203)	$(315,656)

Net loss per share	$(4.99)	$(0.47)	$(3.79)	$(0.88)
Net loss per weighted average share	$(5.20)	$(0.46)	$(4.68)	$(1.15)
Weighted average shares outstanding	189,406	275,004	180,773	275,279

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Operations
Net loss	$(846,203)	$(315,656)
Capital transactions
Issuance of Shares	2,858,859	1,859,169
Redemption of Shares	(1,718,519)	(1,784,498)
Total capital transactions	1,140,340	74,671
Net change in net assets	294,137	(240,985)

Net assets, beginning of period	$4,016,972	$6,636,175

Net assets, end of period	$4,311,109	$6,395,190

Net asset value per share at beginning of period	$22.95	$24.13

At end of period	$19.16	$23.25

Creation of Shares	125,000	75,000
Redemption of Shares	75,000	75,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(846,203)	$(315,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	538,487	35,063
Changes in operating assets and liabilities:
Due from broker	(538,136)	71,388
Interest receivable	11	23
Other assets	(5,523)	(49,468)
Management fee payable to Sponsor	(167)	(248)
Other liabilities	(170)	4,113
Net cash used in operating activities	(851,701)	(254,785)

Cash flows from financing activities:
Proceeds from sale of Shares	2,858,859	1,859,169
Redemption of Shares	(1,718,519)	(1,784,498)
Net cash provided by financing activities	1,140,340	74,671

Net change in cash and cash equivalents	288,639	(180,114)
Cash and cash equivalents, beginning of period	3,765,791	6,169,205
Cash and cash equivalents, end of period	$4,054,430	$5,989,091

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2014
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. The Custodian is also the registrar and transfer agent for the Fund’s Shares. In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services: 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services: 0.0075% of average gross assets annually; and for administrative services: 0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distributor receives, for its services as distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location.

Currently, Newedge USA, LLC (“Newedge USA”) serves as the Fund’s clearing broker to execute and clear the Fund’s futures and provide other brokerage-related services. Newedge USA is a futures commission merchant and broker dealer registered with the U.S. Commodity Futures Trading Commission (“CFTC”) and the U.S. Securities and Exchange Commission (“SEC”), and is a member of FINRA. Newedge USA is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. For Soybean Futures Contracts Newedge is paid $8.00 per round turn.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Correction of immaterial error in previously issued financial statements.

Effective with the period ended June 30, 2014, expenses for the current and comparative periods are presented both gross and net of any expenses waived by or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Form 10-K for 2012 and 2013, have also been included in expenses and waived/reimbursed expenses in the period incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to, or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2011 to 2013, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2014 and 2013.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $4,054,430 and $3,765,791 in money market funds at September 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Due from/to Broker

The amount recorded by the Fund for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions and payables for commodities futures accounts liquidating to an equity balance on the clearing broker’s records.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund, including services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the Fund, for the three months ended September 30, such expenses totaled approximately $9,000 in 2014 and $21,000 in 2013; none of these amounts were waived by the Sponsor. For the nine months ended September 30, such expenses were approximately $37,000 in 2014 and $82,000 in 2013; of these amounts, approximately $200 and $300 were waived by the Sponsor in the respective periods. All asset-based fees and expenses are calculated on the prior day’s net assets.

For the nine months ended September 30, 2014 there were $50,244 of expenses that had been identified on the Statements of Operations of the Fund as expenses that were waived by the Sponsor and subject to recovery in future periods. The Sponsor has determined that there will be no recovery sought for these amounts in any future period.

For the year ended December 31, 2013, there were approximately $60,500 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by SOYB in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2014, asset growth and other changes experienced by SOYB enabled the Sponsor to claim reimbursement of $227 and $25,139 respectively from the Fund. These amounts are reflected in the statements of operations for the three and nine months ended September 30, 2014 as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were approximately $65,300 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by SOYB in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, asset growth and other changes experienced by SOYB enabled the Sponsor to claim reimbursement of $20,149 and $36,796 respectively from the Fund. These amounts are reflected in the statements of operations for the three and nine months ended September 30, 2013 as a reimbursement of previously waived expenses.

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

On September 30, 2014 and December 31, 2013, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary.

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

New Accounting Pronouncements

The FASB issued ASU No, 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds

The FASB issued ASU No, 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption did not have a significant impact on the financial statements disclosures for the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

September 30, 2014

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Cash equivalents	$4,054,430	$-	$-	$4,054,430

Liabilities:	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Soybean futures contracts	$727,350	$-	$-	$727,350

December 31, 2013

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Cash equivalents	$3,765,791	$-	$-	$3,765,791

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Soybean futures contracts	$188,863	$-	$-	$188,863

Transfers into and out of each level of the fair value hierarchy for the NOV15 Soybean Contracts for the nine months ended September 30, 2014 were as follows:

	Transfers into Level 1	Transfers out of Level 1	Transfers into Level 2	Transfers out of Level 2	Transfers into Level 3	Transfers out of Level 3
Liabilities (at fair value)
Derivative contracts
Soybean future contracts	$12,075	$12,075	$12,075	$12,075	$-	$-

Transfers into and out of each level of the fair value hierarchy for the NOV14 Soybean Contracts for the nine months ended September 30, 2013 were as follows:

	Transfers into Level 1	Transfers out of Level 1	Transfers into Level 2	Transfers out of Level 2	Transfers into Level 3	Transfers out of Level 3
Liabilities (at fair value)
Derivative contracts
Soybean future contracts	$6,850	$6,850	$6,850	$6,850	$-	$-

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2014 and 2013, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, currently Newedge USA LLC, as of September 30, 2014 and December 31, 2013.

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$727,350	$-	$727,350	$-	$938,888	$211,538

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$188,863	$-	$188,863	$-	$400,752	$211,889

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended September 30, 2014

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
Soybean futures contracts	$(392,525)	$(553,150)

Three months ended September 30, 2013

Primary Underlying Risk	Realized Gain on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
Soybean futures contracts	$183,763	$(188,626)

Nine months ended September 30, 2014

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
Soybean futures contracts	$(149,950)	$(538,487)

Nine months ended September 30, 2013

Primary Underlying Risk	Realized Gain on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
Soybean futures contracts	$8,838	$(35,063)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was 4.01 million and 4.20 million for the three and nine months ended September 30, 2014, respectively; and 6.47 million and 6.61 million for the same periods in 2013.

Note 6 - Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the nine months ended September 30, 2014 and 2013. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Net asset value at beginning of period	$22.95	$24.13
Income from investment operations:
Investment income	0.01	0.01
Net realized and unrealized (loss) gain on commodity futures contracts	(2.92)	0.17
Total expenses	(0.88)	(1.06)
Net decrease in net asset value	(3.79)	(0.88)
Net asset value at end of period	$19.16	$23.25
Total Return	(16.51)%	(3.65)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.77%	6.22%
Total expenses, net	4.98%	5.93%
Net investment loss	(4.95)%	(5.88)%

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

Note 8 – Subsequent Events

The subsequent events have been reviewed through the date of this filing. The following subsequent events transpired for the Fund:

From October 1, 2014 through November 3, 2014, the following changes occurred in Shares Outstanding: the Shares Outstanding for the Fund increased from 225,004 to 500,004; this represents a 122.22% increase.

TEUCRIUM SUGAR FUND
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$2,509,494	$2,366,377
Interest receivable	166	159
Other assets	37,836	23,643
Equity in trading accounts:
Due from broker	306,170	261,687
Total assets	$2,853,666	$2,651,866

Liabilities
Other liabilities	463	63
Equity in trading accounts:
Commodity futures contracts	217,235	183,400
Total liabilities	217,698	183,463

Net assets	$2,635,968	$2,468,403

Shares outstanding	200,004	175,004

Net asset value per share	$13.18	$14.10

Market value per share	$13.15	$14.05

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
SCHEDULE OF INVESTMENTS
September 30, 2014
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $2,509,494)	$2,509,494	95.20%	2,509,494

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY15 (49 contracts)	$134,400	5.10%	$915,947
ICE sugar futures JUL15 (42 contracts)	12,365	0.47	795,917
ICE sugar futures MAR16 (45 contracts)	70,470	2.67	910,728
Total commodity futures contracts	$217,235	8.24%	$2,622,592

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
SCHEDULE OF INVESTMENTS
December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $2,366,377)	$2,366,377	95.87%	2,366,377

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY14 (47 contracts)	$60,827	2.46%	$871,718
ICE sugar futures JUL14 (40 contracts)	38,976	1.58	749,504
ICE sugar futures MAR15 (43 contracts)	83,597	3.39	854,840
Total commodity futures contracts	$183,400	7.43%	$2,476,062

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(134,792)	$(113,288)	$(131,409)	$(398,406)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(222,499)	174,888	(33,835)	76,855
Interest income	181	272	639	876
Total (loss) income	(357,110)	61,872	(164,605)	(320,675)

Expenses
Management fees	7,066	5,821	20,566	17,421
Professional fees	33,189	14,673	58,528	38,559
Distribution and marketing fees	2,500	4,393	32,388	32,222
Custodian fees and expenses	1,338	-	3,965	-
Business permits and licenses fees	-	3,870	13,000	8,759
General and administrative expenses	2,813	1,131	11,424	4,007
Brokerage commissions	3,000	384	3,000	1,294
Other expenses	290	400	1,848	1,693
Total expenses	50,196	30,672	144,719	103,955

Expenses waived by the Sponsor	(37,600)	(21,066)	(105,474)	(76,263)
Reimbursement of expenses previously waived	-	-	-	-

Total expenses, net	12,596	9,606	39,245	27,692

Net (loss) income	$(369,706)	$52,266	$(203,850)	$(348,367)

Net (loss) income per share	$(1.85)	$0.29	$(0.92)	$(2.60)
Net (loss) income per weighted average share	$(1.85)	$0.30	$(1.07)	$(2.23)
Weighted average shares outstanding	200,004	175,004	191,121	156,323

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Operations
Net loss	$(203,850)	$(348,367)
Capital transactions
Issuance of Shares	743,126	784,941
Redemption of Shares	(371,711)	-
Total capital transactions	371,415	784,941
Net change in net assets	167,565	436,574

Net assets, beginning of period	$2,468,403	$2,225,898

Net assets, end of period	$2,635,968	$2,662,472

Net asset value per share at beginning of period	$14.10	$17.81

At end of period	$13.18	$15.21

Creation of Shares	50,000	50,000
Redemption of Shares	25,000	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income (loss)	$(203,850)	$(348,367)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	33,835	(76,855)
Changes in operating assets and liabilities:
Due from broker	(44,483)	52,772
Interest receivable	(7)	5
Other assets	(14,193)	(6,422)
Other liabilities	400	(683)
Net cash used in operating activities	(228,298)	(379,550)

Cash flows from financing activities:
Proceeds from sale of Shares	743,126	784,941
Redemption of Shares	(371,711)	-
Net cash provided by financing activities	371,415	784,941

Net change in cash and cash equivalents	143,117	405,391
Cash and cash equivalents, beginning of period	2,366,377	2,088,533
Cash and cash equivalents, end of period	$2,509,494	$2,493,924

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2014
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. The Custodian is also the registrar and transfer agent for the Fund’s Shares. In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services: 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services: 0.0075% of average gross assets annually; and for administrative services: 0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distributor receives, for its services as distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location.

Currently, Newedge USA, LLC (“Newedge USA”) serves as the Fund’s clearing broker to execute and clear the Fund’s futures and provide other brokerage-related services. Newedge USA is a futures commission merchant and broker dealer registered with the U.S. Commodity Futures Trading Commission (“CFTC”) and the U.S. Securities and Exchange Commission (“SEC”), and is a member of FINRA. Newedge USA is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. For Soybean Futures Contracts Newedge is paid $8.00 per round turn.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Correction of immaterial error in previously issued financial statements.

Effective with the period ended June 30, 2014, expenses for the current and comparative periods are presented both gross and net of any expenses waived by or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Form 10-K for 2012 and 2013, have also been included in expenses and waived/reimbursed expenses in the period incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to, or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2011 to 2013, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of September 30, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2014 and 2013.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $2,509,494 and $2,366,377 in money market funds at September 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Due from/to Broker

The amount recorded by the Fund for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions and payables for commodities futures accounts liquidating to an equity balance on the clearing broker’s records.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund, including services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the Fund, for the three months ended September 30, such expenses totaled approximately $7,000 in 2014 and $3,000 in 2013; all of these amounts were waived by the Sponsor. For the nine months ended September 30, such expenses were approximately $21,000 in 2014 and $17,000 in 2013; all of these amounts were waived by the Sponsor. All asset-based fees and expenses are calculated on the prior day’s net assets.

For the nine months ended September 30, 2014 there were $105,474 of expenses that had been identified on the Statements of Operations of the Fund as expenses that were waived by the Sponsor and subject to recovery in future periods. The Sponsor has determined that there will be no recovery sought for these amounts in any future period.

For the year ended December 31, 2013, there were approximately $12,200 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CANE in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

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

For the quarter ended June 30, 2014, Sugar Futures Contracts traded on ICE due to settle on February 29, 2016 (the “MAR16 Sugar Contracts”) did not, in the opinion of the Trust and CANE, trade in an actively traded futures market as defined in the policy of the Trust and CANE for the entire period during which they were held. Accordingly, the Trust and CANE classified these as a Level 2 asset. The MAR16 Sugar Contracts were, in the opinion of the Trust and CANE, fairly valued at settlement on June 30, 2014. These transferred back to a Level 1 liability for the quarter ended September 30, 2014.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

September 30, 2014

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Cash equivalents	$2,509,494	$-	$-	$2,509,494

Liabilities:	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Sugar futures contracts	$217,235	$-	$-	$217,235

December 31, 2013
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Cash equivalents	$2,366,377	$-	$-	$2,366,377

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Sugar futures contracts	$183,400	$-	$-	$183,400

Transfers into and out of each level of the fair value hierarchy for the MAR16 Sugar Contracts, for the nine months ended September 30, 2014 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Sugar future contracts	$17,405	$17,405	$17,405	$17,405	$-	$-

Transfers into and out of each level of the fair value hierarchy for the FEB15 Sugar Contracts, for the nine months ended September 30, 2013 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Sugar future contracts	$62,082	$62,082	$62,082	$62,082	$-	$-

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2014 and 2013, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, currently Newedge USA LLC, as of September 30, 2014 and December 31, 2013.

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$217,235	$-	$217,235	$-	$306,170	$88,935

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$183,400	$-	$183,400	$-	$261,687	$78,287

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2014

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
Sugar futures contracts	$(134,792)	$(222,499)

Three months ended September 30, 2013

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
Sugar futures contracts	$(113,288)	$174,888

Nine months ended September 30, 2014

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
Sugar futures contracts	$(131,409)	$(33,835)
98

Nine months ended September 30, 2013

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
Sugar futures contracts	$(398,406)	$76,855

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was 2.77 million and 2.80 million for the three and nine months ended September 30, 2014, respectively; and 2.56 million and 2.26 million for the same periods in 2013.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2014 and 2013. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Net asset value at beginning of period	$14.10	$17.81
Income from investment operations:
Investment income	-	0.01
Net realized and unrealized loss on commodity futures contracts	(0.71)	(2.43)
Total expenses	(0.21)	(0.18)
Net decrease in net asset value	(0.92)	(2.60)
Net asset value at end of period	$13.18	$15.21
Total Return	(6.52)%	(14.60)%
Ratios to Average Net Assets (Annualized)
Total expenses	7.02%	5.73%
Total expenses, net	1.90%	1.53%
Net investment loss	(1.87)%	(1.48)%

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

Note 8 – Subsequent Events

The subsequent events have been reviewed through the date of this filing.

From October 1, 2014 through November 3, 2014, there was nothing to report.

TEUCRIUM WHEAT FUND
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$25,638,957	$6,451,639
Interest receivable	1,608	450
Other assets	76,852	50,560
Equity in trading accounts:
Due from broker	5,783,936	1,253,668
Total assets	$31,501,353	$7,756,317

Liabilities
Management fee payable to Sponsor	21,244	6,092
Other liabilities	10,390	3,463
Equity in trading accounts:
Commodity futures contracts	4,439,663	698,675
Total liabilities	4,471,297	708,230

Net assets	$27,030,056	$7,048,087

Shares outstanding	2,500,004	475,004

Net asset value per share	$10.81	$14.84

Market value per share	$10.83	$14.75

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
SCHEDULE OF INVESTMENTS
September 30, 2014
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $25,638,957)	$25,638,957	94.85%	25,638,957

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAR15 (387 contracts)	$1,347,600	4.99%	$9,491,175
CBOT wheat futures MAY15 (325 contracts)	654,338	2.42	8,104,688
CBOT wheat futures DEC15 (355 contracts)	2,437,725	9.02	9,438,563
Total commodity futures contracts	$4,439,663	16.43%	$27,034,426

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
SCHEDULE OF INVESTMENTS
December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $6,451,639)	$6,451,639	91.54%	6,451,639

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY14 (81 contracts)	$208,100	2.95%	$2,478,600
CBOT wheat futures JUL14 (69 contracts)	84,750	1.20	2,127,788
CBOT wheat futures DEC14 (77 contracts)	405,825	5.76	2,465,925
Total commodity futures contracts	$698,675	9.91%	$7,072,313

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(2,915,100)	$(513,650)	$(2,329,112)	$(1,270,025)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(2,620,751)	480,925	(3,740,988)	(36,062)
Interest income	2,013	759	3,966	2,299
Total loss	(5,533,838)	(31,966)	(6,066,134)	(1,303,788)

Expenses
Management fees	57,531	17,823	113,481	47,414
Professional fees	45,502	38,214	84,169	82,045
Distribution and marketing fees	71,118	35,386	144,203	97,682
Custodian fees and expenses	4,249	1,518	6,954	4,505
Business permits and licenses fees	14,401	10,077	23,660	14,518
General and administrative expenses	5,660	13,672	18,490	21,475
Brokerage commissions	1,692	1,840	13,610	5,460
Other expenses	5,448	2,889	9,171	7,172
Total expenses	205,601	121,419	413,738	280,271

Expenses waived by the Sponsor	-	(15,933)	-	(53,483)
Reimbursement of expenses previously waived	1,335	20,149	46,302	35,520

Total expenses, net	206,936	125,635	460,040	262,308

Net loss	$(5,740,774)	$(157,601)	$(6,526,174)	$(1,566,096)

Net loss per share	$(2.96)	$(0.42)	$(4.03)	$(4.51)
Net loss per weighted average share	$(3.08)	$(0.37)	$(5.84)	$(4.45)
Weighted average shares outstanding	1,861,145	424,189	1,117,586	351,561

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Operations
Net loss	$(6,526,174)	$(1,566,096)
Capital transactions
Issuance of Shares	32,577,342	6,735,654
Redemption of Shares	(6,069,199)	(1,353,483)
Total capital transactions	26,508,143	5,382,171
Net change in net assets	19,981,969	3,816,075

Net assets, beginning of period	$7,048,087	$3,719,209

Net assets, end of period	$27,030,056	$7,535,284

Net asset value per share at beginning of period	$14.84	$21.25

At end of period	$10.81	$16.74

Creation of Shares	2,400,000	350,000
Redemption of Shares	375,000	75,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(6,526,174)	$(1,566,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	3,740,988	36,062
Changes in operating assets and liabilities:
Collateral, due from broker	(4,530,268)	(225,761)
Interest receivable	(1,158)	(232)
Other assets	(26,292)	(49,181)
Management fee payable to Sponsor	15,152	3,228
Other liabilities	6,927	3,178
Net cash used in operating activities	(7,320,825)	(1,798,802)

Cash flows from financing activities:
Proceeds from sale of Shares	32,577,342	6,735,654
Redemption of Shares	(6,069,199)	(1,353,483)
Net cash provided by financing activities	26,508,143	5,382,171

Net change in cash and cash equivalents	19,187,318	3,583,369
Cash and cash equivalents, beginning of period	6,451,639	3,356,906
Cash and cash equivalents, end of period	$25,638,957	$6,940,275

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2014
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. The Custodian is also the registrar and transfer agent for the Fund’s Shares. In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services: 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services: 0.0075% of average gross assets annually; and for administrative services: 0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distributor receives, for its services as distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location.

Currently, Newedge USA, LLC (“Newedge USA”) serves as the Fund’s clearing broker to execute and clear the Fund’s futures and provide other brokerage-related services. Newedge USA is a futures commission merchant and broker dealer registered with the U.S. Commodity Futures Trading Commission (“CFTC”) and the U.S. Securities and Exchange Commission (“SEC”), and is a member of FINRA. Newedge USA is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. For Wheat Futures Contracts Newedge is paid $8.00 per round turn.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Correction of immaterial error in previously issued financial statements.

Effective with the period ended June 30, 2014, expenses for the current and comparative periods are presented both gross and net of any expenses waived by or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Form 10-K for 2012 and 2013, have also been included in expenses and waived/reimbursed expenses in the period incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to, or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2011 to 2013, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2014 and 2013.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $25,638,957 and $6,451,639 in money market funds at September 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Due from/to Broker

The amount recorded by the Fund for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions and payables for commodities futures accounts liquidating to an equity balance on the clearing broker’s records.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund, including services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. For these services, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the Fund, for the three months ended September 30, such expenses totaled approximately $51,000 in 2014 and $20,000 in 2013; none of these amounts were waived by the Sponsor. For the nine months ended September 30, such expenses were approximately $128,000 in 2014 and $65,000 in 2013; of these amounts. $0 and approximately $300 were waived by the Sponsor in the respective periods. All asset-based fees and expenses are calculated on the prior day’s net assets.

For the nine months ended September 30, 2014 there were no expenses that had been identified on the Statements of Operations of the Fund as expenses that were waived by the Sponsor and subject to recovery in future periods.

For the year ended December 31, 2013, there were approximately $63,700 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by WEAT in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2014, asset growth and other changes experienced by WEAT enabled the Sponsor to claim reimbursement of $1,335 and $46,302 respectively from the Fund. These amounts are reflected in the statements of operations for the three and nine months ended September 30, 2014 as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were approximately $55,400 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by WEAT in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, asset growth and other changes experienced by WEAT enabled the Sponsor to claim reimbursement of $20,149 and $35,520 respectively from the Fund. These amounts are reflected in the statements of operations for the three and nine months ended September 30, 2013 as a reimbursement of previously waived expenses.

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

The Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2015 (the “DEC15 Wheat Contracts”) did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended September 30, 2014. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of September 30, 2014. The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on September 30, 2014. In addition, for portions of the three months ended June 30, 2014, the DEC15 Wheat Contracts did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of June 30, 2014. The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2014.

For the quarter ended June 30, 2013, the Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended June 30, 2013. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of June 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2013. In addition, for portions of the three months ended September 30, 2013, the "DEC14 Wheat Contracts did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of September 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on September 30, 2013. All contracts traded in an active market for the quarter ended December 31, 2013.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

September 30, 2014

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Cash equivalents	$25,638,957	$-	$-	$25,638,957

Liabilities:	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Wheat futures contracts	$2,001,938	$2,437,725	$-	$4,439,663

December 31, 2013
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Cash equivalents	$6,451,639	$-	$-	$6,451,639

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Wheat futures contracts	$698,675	$-	$-	$698,675

Transfers into and out of each level of the fair value hierarchy for the DEC15 Wheat Contracts, for the nine months ended September 30, 2014 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Wheat future contracts	$641,038	$2,437,725	$2,437,725	$641,038	$-	$-

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

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2014 and 2013, the Fund invested only in commodity futures contracts. Cleared Wheat Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract. Additionally, Other Wheat Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Wheat Interests, can generally be structured as the parties to the Wheat Interest contract desire. Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, currently Newedge USA LLC, as of September 30, 2014 and December 31, 2013.

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Wheat futures contracts	$4,439,663	$-	$4,439,663	$-	$5,783,936	$1,344,273

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Wheat futures contracts	$698,675	$-	$698,675	$-	$1,253,668	$554,993

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2014

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
Wheat futures contracts	$(2,915,100)	$(2,620,751)

Three months ended September 30, 2013

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Commodity price
Wheat futures contracts	$(513,650)	$480,925

Nine months ended September 30, 2014

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
Wheat futures contracts	$(2,329,112)	$(3,740,988)

Nine months ended September 30, 2013

Primary Underlying Risk	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity price
Wheat futures contracts	$(1,270,025)	$(36,062)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was 25.1 million and 18.8 million for the three and nine months ended September 30, 2014, respectively; and 2.56 million and 4.87 million for the same periods in 2013.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the nine months ended September 30, 2014 and 2013. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Net asset value at beginning of period	$14.84	$21.25
Income from investment operations:
Investment income	-	0.01
Net realized and unrealized loss on commodity futures contracts	(3.62)	(3.77)
Total expenses	(0.41)	(0.75)
Net decrease in net asset value	(4.03)	(4.51)
Net asset value at end of period	$10.81	$16.74
114

Total Return	(27.16)%	(21.22)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.62%	5.90%
Total expenses, net	4.03%	5.52%
Net investment loss	(4.00)%	(5.47)%

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

Note 8 – Subsequent Events

The subsequent events have been reviewed through the date of this filing. The following subsequent events transpired for the Fund:

From October 1, 2014 through November 3, 2014, the following changes occurred in Shares Outstanding: the Shares Outstanding for the Fund decreased from 2,400,004 to 2,375,004; this represents a 1.04% decrease.

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$1,583	$2,880
Other assets	12,769	8,565
Equity in trading accounts:
Investments in securities, at fair value (cost $2,462,669 and $2,585,338 as of September 30, 2014 and December 31, 2013, respectively)	1,523,364	1,884,997
Total assets	$1,537,716	$1,896,442

Liabilities
Other liabilities	710	-
Total liabilities	710	-

Net assets	$1,537,006	$1,896,442

Shares outstanding	50,002	50,002

Net asset value per share	$30.74	$37.93

Market value per share	$30.41	$34.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
SCHEDULE OF INVESTMENTS
September 30, 2014
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$376,964	24.53%	16,533
Teucrium Soybean Fund	379,006	24.66	19,781
Teucrium Sugar Fund	410,199	26.69	31,124
Teucrium Wheat Fund	357,196	23.24	33,037
Total exchange-traded funds (cost $2,462,669)	$1,523,364	99.12%

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $1,583)	$1,583	0.10%

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
SCHEDULE OF INVESTMENTS
December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$473,707	24.98%	15,458
Teucrium Soybean Fund	466,670	24.61	20,331
Teucrium Sugar Fund	484,838	25.57	34,374
Teucrium Wheat Fund	459,782	24.24	30,987
Total exchange-traded funds (cost $2,585,338)	$1,884,997	99.40%

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $2,880)	$2,880	0.15%

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Realized and unrealized loss on trading of securities:
Realized loss on securities	$(28,927)	$(40,341)	$(113,361)	$(68,970)
Net change in unrealized appreciation or depreciation on securities	(333,675)	(42,823)	(238,964)	(317,072)
Interest income	-	(3)	(5)	(6)
Total loss	(362,602)	(83,167)	(352,330)	(386,048)

Expenses
Professional fees	24,939	3,826	32,231	12,272
Distribution and marketing fees	5,269	5,489	18,109	28,340
Custodian fees and expenses	557	24	1,506	68
Business permits and licenses fees	-	3,098	19,000	12,514
General and administrative expenses	665	792	8,606	3,834
Brokerage commissions	-	20	-	82
Other expenses	218	270	727	1,047
Total expenses	31,648	13,519	80,179	58,157

Expenses waived by the Sponsor	(29,470)	(10,914)	(73,073)	(49,873)
Reimbursement of expenses previously waived	-	-	-	-

Total expenses, net	2,178	2,605	7,106	8,284

Net loss	$(364,780)	$(85,772)	$(359,436)	$(394,332)

Net loss per share	$(7.29)	$(1.71)	$(7.19)	$(7.88)
Net loss per weighted average share	$(7.30)	$(1.72)	$(7.19)	$(7.89)
Weighted average shares outstanding	50,002	50,002	50,002	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Operations
Net loss	$(359,436)	$(394,332)
Net change in net assets	(359,436)	(394,332)

Net assets, beginning of period	$1,896,442	$2,436,721

Net assets, end of period	$1,537,006	$2,042,389

Net asset value per share at beginning of period	$37.93	$48.73

At end of period	$30.74	$40.85

Creation of Shares	-	-
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(359,436)	$(394,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation on securities	238,964	317,072
Changes in operating assets and liabilities:
Net purchases and sales of investments in securities, at fair value	122,669	79,976
Other assets	(4,204)	(6,457)
Other liabilities	710	(489)
Net cash used in operating activities	(1,297)	(4,230)

Net change in cash and cash equivalents	(1,297)	(4,230)
Cash and cash equivalents, beginning of period	2,880	6,419
Cash and cash equivalents, end of period	$1,583	$2,189

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2014
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. The Custodian is also the registrar and transfer agent for the Fund’s Shares. The Custodian also acts as a broker for some, but not all, of the equity transactions related to the purchase and sale of the Underlying Funds for TAGS. In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services: 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services: 0.0075% of average gross assets annually; and for administrative services: 0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distributor receives, for its services as distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location.

Currently, Newedge USA, LLC (“Newedge USA”) serves as the Fund’s clearing broker to execute and clear the Fund’s futures and provide other brokerage-related services. Newedge USA is a futures commission merchant and broker dealer registered with the U.S. Commodity Futures Trading Commission (“CFTC”) and the U.S. Securities and Exchange Commission (“SEC”), and is a member of FINRA. Newedge USA is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. For Corn, Soybean, Sugar and Wheat Futures Contracts, those that are held by the Underlying Funds, Newedge is paid $8.00 per round turn.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Correction of immaterial error in previously issued financial statements

Effective with the period ended June 30, 2014, expenses for the current and comparative periods are presented both gross and net of any expenses waived by or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Form 10-K for 2012 and 2013, have also been included in expenses and waived/reimbursed expenses in the period incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to, or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 and 2013, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2014 and December 31, 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the periods ended September 30, 2014 and 2013.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $1,583 and $2,880 in money market funds at September 30, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Fund pays no direct management fees to the Sponsor. The Underlying Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum; these fees are recognized in the statements contained in this Form 10-Q for each of the Underlying Funds. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses for services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. Certain aggregate expenses common to all Funds are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the Fund, for the three months ended September 30, such expenses totaled approximately $4,000 in 2014 and $3,000 in 2013; all of these amounts were waived by the Sponsor. For the nine months ended September 30, such expenses were approximately $14,000 in 2014 and $16,000 in 2013; all of these amounts were waived by the Sponsor. All asset-based fees and expenses are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion. Effective January 1, 2013, the Sponsor has stated that it will accrue expenses such that the total expense ratio of the Fund is 0.5% of net assets.

For the nine months ended September 30, 2014 there were $73,073 of expenses that had been identified on the Statements of Operations of the Fund as expenses that were waived by the Sponsor and subject to recovery in future periods. The Sponsor has determined that there will be no recovery sought for these amounts in any future period.

For the year ended December 31, 2013, there were approximately $6,300 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by TAGS in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

September 30, 2014

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Exchange-traded funds	$1,523,364	$-	$-	$1,523,364
Cash equivalents	1,583	-	-	1,583
Total	$1,524,947	$-	$-	$1,524,947
December 31, 2013
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Exchange-traded funds	$1,884,997	$-	$-	$1,884,997
Cash equivalents	2,880	-	-	2,880
Total	$1,887,877	$-	$-	$1,887,877
127

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2014 and 2013. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Net asset value at beginning of period	$37.93	$48.73
Income from investment operations:
Investment income	-	-
Net realized and unrealized loss on commodity futures contracts	(7.05)	(7.71)
Total expenses	(0.14)	(0.17)
Net decrease in net asset value	(7.19)	(7.88)
Net asset value at end of period	$30.74	$40.85
Total Return	(18.95)%	(16.17)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.65%	3.52%
Total expenses, net	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%

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

Note 7 – Subsequent Events

The subsequent events have been reviewed through the date of this filing.

From October 1, 2014 through November 3, 2014, there was nothing to report.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2014, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (2,190 contracts, MAR15)	$36,518,250	35%
CBOT Corn Futures (1,832 contracts, MAY15)	31,327,200	30
CBOT Corn Futures (1,992 contracts, DEC15)	36,528,300	35

Total at September 30, 2014	$104,373,750	100%

NAGS Benchmark Component Futures Contracts	Notional Value	Weight (%)
NYMEX Natural Gas Futures (7 contracts, MAR15)	$290,850	24%
NYMEX Natural Gas Futures (8 contracts, APR15)	309,840	26
NYMEX Natural Gas Futures (8 contracts, OCT15)	313,760	26
NYMEX Natural Gas Futures (7 contracts, NOV15)	280,840	24

Total at September 30, 2014	$1,195,290	100%

CRUD Benchmark Component Futures Contracts	Notional Value	Weight (%)
WTI Crude Oil Futures (8 contracts, DEC14)	$722,160	36%
WTI Crude Oil Futures (7 contracts, JUN15)	616,210	30
WTI Crude Oil Futures (8 contracts, DEC15)	696,480	34

Total at September 30, 2014	$2,034,850	100%
131

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (33 contracts, JAN15)	$1,520,063	35%
CBOT Soybean Futures (27 contracts, MAR15)	1,255,163	29
CBOT Soybean Futures (33 contracts, NOV15)	1,546,875	36

Total at September 30, 2014	$4,322,101	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)%
ICE Sugar Futures (49 contracts, MAY15)	$951,947	35
ICE Sugar Futures (42 contracts, JUL15)	795,917	30
ICE Sugar Futures (45 contracts, MAR16)	910,728	35

Total at September 30, 2014	$2,622,592	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)%
CBOT Wheat Futures (387 contracts, MAR15)	$9,491,175	35
CBOT Wheat Futures (325 contracts, MAY15)	8,104,688	30
CBOT Wheat Futures (355 contracts, DEC15)	9,438,563	35

Total at September 30, 2014	$27,034,426	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)%
Shares of Teucrium Corn Fund	$376,964	25
Shares of Teucrium Soybean Fund	379,006	25
Shares of Teucrium Wheat Fund	357,196	23
Shares of Teucrium Sugar Fund	410,199	27

Total at September 30, 2014	$1,523,365	100%

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

Performance Summary

This report covers the period from January 1, 2014 to September 30, 2014, for each Fund. Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2012 and 2013, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived.

Consistent treatment has been applied to expenses which have been waived by the Sponsor in the nine months ended September 30, 2014. For NAGS, CRUD, SOYB, CANE, and TAGS, the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived through the nine months ended September 30, 2014. There were no expenses waived by the Sponsor for CORN and WEAT for the nine months ended September 30, 2014. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

CORN Per Share Operation Performance
Net asset value at beginning of period	$30.64
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(6.98)
Total expenses	(0.87)
Net decrease in net asset value	(7.84)
Net asset value end of period	$22.80
Total Return	(25.59)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.44%
Total expenses, net	3.89%
Net investment loss	(3.85)%

NAGS Per Share Operation Performance
Net asset value at beginning of period	$11.82
Income from investment operations:
Investment income	-
Net realized and unrealized gain on commodity futures contracts	0.49
Total expenses	(0.14)
Net increase in net asset value	0.35
Net asset value at end of period	$12.17
Total Return	2.96%
Ratios to Average Net Assets (Annualized)
Total expenses	8.95%
Total expenses, net	1.48%
Net investment loss	(1.45)%

CRUD Per Share Operation Performance
Net asset value at beginning of period	$40.98
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(0.33)
Total expenses	(0.55)
135

Net decrease in net asset value	(0.87)
Net asset value at end of period	$40.11
Total Return	(2.12)%
Ratios to Average Net Assets (Annualized)
Total expenses	7.51%
Total expenses, net	1.74%
Net investment loss	(1.71)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$22.95
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.92)
Total expenses	(0.88)
Net decrease in net asset value	(3.79)
Net asset value at end of period	$19.16
Total Return	(16.51)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.77%
Total expenses, net	4.98%
Net investment loss	(4.95)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$14.10
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(0.71)
Total expenses	(0.21)
Net decrease in net asset value	(0.92)
Net asset value at end of period	$13.18
Total Return	(6.52)%
Ratios to Average Net Assets (Annualized)
Total expenses	7.02%
Total expenses, net	1.90%
Net investment loss	(1.87)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$14.84
Income from investment operations:
Investment income	-
Net realized and unrealized loss on commodity futures contracts	(3.62)
Total expenses	(0.41)
Net decrease in net asset value	(4.03)
Net asset value at end of period	$10.81
Total Return	(27.16)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.62%
Total expenses, net	4.03%
Net investment loss	(4.00)%
136

TAGS Per Share Operation Performance
Net asset value at beginning of period	$37.93
Income from investment operations:
Investment income	-
Net realized and unrealized loss on investment transactions	(7.05)
Total expenses	(0.14)
Net decrease in net asset value	(7.19)
Net asset value at end of period	$30.74
Total Return	(18.95)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.65%
Total expenses, net	0.50%
Net investment loss	(0.50)%

The performance of each Fund for the period January 1, 2014 to September 30, 2014 and the exchange-traded Shares are detailed below in “Results of Operations.” Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust. All Funds operated for the entirety of the periods included below.

The discussion below addresses the material changes in the results of operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2012 and 2013, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. Consistent treatment has been applied to expenses which have been waived by the Sponsor in the nine months ended September 30, 2014. For NAGS, CRUD, SOYB, CANE and TAGS, the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived through the nine months ended September 30, 2014. There were no expenses waived by the Sponsor for CORN and WEAT for the nine months ended September 30, 2014. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

For the year ended December 31, 2013, there were approximately $590,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Funds in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2014, asset growth and other changes experienced by certain Funds enabled the Sponsor to claim reimbursement, respectively, of $8,559 and $379,753 from those Funds, specifically, $6,997 and $308,312 from CORN, $227 and $25,139 from SOYB and $1,335 and $46,302 from WEAT. These amounts are reflected in the combined statements of operations for the three and nine months ended September 30, 2014 as a reimbursement of a previously waived expense for the Funds from which there was recovery in 2014. There was no recovery of amounts from the other Funds. There is no remaining balance subject to possible reimbursement in 2014.

For the year ended December 31, 2012, there were approximately $560,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Funds in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, asset growth and other changes experienced by certain Funds enabled the Sponsor to claim reimbursement, respectively of $174,269 and $364,123 from those Funds, specifically $133,971 and $291,807 from CORN, $20,149 and $36,796 from SOYB and $20,149 and $35,520 from WEAT. These amounts are reflected in the combined statements of operations for the three and nine months ended September 30, 2013 as a reimbursement of previously waived expenses for the Funds from which there was recovery in 2013. There was no recovery of amounts from the other Funds.

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

For the period ended September 30, 2014, the Fund had total losses of $(22,866,226) for the quarter ended and $(23,800,435) for the nine months ended, compared to total losses of $(5,484,081) for the quarter ended and $(9,762,906) for the nine months ended September 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund decreased from $33.45 on September 30, 2013, $30.64 on December 31, 2013, and $29.49 on June 30, 2014 to $22.80 on September 30, 2014. The NAV per share in the three months ended September 30, 2013 had decreased $5.25, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The changes in the NAV per share when compared to the periods ending September 30, 2013, December 31, 2013, and June 30, 2014 have been driven principally by updates to the USDA’s outlook for global corn prices, supply and demand. In general, the USDA’s estimates of corn production in the United States for the crop years 2013-14 and 2014-15 are significantly improved over 2012-2013 production which was impacted by the drought in the Midwest. A summary of the USDA’s most recent monthly report, which was released on October 10, 2014 is presented in the Market Outlook section of this filing.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended September 30, 2014, were $821,238 compared to $810,073 for the quarter ended September 30, 2013 and were $2,363,376 compared to $2,214,345 for the nine months ended September 30, 2013. This increase of $11,165 for the quarter, year over year, was driven principally by increases in the management fees, distribution and marketing fees and brokerage commissions with a significant decrease in professional fees; other expense categories remained generally flat or had slight decreases. The $120,059 increase in the management fee was a result of higher average assets under management in the 2014 period than in 2013. The $168,787 or 73% decrease in professional fees was the result of decreases in the daily expense accruals, compared to 2013, to account for reduced reimbursements in the quarter in fees for auditing, tax preparation and legal services apportioned to the Fund. The $47,556 or 14% increase in distribution and marketing fees is a result of an increase in the daily expense accruals to account for differences in the timing of certain payments compared to the prior year. The $35,131 or 283% increase in brokerage commissions is the result of an increase in contracts purchased and rolled due to higher assets under management. The increase of $149,031 for the nine months, year over year, was driven principally by increases in the management fee and general and administrative expenses with other expense categories remaining generally flat or having decreases. The $377,911 increase in the management fee was a result of higher average assets under management in the 2014 period than in 2013. The $244,790 or 47% decrease in professional fees was the result of decreases in the daily expense accruals, compared to 2013, to account for reduced reimbursements in the quarter in fees for auditing, tax preparation and legal services apportioned to the Fund. The increase in general and administrative expenses is the result of increased insurance payments and printing expenses on behalf of the Fund. The increase in brokerage commissions in the current period reflects the Sponsor’s most current estimate, taking into account contract rolls and takes into account the increase in contracts purchased and rolled due to higher assets under management. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three and nine month periods ended September 30, 2014 there were no expenses which generally would have been paid by the Fund but were waived by the Sponsor. For the three and nine month periods ended September 30, 2013, there were $106,562 and $319,686 of expenses waived by the Sponsor, the recovery of which is discussed below.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the quarter ended September 30, 2014, were $828,235 compared to $837,482 for the quarter ended September 30, 2013 and $2,671,688 compared to $2,186,466 for the nine months ended September 30 2014 and 2013, respectively.

The total expense ratio gross of expenses waived by the Sponsor for the nine month period ended September 30, 2014 was 3.44% while it was 7.20% for the period ended September 30, 2013. The total expense ratio net of expenses waived by the Sponsor for the nine month period ended September 30, 2014 was 3.89% while it was 7.11% for the period ended September 30, 2013. This lower expense ratio was driven by a significant increase in average net assets, offset partially by an increase in total expenses. Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

For the year ended December 31, 2013, there were approximately $425,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2014, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $6,997 and $308,312 respectively from the Fund. These amounts are reflected in the statements of operations for the three and nine months ended September 30, 2014 as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were approximately $426,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $133,971 and $291,807 respectively from the Fund. These amounts are reflected in the statements of operations for the three and nine months ended September 30, 2013 as a reimbursement of previously waived expenses.

Shares outstanding increased by approximately 210% period over period from 1,475,004 on September 30, 2013 to 4,575,004 on September 30, 2014, and by 74% from 2,625,004 on June 30, 2014. The average shares outstanding for the nine month period ending September 30, 2014 increased by approximately 200% over the same period last year. Shares outstanding increased by 3,025,000 or 195% from December 31, 2013 to September 30, 2014.

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

For the period ended September 30, 2014, the Fund had a total loss of $(103,989) for the quarter ended and total income of $162,100 for the nine months ended, compared to total losses of $(59,346) for the quarter ended and $(93,116) for the nine months ended September 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund was $12.17 on September 30, 2014 and increased from $10.93 on September 30, 2013 and $11.82 on December 31, 2013, but decreased slightly from $13.26 on June 30, 2014. The NAV per share in the three months ended September 30, 2013 had decreased $0.24, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

In general, the price of Natural Gas Futures had been generally falling since early 2011, reaching a multi-year low before stabilizing in the spring of 2012. After peaking for the season in the spring 2013, the price of Natural Gas Futures fell as the cold weather season ended and inventories increased bottoming in the late summer of 2013. Since then, the winter proved to be colder and longer in the eastern U.S. than average and spot month prices moved to a five-year high in early 2014, but fell again with the end of the heating season in the spring of 2014. Price changes in the upcoming months will be driven principally by U.S. weather conditions going into the fall and winter.

On July 29, 2011, the Sponsor filed a Form 8-K with the SEC which stated that effective August 1, 2011, the Sponsor has agreed to voluntarily cap the management fee and expenses of NAGS at 1.5% per annum of the daily net assets of the Fund. Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the quarter and nine months ended September 30, 2014 were $4,416 and $17,628 respectively; total expenses for the same periods in 2013 were $12,444 and $41,113. The total expense ratio net of expenses waived by the Sponsor for both these nine month periods was approximately 1.50% as outlined in the July 29, 2011 8-K.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarter and nine months ended September 30, 2014, the Sponsor waived fees of $34,052 and $89,249. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived through the nine months ended September 30, 2014. For the same periods in 2013, these amounts were $21,315 and $65,578.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the quarter and nine months ended September 30, 2014 were $38,468 and $106,877 respectively; total expenses for the same periods in 2013 were $33,759 and $106,691. The total expense ratio gross of expenses waived by the Sponsor for these nine month periods was 8.91% in 2014 and 3.81% in 2013. Of the total gross expenses in the quarter and nine month ending September 30, 2013, $8,459 and $27,999 respectively were attributable to payment of the management fee to the Sponsor; the management fee for the quarter and nine months ended September 30, 2014 was $3,070 and $11,504. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

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

For the year ended December 31, 2013, there were approximately $15,400 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by NAGS in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

Shares outstanding on September 30, 2014 were 100,004, down 67% from the September 30, 2013 balance of 300,004, and down 50,000 from the balance on December 31, 2013. The Fund has the minimum number of shares outstanding, and there can be no further redemption orders until there is a creation order.

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

For the period ended September 30, 2014, the Fund had total losses of $(223,585) for the quarter ended and $(16,182) for the nine months ended, compared to total income of $127,409 for the quarter ended and $108,571for the nine months ended September 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund, which was $40.11 on September 30, 2014, decreased from $41.59 on September 30, 2013, $40.98 on December 31, 2013, and $44.75 on June 30, 2014. The NAV per share in the three months ended June 30, 2013 had increased $2.39, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

In general, the price of WTI Crude Oil increased over the last half of 2013 and then remained range-bound between $92 and $107 per barrel until late in the third quarter of 2014 when concerns over global economic growth and increased U.S. production and inventories prompted a decrease in price.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) were $38,294 and $118,038 for the three and nine months ended September 30, 2014, respectively; total expenses for the same periods in 2013 were $26,118 and $82,312. The total expense ratio gross of expenses waived by the Sponsor for these nine month periods was 7.51% in 2014 and 5.44% in 2013. Of the total expenses in the quarter and nine month ending September 30, 2013, $5,230 and $15,230 respectively were attributable to payment of the management fee to the Sponsor; the management fee for the quarter and nine months ended September 30, 2014 was $5,219 and $15,619. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarter and nine months ended September 30, 2014, the Sponsor waived fees of $29,985 and $90,646; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived through the nine months ended September 30, 2014. For the same periods in 2013, these amounts were $18,209 and $59,637.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the quarter and nine months ended September 30, 2014 were $8,309 and $27,392 respectively; total expenses for the same periods in 2013 were $7,909 and $22,675. The total expense ratio net of expenses waived by the Sponsor for these nine month periods was 1.74% in 2014 and 1.50% in 2013.

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

For the year ended December 31, 2013, there were approximately $6,600 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CRUD in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

Shares outstanding remained constant at 50,002 for the periods ended September 30, 2013 through September 30, 2014; this represents a minimum level of shares outstanding for the Fund, and there can be no further redemption orders until there is a creation order.

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

For the period ended September 30, 2014, the Fund had total losses of $(945,445) for the quarter ended and $(687,444) for the nine months ended, compared to total losses of $(4,165) for the quarter ended and $(23,866) for the nine months ended September 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund decreased from $23.25 on September 30, 2013, $22.95 on December 31, 2013 and $24.15 on June 30, 2014, to $19.16 on September 30, 2014. The NAV per share in the three months ended September 30, 2013 had decreased $0.47, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The change in the NAV per share when compared to the period ending September 30, 2013 has been driven principally by updates to the USDA’s outlook for soybean prices, supply and demand. In general, the USDA’s estimates of soybean production in the United States for the crop year 2013-14 and 2014-15 are improved over 2012-2013 production which was impacted by the drought in the Midwest. A summary of the USDA’s most recent monthly report, which was released on October 10, 2014, is presented in the Market Outlook section of this filing.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) were $88,832 compared to $118,335 for the quarters ended September 30, 2014 and September 30, 2013 and $183,864 compared to $306,045 for the nine months ended September 30. This decrease of $29,503 for the quarter, year over year, was driven principally by decreases in the management fee, distribution and marketing fees, and general administrative expenses somewhat offset by increases in professional fees. Other expense categories remained generally flat. The $6,000 decrease in the management fee was a result of lower average assets under management in the 2014 period than in 2013. The $20,265 or 57% decrease in marketing and distribution fees and the decrease in general and administrative expenses of $11,530 or 81% are a result of expense reduction efforts undertaken by the Sponsor and lower average net assets relative to the other Funds than in 2013. The increase of $11,964 or 32% in professional fees is a result of an increase in the daily expense accruals to account for increases in fees for auditing, tax preparation and legal services apportioned to the Fund as well as an increase in expenses for these services which have been waived by the Sponsor.

The decrease of $122,181 in total expenses, year over year, was driven principally by decreases in the management fee, $17,400 and distribution and marketing fees, $83,313. The decrease in the management fee was a result of lower average assets under management in the 2014 period than in 2013. The decrease in distribution and marketing fees is the result of expense reduction efforts undertaken by the Sponsor and lower assets under management relative to the other Funds. The $3,933 decrease in brokerage commissions in the current period reflects the Sponsor’s most current estimate, taking into account contract rolls. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three and nine month periods ended September 30, 2014 there were $50,244 of expenses which generally would have been paid by the Fund but were waived by the Sponsor; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived through the nine months ended September 30, 2014. For the three and nine month periods ended September 30, 2013, there were $15,122 and $51,051 of expenses waived by the Sponsor, the recovery of which is discussed below.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the quarter ended September 30, 2014, were $38,815 compared to $123,362 for the quarter ended September 30, 2013 and $158,759 compared to $291,790 for the nine months ended September 30 2014 and 2013, respectively.

The total expense ratio gross of expenses waived by the Sponsor for the nine month period ended September 30, 2014 was 5.77% while it was 6.22% for the period ended September 30, 2013. The total expense ratio net of expenses waived by the Sponsor for the nine month period ended September 30, 2014 was 4.98% while it was 5.93% for the period ended September 30, 2013. Effective June 1, 2014, the Sponsor has targeted an annualized expense ratio of 2.80%, excluding the management fee, which should reduce further the annual expense ratio from the nine-month levels.

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

For the year ended December 31, 2013, there were approximately $60,500 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by SOYB in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2014, asset growth and other changes experienced by SOYB enabled the Sponsor to claim reimbursement of $227 and $25,139 respectively from the Fund. These amounts are reflected in the statements of operations for the three and nine months ended September 30, 2014 as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were approximately $65,300 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by SOYB in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, asset growth and other changes experienced by SOYB enabled the Sponsor to claim reimbursement of $20,149 and $36,796 respectively from the Fund. These amounts are reflected in the statements of operations for the three and nine months ended September 30, 2013 as a reimbursement of previously waived expenses.

Shares outstanding decreased by approximately 18% period over period from 275,004 on September 30, 2013 to 225,004 on September 30, 2014, increased by 29% compared to December 31, 2013 and were constant to June 30, 2014.

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

For the period ended September 30, 2014, the Fund had total losses of $(357,110) for the quarter ended and $(164,605) for the nine months ended, compared to total income of $61,872 for the quarter ended and a total loss of $(320,675) for the nine months ended September 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund decreased from $15.21 on September 30, 2013, $14.10 on December 31, 2013 and $15.03 on June 30, 2014, to $13.18 on September 30, 2014. The NAV per share in the three months ended September 30, 2013 had increased $0.29, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

This change in the NAV year over year has been driven principally by estimates for the Brazilian sugar cane crop for the current year and the weather forecasts for El Nino; the change in the price of sugar futures contracts, however, has generally stabilized. Brazil continues to be the largest producer of sugar cane.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the quarter and nine months ended September 30, 2014 were $50,196 and $144,719 respectively; total expenses for the same periods in 2013 were $30,672 and $103,955. The total expense ratio gross of expenses waived by the Sponsor for these nine month periods was 7.02% in 2014 and 5.73% in 2013. Of the total expenses in the quarter and nine month ending September 30, 2013, $5,821 and $17,421 respectively were attributable to payment of the management fee to the Sponsor; the management fee for the quarter and nine months ended September 30, 2014 was $7,066 and $20,566. For the quarter the largest increase in expenses year over year was in professional fees which increased by $18,516 or 126%. This is a result of an increase in the daily expense accruals to account for increases in fees for auditing, tax preparation and legal services apportioned to the Fund as well as an increase in expenses for these services which have been waived by the Sponsor. For the nine months the increase in expenses year over year was driven principally by professional fees which increased by $19,969 or 52% and general and administrative expenses which increased by $7,417 or 185%. The increase in professional fees is a result of an increase in the daily expense accruals to account for increases in fees for auditing, tax preparation and legal services apportioned to the Fund. The increase in general and administrative expenses is a result of increases in the daily expense accruals to reflect increases in insurance and printing costs.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarter and nine months ended September 30, 2014, the Sponsor waived fees of $37,600 and $105,474; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived through the nine months ended September 30, 2014. For the same periods in 2013, these amounts were $21,066 and $76,263.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the quarter and nine months ended September 30, 2014 were $12,596 and $39,245 respectively; total expenses for the same periods in 2013 were $9,606 and $27,692. The total expense ratio net of expenses waived by the Sponsor for these nine month periods was 1.90% in 2014 and 1.53% in 2013.

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

For the year ended December 31, 2013, there were approximately $12,200 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CANE in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

Shares outstanding increased by approximately 14% period over period from 175,004 on September 30, 2013 and December 31, 2013 to 200,004 on September 30, 2014; shares outstanding were constant compared to June 30, 2014.

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

For the period ended September 30, 2014, the Fund had total losses of $(5,533,838) for the quarter ended and $(6,066,134) for the nine months ended, compared to total losses of $(31,966) for the quarter ended and $(1,303,788) for the nine months ended September 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund decreased from $16.74 on September 30, 2013, $14.84 on December 31, 2013, and $13.77 on June 30, 2014 to $10.81 on September 30, 2014. The NAV per share in the three months ended June 30, 2013 had decreased $0.42, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

The changes in the NAV per share when compared to the periods ending September 30, 2013 and December 31, 2013 have been driven principally by updates to the USDA’s outlook for global wheat prices, supply and demand. In general, the USDA’s estimates of wheat production worldwide for the crop years 2013-14 and 2014-15 are significantly improved over 2012-2013 production which was impacted by the unfavorable weather conditions. A summary of the USDA’s most recent monthly report, which was released on October 10, 2014, is presented in the Market Outlook section of this filing.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended September 30, 2014, were $205,601 compared to $121,419 for the quarter ended September 30, 2013 and $413,738 compared to $280,271 for the nine months ended September 30, 2013. This increase of $84,182 for the quarter, year over year, was driven by increases in the management fee, professional fees, and distribution and marketing fees, with other expense categories remaining generally flat or having slight decreases. Much of the increase is driven by an increase in net assets relative to the other Funds. The $39,708 increase in the management fee was a result of higher average assets under management in the 2014 period than in 2013. The $7,288 or 19% increase in professional fees is a result of an increase in the daily expense accruals to account for increases in fees for auditing, tax preparation and legal services. The increase in distribution and marketing fees is the result of an increase in relative net assets.

The increase in total expenses of $133,467 for the nine months, year over year, was driven principally by increases in the management fee, brokerage fees and distribution and marketing fees with other expense categories remaining generally flat. The approximately $66,067 increase in the management fee was a result of higher average assets under management in the 2014 period than in 2013. The increase in distribution and marketing fees is the result of an increase in net assets relative to the other Funds. The increase in brokerage commissions in the current period reflects the Sponsor’s most current estimate, taking into account contract rolls. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three and nine month periods ended September 30, 2014 there were no expenses which generally would have been paid by the Fund but were waived by the Sponsor. For the three and nine month periods ended September 30, 2013, there were $15,933 and $53,483 of expenses waived by the Sponsor, the recovery of which is discussed below.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the quarter ended September 30, 2014, were $206,936 compared to $125,635 for the quarter ended September 30, 2013 and $460,040 compared to $262,308 for the nine months ended September 30 2014 and 2013, respectively.

The total expense ratio gross of expenses waived by the Sponsor for the nine month period ended September 30, 2014 was 4.30% while it was 5.90% for the period ended September 30, 2013. The total expense ratio net of expenses waived by the Sponsor for the nine month period ended September 30, 2014 was 4.03% while it was 5.52% for the period ended September 30, 2013. This lower expense ratio net of expenses waived by the Sponsor was driven by a significant increase in average net assets, offset partially by an increase in total expenses. In addition, effective June 1, 2014, the Sponsor has targeted the annualized expense ratio of 2.80%, excluding the management fee, which should reduce further the annual expense ratio from the nine-month levels Other than the management fee payable to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the net expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

For the year ended December 31, 2013, there were approximately $63,700 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by WEAT in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2014, asset growth and other changes experienced by WEAT enabled the Sponsor to claim reimbursement of $1,335 and $46,302 respectively from the Fund. These amounts are reflected in the statements of operations for the three and nine months ended September 30, 2014 as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were approximately $55,400 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by WEAT in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, asset growth and other changes experienced by WEAT enabled the Sponsor to claim reimbursement of $20,149 and $35,520 respectively from the Fund. These amounts are reflected in the statements of operations for the three and nine months ended September 30, 2013 as a reimbursement of previously waived expenses.

Shares outstanding increased by 2,050,000 or 456% period over period from 450,004 on September 30, 2013 to 2,500,004 on September 30, 2014. Shares outstanding increased by 2,025,000 from December 31, 2013 to September 30, 2014. This increase in shares was driven by a variety of factors, in the opinion of the Sponsor, including global geo-political events and global weather conditions.

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

For the period ended September 30, 2014, the Fund had total losses of $(362,602) for the quarter ended and $(352,330) for the nine months ended, compared to total losses of $(83,167) for the quarter ended and $(386,048) for the nine months ended September 30, 2013. The change in total income was driven by a change in the value of the underlying commodity contracts which generated realized and unrealized losses or income. The NAV per share of the Fund decreased from $40.85 on September 30, 2013, $37.93 on December 31, 2013, and $38.03 on June 30, 2014 to $30.74 on September 30, 2014. The NAV per share in the three months ended September 30, 2013 had decreased $1.71, a change which is reflected in the income for that quarter. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

This change in the NAVs of the Underlying Funds has been driven principally by updates to the USDA’s outlook for corn, soybean and wheat prices, supply and demand. Summaries of the USDA’s most recent monthly report for corn, soybeans and wheat, which was released on October 10, 2014, are presented in the Market Outlook section of this filing.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the quarter and nine months ended September 30, 2014 were $31,648 and $80,179 respectively; total expenses for the same periods in 2013 were $13,519 and $58,157. The $21,113 or 552% increase in professional fees for the quarter, year over year, is a result of an increase in the daily expense accruals to account for increases in fees for auditing, tax preparation and legal services, as well as an increase in expenses for these services which have been waived by the Sponsor. The total expense ratio gross of expenses waived by the Sponsor for these nine month periods was 5.65% in 2014 and 3.52% in 2013.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the quarter and nine months ended September 30, 2014, the Sponsor waived fees of $29,470 and $73,073; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived through the nine months ended September 30, 2014. For the same periods in 2013, these amounts were $10,914 and $49,873.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the quarter and nine months ended September 30, 2014 were $2,178 and $7,106 respectively; total expenses for the same periods in 2013 were $2,605 and $8,284. The total expense ratio net of expenses waived by the Sponsor for these nine month periods was 0.50% in 2014 and 2013.

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

For the year ended December 31, 2013, there were approximately $6,300 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by TAGS in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three and nine months ended September 30, 2013, the Sponsor received no subsequent reimbursement for the expenses.

Shares outstanding remained constant at 50,002 for the periods ended September 30, 2014, December 31, 2013 and September 30, 2013; this represents a minimum level of shares outstanding for the Fund, and there can be no further redemption orders until there is a creation order.

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

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2013-14, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 37% of all the corn globally; about 84% of the U.S. produced corn will be sold domestically, while approximately 11% will be exported.  For 2014-2015, consumption of 973.1 Million Metric Tons (MMT) is expected to be surpassed by global production of 990.7 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia.

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

On October 10, 2014, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2014-15. The USDA has projected the yield to be 174.2 bushels per acre for the U.S, a significant increase over prior years, with 90.9 million acres planted and 83.1 million harvested. The total domestic supply of corn for 2014-15 is projected to increase in the U.S. to 15,736 million bushels; usage for the crop year is projected to increase slightly to 13,655 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory will increase significantly from last year to 2,081 million bushels for 2014-15.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 55.6 days, up significantly from the 27.0 days for 2012-2013 and 33.3 for 2013-14.

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

In general, the price of Natural Gas Futures had been generally falling since early 2011, reaching a multi-year low before stabilizing in the spring of 2012. After peaking for the season in the spring 2013, the price of Natural Gas Futures fell as the cold weather season ended and inventories increased bottoming in the late summer of 2013. Since then, the winter proved to be colder and longer in the eastern U.S. than average and spot month prices moved to a five-year high in early 2014, but fell again with the end of the heating season in the spring of 2014. Price changes in the upcoming months will be driven principally by U.S. weather conditions going into the fall and winter.

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

In general, the price of WTI Crude Oil increased over the last half of 2013 and then remained range-bound between $92 and $107 per barrel until late in the 3rd quarter of 2014 when concerns over global economic growth and increased U.S. production and inventories prompted a decrease in price.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China.  The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2013-2014, the United States will produce approximately 89.5 MMT of soybeans or approximately 31% of estimated world production, with Brazil production equaling that of the U.S. Argentina is projected to produce about 19%. For 2014-2015, consumption of 284.3 Million Metric Tons (MMT) is expected to be surpassed by global production of 311.2 MMT.  If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On October 10, 2014, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2014-15. For the United States for 2014-15, the USDA has projected the yield to be 47.1 bushels per acre for the U.S, an increase over prior years, with 84.2 million acres planted and 83.4 harvested. The total domestic supply of soybeans for 2014-15 is projected to increase in the U.S. to 4,034 million bushels; usage for that crop year is projected to increase to 3,583 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory will increase significantly to 450 million bushels in 2014-15, a level approximately four times that of 2013-14.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 45.8 days for 2014-15, compared to only 9.7 for 2013-14.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union and India.  The United States Department of Agriculture (“USDA”) estimates that for 2013-2014, that the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 8% of the global production, with almost half of that being exported. For 2014-2015, consumption of 714.1 MMT is estimated to be surpassed by production of 721.1 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On October 10, 2014, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2014-15. For 2014-15, the USDA has projected the yield to fall to 43.8 bushels per acre for the U.S from the 47.1 estimated for 2013-14. The USDA estimates that the U.S. will have 56.8 million acres planted and 46.5 harvested. The total domestic supply of wheat for 2014-15 is estimated to decrease to 2,795 million bushels with total usage, including exports, forecast at 2,141 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will increase from the 590 million bushels in 2013-14 to 654 million bushels for 2014-15.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 111.5 days for 2014-15, up from the 88.5 days for 2013-14.

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
153

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
154

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

Management believes that as of September 30, 2014 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

Off Balance Sheet Financing

As of September 30, 2014, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2014 through September 30, 2014 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

Frequency Distribution of Premiums and Discounts: NAV versus the 4pm Bid/Ask Midpoint on the NYSE Arca

CORN

The performance data above for the Teucrium Corn Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted. The NAV reflected on this graph has been adjusted for March 31, 2013, when Corn Futures Contracts traded on the CBOT which were due to settle on July 12, 2013 (the “JUL13 Corn Contracts”) were in a “limit down” condition, and, in the opinion of the Trust and the Fund, the reported value at the close of market on that day did not fairly value the JUL13 Corn Contracts held by CORN. Therefore, the Trust and the Fund used alternative verifiable sources to value the JUL13 Corn Contracts on March 31, 2013 and the NAV of the Fund for that date.

NAGS

The performance data above for the Teucrium Natural Gas Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CRUD

The performance data above for the Teucrium WTI Crude Oil Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

SOYB

The performance data above for the Teucrium Soybean Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

CANE

The performance data above for the Teucrium Sugar Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

WEAT

The performance data above for the Teucrium Wheat Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

TAGS

The performance data above for the Teucrium Agricultural Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted. The NAV reflected on this graph have been adjusted for March 31, 2013, when Corn Futures Contracts traded on the CBOT which were due to settle on July 12, 2013 (the “JUL13 Corn Contracts”) were in a “limit down” condition, and, in the opinion of the Trust and the Fund, the reported value at the close of market on that day did not fairly value the JUL13 Corn Contracts held by CORN, one of the Underlying Funds held by TAGS. Therefore, the Trust and the Fund used alternative verifiable sources to value the JUL13 Corn Contracts on March 31, 2013 and the NAV of the Fund for that date.

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

Description

The above frequency distribution charts presents information about the difference between the daily market price for Shares of each Fund and the Fund’s reported Net Asset Value per share. The amount that a Fund’s market price is above the reported NAV is called the premium. The amount that a Fund’s market price is below the reported NAV is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the listing exchange, as of the time that a Fund’s NAV is calculated (usually 4:00 p.m., New York time). The horizontal axis of the chart shows the premium or discount expressed in basis points. The vertical axis indicates the number of trading days in the period covered by the chart. Each bar in the chart shows the number of trading days in which a Fund traded within the premium/discount range indicated.

*A unit that is equal to 1/100th of 1% and is used to denote the change in a financial instrument.

NEITHER THE PAST PERFORMANCE OF A FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. The Trust’s forward-looking statements are not guarantees of future results and conditions, and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Sponsor undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of September 30, 2014. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	September 30, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAR15	2,190	$3.3350	$36,518,250	$32,866,425	$31,040,513	$29,214,600	$40,170,075	$41,995,988	$43,821,900
CBOT Corn Futures MAY15	1,832	$3.4200	$31,327,200	$28,194,480	$26,628,120	$25,061,760	$34,459,920	$36,026,280	$37,592,640
CBOT Corn Futures DEC15	1,992	$3.6675	$36,528,300	$32,875,470	$31,049,055	$29,222,640	$40,181,130	$42,007,545	$43,833,960
Total CBOT Corn Futures			$104,373,750	$93,936,375	$88,717,688	$83,499,000	$114,811,125	$120,029,813	$125,248,500

Shares outstanding			4,575,004	4,575,004	4,575,004	4,575,004	4,575,004	4,575,004	4,575,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$22.81	$20.53	$19.39	$18.25	$25.10	$26.24	$27.38
Total Net Asset Value per Share as reported			$22.80
Change in the Net Asset Value per Share				$(2.28)	$(3.42)	$(4.56)	$2.28	$3.42	$4.56

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

NAGS:

	September 30, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
Henry Hub NYMEX Natural Gas Futures MAR15	7	$4.1550	$290,850	$261,765	$247,223	$232,680	$319,935	$334,478	$349,020
Henry Hub NYMEX Natural Gas Futures APR15	8	$3.8730	$309,840	$278,856	$263,364	$247,872	$340,824	$356,316	$371,808
Henry Hub NYMEX Natural Gas Futures OCT15	8	$3.9220	$313,760	$282,384	$266,696	$251,008	$345,136	$360,824	$376,512
Henry Hub NYMEX Natural Gas Futures NOV15	7	$4.0120	$280,840	$252,756	$238,714	$224,672	$308,924	$322,966	$337,008
Total Henry Hub NYMEX Natural Gas Futures			$1,195,290	$1,075,761	$1,015,997	$956,232	$1,314,819	$1,374,584	$1,434,348

Shares outstanding			100,004	100,004	100,004	100,004	100,004	100,004	100,004

Net Asset Value per Share attributable directly to NYMEX Natural Gas Futures			$11.95	$10.76	$10.16	$9.56	$13.15	$13.75	$14.34
Total Net Asset Value per Share as reported			$12.17
Change in the Net Asset Value per Share				$(1.20)	$(1.79)	$(2.39)	$1.20	$1.79	$2.39

Percent Change in the Net Asset Value per Share				-9.82%	-14.73%	-19.64%	9.82%	14.73%	19.64%

CRUD:

	September 30, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
WTI Crude Oil Futures DEC14	8	$90.2700	$722,160	$649,944	$613,836	$577,728	$794,376	$830,484	$866,592
WTI Crude Oil Futures JUN15	7	$88.0300	$616,210	$554,589	$523,779	$492,968	$677,831	$708,642	$739,452
WTI Crude Oil Futures DEC15	8	$87.0600	$696,480	$626,832	$592,008	$557,184	$766,128	$800,952	$835,776
Total WTI Crude Oil Futures			$2,034,850	$1,831,365	$1,729,623	$1,627,880	$2,238,335	$2,340,078	$2,441,820

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to WTI Crude Oil Futures			$40.70	$36.63	$34.59	$32.56	$44.76	$46.80	$48.83
Total Net Asset Value per Share as reported			$40.11
Change in the Net Asset Value per Share				$(4.07)	$(6.10)	$(8.14)	$4.07	$6.10	$8.14

Percent Change in the Net Asset Value per Share				-10.15%	-15.22%	-20.29%	10.15%	15.22%	20.29%

SOYB:

	September 30, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JAN15	33	$9.2125	$1,520,063	$1,368,056	$1,292,053	$1,216,050	$1,672,069	$1,748,072	$1,824,075
CBOT Soybean Futures MAR15	27	$9.2975	$1,255,163	$1,129,646	$1,066,888	$1,004,130	$1,380,679	$1,443,437	$1,506,195
CBOT Soybean Futures NOV15	33	$9.3750	$1,546,875	$1,392,188	$1,314,844	$1,237,500	$1,701,563	$1,778,906	$1,856,250
Total CBOT Soybean Futures			$4,322,101	$3,889,890	$3,673,785	$3,457,680	$4,754,310	$4,970,415	$5,186,520

Shares outstanding			225,004	225,004	225,004	225,004	225,004	225,004	225,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$19.21	$17.29	$16.33	$15.37	$21.13	$22.09	$23.05
Total Net Asset Value per Share as reported			$19.16
Change in the Net Asset Value per Share				$(1.92)	$(2.88)	$(3.84)	$1.92	$2.88	$3.84

Percent Change in the Net Asset Value per Share				-10.03%	-15.04%	-20.05%	10.03%	15.04%	20.05%

CANE:

	September 30, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY15	49	$0.1669	$915,947	$824,352	$778,555	$732,758	$1,007,542	$1,053,339	$1,099,137
ICE #11 Sugar Futures JUL15	42	$0.1692	$795,917	$716,325	$676,529	$636,733	$875,508	$915,304	$955,100
ICE #11 Sugar Futures MAR16	45	$0.1807	$910,728	$819,655	$774,119	$728,582	$1,001,801	$1,047,337	$1,092,874
Total ICE #11 Sugar Futures			$2,622,592	$2,360,333	$2,229,203	$2,098,074	$2,884,851	$3,015,981	$3,147,110

Shares outstanding			200,004	200,004	200,004	200,004	200,004	200,004	200,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$13.11	$11.80	$11.15	$10.49	$14.42	$15.08	$15.74
Total Net Asset Value per Share as reported			$13.18
Change in the Net Asset Value per Share				$(1.31)	$(1.97)	$(2.62)	$1.31	$1.97	$2.62

Percent Change in the Net Asset Value per Share				-9.95%	-14.92%	-19.90%	9.95%	14.92%	19.90%

WEAT:

	September 30, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAR15	387	$4.9050	$9,491,175	$8,542,058	$8,067,499	$7,592,940	$10,440,293	$10,914,851	$11,389,410
CBOT Wheat Futures MAY15	325	$4.9875	$8,104,688	$7,294,219	$6,888,984	$6,483,750	$8,915,156	$9,320,391	$9,725,625
CBOT Wheat Futures DEC15	355	$5.3175	$9,438,563	$8,494,706	$8,022,778	$7,550,850	$10,382,419	$10,854,347	$11,326,275
Total CBOT Wheat Futures			$27,034,426	$24,330,983	$22,979,261	$21,627,540	$29,737,868	$31,089,589	$32,441,310

Shares outstanding			2,500,004	2,500,004	2,500,004	2,500,004	2,500,004	2,500,004	2,500,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$10.81	$9.73	$9.19	$8.65	$11.90	$12.44	$12.98
Total Net Asset Value per Share as reported			$10.81
Change in the Net Asset Value per Share				$(1.08)	$(1.62)	$(2.16)	$1.08	$1.62	$2.16

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	September 30, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2014	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	16,533	$22.8007	$376,964	$339,268	$320,419	$301,571	$414,660	$433,509	$452,357
Teucrium Soybean Fund	19,781	$19.1601	$379,006	$341,105	$322,155	$303,205	$416,907	$435,857	$454,807
Teucrium Sugar Fund	31,124	$13.1795	$410,199	$369,179	$348,669	$328,159	$451,219	$471,729	$492,239
Teucrium Wheat Fund	33,037	$10.8120	$357,196	$321,476	$303,617	$285,757	$392,916	$410,775	$428,635
Total value of shares of the Underlying Funds			$1,523,365	$1,371,028	$1,294,860	$1,218,692	$1,675,701	$1,751,869	$1,828,038

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$30.47	$27.42	$25.90	$24.37	$33.51	$35.04	$36.56
Total Net Asset Value per Share as reported			$30.74
Change in the Net Asset Value per Share				$(3.05)	$(4.57)	$(6.09)	$3.05	$4.57	$6.09

Percent Change in the Net Asset Value per Share				-9.91%	-14.87%	-19.82%	9.91%	14.87%	19.82%

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

For the three months ended September 30, 2014, the only counterparty risk to which the Funds were subject was that in association with EFRPs as described above.

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
The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013. From June 9, 2010 (the commencement of operations) through September 30, 2014, 10,700,000 Shares of the Fund were sold at an aggregate offering price of $380,169,094. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through September 30, 2014 in an amount equal to $516,197, resulting in net offering proceeds of $379,652,897. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.
The registration statement on Form S-1 registering 40,000,000 common units, or “Shares,” of Teucrium Natural Gas Fund (File No. 333-167593) was declared effective on October 22, 2010. A second registration statement on Form S-1 (File No. 333-187434) which replaced the original registration statement was declared effective on April 30, 2013. From February 1, 2011 (the commencement of the offering) through September 30, 2014, 500,000 Shares of the Fund were sold at an aggregate offering price of $8,737,493. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2014 in an amount equal to $43,484, resulting in net offering proceeds of $8,694,009. The offering proceeds were invested in natural gas futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.
187

The registration statement on Form S-1 registering 15,000,000 common units, or “Shares,” of Teucrium WTI Crude Oil Fund (File No. 333-167594) was declared effective on October 22, 2010. A second registration statement on Form S-1 (File No. 333-187435) which replaced the original registration statement was declared effective on April 30, 2013. From February 23, 2011 (the commencement of the offering) through September 30, 2014, 125,000 Shares of the Fund were sold at an aggregate offering price of $6,077,099. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2014 in an amount equal to $68,293, resulting in net offering proceeds of $6,008,806. The offering proceeds were invested in crude oil futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through September 30, 2014, 975,000 Shares of the Fund were sold at an aggregate offering price of $24,045,110.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2014 in an amount equal to $34,278, resulting in net offering proceeds of $24,010,832. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through September 30, 2014, 450,000 Shares of the Fund were sold at an aggregate offering price of $9,352,534. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2014 in an amount equal to $11,475, resulting in net offering proceeds of $9,341,059. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through September 30, 2014, 3,175,000 Shares of the Fund were sold at an aggregate offering price of $48,681,160.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2014 in an amount equal to $37,869, resulting in net offering proceeds of $48,643,291.    The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. From March 28, 2012 (the commencement of the offering) through September 30, 2014, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2014 in an amount equal to $4,916, resulting in net offering proceeds of $17,701,662. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for the three months ended September 30, 2014:

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	-	$-	N/A	N/A
August 1, 2014 to August 31, 2014	25,000	$25.76	N/A	N/A
September 1, 2014 to September 30, 2014	-	$-	N/A	N/A
Total	25,000	$25.76

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	50,000	$23.09	N/A	N/A
August 1, 2014 to August 31, 2014	-	$-	N/A	N/A
September 1, 2014 to September 30, 2014	-	$-	N/A	N/A
Total	50,000	$23.09

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

Date: November 10, 2014
191