Form 10-K
period 2014-12-31
Teucrium Commodity Trust
filed 2015-03-16
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

  Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

 Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 Yes     ☒ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2014 are included in the table below:

	Aggregate Market Value of Each Funds’ Shares Held by Non-Affiliates as of June 30, 2014	Total Number of Outstanding Shares as of March 6, 2015

Teucrium Corn Fund	$77,253,750	3,325,000

Teucrium Sugar Fund	3,020,000	250,000

Teucrium Soybean Fund	5,348,250	350,000

Teucrium Wheat Fund	16,179,750	1,975,000

Teucrium Agricultural Fund	$1,850,000	50,000

Total	$103,651,750

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

PART I

Item 1. Business

The Trust and the Funds

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund.  The Trust and the Funds operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

Two additional series, the Teucrium Natural Gas Fund (“NAGS”) and the Teucrium WTI Crude Oil Fund (“CRUD”) commenced operations in 2011; however, on December 18, 2014 CRUD and NAGS ceased trading on the NYSE Arca and the Sponsor liquidated all commodity futures contracts held by these funds. All positions were sold through an exchange to unrelated parties.  On December 22, 2014 the Administrator and Custodian proceeded to distribute cash to all shareholders in an amount equal to each shareholder’s pro rata interest in the respective fund. On December 30, 2014, Teucrium Trading, LLC (the “Sponsor”) completed the disposition of all of the assets of these funds. There were zero assets and liabilities as of December 31, 2014. The Form 15 was filed with the SEC on January 9, 2015.

The Sponsor

Teucrium Trading, LLC is the Sponsor of the Trust and each of the series of the Trust. The Sponsor is a Delaware limited liability company, formed on July 28, 2009. The principal office of the Trust and the Sponsor is located at 232 Hidden Lake Road, Brattleboro, Vermont 05301. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and became a member of the National Futures Association (“NFA”) on November 10, 2009. The Trust and the Funds operate pursuant to the Trust Agreement.

Under the Trust Agreement, the Sponsor is solely responsible for the management of the Trust and the Funds, and conducts or directs the conduct of the business of the Trust, the Funds, and any other Fund that may from time to time be established and designated by the Sponsor. The Sponsor is required to oversee the purchase and sale of Shares by firms designated as “Authorized Purchasers” and to manage the Funds’ investments, including to evaluate the credit risk of futures commission merchants and swap counterparties and to review daily positions and margin/collateral requirements. The Sponsor has the power to enter into agreements as may be necessary or appropriate for the offer and sale of the Funds’ Shares and the conduct of the Trust’s activities. Accordingly, the Sponsor is responsible for selecting the Trustee, Administrator, Distributor, the independent registered public accounting firm of the Trust, and any legal counsel employed by the Trust. The Sponsor is also responsible for preparing and filing periodic reports on behalf of the Trust with the SEC and providing any required certification for such reports. No person other than the Sponsor and its principals was involved in the organization of the Trust or the Funds.

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

The Funds

On June 5, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. On April 30, 2013, a subsequent registration statement for CORN was declared effective by the SEC.

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT.  On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. On June 30, 2014, subsequent registration statements for CANE, SOYB and WEAT were declared effective by the SEC.

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

Each Fund seeks to achieve its investment objective by investing under normal market conditions in Benchmark Component Futures Contracts of the Fund or, in certain circumstances, in other Futures Contracts for its Specified Commodity.  In addition, and to a limited extent, a Fund also may invest in exchange-traded options on Futures Contracts for its Specified Commodity and in swap agreements based on its Specified Commodity that are cleared through a futures exchange or its affiliated provider of clearing services (“Cleared Swaps”) in furtherance of the Fund's investment objective.  Once position limits or accountability levels on Futures Contracts on a Fund’s Specified Commodity are applicable, each Fund's intention is to invest first in Cleared Swaps based on its Specified Commodity, to the extent practicable under the position limits or accountability levels applicable to such Cleared Swaps and appropriate in light of the liquidity in the market for such Cleared Swaps, and then in contracts and instruments such as cash-settled options on Futures Contracts and forward contracts, swaps other than Cleared Swaps, and other over-the-counter transactions that are based on the price of its Specified Commodity or Futures Contracts on its Specified Commodity (collectively, “Other Commodity Interests,” and together with Futures Contracts and Cleared Swaps, “Commodity Interests”).  By utilizing certain or all of these investments, the Sponsor will endeavor to cause each Fund's performance to closely track that of its Benchmark.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the December 31, 2014, Benchmark Component Futures Contracts weights for each of the Funds:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,868 contracts, MAY15)	$37,897,050	35%
CBOT Corn Futures (1,579 contracts, JUL15)	32,566,875	30
CBOT Corn Futures (1,808 contracts, DEC15)	38,058,400	35

Total at December 31, 2014	$108,522,325	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (82 contracts, MAR15)	$4,196,350	35%
CBOT Soybean Futures (69 contracts, MAY15)	3,555,225	30
CBOT Soybean Futures (83 contracts, NOV15)	4,172,825	35

Total at December 31, 2014	$11,924,400	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (55 contracts, MAY15)	$919,072	35%
ICE Sugar Futures (47 contracts, JUL15)	802,760	30
ICE Sugar Futures (51 contracts, MAR16)	937,910	35

Total at December 31, 2014	$2,659,742	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (262 contracts, MAY15)	$7,787,950	35%
CBOT Wheat Futures (223 contracts, JUL15)	6,662,125	30
CBOT Wheat Futures (254 contracts, DEC15)	7,807,325	35

Total at December 31, 2014	$22,257,400	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund	413,423	25%
Shares of Teucrium Soybean Fund	418,586	26
Shares of Teucrium Wheat Fund	394,850	24
Shares of Teucrium Sugar Fund	414,243	25

Total at December 31, 2014	$1,641,102	100%

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

An “exchange for related position” (“EFRP”) can be used by a Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs.  The Fund will become subject to the credit risk of the market specialist/market maker until the EFRP is settled or terminated. The Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

The Funds earn interest income from the Treasury securities and/or cash equivalents that it purchases and on the cash it holds through the Custodian or other financial institution. The Sponsor anticipates that the earned interest income will increase the NAV of each Fund. The Funds apply the earned interest income to the acquisition of additional investments or uses it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives. Any Treasury security and cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be rated in the highest short-term rating category by a nationally recognized statistical rating organization or will be deemed by the Sponsor to be of comparable quality.

In managing the assets of the Funds, the Sponsor does not use a technical trading system that automatically issues buy and sell orders. Instead, the Sponsor will purchase or sell the specific underlying Commodity Interests with an aggregate market value that approximates the amount of cash received or paid upon the purchase or redemption of Shares.

The Sponsor does not anticipate letting the commodity Futures Contracts of any Fund expire, thus taking delivery of the underlying commodity. Instead, the Sponsor will close out existing positions, for instance, in response to ongoing changes in the Benchmark or if it otherwise determines it would be appropriate to do so and reinvest the proceeds in new Commodity Interests. Positions may also be closed out to meet redemption orders, in which case the proceeds from closing the positions will not be reinvested.

Market Outlook

The Corn Market

Corn is the most widely produced livestock feed grain in the United States, and the majority of the United States’ corn crop is used in livestock feed, with the amount used in ethanol production second.  Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol.   The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2014-15, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 37% of all the corn globally, about 12% will be exported.  For 2014-2015, global consumption of 971.2 Million Metric Tons (MMT) is expected to be surpassed by global production of 988.1 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia.

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

On January 12, 2015, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2014-15. The USDA has projected the yield to be 171.0 bushels per acre for the U.S, a significant increase over prior years, with 90.6 million acres planted and 83.1 million harvested. The total domestic supply of corn for 2014-15 is projected to increase in the U.S. to 15,472 million bushels; usage for the crop year is projected to increase slightly to 13,595 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory will increase significantly from last year to 1,877 million bushels for 2014-15.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 50.4 days, up significantly from the 27.0 days for 2012-2013 and 33.4 for 2013-14.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China.  The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2014-2015, the United States will produce approximately 108.0 MMT of soybeans or approximately 34% of estimated world production, with Brazil production at 95 MMT. Argentina is projected to produce about 55 MMT or approximately 17%. For 2014-2015, consumption of 286.3 Million Metric Tons (MMT) is expected to be surpassed by global production of 314.4 MMT.  If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On January 12, 2015, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2014-15. For the United States for 2014-15, the USDA has projected the yield to be 47.8 bushels per acre for the U.S, an increase over prior years, with 83.7 million acres planted and 83.1 harvested. The total domestic supply of soybeans for 2014-15 is projected to increase in the U.S. to 4,076 million bushels; usage for that crop year is projected to increase to 3,666 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory will increase significantly to 410 million bushels in 2014-15, a level approximately four times that of 2013-14.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 40.8 days for 2014-15, compared to only 9.7 for 2013-14 and 16.6 for 2012-13.

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

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. All of these reports are available on the USDA’s website, www.usda.gov, at no charge.  The USDA’s November 2014 report forecasts that Brazil will continue to be the leading producer of sugarcane, producing just over one-quarter of the world’s supply.  Other principal producers of sugarcane are India, Thailand and China. The principal world producers of sugar beets, as forecasted by the USDA for 2014, include the European Union, the United States and Russia. If the global supply of sugar exceeds global demand, this may have an adverse impact on the price of sugar.

The Sugar No. 11 Futures Contract is the world benchmark contract for raw sugar trading.  This contract prices the physical delivery of raw cane sugar, delivered to the receiver’s vessel at a specified port within the country of origin of the sugar.  Sugar No. 11 Futures Contracts trade on the ICE Futures and the NYMEX in units of 112,000 pounds.

If the futures market is in a state of backwardation (i.e., when the price of sugar in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing sugar prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing sugar prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Historically, the sugar futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the sugar market and the sugar harvest cycle. All other things being equal, a situation involving prolonged periods of contago may adversely impact the returns of the Funds; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Funds.

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the FSU-12, including the Ukraine, and India.  The United States Department of Agriculture (“USDA”) estimates that for 2014-2015, that the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 8% of the global production, with almost half of that being exported. For 2014-2015, consumption of 713.2 MMT is estimated to be surpassed by production of 723.4 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On January 12, 2015, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2014-15. For 2014-15, the USDA has projected the yield to fall to 43.7 bushels per acre for the U.S from the 47.1 estimated for 2013-14. The USDA estimates that the U.S. will have 56.8 million acres planted and 46.4 harvested. The total domestic supply of wheat for 2014-15 is estimated to decrease to 2,796 million bushels with total usage, including exports, forecast at 2,109 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will increase from the 590 million bushels in 2013-14 to 687 million bushels for 2014-15.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 118.9 days for 2014-15, up from the 88.6 days for 2013-14; for 2012-13, this metric was 108.6 days.

Competitive Environment

Investors may choose among several options when considering an investment in agricultural commodities. For instance, an investor may choose to invest directly in commodity futures, although such an investment generally requires significant capital. Additionally, there are a variety of commodity index funds which include baskets of commodity interests; these funds invest in a range of commodity interests, although some are weighted toward, or invest solely in, agricultural commodities. Finally, there are exchange-traded notes which are credit instruments, some of which may invest or mirror investments in agricultural commodities.

The Sponsor’s Operations

The Sponsor established the Trust and caused the Trust to establish the first series, the Corn Fund, which commenced offering its Shares to the public on June 9, 2010. Three additional series, namely the Sugar Fund, the Soybean Fund and the Wheat Fund, commenced offering of shares in September, 2011 and the Teucrium Agricultural Fund commenced operation on March 28, 2012. Aside from establishing these series, operating those series that have commenced offering their shares and obtaining capital from a small number of outside investors in order to engage in these activities, the Sponsor did not engage in any business activity.

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

The Sponsor receives a fee as compensation for services performed under the Trust Agreement, except in the case of TAGS where there is no such fee. The Sponsor’s fees accrue daily and are paid monthly at an annual rate of 1.00% of the average daily net assets of each Fund. In addition, each Fund is also generally responsible for other ongoing fees, costs and expenses of its operations, including brokerage fees, SEC and FINRA registration fees, and legal, printing, accounting, custodial, administration and transfer agency costs, although the Sponsor has borne or will bear the costs and expenses related to the initial offer and sale of Shares. The Sponsor may choose to waive, for a period of time and at its discretion, the collection of the Sponsor Fee or certain other fees for any of the Funds. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations.

A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $1,365,214 in 2014, $1,146,603 in 2013 and $1,209,932 in 2012; of these amounts, $113,224 in 2014, $94,684 in 2013 and $57,870 in 2012 were waived by the Sponsor.

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

Management of the Sponsor

In general, under the Sponsor’s Amended and Restated Limited Liability Company Operating Agreement, as amended from time to time, the Sponsor (and as a result the Trust and the Fund) is managed by the officers of the Sponsor.  The Chief Executive Officer of the Sponsor is responsible for the overall strategic direction of the Sponsor and will have general control of its business. The Chief Investment Officer and President of the Sponsor is primarily responsible for new investment product development with respect to the Funds. The Chief Operating Officer has assumed primary responsibility for trade operations, trade execution, and portfolio activities with respect to the Fund. The Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer acts as the Sponsor’s principal financial and accounting officer, which position includes the functions previously performed by the Treasurer of the Sponsor, and administers the Sponsor’s regulatory compliance programs. Furthermore, certain fundamental actions regarding the Sponsor, such as the removal of officers, the addition or substitution of members, or the incurrence of liabilities other than those incurred in the ordinary course of business and de minimis liabilities, may not be taken without the affirmative vote of a majority of the Class A members (which is generally defined as the affirmative vote of Mr. Gilbertie and one of the other two Class A members).  The Sponsor has no board of directors, and the Trust has no board of directors or officers. The three Class A members of the Sponsor are Sal Gilbertie, Dale Riker and Carl N. Miller III.

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

Dale Riker has been the Secretary of the Sponsor since January 2010, and its Chief Executive Officer since September 2011, was approved by the NFA as a principal of the Sponsor on October 29, 2009, and was registered as an associated person of the Sponsor on February 17, 2010.  He maintains his main business office at 232 Hidden Lake Road, Brattleboro, Vermont 05301 and is responsible for the overall strategic direction of the Sponsor and has general control of its business.  Mr. Riker was Treasurer of the Sponsor from its inception until September 2011.  From February 2005 to the present, Mr. Riker has been President of Cambial Emerging Markets LLC, a consulting company specializing in emerging market equity investment.  As President of Cambial Emerging Markets LLC, Mr. Riker had responsibility for business strategy, planning and operations.  From July 1996 to February 2005, Mr. Riker was a private investor.  Mr. Riker is married to the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of the Sponsor, Barbara Riker. Mr. Riker is 57 years old.

Barbara Riker began working for the Sponsor in July 2010 providing accounting and compliance support. She has been the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer for Teucrium since September 2011, was approved by the NFA as a principal of the Sponsor on October 19, 2011, and has a background in finance, accounting, investor relations, corporate communications and operations.  She maintains her main business office at 232 Hidden Lake Road, Brattleboro, Vermont 05301.  From September 1980 to February 1993, Ms. Riker worked in various financial capacities for Pacific Telesis Group, the California-based Regional Bell Operating Company, and its predecessors.  In February 1993, with the spin-off of AirTouch Communications from Pacific Telesis Group, Ms. Riker was selected to lead the Investor Relations team for the global mobile phone operator.  In her capacity as Executive Director – Investor Relations and Corporate Communications from February 1993 to June 1995, AirTouch completed its initial public offering and was launched as an independent publicly-traded company. In June 1995, she was named Chief Financial Officer of AirTouch International and, in addition to her other duties, served on the board of several of the firm’s joint ventures, both private and public, across Europe.  In June 1997, Ms. Riker moved into an operations capacity as the District General Manager for AirTouch Paging’s San Francisco operations.  In February 1998 she was named Vice President and General Manager of AirTouch Cellular for Arizona and New Mexico.  Ms. Riker retired in July 1999, coincident with the purchase of AirTouch by Vodafone PLC and remained retired until she began working for the Sponsor.  Ms. Riker graduated with a Bachelor of Science in Business Administration from Cal State – East Bay in 1980.   Ms. Riker is married to the Chief Executive Officer of the Sponsor, Dale Riker. Ms. Riker is 56 years old.

Steve Kahler, Chief Operating Officer, began working for the Sponsor in November 2011 as Managing Director in the trading division. He became the Chief Operating Officer on May 24, 2012 and has primary responsibility for the Trade Operations for the Funds. He maintains his main business office at 13520 Excelsior Blvd., Minnetonka, MN 55345. Mr. Kahler was registered as an Associated Person of the Sponsor on November 25, 2011, approved as a Branch Manager of the Sponsor on March 16, 2012 and approved by the NFA as a Principal of the Sponsor on May 16, 2012. Prior to his employment with the Sponsor, Mr. Kahler worked for Cargill Inc., an international producer and marketer of food, agricultural, financial and industrial products and services, from April 2006 until November 2011 in the Energy Division as Senior Petroleum Trader. In October 2006 and while employed at Cargill Inc., Mr. Kahler was approved as an Associated Person of Cargill Commodity Services Inc., a commodity trading affiliate of Cargill Inc. from September 13, 2006 to November 9, 2011. Mr. Kahler graduated from the University of Minnesota with a Bachelors of Agricultural Business Administration in 1992 and is 47 years old.

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

Mr. Kahler is primarily responsible for making trading and investment decisions for the Funds and for directing trades for execution.

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

The Clearing Brokers

SG Americas Securities, LLC (formerly Newedge USA)

For 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ FCM and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. SG is a futures commission merchant and broker dealer registered with the CFTC and the SEC, and is a member of FINRA. SG is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation.

SG is headquartered at 245 Park Avenue, New York, NY 10167 with branch offices in Chicago; Santa Monica, California (securities only) and Montreal, Canada (futures only).

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

Other than the foregoing proceedings, which did not have a material adverse effect upon the financial condition of SG, there have been no material administrative, civil or criminal actions brought, pending or concluded against SG or its principals in the past five years.

Jefferies LLC

In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options on some futures transactions. Jefferies acts as clearing broker for many other funds and individuals.

Jefferies LLC (“Jefferies”) is registered as a futures commission merchant with the United States Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). Jefferies is also registered as a broker/dealer registered with the United States Securities and Exchange Commission and is a member of the Financial Industry Regulatory Authority (“FINRA”). Jefferies is a clearing member of the Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.

Jefferies is a direct, wholly-owned subsidiary of Jefferies Group LLC, which in turn is an indirect, wholly owned subsidiary of Leucadia National Corporation. Until September 1, 2014, Jefferies’ futures business had been conducted through Jefferies Bache, LLC, a stand-alone FCM within the Jefferies family of companies. Prior to July 1, 2011, Jefferies Bache, LLC had been an indirect, wholly-owned subsidiary of Prudential Financial, Inc. operating under the name Prudential Bache Commodities, LLC.

From time to time Jefferies (in its capacity as a commodities broker) and its principals may be involved in numerous legal actions, some of which individually and all of which in the aggregate, seek significant or indeterminate damages. However, except for the matters described below, during the five years preceding the date of this offering memorandum there has been no administrative, civil, or criminal action against Jefferies or any of its principals which is material, in light of all the circumstances, to an investor’s decision to invest in the Partnership.

On March 12, 2014, Jefferies settled an administrative proceeding brought by the Securities and Exchange Commission (“SEC”). The SEC’s Administrative Order found that Jefferies failed reasonably to supervise a former representative and certain other representatives on Jefferies’ mortgage-backed securities desk with a view of preventing and detecting their violations of the federal securities laws during the time period from 2009-2011. The Order found that in connection with inventory and intra-day principal trades in residential mortgage backed securities these representatives lied to or otherwise misled customers about the price at which Jefferies had bought these securities and consequently the amount of Jefferies’ profit on the trades. The order censured Jefferies and required the payment of disgorgement and prejudgment interest of approximately $4.5 million; Jefferies also undertook to retain an independent compliance consultant to review specified policies and procedures.

Jefferies has also entered in to a non-prosecution agreement with the U.S. Department of Justice relating to those RMBS or legacy securities which were created and partially by the U.S. Government through the Troubled Asset Relief Program. In the non-prosecution agreement, Jefferies, among other things, agreed to pay a monetary penalty of $25 million, inclusive of any restitution paid to victims, up to $11 million, and any monetary penalty imposed by the SEC.

Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers

Service Provider	Compensation Paid by the Funds
Teucrium Trading, LLC, Sponsor	1.00% of average net assets annually
The Bank of New York Mellon, Custodian, Transfer Agent and Administrator

For custody services, per Fund:  0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges

For transfer agency services, per Fund:  0.0075% of average gross assets annually

For administrative services, per Fund:  0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually

A combined minimum annual fee per Fund of up to $125,000 for custody, transfer agency and administrative services is assessed.
Foreside Fund Services, LLC, Distributor

The Distributor receives a fee of 0.01% of each Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Funds, along with certain expense reimbursements currently estimated at $3,000 per year related to these services.

Under the Securities Activities and Service Agreement (the “SASA”), the Distributor receives compensation from the fund for its activities on behalf of all the Funds. The fees paid to the Distributor pursuant to the SASA for this offering are not expected to exceed $40,000 per year. In addition, the Distributor receives certain expense reimbursements relating to the registration, continuing education and other administrative expenses of the Registered Representatives in relation to the Funds. These expense reimbursements are not estimated to exceed $25,000 per year.

SG Americas Securities, LLC, Futures Commission Merchant and Clearing Broker	$4.00 per Futures Contract purchase or sale for corn, soybeans, wheat and sugar
Jefferies, LLC, Clearing Broker	$4.00 per Futures Contract purchase or sale for corn, soybeans, wheat and sugar
Wilmington Trust Company, Trustee	$3,300 annually for the Trust

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis.  NAV is calculated by taking the current market value of the Fund’s total assets and subtracting any liabilities.

For each of the contractual agreements discussed above, the expense recognized in 2014 by the Trust and each Fund is detailed in the notes to the financial statements included in Part II of this filing.

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

Minimum Number of Shares

There are a minimum number of baskets and associated shares specified for each Fund in the Fund’s respective prospectus as amended from time to time. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. As of December 31, 2014 these minimum levels are as follows:

CORN: 50,000 shares representing 2 baskets (4,075,004 shares outstanding as of December 31, 2014; 3,325,004 shares outstanding as of March 6, 2015)

SOYB: 50,000 shares representing 2 baskets (575,004 shares outstanding as of December 31, 2014; 350,004 shares outstanding as of March 6, 2015)

CANE: 50,000 shares representing 2 baskets (225,004 shares outstanding as of December 31, 2014; 250,004 shares outstanding as of March 6, 2015)

WEAT: 50,000 shares representing 2 baskets (1,750,004 shares outstanding as of December 31, 2014; 1,975,004 shares outstanding as of March 6, 2015)

TAGS: 50,000 shares representing 2 baskets (minimum level of shares outstanding as of December 31, 2014 and as of March 6, 2015)

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

2) for ICE (CANE) http://www.theice.com/productguide/Search.shtml?tradingHours=.

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

The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m., New York time, to 4:00 p.m., New York time.  The CBOT and the ICE are generally open for trading only during specified hours which vary by exchange and may be adjusted by the exchange. However, the futures markets on these exchanges do not currently operate twenty-four hours per day. In addition, there may be some trading hours which may be limited to electronic trading only. This means that there is a gap in time at the beginning and the end of each day during which the Fund’s Shares are traded on the NYSE Arca, when, for example, real-time CBOT trading prices for Corn Futures Contracts traded on such Exchange are not available.  As a result, during those gaps there will be no update to the indicative fund values. The most current trading hours for each exchange may be found on the website of that exchange as listed above.

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

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the transfer agent to create one or more baskets for a Fund.  For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, CBOT, ICE, or the New York Stock Exchange is closed for regular trading.  Purchase orders must be placed by noon New York time or the close of regular trading on the New York Stock Exchange, whichever is earlier for CANE and TAGS by 1:15pm New York time or the close of regular trading on the New York Stock Exchange, whichever is earlier for CORN, SOYB and WEAT.  The day on which the Custodian receives a valid purchase order is referred to as the purchase order date.

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

In addition, the Sponsor may reject a previously placed purchase order at any time prior to the order cut-off time, if in the sole discretion of the Sponsor the execution of such an order would not be in the best interest of a Fund or its Shareholders.

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

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca, CBOT or ICE is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or any of the applicable exchanges, is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasury Securities is not reasonably practicable, (3) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders, (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of the applicable Fund on the exchange from which the NAV of the Fund is calculated will be priced at a daily price limit restriction, or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its Shareholders.

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

Redemption orders must be made in whole baskets. The Sponsor will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.  The Sponsor may also reject a redemption order if the number of Shares being redeemed would reduce the remaining outstanding Shares below the minimum levels established or less, unless the Sponsor has reason to believe that the placer of the redemption order does in fact possess all the outstanding Shares and can deliver them. The minimum number of shares for each Fund is presented above in the section titled Minimum Number of Shares.

Creation and Redemption Transaction Fees

To compensate the Sponsor for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to the Sponsor. The fees as of December 31, 2014 are as follows:

CORN, CANE, WEAT, SOYB, and TAGS (25,000 units per basket)

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

Authority of the Sponsor

The Sponsor is generally authorized to perform all acts deemed necessary to carry out the purposes of the Trust and to conduct the business of the Trust. The Trust and the Funds will continue to exist until terminated in accordance with the Trust Agreement.  The Sponsor’s authority includes, without limitation, the right to take the following actions:

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

The Sponsor’s Obligations

In addition to the duties imposed by the Delaware Trust Statute and under the Trust Agreement, the Sponsor has the following obligations as a sponsor of the Trust:

•	Devote to the business and affairs of the Trust such of its time as it determines in its discretion (exercised in good faith) to be necessary for the benefit of the Trust and the Shareholders of the Funds;

•	Execute, file, record and/or publish all certificates, statements and other documents and do any and all other things as may be appropriate for the formation, qualification and operation of the Trust and for the conduct of its business in all appropriate jurisdictions;

•	Appoint and remove independent public accountants to audit the accounts of the Trust and employ attorneys to represent the Trust;

•	Use its best efforts to maintain the status of the Trust as a statutory trust for state law purposes and as a partnership for U.S. federal income tax purposes;

•	Invest, reinvest, hold univested, sell, exchange, write options on, lease, lend and, subject to certain limitations set forth in the Trust Agreement, pledge, mortgage, and hypothecate the estate of the Fund in accordance with the purposes of the Trust and any registration statement filed on behalf of the Fund;

•	Have fiduciary responsibility for the safekeeping and use of the Trust’s assets, whether or not in the Sponsor’s immediate possession or control;

•	Enter into and perform agreements with each Authorized Purchaser, receive from Authorized Purchasers and process properly submitted purchase orders, receive Creation Basket Deposits, deliver or cause the delivery of Creation Baskets to the Depository for the account of the Authorized Purchaser submitting a purchase order;

•	Receive from Authorized Purchasers and process, or cause the Distributor or other Fund service provider to process, properly submitted redemption orders, receive from the redeeming Authorized Purchasers through the Depository, and thereupon cancel or cause to be cancelled, Shares corresponding to the Redemption Baskets to be redeemed;

•	Interact with the Depository; and

•	Delegate duties to one or more administrators, as the Sponsor determines.

To the extent that, at law (common or statutory) or in equity, the Sponsor has duties (including fiduciary duties) and liabilities relating thereto to the Trust, or the Funds the Shareholders or to any other person, the Sponsor will not be liable to the Trust or the Funds, the Shareholders or to any other person for its good faith reliance on the provisions of the Trust Agreement unless such reliance constitutes gross negligence or willful misconduct on the part of the Sponsor.

Liability and Indemnification

Under the Trust Agreement, the Sponsor, the Trustee and their respective Affiliates (collectively, “Covered Persons”) shall have no liability to the Trust, the Fund, or to any Shareholder for any loss suffered by the Trust or the Fund which arises out of any action or inaction of such Covered Person if such Covered Person, in good faith, determined that such course of conduct was in the best interest of the Trust or the Fund and such course of conduct did not constitute gross negligence or willful misconduct of such Covered Person.  Subject to the foregoing, neither the Sponsor nor any other Covered Person shall be personally liable for the return or repayment of all or any portion of the capital or profits of any Shareholder or assignee thereof, it being expressly agreed that any such return of capital or profits made pursuant to the Trust Agreement shall be made solely from the assets of the applicable Teucrium Fund without any rights of contribution from the Sponsor or any other Covered Person. A Covered Person shall not be liable for the conduct or willful misconduct of any administrator or other delegatee selected by the Sponsor with reasonable care, provided, however, that the Trustee and its Affiliates shall not, under any circumstances be liable for the conduct or willful misconduct of any administrator or other delegatee or any other person selected by the Sponsor to provide services to the Trust.

To the extent that, at law (common or statutory) or in equity, the Sponsor has duties (including fiduciary duties) and liabilities relating to the Trust, the Funds, the shareholders of the Funds, or to any other person, the Sponsor, acting under the Trust Agreement, shall not be liable to the Trust, the Funds, the shareholders of the Funds or to any other person for its good faith reliance on the provisions of the Trust Agreement. The provisions of the Trust Agreement, to the extent they restrict or eliminate the duties and liabilities of the Sponsor otherwise existing at law or in equity, replace such other duties and liabilities of the Sponsor.

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

Withdrawal of the Sponsor

The Sponsor may withdraw voluntarily as the Sponsor of the Trust only upon ninety (90) days’ prior written notice to the holders of the Trust’s outstanding shares and the Trustee.  If the withdrawing Sponsor is the last remaining Sponsor, shareholders holding a majority (over 50%) of the outstanding shares of the Funds voting together as a single class (not including shares acquired by the Sponsor through its initial capital contribution) may vote to elect a successor Sponsor.  The successor Sponsor will continue the business of the Trust.  Shareholders have no right to remove the Sponsor.

In the event of withdrawal, the Sponsor is entitled to a redemption of the shares it acquired through its initial capital contribution to any of the series of the Trust at their NAV per share.  If the Sponsor withdraws and a successor Sponsor is named, the withdrawing Sponsor shall pay all expenses as a result of its withdrawal.

Meetings

Meetings of the Shareholders of the Trust’s Series may be called by the Sponsor and will be called by it upon the written request of Shareholders holding at least 25% of the Shares of the Trust or a Fund, as applicable (not including Shares acquired by the Sponsor through its initial capital contribution), to vote on any matter with respect to which Shareholders have a right to vote under the Trust Agreement.  The Sponsor shall deposit in the United States mail or electronically transmit written notice to all Shareholders of a Fund of the meeting and the purpose of the meeting, which shall be held on a date not less than 30 nor more than 60 days after the date of mailing of such notice, at a reasonable time and place.  When the meeting is being requested by Shareholders, the notice of the meeting shall be mailed or transmitted within 45 days after receipt of the written request from Shareholders.  Any notice of meeting shall be accompanied by a description of the action to be taken at the meeting.  Shareholders may vote in person or by proxy at any such meeting.  Any action required or permitted to be taken by Shareholders by vote may be taken without a meeting by written consent setting forth the actions so taken.  Such written consents shall be treated for all purposes as votes at a meeting.  If the vote or consent of any Shareholder to any action of the Trust, a Fund, the Funds or any Shareholder, as contemplated by the Trust Agreement, is solicited by the Sponsor, the solicitation shall be effected by notice to each Shareholder given in the manner provided in accordance with the Trust Agreement.

Voting Rights

Shareholders have very limited voting rights.  Specifically, the Trust Agreement provides that shareholders of the Funds holding shares representing at least a majority (50%) of the outstanding shares of the Funds voting together as a single class (excluding shares acquired by the Sponsor in connection with its initial capital contribution to any Trust series) may vote to (i) continue the Trust by electing a successor Sponsor as described above, and (ii) approve amendments to the Trust Agreement that impair the right to surrender Redemption Baskets for redemption.  (Trustee consent to any amendment to the Trust Agreement is required if the Trustee reasonably believes that such amendment adversely affects any of its rights, duties or liabilities.)  In addition, shareholders of the Funds holding shares representing seventy-five percent (75%) of the outstanding shares of the Funds, voting together as a single class (excluding shares acquired by the Sponsor in connection with its initial capital contribution to any Trust series) may vote to dissolve the Trust upon not less than ninety (90) days’ notice to the Sponsor.  Shareholders have no voting rights with respect to the Trust or a Fund except as expressly provided in the Trust Agreement.  For TAGS, fund Shareholders have no voting rights with respect to shares of the Underlying Funds held by that Fund.

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

The Sponsor Has Conflicts of Interest

There are present and potential future conflicts of interest in the Trust’s structure and operation you should consider before investing in any of the Funds. The Sponsor may use this notice of conflicts as a defense against any claim or other proceeding made.

The Sponsor’s principals, officers and employees do not devote their time exclusively to the Fund.  Under the organizational documents of the Sponsor, Mr. Sal Gilbertie and Mr. Dale Riker are obligated to use commercially reasonable efforts to manage the Sponsor, devote such amount of time to the Sponsor as would be consistent with their roles in similarly placed commodity pool operators, and remain active in managing the Sponsor until they are no longer managing members of the Sponsor or the Sponsor dissolves.  In addition, the Sponsor expects that operating the Funds will generally constitute the principal and a full-time business activity of its principals, officers and employees.  Notwithstanding these obligations and expectations, the Sponsor’s principals may be directors, officers or employees of other entities, and may manage assets of other entities, including the other Funds, through the Sponsor or otherwise.  In particular, the principals could have a conflict between their responsibilities to the Funds on the one hand and to those other entities on the other.  The Sponsor believes that it currently has sufficient personnel, time, and working capital to discharge its responsibilities to the Funds in a fair manner and that these persons’ conflicts should not impair their ability to provide services to the Funds.  However, it is not possible to quantify the proportion of their time that the Sponsor’s personnel will devote to the Funds and its management.

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

The Sponsor serves as the Sponsor to the Funds, and may in the future serve as the Sponsor or investment adviser to commodity pools other than the Funds.  The Sponsor may have a conflict to the extent that its trading decisions for the Funds may be influenced by the effect they would have on the other pools it manages.  In addition, the Sponsor may be required to indemnify the officers and directors of the other pools, if the need for indemnification arises.  This potential indemnification will cause the Sponsor’s assets to decrease.  If the Sponsor’s other sources of income are not sufficient to compensate for the indemnification, it could cease operations, which could in turn result in Fund losses and/or termination of one or more Funds.

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

On August 13, 2012 the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swaps.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012. Pursuant to the Dodd-Frank Act, certain transactions within the definition of “swap” must be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)). On November 28, 2012 the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective February 11, 2013. As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominately engaged in financial activities were required to clear certain credit default swaps and interest rate swaps. As a result, if a Fund enters into or had entered into certain interest rate or credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determinations on other types of swaps are expected in the future and, when finalized, could require the Fund to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis.

The Dodd-Frank Act requires the CFTC, the SEC and the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (including many over-the-counter swaps). The proposed rules would require swap dealers and major swap participants to collect both variation and initial margin from certain of their financial entity counterparties such as one of the Funds. In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a swap execution facility (“SEF”) must be executed over such a facility. On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF. Based upon applications filed by several SEFs with the CFTC, the CFTC has determined that certain interest rate swaps and credit default index swaps are available to trade on SEFs and certain interest rate swaps and credit default index swaps must be executed on a SEF. On November 14, 2013 the CFTC Division of Clearing and Risk, Division on Market Oversight, and Division of Swap Dealer and Intermediary Oversight published guidance with respect to the application of certain CFTC rules on SEFs. That guidance clarified that SEFs could not restrict access to participants who are permitted to trade swaps and that SEFs may not require participants to have brokerage agreements in place with other counterparties.

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

The effect of future regulatory change on the Funds, and the exact timing of such changes, is impossible to predict but it may be substantial and adverse. Specifically, the new law, the rules that have been promulgated thereunder, and the rules that are expected to be promulgated may negatively impact the ability of a Fund to meet its investment objectives, either through position limits or requirements imposed on it and/or on their counterparties. In particular, new position limits imposed on a Fund or any counterparties may impact the ability of that Fund to invest in a manner that most efficiently meets its investment objective. New requirements, including capital imposed on the counterparties of a Fund and the mandatory clearing and margining of swaps, may increase the cost of that Fund’s investments and doing business.

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

Management believes that as of December 31, 2014 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

Position Limits, Aggregation Limits, Price Fluctuation Limits

On November 5, 2013, the CFTC re-proposed for public comment new regulations that would establish specific limits on speculative positions in futures contracts, option contracts and swaps on 28 agricultural, energy and metals commodities (the “Position Limit Rules”) limits and regulations addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Both the Position Limit Rules and Proposed Aggregation requirements are currently pending and have not yet been adopted. It remains to be seen whether the CFTC will modify the proposed regulations in response to public comments.

Currently, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Funds may be limited with respect to the size of their investments in any commodity subject to these limits. Finally, subject to certain narrow exceptions, the Proposed Aggregation Requirements would require the aggregation, for purposes of the position limits, of all positions in Reference Contracts of the 28 regulated commodities held by a single entity and its affiliates, regardless of whether such positions exist on US futures exchanges, non-US futures exchanges, cleared swaps, or in over-the-counter swaps. Under the CFTC’s existing position limit requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect the Fund, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of the Fund to meet its respective investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Fund.

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

The CFTC and U.S. designated contract markets such as the CBOT may establish position limits and accountability levels on the maximum net long or net short positions in futures contracts in commodities that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund would not be) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S. futures exchanges, such as the CBOT, limit the daily price fluctuation for futures contracts.

Position limits generally impose a fixed ceiling on aggregate holdings in futures contracts relating to a particular commodity, and may also impose separate ceilings on contracts expiring in any one month, contracts expiring in the spot month, and/or contracts in certain specified final days of trading.  By way of example, the CFTC’s position limits for Soybean Futures Contracts (including related options) are 600 spot month contracts, 15,000 contracts expiring in any other single month, and 15,000 contracts for all months.  All Soybean Futures Contracts held under the control of the Sponsor, including those held by any future series of the Trust, will be aggregated in determining the application of these position limits.  Position limits could in certain circumstances effectively limit the number of Creation Baskets that the Fund can sell but, it is not expected to reach asset levels that would cause these position limits to be implicated in the near future.

In contrast to position limits, accountability levels are not fixed ceilings, but rather thresholds above which an exchange may exercise greater scrutiny and control over an investor, including by imposing position limits on the investor.

In addition to position limits and accountability levels, the exchanges set daily price fluctuation limits on futures contracts.  The daily price fluctuation limit establishes the maximum amount that the price of futures contracts may vary either up or down from the previous day’s settlement price.  Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

As of May 1, 2014, the CME replaced the fixed price fluctuation limits with variable price limits for corn, soybeans and wheat. The change, which is now effective and is described in the CME Group Special Executive Report S-7038 and can be accessed at http://www.cmegroup.com/tools-information/lookups/advisories/ser/SER-7038.html.

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

The Sponsor’s trading strategy is quantitative in nature, and it is possible that the Sponsor will make errors in its implementation. The execution of the quantitative strategy is subject to human error, such as incorrect inputs into the Sponsor’s computer systems and incorrect information provided to the Funds’ clearing brokers. In addition, it is possible that a computer or software program may malfunction and cause an error in computation. Any failure, inaccuracy or delay in executing the Funds’ transactions could affect its ability to achieve its investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions. The Sponsor is not required to reimburse a Fund for any costs associated with an error in the placement or execution of a trade in commodity futures interests or shares of the Underlying Funds.

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

The operations of the Funds, the exchanges, brokers and counterparties with which the Funds do business, and the markets in which the Funds do business could be severely disrupted in the event of a major terrorist attack, natural disaster, data breach or the outbreak, continuation or expansion of war or other hostilities. Global terrorist attacks, anti-terrorism initiatives, cyberattacks and political unrest continue to fuel this concern.

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

The Sponsor Has Limited Experience and May Have Conflicts of Interest

The Sponsor has limited experience operating commodity pools. The Sponsor currently sponsors five commodity pools, all of which have commenced operations. Prior to June 9, 2010, the Sponsor had never operated a commodity pool.

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

The Sponsor was formed for the purpose of managing the Trust, including all the Funds, and any other series of the Trust that may be formed in the future, and has been provided with capital primarily by its principals and a small number of outside investors. If the Sponsor operates at a loss for an extended period, its capital will be depleted, and it may be unable to obtain additional financing necessary to continue its operations. If the Sponsor were unable to continue to provide services to these Funds, the Funds would be terminated if a replacement sponsor could not be found.

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

Each Fund is a series of a Delaware statutory trust and not itself a legal entity separate from the other Funds.  The Delaware Statutory Trust Act provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records and are accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred by a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof.  Conversely, none of the debts, liabilities, obligations and expenses incurred with respect to any other series thereof is enforceable against the assets of such series.  The Sponsor is not aware of any court case that has interpreted this inter-series limitation on liability or provided any guidance as to what is required for compliance.  The Sponsor intends to maintain separate and distinct records for each Fund and account for each Fund separately from any other Trust series, but it is possible a court could conclude that the methods used do not satisfy the Delaware Statutory Trust Act, which would potentially expose assets in any Fund to the liabilities of one or more of the Funds and/or any other Trust series created in the future.

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

For additional information regarding recent regulatory developments that may impact the Funds or the Trust, refer to the section entitled “Regulatory Considerations” section of this document.

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

There is Credit Risk Associated with the Operation of the Funds, Service Providers and Counter-Parties Which May Cause an Investment Loss

For all of the Funds except for TAGS, the majority of each Fund’s assets are held in short-term Treasury Securities, cash and/or cash equivalents with the Custodian, although the Sponsor may choose to place any cash on deposit with an alternate financial institution unrelated to the

Custodian (“Financial Institution”). Any cash or cash equivalents invested by a Fund will be rated in the highest short-term rating category by a nationally recognized statistical rating organization or will be deemed by the Sponsor to be of comparable quality.

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

Under CFTC regulations, a clearing broker with respect to a Fund’s exchange-traded Commodity Interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as a Fund, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. A Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which Commodity Interests are traded. From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear a Fund’s trades. For additional information regarding recent regulatory developments that may impact the Funds or the Trust, refer to the section entitled “Regulatory Considerations” section of this document.

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

The Funds are Treated as Partnerships for Tax Purposes which Means that There May be a Lack of Certainty as to Tax Treatment for an Investor’s Gains and Losses

Cash or property will be distributed at the sole discretion of the Sponsor, and the Sponsor currently does not intend to make cash or other distributions with respect to Shares. You will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on your allocable share of a Fund’s taxable income, without regard to whether you receive distributions or the amount of any distributions. Therefore, the tax liability resulting from your ownership of Shares may exceed the amount of cash or value of property (if any) distributed.

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

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in Corn Futures Contracts are 600 spot month contracts, 33,000 contracts expiring in any other single month, and 33,000 total for all months. Cleared Corn Swaps are subject to position limits of 33,000 in any single month and 33,000 total for all months, and are measured separately from, the limits on Corn Futures Contracts. However, under rules proposed by the CFTC, Corn Futures Contracts, Cleared Corn Swaps, and over-the-counter corn contracts will be subject to a single position limit. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

The CFTC and U.S. designated contract markets have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control.  For example, the current position limit for investments at any one time in the Soybean Futures Contracts are 600 spot month contracts, 15,000 contracts expiring in any other single month, and 15,000 total for all months.  Cleared Soybean Swaps (i.e., Soybean Calendar Swaps as currently offered on the CBOT) are subject to position limits that are currently measured separately from the limits on Soybean Futures Contracts.  The position limits for Cleared Soybeans Swaps are 15,000 contracts expiring in any other single month, and 15,000 total for all months.  However, under rules proposed by the CFTC, Soybean Futures Contracts, Cleared Soybean Swaps, and over-the-counter soybean contracts will be subject to a single position limit. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

In contrast to position limits, accountability levels are not fixed ceilings, but rather thresholds above which an exchange may exercise greater scrutiny and control over an investor, including by imposing position limits on the investor.  For example, the current ICE Futures-established accountability level for investments in Sugar No. 11 Futures Contracts for any one month is 10,000, and the accountability level for all combined months is 15,000.  (The current accountability level for Sugar No. 11 Futures Contracts traded on the NYMEX is 9,000 for any one month, and 9,000 for all combined months, and ICE Futures has established no accountability level with regard to Sugar No. 16 Futures Contracts. However, ICE Futures has established position limits for Sugar No. 16 Futures Contracts of 1,000 for any one month, and 1,000 for all combined months.)   However, under rules proposed by the CFTC, Sugar Futures Contracts and over-the-counter sugar contracts will be subject to a single position limit. Even though accountability levels are not fixed ceilings, the Fund does not intend to invest in Sugar Futures Contracts in excess of any applicable accountability levels.

All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark.  This may in turn prevent you from being able to effectively use the Fund as a way to hedge against sugar-related losses or as a way to indirectly invest in sugar.

If the Fund encounters accountability levels, position limits, or price fluctuation limits for Sugar Futures Contracts on ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Other Sugar Interests and/or Sugar Futures Contracts listed on the NYMEX or foreign exchanges.  However, the Sugar Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices.  In addition, the Sugar Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels.  In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

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

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control.  For example, the current position limit for investments at any one time in CBOT Wheat Futures Contracts are 600 spot month contracts, 12,000 contracts expiring in any other single month and 12,000 contracts total for all months. Cleared Wheat Swaps (i.e., Wheat Calendar Swaps as offered on the CBOT) are subject to position limits that are currently measured separately from the limits on Wheat Futures Contracts.  The position limits for Cleared Wheat Swaps are 12,000 contracts expiring in any other single month and 12,000 contracts total for all months. However, under rules proposed by the CFTC, Wheat Futures Contracts, Cleared Wheat Swaps, and over-the-counter wheat contracts will be subject to a single position limit. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Price Range of Shares

The following table sets forth the range of reported high and low closing prices of the shares for each Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2014 and 2013 for those quarters in which it operated from the commencement of operations.

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Corn Fund (symbol “CORN”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2014 :	High	Low
Quarter Ended
March 31, 2014	$34.66	$29.94
June 30, 2014	$35.50	$29.43
September 30, 2014	$29.44	$22.78
December 31, 2014	$27.71	$22.88

Fiscal Year Ended December 31, 2013 :	High	Low
Quarter Ended
March 31, 2013	$45.50	$40.90
June 30, 2013	$42.80	$38.67
September 30, 2013	$39.66	$33.57
December 31, 2013	$33.96	$30.58

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Soybean Fund (symbol “SOYB”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2014 :	High	Low
Quarter Ended
March 31, 2014	$25.05	$22.37
June 30, 2014	$26.32	$23.77
September 30, 2014	$24.09	$19.14
December 31, 2014	$21.74	$19.08

Fiscal Year Ended December 31, 2013 :	High	Low
Quarter Ended
March 31, 2013	$25.27	$23.45
June 30, 2013	$25.39	$22.60
September 30, 2013	$25.03	$21.93
December 31, 2013	$23.72	$22.50

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Sugar Fund (symbol “CANE”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2014 :	High	Low
Quarter Ended
March 31, 2014	$16.45	$12.94
June 30, 2014	$15.53	$14.22
September 30, 2014	$14.96	$12.64
December 31, 2014	$13.93	$11.79

Fiscal Year Ended December 31, 2013 :	High	Low
Quarter Ended
March 31, 2013	$17.89	$16.09
June 30, 2013	$16.19	$14.69
September 30, 2013	$15.22	$14.13
December 31, 2013	$16.57	$13.75

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Wheat Fund (symbol “WEAT”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2014 :	High	Low
Quarter Ended
March 31, 2014	$16.92	$13.40
June 30, 2014	$17.47	$13.77
September 30, 2014	$13.92	$10.78
December 31, 2014	$13.92	$10.92

Fiscal Year Ended December 31, 2013 :	High	Low
Quarter Ended
March 31, 2013	$21.49	$18.29
June 30, 2013	$19.47	$17.05
September 30, 2013	$17.74	$16.10
December 31, 2013	$17.68	$14.70

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Agricultural Fund (symbol “TAGS”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2014 :	High	Low
Quarter Ended
March 31, 2014	$40.05	$34.44
June 30, 2014	$41.07	$36.35
September 30, 2014	$36.48	$30.02
December 31, 2014	$33.59	$29.05

Fiscal Year Ended December 31, 2013 :	High	Low
Quarter Ended
March 31, 2013	$48.85	$44.50
June 30, 2013	$44.62	$41.35
September 30, 2013	$41.00	$37.77
December 31, 2013	$39.60	$33.20

Change in Net Asset Value per Share

The graphs below reflect the change in net asset value (“NAV”) per share for each year during which a Fund has been in operation. For the first year of operation, the graph reflects the change from the NAV per share from the initial price at the commencement of operations to the price on December 31 for that year-ended. For all other years, the change is from December 31 of the preceding year to December 31 of that year.

Teucrium Corn Fund Annual Percentage Change in the Net Asset Value Per Share
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
2010
2011
2012
2013
2014

Teucrium Soybean Fund Annual Percentage Change in the Net Asset Value Per Share
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
2011
2012
2013
2014

Teucrium Sugar Fund Annual Percentage Change in the Net Asset Value Per Share
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
2011
2012
2013
2014

Teucrium Wheat Fund Annual Percentage Change in the Net Asset Value Per Share
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
2011
2012
2013
2014

Teucrium Agricultural Fund Annual Percentage Change in the Net Asset Value Per Share
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
2012
2013
2014

Holders of the Funds

The table below sets for the approximate number of shareholders for each Fund of the Trust as of December 31, 2014.

Fund	Approximate Number of Shareholders
CORN	9,200
SOYB	1,530
CANE	460
WEAT	2,120
TAGS	110

Use of Proceeds

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013. From June 9, 2010 (the commencement of operations) through December 31, 2014, 11,125,000 Shares of the Fund were sold at an aggregate offering price of $390,331,583. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through December 31, 2014 in an amount equal to $544,875, resulting in net offering proceeds of $389,786,708. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through December 31, 2014, 1,350,000 Shares of the Fund were sold at an aggregate offering price of $31,955,612. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2014 in an amount equal to $35,920, resulting in net offering proceeds of $31,919,692. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through December 31, 2014, 475,000 Shares of the Fund were sold at an aggregate offering price of $9,676,491. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2014 in an amount equal to $12,133, resulting in net offering proceeds of $9,664,358. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through December 31, 2014, 3,350,000 Shares of the Fund were sold at an aggregate offering price of $50,656,398. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2014 in an amount equal to $47,246, resulting in net offering proceeds of $50,609,152. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. From March 28, 2012 (the commencement of the offering) through December 31, 2014, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2014 in an amount equal to $5,262, resulting in net offering proceeds of $17,701,316. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of Equity Securities

The Sponsor, the Trust or any Fund do not purchase shares directly from shareholders; however, the information below details for the current period, October 1 to December 31, 2014, by month and for the year ended December 31, 2014, the share purchases in connection with the redemption of baskets by Authorized Purchasers.

Issuer Purchases of CORN Shares:

	Total Number of	Average Price	Total Number of Shares Purchased as Part of Publicly	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2014 to October 31, 2014	100,000	$25.79	N/A	N/A
November 1, 2014 to November 30, 2014	450,000	$26.26	N/A	N/A
December 1, 2014 to December 31, 2014	375,000	$27.05	N/A	N/A
Total	925,000	$26.53

January 1, 2014 to December 31, 2014	2,525,000	$30.84	N/A	N/A

Issuer Purchases of SOYB Shares:

	Total Number of	Average Price	Total Number of Shares Purchased as Part of Publicly	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2014 to October 31, 2014	-	$-	N/A	N/A
November 1, 2014 to November 30, 2014	-	$-	N/A	N/A
December 1, 2014 to December 31, 2014	25,000	$21.17	N/A	N/A
Total	25,000	$21.17

January 1, 2014 to December 31, 2014	100,000	$22.48	N/A	N/A

Issuer Purchases of WEAT Shares:

	Total Number of	Average Price	Total Number of Shares Purchased as Part of Publicly	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2014 to October 31, 2014	225,000	$11.62	N/A	N/A
November 1, 2014 to November 30, 2014	275,000	$11.80	N/A	N/A
December 1, 2014 to December 31, 2014	425,000	$13.32	N/A	N/A
Total	925,000	$12.45

January 1, 2014 to December 31, 2014	1,300,000	$13.53	N/A	N/A

Issuer Purchases of CANE Shares:

	Total Number of	Average Price	Total Number of Shares Purchased as Part of Publicly	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2014 to October 31, 2014	-	$-	N/A	N/A
November 1, 2014 to November 30, 2014	-	$-	N/A	N/A
December 1, 2014 to December 31, 2014	-	$-	N/A	N/A
Total	-	$-

January 1, 2014 to December 31, 2014	25,000	$14.87	N/A	N/A

Dividends

Neither the Trust nor any Fund has made and none intends to make any cash distributions to shareholders, other than the distributions associated with the liquidation of NAGS and CRUD in 2014.

Item 6. Selected Financial Data

Financial Highlights for the Teucrium Corn Fund (for the years ended December 31, 2014, 2013, 2012, 2011 and from the commencement of operations (June 9, 2010) through December 31, 2010).

					From the commencement
	Year ended	Year ended	Year ended	Year ended	of operations (June 9, 2010)
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	through December 31, 2010
Net assets	$108,459,507	$47,499,620	$37,686,512	$71,268,521	$42,963,939
Net realized and unrealized gain (loss) on futures contracts	$(4,449,213)	$(13,252,851)	$10,009,773	$1,976,091	$8,871,971
Net Income (Loss)	$(7,947,064)	$(16,269,132)	$6,567,726	$(472,093)	$8,435,983
Weighted-average shares outstanding	3,460,141	1,169,662	1,506,835	2,244,936	539,324
Net income (loss) per share	$(4.02)	$(13.70)	$2.42	$2.86	$14.06
Net income (loss) per weighted-average share	$(2.30)	$(13.91)	$4.36	$(0.21)	$15.64
Cash and cash equivalents at end of year	$106,858,496	$42,405,220	$34,631,982	$69,022,336	$39,310,538

Financial Highlights for the Teucrium Soybean Fund (for the years ended December 31, 2014, 2013, 2012, and from the commencement of operations (September 19, 2011) through December 31, 2011).

				From the commencement
	Year ended	Year ended	Year ended	of operations (September 19, 2011)
	December 31, 2014	December 31, 2013	December 31, 2012	through December 31, 2011
Net assets	$11,956,149	$4,016,972	$6,636,175	$2,186,430
Net realized and unrealized loss on futures contracts	$(366,913)	$(10,938)	$(40,425)	$(294,950)
Net loss	$(582,405)	$(393,523)	$(511,303)	$(313,670)
Weighted-average shares outstanding	251,648	257,127	250,277	100,000
Net (loss) income per share	$(2.16)	$(1.18)	$2.27	$(3.14)
Net loss per weighted-average share	$(2.31)	$(1.53)	$(2.04)	$(3.14)
Cash and cash equivalents at end of year	$11,505,788	$3,765,791	$6,169,205	$2,055,369

Financial Highlights for the Teucrium Sugar Fund (for the years ended December 31, 2014, 2013, 2012, and from the commencement of operations (September 19, 2011) through December 31, 2011).

				From the commencement
	Year ended	Year ended	Year ended	of operations (September 19, 2011)
	December 31, 2014	December 31, 2013	December 31, 2012	through December 31, 2011
Net assets	$2,661,212	$2,468,403	$2,225,898	$2,306,249
Net realized and unrealized loss on futures contracts	$(451,965)	$(506,016)	$(667,574)	$(174,072)
Net loss	$(502,562)	$(542,436)	$(897,618)	$(193,851)
Weighted-average shares outstanding	195,963	161,031	116,534	100,004
Net loss per share	$(2.27)	$(3.71)	$(5.25)	$(1.94)
Net loss per weighted-average share	$(2.56)	$(3.37)	$(7.70)	$(1.94)
Cash and cash equivalents at end of year	$2,489,338	$2,366,377	$2,088,533	$2,051,003

Financial Highlights for the Teucrium Wheat Fund (for the years ended December 31, 2013, 2012, and from the commencement of operations (September 19, 2011) through December 31, 2011).

				From the commencement
	Year ended	Year ended	Year ended	of operations (September 19, 2011)
	December 31, 2014	December 31, 2013	December 31, 2012	through December 31, 2011
Net assets	$22,263,457	$7,048,087	$3,791,209	$2,235,888
Net realized and unrealized loss on futures contracts	$(1,070,987)	$(2,061,837)	$(97,050)	$(245,158)
Net loss	$(1,748,035)	$(2,447,578)	$(440,262)	$(264,212)
Weighted-average shares outstanding	1,408,223	379,525	148,979	100,004
Net loss per share	$(2.12)	$(6.41)	$(1.11)	$(2.64)
Net loss per weighted-average share	$(1.24)	$(6.45)	$(2.96)	$(2.64)
Cash and cash equivalents at end of year	$21,568,368	$6,451,639	$3,356,906	$2,022,024

Financial Highlights for the Teucrium Agricultural Fund (for the year ended December 31, 2014, 2013 and from the commencement of operations (March 28, 2012) through December 31, 2012).

			From the commencement
	Year ended	Year ended	of operations (March 28, 2012)
	December 31, 2014	December 31, 2013	through December 31, 2012
Net assets	$1,652,749	$1,896,442	$2,436,721
Net realized and unrealized loss on securities	$(234,501)	$(529,472)	$(880,180)
Net loss	$(243,693)	$(540,279)	$(902,894)
Weighted-average shares outstanding	50,002	50,002	103,765
Net loss per share	$(4.88)	$(10.81)	$(1.27)
Net loss per weighted-average share	$(4.87)	$(10.81)	$(8.70)
Cash and cash equivalents at end of year	$1,647	$2,880	$6,419

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

The Funds and the Trust record their derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations.  Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the CBOT or the ICE, or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy.  OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the year ended December 31, 2014 compared to the years ended December 31, 2013 and 2012.

The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT and CANE operated for the entirety of all periods. TAGS did not commence operations until March 28, 2012. The combined results of operations for the Trust include NAGS and CRUD for all periods, up through the termination of operations on December 21, 2014.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2012 and 2013, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. Consistent treatment has been applied to expenses which have been waived by the Sponsor in the 2014. For all expenses waived in 2014, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund, including services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations. These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part II of this filing.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the period January 1, 2014 to December 31, 2014, the Funds, in total, recorded an increase in expenses, both gross and net of any expenses waived by or reimbursed to the Sponsor, over what had been recorded in 2013. For the year 2014, total expenses gross of any waived expenses, was $4,814,899, while total expenses, net were $4,554,324. For 2013, these were $4,312,906 and $3,941,300, respectively, and $5,670,624 and $4,784,532 for 2012. The increase in expenses, gross of any waived expenses, was $501,993 which was driven by a $647,708 increase in the management fee to the Sponsor, an increase generated by higher average net assets, and a $122,071 increase in brokerage commissions. The increase in brokerage commissions was the result of an increase in contracts purchased and rolled due to higher assets under management. Partially offsetting these increases was a $209,383 decrease in professional fees. This was the result of expense controls undertaken by the Sponsor. Total expenses, net increased by $613,024 for 2014 compared to 2013 for the same reasons as discussed above.

For the period January 1, 2014 to December 31, 2014, the Funds, in total, recorded a decrease in expenses, both gross and net of any expenses waived by or reimbursed to the Sponsor, over what had been recorded in 2012. The decrease in expenses, gross of any waived expenses, was $855,725 which was principally driven by: 1) a $212,654 decrease in professional fees, 2) an $868,735 decrease in distribution and marketing fees, 3) a $125,272 decrease in general and administrative expenses, and 4) a $258,181 decrease in custodian fees and expenses as the result of a renegotiated contract in 2013. Partially offsetting these decreases were: 1) a $450,312 increase in the management fee to the Sponsor, an increase generated by higher average net assets, and 2) a $100,904 increase in brokerage commissions, which was the result of an increase in contracts purchased and rolled due to higher assets under management. Total expenses, net decreased by $230,208 for 2014 compared to 2012. Net expenses waived by and reimbursed to the Sponsor decreased by $626,517 which mitigated the decreases discussed above.

For the year ended December 31, 2014, no reimbursement to the Sponsor will be sought in any future period for expenses that has been identified as waived by the Sponsor.

For the year ended December 31, 2013, there were approximately $590,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Funds in 2014. At that time, the Sponsor determined that recovery of the expense amounts was not probable. For the year ended December 31, 2014, asset growth and other changes experienced by certain Funds enabled the Sponsor to claim reimbursement of $379,753 from those Funds, specifically $308,312 from CORN, $25,139 from SOYB and $46,302 from WEAT. These amounts are reflected in the combined statements of operations as a reimbursement of a previously waived expense for the Funds from which there was recovery in 2014. There was no recovery of amounts from the other Funds.

For the year ended December 31, 2012, there were approximately $560,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Funds in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the year ended December 31, 2013, asset growth and other changes experienced by certain Funds enabled the Sponsor to claim reimbursement of $509,033 from those Funds, specifically $410,405 from CORN, $46,161 from SOYB and $51,467 from WEAT. These amounts are reflected in the combined statements of operations as a reimbursement of a previously waived expense for the Funds from which there was recovery in 2013. There was no recovery of amounts from the other Funds.

Teucrium Corn Fund

The Teucrium Corn Fund commenced investment operations on June 9, 2010. The investment objective of the Corn Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2014, the Corn Fund held a total of 5,255 CBOT Corn Futures contracts with a notional value of $108,522,325. Of these contracts, 3,447 had an asset fair value equaling $3,651,637 and 1,808 had a liability fair value equaling $1,899,925. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY15 contracts, the second-to-expire CBOT Corn Futures Contract, (2) 30% to JUL15 CBOT contracts, the third-to-expire CBOT Corn Futures Contract, and (3) 35% to DEC15 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract.

The benchmark for the Fund is the Teucrium Corn Index (TCORN) which is defined as: A weighted average of daily changes in the closing settlement prices of (1) the second-to-expire Corn Futures Contract traded on the CBOT, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of third-to-expire contract, weighted 35%. To convert to an index, 100 is set to $25, the opening day price of CORN. The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TCORN for two periods. One period is December 31, 2014 compared to December 31, 2013. The second period is from the commencement of operations to December 31, 2014. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in CORN NAV per share	Change in Market Price	Change in the Benchmark (TCORN)
December 31, 2013 to December 31, 2014	-13.15%	-12.88%	-9.74%
June 9, 2010 to December 31, 2014	2.97%	3.29%	28.25%

For the Year Ended December 31, 2014 Compared to the Years Ended December 31, 2013 and 2012

On December 31, 2014, the Fund had 4,075,004 shares outstanding and net assets of $108,459,507. This is in comparison to 1,550,004 shares outstanding and net assets of $47,499,620 on December 31, 2013 and 850,004 shares outstanding with net assets of $37,686,512 on December 31, 2012. Shares outstanding increased by 2,525,000 and 163% for the period of 2014 when compared to 2013. This increase was, in the opinion of management, due to increased interest and investment activity as the price of the underlying commodity fell from near-record highs in the summer of 2012 to much lower levels due to a significantly higher corn harvest in the U.S in the fall of 2013 and of 2014. In total, in 2014, the Fund issued 5,050,000 shares and purchased 2,525,000 as part of creation and redemption baskets. For the period 2013 compared to 2012, there was an increase in shares outstanding of 700,000 and 82%. In total, in 2013, the Fund issued 1,550,000 shares and purchased 850,000 as part of creation and redemption baskets.

Total net assets for the Fund were $108,459,507 on December 31, 2014, compared to $47,499,620 on December 31, 2013 and $37,686,512 on December 31, 2012. The Net Asset Values (“NAV”) per share related to these balances were $26.62, $30.64 and $44.34 respectively. This represents an increase in total net assets for the year ending December 31, 2014 versus 2012 of 186% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by $17.72 or 40%. When comparing December 31, 2013 with 2012, there was an increase in total net assets of 25%, driven by an increase in total shares outstanding of 82 % which was partially offset by a decrease in the NAV per share of $13.70 or 31%. The closing prices per share for 2014, 2013 and 2012, as reported by the NYSE Arca, were $26.64, $30.58 and $44.32, respectively. The change from December 31, 2014 over prior years was a 40% decrease from 2012 and a 13% decrease from 2013.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2014 and serves to illustrate the relative changes of these components.

CORN AUM Analysis
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($)
5000
4500
4000
3500
3000
2500
2000
1500
1000
500
0
140
120
100
80
60
40
20
0
CORN Shares Outstanding
CORN AUM
CORN NAV Per Share
6/30/2010
8/31/2010
10/31/2010
12/31/2010
2/28/2011
4/30/2011
6/30/2011
8/31/2011
10/31/2011
12/31/2011
2/29/2012
4/30/2012
6/30/2012
8/31/2012
10/31/2012
12/31/2012
2/28/2013
4/30/2013
6/30/2013
8/31/2013
10/31/2013
12/31/2013
2/28/2014
4/30/2014
6/30/2014
8/31/2014
10/31/2014
12/31/2014

The total loss for the year ended December 31, 2014 was ($4,413,618) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($11,085,713), offset partially by a net change in unrealized depreciation of commodity futures contracts of $6,636,500. Total loss was ($13,232,041) in 2013, while total income was $10,063,171 in 2012. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for 2014 were $3,330,404; total expenses for 2013 were $3,052,934 and $4,045,163 in 2012. This represents a $277,470 or 9% increase for 2014 over 2013 and a ($714,759) or 18% decrease for 2014 over 2012. The increase for 2014 over 2013 was driven by a $554,000 or 128% increase in the management fee paid to the Sponsor as a result of higher average net assets and a $109,371 or 269% increase in brokerage commissions due to an increase in contracts purchased and rolled due to higher assets under management, offset by a ($287,098) or 34% decrease in professional fees related to auditing, legal and tax preparation fees and a ($50,366) or 62% decrease in business permits and licenses. The decrease for 2014 over 2012 was driven by a $327,477 or 50% increase in the management fee paid to the Sponsor as a result of higher average net assets and a $93,938 or 167% increase in brokerage commissions due to an increase in contracts purchased and rolled due to higher assets under management, offset by a ($670,674) or 35% decrease in distribution and marketing fees. The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.37% in 2014, 7.05% in 2013, and 6.14% in 2012. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2014, the Sponsor waived fees of $105,270; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. For 2013 and 2012, there were $426,248 and $549,718 of expenses waived by the Sponsor, the recovery of which is discussed below.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2014, 2013 and 2012 were $3,533,446, $3,037,091 and $3,495,445 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.57% in 2014, 7.01% in 2013 and 5.31% in 2012.

These lower expense ratios in 2014, gross and net of waived expenses, were driven by a significant increase in average net assets in 2014 over the prior years. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

For the year ended December 31, 2013, there were $426,248 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2014, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $308,312 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were $549,718 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2013, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $410,405 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

Net cash provided by or used in the Fund’s operating activities during the year was ($6,449,860) in 2014, ($18,309,002) in 2013 and $9,906,392 in 2012. In 2014, proceeds from the sale of shares were $146,789,763, representing 5,050,000 shares while payments for redemptions were $77,882,812, representing 2,525,000 shares. In 2013, proceeds from the sale of shares were $59,350,451, representing 1,550,000 shares while payments for redemptions were $33,268,211, representing 850,000 shares. In 2012, proceeds from the sale of shares were $51,752,168, representing 1,125,000 shares while payments for redemptions were $91,901,903, representing 1,975,000 shares.

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

Teucrium Soybean Fund

The Teucrium Soybean Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”).  Except as described in the following paragraph, the three Soybean Futures Contracts will be: (1) second-to-expire CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2014, the Fund held a total of 234 CBOT soybean futures contracts with a notional value of $11,924,400. The contracts had a liability fair value of $277,013. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAR15 CBOT contracts, (2) 30% to MAY15 CBOT contracts, and (3) 35% to NOV15 CBOT contracts.

The benchmark for the Fund is the Teucrium Soybean Index (TSOYB) which is defined as: A weighted average of daily changes in the closing settlement prices of (1) the second-to-expire Soybean Futures Contract traded on the CBOT, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybeans Futures Contract expiring in the November following the expiration month of third-to-expire contract, weighted 35%. During the period when the Excluded Contracts are the second-to-expire and third-to-expire Soybean Futures Contract, the fourth-to-expire and fifth-to-expire Soybean Futures Contracts will take the place of the second-to-expire and third-to-expire Soybean Futures Contracts, respectively, as Benchmark Component Futures Contracts.  Similarly, when the August Contract is the third-to-expire Soybean Futures Contract, the fifth-to-expire Soybean Futures Contract will take the place of the August Contract as a Benchmark Component Futures Contract, and when the September Contract is the second-to-expire Soybean Futures Contract, the third-to-expire and fourth-to-expire Soybean Futures Contracts will be Benchmark Component Futures Contracts. To convert to an index, 100 is set to $25, the opening day price of SOYB.

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TSOYB for two periods. One period is December 31, 2014 compared to December 31, 2013. The second period is from the commencement of operations to December 31, 2014. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in SOYB NAV per share	Change in Market Price	Change in the Benchmark (TSOYB)
December 31, 2013 to December 31, 2014	-9.41%	-8.99%	-5.26%
September 19, 2011 to December 31, 2014	-15.69%	-17.22%	4.11%

For the Year Ended December 31, 2014 Compared to the Years Ended December 31, 2013 and 2012

On December 31, 2014, the Fund had 575,004 shares outstanding and net assets of $11,956,149. This is in comparison to 175,004 shares outstanding and net assets of $4,016,972 on December 31, 2013 and 275,004 shares outstanding with net assets of $6,636,175 on December 31, 2012. Shares outstanding increased by 400,000 and 229% for the period of 2014 when compared to 2013. This increase was, in the opinion of management, due to increased interest and investment activity as the price of the underlying commodity fell from near-record highs in the summer of 2012 to much lower levels due to a significantly higher soybean harvest in the U.S in the fall of 2013 and of 2014. In total, in 2014, the Fund issued 500,000 shares and purchased 100,000 as part of creation and redemption baskets. For the period 2013 compared to 2012, there was a decrease in shares outstanding of 100,000 and 36%. In total, in 2013, the Fund issued 75,000 shares and purchased 175,000 as part of creation and redemption baskets.

Total net assets for the Fund were $11,956,149 on December 31, 2014, compared to $4,016,972 on December 31, 2013 and $6,636,175 on December 31, 2012. The Net Asset Values (“NAV”) per share related to these balances were $20.79, $22.95 and $24.13 respectively. This represents an increase in total net assets for the year ending December 31, 2014 versus 2012 of 80% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by $3.34 or 14%. When comparing December 31, 2013 with 2012, there was a decrease in total net assets of 39%, driven by a decrease in total shares outstanding of 36% and a decrease in the NAV per share of $1.18 or 5%. The closing prices per share for 2014, 2013 and 2012, as reported by the NYSE Arca, were $20.76, $22.81 and $24.07, respectively. The change from December 31, 2014 over prior years was a 14% decrease from 2012 and a 9% decrease from 2013.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2014 and serves to illustrate the relative changes of these components.

SOYB AUM Analysis
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($)
SOYB Shares Outstanding
SOYB AUM
SOYB NAV Per Share
0
100
200
300
400
500
600
700
0
5
10
15
20
25
30
9/30/2011
11/30/2011
1/31/2012
3/31/2012
5/31/2012
7/31/2012
9/30/2012
11/30/2012
1/31/2013
3/31/2013
5/31/2013
7/31/2013
9/30/2013
11/30/2013
1/31/2014
3/31/2014
5/31/2014
7/31/2014
9/30/2014
11/30/2014

Total loss for the year ended December 31, 2014 was ($364,975) resulting from the net change in realized loss on commodity futures contracts totaling ($278,763) and a change in unrealized depreciation on commodity futures contracts of ($88,150). Total loss was ($8,215) in 2013 and ($35,369) in 2012. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for 2014 were $257,908; total expenses for 2013 were $407,004 and $552,855 in 2012. This represents a ($149,096) or 37% decrease for 2014 over 2013 and a ($294,947) or 53% decrease for 2014 over 2012. The decrease for 2014 over 2013 was driven principally by a ($91,707) or 60% decrease in distribution and marketing fees and a ($35,521) or 28% decrease in professional fees related to auditing, legal and tax preparation fees. The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The decrease for 2014 over 2012 was driven principally by a ($151,779) or 71% decrease in distribution and marketing fees, a ($42,206) or 31% decrease in professional fees related to auditing, legal and tax preparation fees, and a ($68,898) or 92% decrease in custodian fees and expenses resulting from a renegotiated contract in 2013. The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.59% in 2014, 6.66% in 2013, and 8.72% in 2012. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2014, the Sponsor waived fees of $65,617; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. For 2013 and 2012, there were $68,857 and $76,921 of expenses waived by the Sponsor, the recovery of which is discussed below.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2014, 2013 and 2012 were $217,430, $385,308 and $475,934 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.87% in 2014, 6.30% in 2013 and 7.50% in 2012.

These lower expense ratios in 2014, gross and net of waived expenses, were principally driven by a lower average net asset balance relative to the other Funds in 2014 over the prior years, and thus fewer expenses were allocated to the Fund. Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

For the year ended December 31, 2013, there were $68,857 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $25,139 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were $76,921 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2013, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $47,161 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses

Net cash used in the Fund’s operating activities during the period was ($781,585) in 2014, ($177,734) in 2013, and ($847,212) in 2012. In 2014, proceeds from the sale of shares were $10,769,361 representing 500,000 while payments for the redemption of shares were $2,247,779 representing 100,000 shares. In 2013, proceeds from the sale of shares were $1,859,169 while payments for the redemption of shares were $4,084,849. In 2012, these amounts were $17,320,020 for issuance and $12,358,972 for redemptions.

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

Teucrium Sugar Fund

The Teucrium Sugar Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”), specifically: (1) the second-to-expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third-to-expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2014, the Fund held a total of 153 ICE sugar futures contracts with a notional value of $2,659,742. These contracts had a liability fair value of $503,955. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY15 ICE No 11 contracts, (2) 30% to the JUL15 ICE No 11 contracts, and (3) 35% to the MAR16 ICE No 11 contracts.

The benchmark for the Fund is the Teucrium Sugar Index (TCANE) which is defined as: A weighted average of daily changes in the closing settlement prices (1) the second-to-expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third-to-expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%. To convert to an index, 100 is set to $25, the opening day price of CANE. The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TCANE for two periods. One period is December 31, 2014 compared to December 31, 2013. The second period is from the commencement of operations to December 31, 2014. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in CANE NAV per share	Change in Market Price	Change in the Benchmark (TCANE)
December 31, 2013 to December 31, 2014	-16.10%	-15.45%	-14.59%
September 19, 2011 to December 31, 2014	-53.22%	-53.54%	-46.15%

For the Year Ended December 31, 2014 Compared to the Years Ended December 31, 2013 and 2012

On December 31, 2014, the Fund had 225,004 shares outstanding and net assets of $2,661,212. This is in comparison to 175,004 shares outstanding and net assets of $2,468,403 on December 31, 2013 and 125,004 shares outstanding with net assets of $2,225,898 on December 31, 2012. Shares outstanding increased by 50,000 and 29% for the period of 2014 when compared to 2013. In total, in 2014, the Fund issued 75,000 shares and purchased 25,000 as part of creation and redemption baskets. For the period 2013 compared to 2012, there was an increase in shares outstanding of 50,000 and 40%. In total, in 2013, the Fund issued 50,000 shares and had no purchases as part of creation and redemption baskets.

Total net assets for the Fund were $2,661,212 on December 31, 2014, compared to $2,468,403 on December 31, 2013 and $2,225,898 on December 31, 2012. The Net Asset Values (“NAV”) per share related to these balances were $11.83, $14.10 and $17.81 respectively. This represents an increase in total net assets for the year ending December 31, 2014 versus 2012 of 11% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by $5.98 or 34%. When comparing December 31, 2013 with 2012, there was an increase in total net assets of 11%, driven by an increase in total shares outstanding of 40% offset partially by a decrease in the NAV per share of $3.71 or 21%. The closing prices per share for 2014, 2013 and 2012, as reported by the NYSE Arca, were $11.88, $14.05 and $17.84, respectively. The change from December 31, 2014 over prior years was a 33% decrease from 2012 and a 15% decrease from 2013.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2014 and serves to illustrate the relative changes of these components.

CANE AUM Analysis
CANE Shares Outstanding
CANE AUM
CANE NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($)
250
200
150
100
50
0
30
25
20
15
10
5
0
9/30/2011
10/31/2011
11/30/2011
12/31/2011
1/31/2012
2/29/2012
3/31/2012
4/30/2012
5/31/2012
6/30/2012
7/31/2012
8/31/2012
9/30/2012
10/31/2012
11/30/2012
12/31/2012
1/31/2013
2/28/2013
3/31/2013
4/30/2013
5/31/2013
6/30/2013
7/31/2013
8/31/2013
9/30/2013
10/31/2013
11/30/2013
12/31/2013
1/31/2014
2/28/2014
3/31/2014
4/30/2014
5/31/2014
6/30/2014
7/31/2014
8/31/2014
9/30/2014
10/31/2014
11/30/2014
12/31/2014

Total loss for the year ended December 31, 2014 was ($451,152) resulting primarily from the realized loss on commodity futures contracts totaling ($131,410) and a loss generated by the net change in unrealized depreciation on commodity futures contracts of ($320,555). Total loss was ($504,891) in 2013 and ($665,628) in 2012. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for 2014 were $171,106; total expenses for 2013 were $134,692 and $292,670 in 2012. This represents a $36,414 or 27% increase for 2014 over 2013 and a ($121,565) and 42% decrease for 2014 over 2012. The increase for 2014 over 2013 was driven by increases in all categories due to an increase in expenses allocated to the Fund. The management fee paid to the Sponsor increased by $3,370 and 14% as a result of higher average net assets. The decrease for 2014 over 2012 was driven principally by a decrease in expenses allocated to the Fund. There was a ($75,845) and 67% decrease in distribution and marketing fees, an ($11,403) and 48% decrease in general and administrative expenses, and a ($56,456) and 93% decrease in custodian fees and expenses resulting from a renegotiated contract in 2013. These were offset by a $3,288 increase in the management fee to the Sponsor and a $15,642 increase in professional fees. The total expense ratio gross of expenses waived by the Sponsor for these years was 6.26% in 2014, 5.45% in 2013, and 12.33% in 2012. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2014, the Sponsor waived fees of $119,696; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. For 2013 and 2012, there were $97,147 and $60,680 of expenses waived by the Sponsor.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2014, 2013 and 2012 were $51,410, $37,545 and $231,990 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 1.88% in 2014, 1.52% in 2013 and 9.77% in 2012.

Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

Net cash used in the Fund’s operating activities during the period was ($572,410) in 2014, ($507,097) in 2013 and ($779,737) in 2012. In 2014, proceeds from the sale of shares were $1,067,083 representing 75,000 while payments for the redemption of shares were $371,712 representing 25,000 shares. In 2013 proceeds from the sale of shares was $789,941 with no proceeds used for redemptions. In 2012, proceeds from the sale of shares were $5,324,467 while payments for the redemption of shares were $4,507,200.

Teucrium Wheat Fund

The Teucrium Wheat Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically: (1) the second-to-expire CBOT Wheat Futures Contract, weighted 35%, (2) the third-to-expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2014, the Fund held a total of 739 CBOT wheat futures contracts with a notional value of $22,257,400. Of these, 485 contracts had an asset fair value of $729,626 and 254 had a liability fair value of $13,125. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAY15 CBOT contracts, (2) 30% to JUL15 CBOT contracts, and (3) 35% to DEC15 CBOT contracts.

The benchmark for the Fund is the Teucrium Wheat Index (TWEAT) which is defined as: A weighted average of daily changes in the closing settlement prices of (1) the second-to-expire Wheat Futures Contract traded on the CBOT, weighted 35%, (2) the third-to-expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of third-to-expire contract, weighted 35%. To convert to an index, 100 is set to $25, the opening day price of WEAT. The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TWEAT for two periods. One period is December 31, 2014 compared to December 31, 2013. The second period is from the commencement of operations to December 31, 2014. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in WEAT NAV per share	Change in Market Price	Change in the Benchmark (TWEAT)
December 31, 2013 to December 31, 2014	-14.26%	-13.65%	-10.64%
September 19, 2011 to December 31, 2014	-48.06%	-48.79%	-35.65%

For the Year Ended December 31, 2014 Compared to the Years Ended December 31, 2013 and 2012

On December 31, 2014, the Fund had 1,750,004 shares outstanding and net assets of $22,263,457. This is in comparison to 475,004 shares outstanding and net assets of $7,048,087 on December 31, 2013 and 175,004 shares outstanding with net assets of $3,719,209 on December 31, 2012. Shares outstanding increased by 1,275,000 and 268% for the period of 2014 when compared to 2013. This increase was, in the opinion of management, due to increased interest and investment activity as the price of the underlying commodity fell from near-record highs in the summer of 2012 to much lower levels due to a significantly higher wheat harvest in the U.S in the fall of 2013 and of 2014. In total, in 2014, the Fund issued 2,575,000 shares and purchased 1,300,000 as part of creation and redemption baskets. For the period 2013 compared to 2012, there was an increase in shares outstanding of 300,000 and 171%. In total, in 2013, the Fund issued 400,000 shares and purchased 100,000 as part of creation and redemption baskets.

Total net assets for the Fund were $22,263,457 on December 31, 2014, compared to $7,048,087 on December 31, 2013 and $3,719,209 on December 31, 2012. The Net Asset Values (“NAV”) per share related to these balances were $12.72, $14.84 and $21.25 respectively. This represents an increase in total net assets for the year ending December 31, 2014 versus 2012 of 499% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by $8.53 or 40%. When comparing December 31, 2013 with 2012, there was an increase in total net assets of 90%, driven by an increase in total shares outstanding of 171% offset partially by a decrease in the NAV per share of $6.41 or 30%. The closing prices per share for 2014, 2013 and 2012, as reported by the NYSE

Arca, were $12.74, $14.75 and $21.32, respectively. The change from December 31, 2014 over prior years was a 40% decrease from 2012 and a 14% decrease from 2013.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2014 and serves to illustrate the relative changes of these components.

WEAT AUM Analysis
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($)
WEAT Shares Outstanding
WEAT AUM
WEAT NAV Per Share
3000
2500
2000
1500
1000
500
0
30
25
20
15
10
5
0
9/30/2011
10/31/2011
11/30/2011
12/31/2011
1/31/2012
2/29/2012
3/31/2012
4/30/2012
5/31/2012
6/30/2012
7/31/2012
8/31/2012
9/30/2012
10/31/2012
11/30/2012
12/31/2012
1/31/2013
2/28/2013
3/31/2013
4/30/2013
5/31/2013
6/30/2013
7/31/2013
8/31/2013
9/30/2013
10/31/2013
11/30/2013
12/31/2013
1/31/2014
2/28/2014
3/31/2014
4/30/2014
5/31/2014
6/30/2014
7/31/2014
8/31/2014
9/30/2014
10/31/2014
11/30/2014
12/31/2014

Total loss for the year ended December 31, 2014 was ($1,061,923) resulting primarily from a realized loss of ($2,486,162) and the net change in unrealized appreciation on commodity futures contracts of $1,415,175. Total loss was ($2,058,821) in 2013 and ($94,917) in 2012. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for 2014 were $671,507; total expenses for 2013 were $406,706 and $447,135 in 2012. This represents a $264,801 and 65% increase for 2014 over 2013 and a $224,372 and 50% increase for 2014 over 2012. These increases were, in general, the result of higher expense allocations to the Fund due to increased order activity and higher average net assets relative to the other Funds. The increase for 2014 over 2013 was driven by a $116,742 and 176% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $96,175 and 68% increase in distribution and marketing fees, a $30,532 and 23% increase in professional fees related to auditing, legal and tax preparation fees, and a $11,596 and 270% increase in brokerage commissions due to an increase in contracts purchased and rolled due to higher assets under management. The increase for 2014 over 2012 was driven by a $150,288 and 459% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $73,271 and 45% increase in distribution and marketing fees, a $38,447 and 31% increase in professional fees related to auditing, legal and tax preparation fees, and a $12,362 and 350% increase in brokerage commissions due to an increase in contracts purchased and rolled due to higher assets under management. These were partially offset by a ($63,115) and 85% decrease in custodian fees and expenses resulting from a renegotiated contract in 2013. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.66% in 2014, 6.12% in 2013, and 13.68% in 2012. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2014, the Sponsor waived fees of $31,697; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. For 2013 and 2012, there were $69,416 and $101,790 of expenses waived by the Sponsor, the recovery of which is discussed below.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2014, 2013 and 2012 were $686,112, $388,757 and $345,345 respectively. The increase in 2014 over prior periods was the result of higher expense allocations to the Fund due to increased order activity and higher average net assets relative to the other Funds. The total expense ratio net of expenses waived by the Sponsor periods was 3.74% in 2014, 5.85% in 2013 and 10.57% in 2012.

Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

For the year ended December 31, 2013, there were $69,416 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $46,302 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were $101,790 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2013, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $51,467 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

Net cash used in the Fund’s operating activities during the period was ($1,846,676) in 2014, ($2,681,723) in 2013 and ($588,701) in 2012. In 2014, proceeds from the sale of shares were $34,552,580 representing 2,575,000 shares while payments for redemption of shares were $17,589,175 representing 1,300,000 shares. In 2013, proceeds from the sale of shares were $7,532,514 while payments for the redemption of shares were $1,756,058. In 2012, proceeds from the sale of shares were $6,071,303 while payments for the redemption of shares were $4,147,720.

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

On December 31, 2014, the Fund held: 1) 15,533 shares of CORN with a fair value of $413,423; 2) 31,037 shares of WEAT with a fair value of $394,850; 3) 20,131 shares of SOYB with a fair value of $418,586; and 4) 35,024 shares of CANE with a fair value of $414,243. The weighting on December 31, 2014 was 25% to CORN, 24% to WEAT, 26% to SOYB and 25% to CANE.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TTAGS for two periods. One period is December 31, 2014 compared to December 31, 2013. The second period is from the commencement of operations to December 31, 2014. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV. The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in TAGS NAV per share	Change in Market Price	Change in the Benchmark (TTAGS)
December 31, 2013 to December 31, 2014	-12.87%	-2.79%	-12.42%
March 28, 2012 to December 31, 2014	-33.18%	-33.42%	-32.08%

For the Year Ended December 31, 2014 Compared to the Years Ended December 31, 2013 and 2012

On December 31, 2014, 2013 and 2012, the Fund had 50,002 shares outstanding. The net assets of the Fund were $1,652,749 in 2014, $1,896,442 in 2013 and $2,436,721 in 2012. There were no shares issued or redeemed in 2013. In 2012, the Fund had 350,000 shares issued and 300,000 shares redeemed. Effective August 2, 2012, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares are created.

Total net assets for the Fund were $1,652,749 on December 31, 2014, compared to $1,896,442 on December 31, 2013 and $2,436,721 on December 31, 2012. The Net Asset Values (“NAV”) per share related to these balances were $33.05, $37.93 and $48.73 respectively. This represents a decrease in total net assets for the year ending December 31, 2014 versus 2013 of 13% and versus 2012 of 32% which were driven by a decrease in the NAV per share which decreased by $4.88 or 13% and $15.68 or 32% in the respective periods. When comparing December 31, 2013 with 2012, there was a decrease in total net assets of 22%, driven by a decrease in the NAV per share of $10.80 or 22%. The closing prices per share for 2014, 2013 and 2012, as reported by the NYSE Arca, were $33.05, $34.00 and $48.74, respectively. The price in 2012 is the 4pm bid/ask midpoint as the shares of the Fund did not trade on that day. The change from December 31, 2014 over prior years was a 32% decrease from 2012 and a 3% decrease from 2013.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2014 and serves to illustrate the relative changes of these components.

TAGS AUM Analysis
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($)
TAGS Shares Outstanding
TAGS AUM
TAGS NAV Per Share
350
300
250
200
150
100
50
0
60
50
40
30
20
10
0
3/30/2012
4/30/2012
5/31/2012
6/30/2012
7/31/2012
8/31/2012
9/30/2012
10/31/2012
11/30/2012
12/31/2012
1/31/2013
2/28/2013
3/31/2013
4/30/2013
5/31/2013
6/30/2013
7/31/2013
8/31/2013
9/30/2013
10/31/2013
11/30/2013
12/31/2013
1/31/2014
2/28/2014
3/31/2014
4/30/2014
5/31/2014
6/30/2014
7/31/2014
8/31/2014
9/30/2014
10/31/2014
11/30/2014
12/31/2014

Total loss for 2014 was ($234,509) resulting from the realized loss on the securities of the Underlying Funds totaling ($183,067) and a loss generated by the unrealized depreciation on the securities of the Underlying Funds of ($51,434). Total loss for the period in 2013 was ($529,479) and ($880,163) from the commencement of operations through December 31, 2012. Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for 2014 were $86,297; total expenses for 2013 were $72,339 and $46,091 in 2012, for the period from the commencement of operations through year-end. This represents a $13,958 and 19% increase for 2014 over 2013 and a $40,206 and 87% increase for 2014 over 2012. The increase for 2014 over 2013 was driven by a $14,336 and 70% increase in professional fees related to auditing, legal and tax preparation fees. The increase for 2014 over 2012 was driven by an $18,038 and 107% increase in professional fees and an $18,564 increase in business permits and license fees. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.70% in 2014, 3.36% in 2013, and 1.18% in 2012.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2014, the Sponsor waived fees of $77,113; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. For 2013 and 2012, these amounts were $61,539 and $23,390.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2014, 2013 and 2012 were $9,184, $10,800 and $22,701 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.50% in 2014, 0.50% in 2013 and 0.58% in 2012.

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

For the year ended December 31, 2013, there were $6,348 of expenses recorded in the financial statements of the Sponsor which could be subject to reimbursement by TAGS in 2014. At that time, the Sponsor had determined that there would be no recovery sought, and thus these expenses were not reflected on the Fund’s financial statements.

For the year ended December 31, 2012, there were $2,596 of expenses recorded in the financial statements of the Sponsor which could be subject to reimbursement by TAGS in 2013. At that time, the Sponsor had determined that there would be no recovery sought, and thus these expenses were not reflected on the Fund’s financial statements.

Net cash used in the Fund’s operating activities during the period was ($1,233) in 2014, ($3,539) in 2013 and ($3,333,166) in 2012. For 2012, proceeds from the sale of shares were $17,706,578 while payments for the redemption of shares were $14,367,093. There were no such proceeds or payments in 2014 or in 2013.

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

During the period from January 1, 2014 through December 31, 2014, the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

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

Off Balance Sheet Financing

As of December 31, 2014, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

Quantitative Risk Analysis

CORN:

	December 31, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAY15	1,868	$4.0575	$37,897,050	$34,107,345	$32,212,493	$30,317,640	$41,686,755	$43,581,608	$45,476,460
CBOT Corn Futures JUL15	1,579	$4.1250	$32,566,875	$29,310,188	$27,681,844	$26,053,500	$35,823,563	$37,451,906	$39,080,250
CBOT Corn Futures DEC15	1,808	$4.2100	$38,058,400	$34,252,560	$32,349,640	$30,446,720	$41,864,240	$43,767,160	$45,670,080
Total CBOT Corn Futures			$108,522,325	$97,670,093	$92,243,976	$86,817,860	$119,374,558	$124,800,674	$130,226,790

Shares outstanding			4,075,004	4,075,004	4,075,004	4,075,004	4,075,004	4,075,004	4,075,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$26.63	$23.97	$22.64	$21.30	$29.29	$30.63	$31.96
Total Net Asset Value per Share as reported			$26.62
Change in the Net Asset Value per Share				$(2.66)	$(3.99)	$(5.33)	$2.66	$3.99	$5.33

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

SOYB:

	December 31, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures MAR15	82	$10.2350	$4,196,350	$3,776,715	$3,566,898	$3,357,080	$4,615,985	$4,825,803	$5,035,620
CBOT Soybean Futures MAY15	69	$10.3050	$3,555,225	$3,199,703	$3,021,941	$2,844,180	$3,910,748	$4,088,509	$4,266,270
CBOT Soybean Futures NOV15	83	$10.0550	$4,172,825	$3,755,543	$3,546,901	$3,338,260	$4,590,108	$4,798,749	$5,007,390
Total CBOT Soybean Futures			$11,924,400	$10,731,960	$10,135,740	$9,539,520	$13,116,840	$13,713,060	$14,309,280

Shares outstanding			575,004	575,004	575,004	575,004	575,004	575,004	575,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$20.74	$18.66	$17.63	$16.59	$22.81	$23.85	$24.89
Total Net Asset Value per Share as reported			$20.79
Change in the Net Asset Value per Share				$(2.07)	$(3.11)	$(4.15)	$2.07	$3.11	$4.15

Percent Change in the Net Asset Value per Share				-9.97%	-14.96%	-19.95%	9.97%	14.96%	19.95%

CANE:

	December 31, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY15	55	$0.1492	$919,072	$827,165	$781,211	$735,258	$1,010,979	$1,056,933	$1,102,886
ICE #11 Sugar Futures JUL15	47	$0.1525	$802,760	$722,484	$682,346	$642,208	$883,036	$923,174	$963,312
ICE #11 Sugar Futures MAR16	51	$0.1642	$937,910	$844,119	$797,224	$750,328	$1,031,701	$1,078,597	$1,125,492
Total ICE #11 Sugar Futures			$2,659,742	$2,393,768	$2,260,781	$2,127,794	$2,925,717	$3,058,704	$3,191,691

Shares outstanding			225,004	225,004	225,004	225,004	225,004	225,004	225,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$11.82	$10.64	$10.05	$9.46	$13.00	$13.59	$14.19
Total Net Asset Value per Share as reported			$11.83
Change in the Net Asset Value per Share				$(1.18)	$(1.77)	$(2.36)	$1.18	$1.77	$2.36

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

WEAT:

	December 31, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2014	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAY15	262	$5.9450	$7,787,950	$7,009,155	$6,619,758	$6,230,360	$8,566,745	$8,956,143	$9,345,540
CBOT Wheat Futures JUL15	223	$5.9750	$6,662,125	$5,995,913	$5,662,806	$5,329,700	$7,328,338	$7,661,444	$7,994,550
CBOT Wheat Futures DEC15	254	$6.1475	$7,807,325	$7,026,593	$6,636,226	$6,245,860	$8,588,058	$8,978,424	$9,368,790
Total CBOT Wheat Futures			$22,257,400	$20,031,660	$18,918,790	$17,805,920	$24,483,140	$25,596,010	$26,708,880

Shares outstanding			1,750,004	1,750,004	1,750,004	1,750,004	1,750,004	1,750,004	1,750,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$12.72	$11.45	$10.81	$10.17	$13.99	$14.63	$15.26
Total Net Asset Value per Share as reported			$12.72
Change in the Net Asset Value per Share				$(1.27)	$(1.91)	$(2.54)	$1.27	$1.91	$2.54

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	December 31, 2014 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2014	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	15,533	$26.6158	$413,423	$372,081	$351,410	$330,739	$454,766	$475,437	$496,108
Teucrium Soybean Fund	20,131	$20.7931	$418,586	$376,727	$355,798	$334,869	$460,444	$481,374	$502,303
Teucrium Sugar Fund	35,024	$11.8274	$414,243	$372,819	$352,106	$331,394	$455,667	$476,379	$497,091
Teucrium Wheat Fund	31,037	$12.7219	$394,850	$355,365	$335,622	$315,880	$434,335	$454,077	$473,820
Total value of shares of the Underlying Funds			$1,641,102	$1,476,991	$1,394,936	$1,312,881	$1,805,212	$1,887,267	$1,969,322

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$32.82	$29.54	$27.90	$26.26	$36.10	$37.74	$39.38
Total Net Asset Value per Share as reported			$33.05
Change in the Net Asset Value per Share				$(3.28)	$(4.92)	$(6.56)	$3.28	$4.92	$6.56

Percent Change in the Net Asset Value per Share				-9.93%	-14.90%	-19.86%	9.93%	14.90%	19.86%

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

For the periods ended December 31, 2014, the only counterparty risk to which the Funds were subject was that in association with EFRPs as described above.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements for a list of the financial statements being filed herein.

The Sponsor, on behalf of the Teucrium Commodity Trust, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, the Trust believes that, as of December 31, 2014, the internal control over financial reporting is effective.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 30, 2014, KPMG LLP (“KPMG”) acquired certain assets of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), the independent registered public accounting firm for the Sponsor, the Trust and the Funds. As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Sponsor, the Trust, the Funds and the Sponsor. The authorized officers (the “Officers”) of the Sponsor approved the engagement of KPMG as the new independent registered public accounting firm for the Sponsor, the Trust and the Funds and on July 29, 2014, KPMG completed its client evaluation procedures and accepted the engagement.

The Officers approved the dismissal of KPMG as the independent registered public accounting firm for the Sponsor, the Trust and the Funds and KPMG was dismissed on October 3, 2014. The engagement of Grant Thornton LLP as the new independent registered public accounting firm for the Sponsor, the Trust and the Funds was approved by the Officers, and Grant Thornton LLP completed its client evaluation procedures and accepted the engagement, replacing KPMG as of October 3, 2014.

There were no disagreements with Rothstein Kass, KPMG or Grant Thornton on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures for the year-ended December 31, 2014.

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

Management of the Sponsor of the Funds (“Management”), including Dale Riker, its Principal Executive Officer and Barbara Riker, its Principal Financial Officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the design and operation of the Trust’s and each Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and, based upon that evaluation, concluded that the Trust’s and each Fund’s disclosure controls and procedures were effective to ensure that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.  The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers both the Trust and each Fund thereof.

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

Management, including Dale Riker, Principal Executive Officer of the Sponsor, and Barbara Riker, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, Management believes that, as of December 31, 2014, the internal control over financial reporting is effective for the Trust and each Fund thereof. Grant Thornton, the public accounting firm that audited the financial statement included herein for the year-ended 2014, has issued an attestation report on the Trust and each Fund’s internal control over financial reporting for that period.

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

Code of Ethics

The Sponsor has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") which applies to all of its officers (including senior financial officers) and employees; the Sponsor’s Code of Ethics covers all officers and employees that manage the Trust and the Funds.  A printed copy of the Code of Ethics is available to any person free of charge, upon request, by contacting the Sponsor at:

Teucrium Trading, LLC

232 Hidden Lake Road

Building A

Brattleboro, Vermont 05301

Phone:  (802) 257-1617

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% a Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Fund’s Shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of a Fund.  For the year ended December 31, 2014, to the best knowledge of the Sponsor, all such filings have been made within these prescribed timeframes.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor.  The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust.  The Trust does not set the amount or form of any portion of, the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust, except for TAGS, is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets. The Sponsor has the right to elect to waive the management fee for any Fund; that election may be changed by the Sponsor.  For 2014, the Funds incurred $1,287,226 in management fees to the Sponsor. In addition to the management fee, each Fund reimburses the Sponsor for expenses related to the operation of the Fund.

Item 12. Security Ownership of Certain Beneficial Owners and Management

a.	Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of December 31, 2014, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust*:

Series of the Trust	Name	Address	Amount and Nature of Beneficial Ownership	Percent of Class
CANE	Teucrium Agricultural Fund	Brattleboro, VT 05301	35,024 common units	15.6%
CANE	C. Roesel	Roeland Park, KS 66205	16,150 common units	7.2%
CANE	The Ziegenfelder Co	Wheeling, WV 26003	15,000 common units	6.7%
TAGS	Susquehanna Capital Group	Bala Cynwyd, PA 19004	2,999 common units	6.0%
TAGS	Knight Capital Americas LP	Jersey City, NJ 07310	27,563 common units	55.1%
TAGS	Hunting Hill Equity Arbitrage	New York, NY 10170	5,947 common units	11.9%

*The information reported is based upon information received in conjunction with the preparation of Form K-1’s for the Funds on or about February 15, 2015.

b.	Security Ownership of Management (as of December 31, 2014)*.

Series of the Trust	Name and Position	Number Common Units	Nature of Beneficial Ownership

CORN	Sal Gilbertie, President	401	Direct

SOYB	Sal Gilbertie, President	100	Direct

TAGS	Sal Gilbertie, President	400	Direct

CANE	Sal Gilbertie, President	500	Direct

TAGS	Dale Riker, Chief Exec Officer	200	Indirect

* No beneficial owner listed above beneficially owns one percent of any class.

c.	Change in Control.

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in the control of the Trust.

Item 13. Certain Relationships and Related Transactions and Director Independence

Neither the Trust or the Funds entered into any transaction in excess of $120,000 in which any related person had a direct or indirect material interest and the Trust and the Funds do not propose to enter into any such transaction.

Item 14. Principal Accountant Fees and Services

Fees paid by the Trust for services performed by Rothstein Kass, KPMG and Grant Thornton, as applicable, for the years ended December 31, 2014 and December 31, 2013 were:

	Years Ended
	December 31, 2014	December 31, 2013
Audit fees – Rothstein Kass	$28,000	$338,400
Audit fees – KPMG	$41,200	$-
Audit fees – Grant Thornton	$157,500	$-
Audit-related fees	$-	$-
Total	$226,700	$338,400

PART IV

Item 15. Exhibits and Financial Statements Schedules

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument Establishing the Fund. (3)

10.1	Form of Authorized Purchaser Agreement. (6)

10.2	Distribution Services Agreement. (1)

10.3	Amended and Restated Distribution Services Agreement. (4)

10.4	Amendment to Amended and Restated Distribution Services Agreement. (4)

10.5	Second Amendment to Amended and Restated Distribution Services Agreement (4)

10.6	Third Amendment to Amended and Restated Distribution Services Agreement (7)
10.7	Fourth Amendment to Amended and Restated Distribution Services Agreement (8)
10.8	Global Custody Agreement. (5)

10.9	Services Agreement. (5)

10.10	Transfer Agency and Service Agreement. (5)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (9)
31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (9)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

101.INS	XBRL Instance Document (10)

101.SCH	XBRL Taxonomy Extension Schema (10)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (10)

101.DEF	XBRL Taxonomy Definition Linkbase (10)

101.LAB	XBRL Taxonomy Extension Label Linkbase (10)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (10)

(1)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(2)	Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3)	Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4)	Previously filed as like-numbered exhibit to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on October 31, 2011 and incorporated by reference herein.

(5)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 3 to Registration Statement No. 333-162033, filed on March 29, 2010 and incorporated by reference herein.

(6)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-173691, filed on December 5, 2011.

(7)	Previously filed as like-numbered exhibit to Pre-Effective Amendment No.1 to Registration Statement No. 333-187463, filed on April 30, 2013

(8)	Previously filed as like-numbered exhibit to Registration Statement No. 333-201953, filed on February 9, 2015 and incorporated by reference herein.

(9)	Filed herewith.

(10)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Dale Riker
Name:	Dale Riker
Title:	Chief Executive Officer

By:	/s/ Barbara Riker
Name:	Barbara Riker
Chief Financial Officer

Date: March 16, 2015

TEUCRIUM COMMODITY TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014

Index to Financial Statements

Documents	Page
TEUCRIUM COMMODITY TRUST
Reports of Independent Registered Public Accounting Firm	72
Combined Statements of Assets and Liabilities at December 31, 2014 and 2013	75
Combined Schedules of Investments at December 31, 2014 and 2013	76
Combined Statements of Operations for the years ended December 31, 2014, 2013 and 2012	78
Combined Statements of Changes in Net Assets for the years ended December 31, 2014, 2013 and 2012	79
Combined Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	80
Notes to Combined Financial Statements	81

TEUCRIUM CORN FUND
Reports of Independent Registered Public Accounting Firm	93
Statements of Assets and Liabilities at December 31, 2014 and 2013	96
Schedules of Investments at December 31, 2014 and 2013	97
Statements of Operations for the years ended December 31, 2014, 2013 and 2012	99
Statements of Changes in Net Assets for the years ended December 31, 2014, 2013 and 2012	100
Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	101
Notes to Financial Statements	102

TEUCRIUM SOYBEAN FUND
Reports of Independent Registered Public Accounting Firm	111
Statements of Assets and Liabilities at December 31, 2014 and 2013	114
Schedules of Investments at December 31, 2014 and 2013	115
Statements of Operations for the years ended December 31, 2014, 2013 and 2012	117
Statements of Changes in Net Assets for the years ended December 31, 2014, 2013 and 2012	118
Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	119
Notes to Financial Statements	120

TEUCRIUM SUGAR FUND
Reports of Independent Registered Public Accounting Firm	129
Statements of Assets and Liabilities at December 31, 2014 and 2013	132
Schedules of Investments at December 31, 2014 and 2013	133
Statements of Operations for the years ended December 31, 2014, 2013 and 2012	135
Statements of Changes in Net Assets for the years ended December 31, 2014, 2013 and 2012	136
Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	137
Notes to Financial Statements	138

TEUCRIUM WHEAT FUND
Reports of Independent Registered Public Accounting Firm	147
Statements of Assets and Liabilities at December 31, 2014 and 2013	150
Schedules of Investments at December 31, 2014 and 2013	151
Statements of Operations for the years ended December 31, 2014, 2013 and 2012	153
Statements of Changes in Net Assets for the years ended December 31, 2014, 2013 and 2012	154
Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	155
Notes to Financial Statements	156

TEUCRIUM AGRICULTURAL FUND
Reports of Independent Registered Public Accounting Firm	166
Statements of Assets and Liabilities at December 31, 2014 and 2013	169
Schedules of Investments at December 31, 2014 and 2013	170
Statements of Operations for the years ended December 31, 2014, 2013 and from the commencement of operations (March 28, 2012) through December 31, 2012	172
Statements of Changes in Net Assets for the years ended December 31, 2014, 2013 and from the commencement of operations (March 28, 2012) through December 31, 2012	173
Statements of Cash Flows for the years ended December 31, 2014, 2013 and from the commencement of operations (March 28, 2012) through December 31, 2012	174
Notes to Financial Statements	175

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Commodity Trust

We have audited the accompanying combined statement of assets and liabilities of Teucrium Commodity Trust, (a Delaware statutory trust), (the “Trust”), including the combined schedule of investments, as of December 31, 2014, and the related combined statements of operations, changes in net assets, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Commodity Trust as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Commodity Trust

We have audited the internal control over financial reporting of Teucrium Commodity Trust (a Delaware statutory trust) (the “Trust”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined financial statements of the Trust as of and for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Commodity Trust

We have audited the accompanying combined statement of assets and liabilities of Teucrium Commodity Trust (the “Trust”), including the combined schedule of investments, as of December 31, 2013, and the related combined statements of operations, changes in net assets and cash flows for the years ended December 31, 2013 and 2012. These combined financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. Our audits of the combined financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Commodity Trust as of December 31, 2013, and the results of their operations, changes in their net assets and their cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2014	December 31, 2013

Assets
Cash and cash equivalents	142,423,637	$58,707,245
Interest receivable	9,995	4,100
Other assets	592,812	382,782
Equity in trading accounts:
Commodity futures contracts	4,381,263	171,580
Due from broker	2,966,006	11,768,320
Total equity in trading accounts	7,347,269	11,939,900
Total assets	150,373,713	$71,034,027

Liabilities
Management fee payable to Sponsor	131,827	53,100
Other liabilities	138,906	55,609
Payable for shares redeemed	1,996,185	-
Equity in trading accounts:
Commodity futures contracts	2,694,018	5,960,806
Due to broker	60,805	97,602
Total equity in trading accounts	2,754,823	6,058,408
Total liabilities	5,021,741	6,167,117

Net Assets	$145,351,972	$64,866,910

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2014

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $142,419,068)	$142,419,068	97.98%	142,419,068

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY15 (1,868 contracts)	$3,492,987	2.40%	$37,897,050
CBOT corn futures JUL15 (1,579 contracts)	158,650	0.11	32,566,875

United States wheat futures contracts
CBOT wheat futures MAY15 (262 contracts)	687,450	0.47	7,787,950
CBOT wheat futures JUL15 (223 contracts)	42,176	0.03	6,662,125
Total commodity futures contracts	$4,381,263	3.01%	$84,914,000

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC15 (1,808 contracts)	$1,899,925	1.31%	$38,058,400

United States soybean futures contracts
CBOT soybean futures MAR15 (82 contracts)	7,612	0.01	4,196,350
CBOT soybean futures MAY15 (69 contracts)	126,663	0.09	3,555,225
CBOT soybean futures NOV15 (83 contracts)	142,738	0.10	4,172,825

United States sugar futures contracts
ICE sugar futures MAY15 (55 contracts)	241,953	0.17	919,072
ICE sugar futures JUL15 (47 contracts)	98,930	0.07	802,760
ICE sugar futures MAR16 (51 contracts)	163,072	0.11	937,910

United States wheat futures contracts
CBOT wheat futures DEC15 (254 contracts)	13,125	0.01	7,807,325
Total commodity futures contracts	$2,694,018	1.87%	$60,449,867

Exchange-traded funds*			Shares
Teucrium Corn Fund	$413,423	0.28%	15,533
Teucrium Soybean Fund	418,586	0.29	20,131
Teucrium Sugar Fund	414,243	0.28	35,024
Teucrium Wheat Fund	394,850	0.27	31,037
Total exchange-traded funds (cost $2,392,877)	$1,641,102	1.12%

* The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage
Description: Assets	Fair Value	of Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $58,707,245)	$58,707,245	90.50%	58,707,245

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States natural gas futures contracts
NYMEX natural gas futures MAR14 (10 contracts)	$21,140	0.03%	$419,300
NYMEX natural gas futures APR14 (11 contracts)	17,400	0.03	451,550
NYMEX natural gas futures OCT14 (11 contracts)	23,670	0.04	457,820
NYMEX natural gas futures NOV14 (11 contracts)	21,840	0.03	462,440

United States WTI crude oil futures contracts
WTI crude oil futures JUN14 (7 contracts)	61,910	0.10	680,960
WTI crude oil futures DEC14 (7 contracts)	25,620	0.04	649,040
Total commodity futures contracts	$171,580	0.27%	$3,121,110

		Percentage	Notional Amount
Description: Liabilities	Fair Value	of Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY14 (772 contracts)	$1,831,300	2.82%	$16,607,650
CBOT corn futures JUL14 (652 contracts)	482,913	0.74	14,246,200
CBOT corn futures DEC14 (739 contracts)	2,570,575	3.96	16,636,738

United States WTI crude oil futures contracts
WTI crude oil futures DEC15 (8 contracts)	5,080	0.01	690,320

United States soybean futures contracts
CBOT soybean futures MAR14 (22 contracts)	58,288	0.09	1,421,750
CBOT soybean futures MAY14 (19 contracts)	4,775	0.01	1,213,150
CBOT Soybean futures NOV14 (25 contracts)	125,800	0.19	1,418,750

United States sugar futures contracts
ICE sugar futures MAY14 (47 contracts)	60,827	0.09	871,718
ICE sugar futures JUL14 (40 contracts)	38,976	0.06	749,504
ICE sugar futures MAR15 (43 contracts)	83,597	0.13	854,840

United States wheat futures contracts
CBOT wheat futures MAY14 (81 contracts)	208,100	0.32	2,478,600
CBOT wheat futures JUL14 (69 contracts)	84,750	0.13	2,127,788
CBOT wheat futures DEC14 (77 contracts)	405,825	0.63	2,465,925
Total commodity futures contracts	$5,960,806	9.18%	$61,782,933

Exchange-traded funds*			Shares
Teucrium Corn Fund	$473,707	0.73%	15,458
Teucrium Soybean Fund	466,670	0.72	20,331
Teucrium Wheat Fund	459,782	0.71	30,987
Teucrium Sugar Fund	484,838	0.75	34,374
Total exchange-traded funds (cost $2,585,338)	$1,884,997	2.91%

* The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(14,566,828)	$(12,841,479)	$9,926,700
Net change in unrealized appreciation or depreciation on commodity futures contracts	7,476,470	(2,847,023)	(1,309,457)
Interest income	48,353	30,327	67,112
Realized gain on securities	-	70	-
Total (loss) income	(7,042,005)	(15,658,105)	8,684,355

Expenses
Management fees	1,287,226	639,518	836,914
Professional fees	1,044,808	1,254,191	1,257,462
Distribution and marketing fees	1,656,797	1,684,395	2,525,532
Custodian fees and expenses	158,963	147,860	417,144
Business permits and licenses fees	161,525	159,284	73,777
General and administrative expenses	250,198	294,438	375,470
Brokerage commissions	171,561	49,490	70,657
Other expenses	83,821	83,730	113,668
Total expenses	4,814,899	4,312,906	5,670,624

Expenses waived by the Sponsor	(640,328)	(880,639)	(886,092)
Reimbursement of expenses previously waived	379,753	509,033	-

Total expenses, net	4,554,324	3,941,300	4,784,532

Net (loss) income	$(11,596,329)	$(19,599,405)	$3,899,823

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Operations
Net (loss) income	$(11,596,329)	$(19,599,405)	$3,899,823
Capital transactions
Issuance of Shares	194,483,531	69,527,075	101,912,029
Redemption of Shares	(102,411,535)	(41,970,174)	(129,431,357)
Net change in the cost of the Underlying Funds	9,395	11,718	(3,306,367)
Total capital transactions	92,081,391	27,568,619	(30,825,695)

Net change in net assets	80,485,062	7,969,214	(26,925,872)

Net assets, beginning of period	64,866,910	56,897,696	83,823,568

Net assets, end of period	$145,351,972	$64,866,910	$56,897,696

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net (loss) income	$(11,596,329)	$(19,599,405)	$3,899,823
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(7,476,470)	2,847,023	1,309,457
Changes in operating assets and liabilities:
Due from broker	8,802,314	(4,764,057)	1,743,076
Interest receivable	(5,895)	(1,504)	13
Other assets	(210,031)	(17,706)	39,123
Due to broker	(36,797)	97,602	-
Management fee payable to Sponsor	78,727	2,468	(23,997)
Other liabilities	83,297	(1,086)	12,601
Net cash (used in) provided by operating activities	(10,361,184)	(21,436,665)	6,980,096

Cash flows from financing activities:
Proceeds from sale of Shares	194,483,531	69,527,075	101,912,029
Redemption of Shares	(100,415,350)	(41,970,174)	(133,578,368)
Net change in cost of the Underlying Funds	9,395	11,718	(3,306,367)
Net cash (used in) provided by financing activities	94,077,576	27,568,619	(34,972,706)

Net change in cash and cash equivalents	83,716,392	6,131,954	(27,992,610)
Cash and cash equivalents, beginning of period	58,707,245	52,575,291	80,567,901
Cash and cash equivalents, end of period	$142,423,637	$58,707,245	$52,575,291

 The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). All these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund.  The Trust and the Funds operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).  Two additional series, the Teucrium Natural Gas Fund (“NAGS”) and the Teucrium WTI Crude Oil Fund (“CRUD”) commenced operations in 2011; these, however, ceased trading and were deregistered effective with the close of trading on December 18, 2014.  Liquidation of NAGS and CRUD was completed prior to December 31, 2014 and the Form 15 was filed on January 9, 2015.

On June 5, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. On April 30, 2013, a subsequent registration statement for CORN was declared effective by the SEC.

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT.  On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. On June 30, 2014, subsequent registration statements for CANE, SOYB and WEAT were declared effective by the SEC.

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

Subject to the terms of the Trust Agreement,  the Sponsor may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

Note 2 – Liquidation of Funds

On December 18, 2014 the Teucrium WTI Crude Oil Fund ("CRUD") and the Natural Gas Fund ("NAGS"), both series of the Trust ceased trading on the NYSE Arca and the Sponsor liquidated all commodity futures contracts held by these funds. All positions were sold through an exchange to unrelated parties.  On December 22, 2014 the Administrator and Custodian proceeded to distribute cash to all shareholders in an amount equal to each shareholder’s pro rata interest in the respective fund. On December 30, 2014, the Sponsor completed the liquidation of all of the assets of NAGS and CRUD. During 2014, CRUD had $728,663 in subscriptions and $2,008,553 in redemptions, including the shares redeemed as part of the liquidation. During 2014, NAGS had $576,142 in subscriptions and $2,311,504 in redemptions, including the shares redeemed as part of the liquidation. There were zero assets and liabilities as of December 31, 2014. The Form 15 was filed with the SEC on January 9, 2015.

The following summarized financial information presents the results of operations for NAGS and other data for all periods presented, which have been included in continuing operations for all years presented.

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Total (Loss) Income	$(16,003)	$60,077	$(447,552)
Total Expenses	$131,501	$132,357	$80,991
Total Expenses, net	$21,890	$51,387	$45,687
Net (Loss) Income	$(37,893)	$8,690	$(493,239)

The following summarized financial information presents the results of operations for CRUD and other data for all periods presented, which have been included in continuing operations for all years presented.

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Total (Loss) Income	$(734,326)	$85,793	$(135,367)
Total Expenses	$166,176	$106,875	$205,719
Total Expenses, net	$34,852	$30,412	$167,430
Net (Loss) Income	$(769,178)	$55,381	$(302,797)

Note 3 – Principal Contracts and Agreements

In its capacity as the Custodian for the Funds, the Custodian, currently the Bank of New York Mellon, holds for each Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. The Custodian is also the registrar and transfer agent for each Fund’s Shares. In addition, the Custodian also serves as Administrator for each Fund, performing certain administrative and accounting services and preparing certain Securities and Exchange Commission (“SEC”) and Commodities Futures Trading Commission (“CFTC”) reports on behalf of the Fund. The Custodian also acts as a broker for some, but not all, of the equity transactions related to the purchase and sale of the Underlying Funds for TAGS. For these services, the Custodian receives: for custody services: 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services: 0.0075% of average gross assets annually; and for administrative services: 0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. The Funds recognized $158,963 in 2014, $147,860 in 2013 and $417,144 in 2012 for these services, which was recorded in custodian fees and expenses on the statement of operations; $12,783 in 2014, $0 in 2013 and $7,364 in 2012 of this expense was waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Funds recognized $154,761 in 2014, $159,184 in 2013 and $138,247 in 2012 for these services, which was recorded in distribution and marketing fees on the statement of operations; $10,311 in 2014, $9,526 in 2013 and $3,648 in 2012 of this expense was waived by the Sponsor.

For 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. SG is a futures commission merchant and broker dealer registered with the CFTC and the SEC, and is a member of FINRA. SG is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation.  For Corn, Soybean, Sugar and Wheat Futures Contracts Newedge was paid $8.00 per round turn, and WTI Crude Oil and Natural Gas Futures Contracts Newedge was paid $6.00 per round turn. The Funds recognized $171,561 in 2014, $49,490 in 2013 and $70,657 in 2012 for these services, which was recorded in brokerage commissions on the statement of operations and was paid by the Funds.

In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Funds recognized $3,300 for these services in 2014, 2013 and 2012, which was recorded in business permits and licenses fees on the statement of operations; $128 in 2014, $66 in 2013 and $85 in 2012 of this expense was waived by the Sponsor.

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on a combined basis in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, CANE, SOYB, WEAT and TAGS. Refer to the accompanying separate financial statements for each Fund for more detailed information. For the periods represented by the financial statements herein the operations of the Trust contain the results of CORN, NAGS, CRUD, SOYB, CANE, WEAT, and TAGS except for eliminations for TAGS as explained below for the months during which each Fund was in operation. The financial statements of the Trust for the year ended December 31, 2014, include the operation of NAGS and CRUD through the termination of operations on December 21, 2014. CRUD and NAGS were in operation for the full years ended December 31, 2013 and 2012, the results are presented in the Trust financial statements.

Given the investment objective of TAGS as described in Note 1 above, TAGS will buy, sell and hold, as part of its normal operations, shares of the four Underlying Funds. The Trust eliminates the shares of the other series of the Trust owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities. The Trust eliminates the net change in unrealized appreciation or depreciation on securities owned by the Teucrium Agricultural Fund from its combined statements of operations. The combined statements of changes in net assets and cash flows present a net presentation of the purchases and sales of the Underlying Funds of TAGS.

Correction of immaterial errors in previously issued financial statements

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

Effective with the year-ended December 31, 2014, a revision was made to the combined statements of cash flows for amounts associated with the purchase and sales of the Underlying Funds by TAGS in the combined statements of cash flows have been reclassified from changes in operating assets and liabilities to cash flows from financing activities for the years ended December 31 2012 and 2013. There is no impact to, or change in cash and cash equivalents at the end of the periods. Management believes this revision is immaterial to the combined financial statements.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of assets and liabilities as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Funds earn interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Funds earn interest on funds held at the custodian at prevailing market rates for such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

The Trust, as a Delaware statutory trust, is considered a trust for federal tax purposes and is, thus, a pass through entity. For tax purposes, the Funds will be treated as partnerships. Therefore, the Funds do not record a provision for income taxes because the shareholders report their share of a Fund’s income or loss on their income tax returns. The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes.

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2011 to 2014, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2014, 2013, 2012 and 2011. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2014, 2013 and 2012.

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

CORN: 50,000 shares representing 2 baskets
SOYB: 50,000 shares representing 2 baskets
CANE: 50,000 shares representing 2 baskets
WEAT: 50,000 shares representing 2 baskets
TAGS: 50,000 shares representing 2 baskets (at minimum level as of December 31, 2014, 2013 and 2012)

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Each Fund is a series of the Trust has the balance of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Trust had a balance of $142,419,068 and $58,707,245 in money market funds at December 31, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Payable/Receivable for Securities Purchased/Sold

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Funds pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity.

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $1,365,214 in 2014, $1,146,603 in 2013 and $1,209,932 in 2012; of these amounts, $113,224 in 2014, $94,684 in 2013 and $57,870 in 2012 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the year ended December 31, 2014 there were $640,328 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $105,270 for CORN, $109,611 for NAGS, $131,324 for CRUD, $65,617 for SOYB, $119,696 for CANE, $31,697 for WEAT, and $77,113 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the year ended December 31, 2013, there were $590,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Funds in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the year ended December 31, 2014, asset growth and other changes experienced by certain Funds enabled the Sponsor to claim reimbursement of $379,753 from those Funds, specifically, $308,312 from CORN, $25,139 from SOYB and $46,302 from WEAT. These amounts are reflected in the combined statements of operations for the year ended December 31, 2014 as a reimbursement of a previously waived expense for the Funds from which there was recovery in 2014. There was no recovery of amounts from the other Funds.

For the year ended December 31, 2012, there were $560,000 of expenses recorded on the financial statements of the Sponsor which were subject to reimbursement by the Funds in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the year ended December 31, 2013, asset growth and other changes experienced by certain Funds enabled the Sponsor to claim reimbursement of $509,033 from those Funds, specifically, $ 410,405 from CORN, $47,161 from SOYB and $51,467 from WEAT. These amounts are reflected in the combined statements of operations for the year ended December 31, 2013 as a reimbursement of a previously waived expense for the Funds from which there was recovery in 2014. There was no recovery of amounts from the other Funds.

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

On December 31, 2014, 2013 and 2012, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the three months being reported.

The Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2015 (the “DEC15 Wheat Contracts”) did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended June 30, 2014. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of June 30, 2014. The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2014. In addition, for portions of the three months ended September 30, 2014, the DEC15 Wheat Contracts did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of September 30, 2014. The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on September 30, 2014. These transferred back to a Level 1 liability for the quarter ended December 31, 2014. All contracts traded in an active market for the quarter ended December 31, 2014.

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

For the quarter ended June 30, 2013, the Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended June 30, 2013. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of June 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2013. In addition, for portions of the three months ended September 30, 2013, the DEC14 Wheat Contracts did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of September 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on September 30, 2013. These transferred back to a Level 1 liability for the quarter ended December 31, 2014. All contracts traded in an active market for the quarter ended December 31, 2013.

For the year ended December 31, 2012, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

The Funds and the Trust record their derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations. Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the CBOT and the ICE, or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy. OTC derivatives contracts (such as forward and swap contracts), which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

Investments in the securities of the Underlying Funds are freely traded and listed on the NYSE Arca. These investments are valued at the NAV of the Underlying Fund as of the valuation date as calculated by the administrator based on the exchange-quoted prices of the commodity futures contracts held by the Underlying Fund.

Expenses

Expenses are recorded using the accrual method of accounting.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No, 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption did not have a significant impact on the financial statements of the Trust or the Funds.

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

Note 5 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of December 31, 2014 and December 31, 2013:

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$142,423,637	$-	$-	$142,423,637
Commodity futures contracts
Corn futures contracts	3,651,637	-	-	3,651,637
Wheat futures contracts	729,626	-	-	729,626
Total	$146,804,900	$-	$-	$146,804,900

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Commodity futures contracts
Corn futures contracts	$1,899,925	$-	$-	$1,899,925
Soybean futures contracts	277,013	-	-	277,013
Sugar futures contracts	503,955	-	-	503,955
Wheat futures contracts	13,125	-	-	13,125
Total	$2,694,018	$-	$-	$2,694,018

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$58,707,245	$-	$-	$58,707,245
Commodity futures contracts
Natural gas futures contracts	84,050	-	-	84,050
WTI crude oil futures contracts	87,530	-	-	87,530
Total	$58,878,825	$-	$-	$58,878,825

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Commodity futures contracts
Corn futures contracts	$4,884,788	$-	$-	$4,884,788
WTI crude oil futures contracts	5,080	-	-	5,080
Soybean futures contracts	188,863	-	-	188,863
Sugar futures contracts	183,400	-	-	183,400
Wheat futures contracts	698,675	-	-	698,675
Total	$5,960,806	$-	$-	$5,960,806

Transfers into and out of each level of the fair value hierarchy for the MAR16 Sugar Contracts, the NOV15 Soybean Contracts and the DEC15 Wheat Contracts, for the period from January 1, 2014 through December 31, 2014 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Sugar future contracts	$17,405	$17,405	$17,405	$17,405	$-	$-
88

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Soybean future contracts	$12,075	$12,075	$12,075	$12,075	$-	$-
Wheat future contracts	2,437,725	2,437,725	2,437,725	2,437,725	-	-
Total	$2,449,800	$2,449,800	$2,449,800	$2,449,800	$-	$-

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

See the Fair Value - Definition and Hierarchy section in Note 4 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 6 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2014, 2013, and 2012 the Funds invested only in commodity futures contracts specifically related to each Fund. Cleared Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract. Additionally, Other Commodity Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Interests, can generally be structured as the parties to the Commodity Interest contract desire. Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

Futures Contracts

The Funds are subject to commodity price risk in the normal course of pursuing their investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

The purchase and sale of futures contracts requires margin deposits with a FCM. Subsequent payments (variation margin) are made or received by each Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by each Fund. Futures contracts may reduce the Funds’ exposure to counterparty risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in FASB ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, Newedge USA as of and for the years ended December 31, 2014 and 2013.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Assets	Liabilities	Liabilities	Offset	to Broker	Net Amount
Commodity price
Corn futures contracts	$3,651,637	$-	$3,651,637	$1,899,925	$-	$1,751,712
Wheat futures contracts	729,626	-	729,626	13,125	60,805	655,696

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$1,899,925	$-	$1,899,925	$1,899,925	$-	$-
Soybean futures contracts	277,013	-	277,013	-	277,013	-
Sugar futures contracts	503,955	-	503,955	-	503,955	-
Wheat futures contracts	13,125	-	13,125	13,125	-	-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Assets	Liabilities	Liabilities	Offset	to Broker	Net Amount
Commodity price
Natural gas futures contracts	$84,050	$-	$84,050	$-	$74,157	$9,893
WTI crude oil futures contracts	87,530	-	87,530	5,080	23,445	59,005

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$4,884,788	$-	$4,884,788	$-	$4,884,788	$-
WTI crude oil futures contracts	5,080	-	5,080	5,080	-	-
Soybean futures contracts	188,863	-	188,863	-	188,863	-
Sugar futures contracts	183,400	-	183,400	-	183,400	-
Wheat futures contracts	698,675	-	698,675	-	698,675	-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Trust:

Year ended December 31, 2014

		Net Change in Unrealized
	Realized (Loss) Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contacts
Commodity price
Corn futures contracts	$(11,085,713)	$6,636,500
Natural gas futures contracts	67,650	(84,050)
WTI crude oil futures contracts	(652,430)	(82,450)
Soybean futures contracts	(278,763)	(88,150)
Sugar futures contracts	(131,410)	(320,555)
Wheat futures contracts	(2,486,162)	1,415,175
Total commodity futures contracts	$(14,566,828)	$7,476,470

Year ended December 31, 2013

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contacts
Commodity price
Corn futures contracts	$(10,581,838)	$(2,671,013)
Natural gas futures contracts	(250,149)	308,419
WTI crude oil futures contracts	(10,798)	95,668
Soybean futures contracts	(43,450)	32,512
Sugar futures contracts	(400,994)	(105,022)
Wheat futures contracts	(1,554,250)	(507,587)
Total commodity futures contracts	$(12,841,479)	$(2,847,023)

Year ended December 31, 2012

		Net Change in Unrealized
	Realized Gain (Loss) on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contacts
Commodity price
Corn futures contracts	$11,440,433	$(1,430,660)
Natural gas futures contracts	(828,012)	378,071
WTI crude oil futures contracts	(8,348)	(129,192)
Soybean futures contracts	26,281	(66,706)
Sugar futures contracts	(727,394)	59,820
Wheat futures contracts	23,740	(120,790)
Total commodity futures contracts	$9,926,700	$(1,309,457)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $161.6 million and $142.9 million for the three and twelve months ended December 31, 2014, respectively; $69.0 million and $65.7 million for the same periods in 2013 and $65.9 million and $82.8 million for the same periods in 2012.

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

Note 8 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

December 31, 2014

	Outstanding Shares	Net Assets
Teucrium Corn Fund	4,075,004	$108,459,507
Teucrium Soybean Fund	575,004	11,956,149
Teucrium Sugar Fund	225,004	2,661,212
Teucrium Wheat Fund	1,750,004	22,263,457
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,652,749
Less: Investment in the Underlying Funds		(1,641,102)
Net for the Fund in the combined net assets of the Trust		11,647
Total		$145,351,972

December 31, 2013

	Outstanding Shares	Net Assets
Teucrium Corn Fund	1,550,004	$47,499,620
Teucrium Soybean Fund	175,004	4,016,972
Teucrium Sugar Fund	175,004	2,468,403
Teucrium Wheat Fund	475,004	7,048,087
Teucrium Natural Gas Fund	150,004	1,773,255
Teucrium WTI Crude Oil Fund	50,002	2,049,128
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,896,442
Less: Investment in the Underlying Funds		(1,884,997)
Net for the Fund in the combined net assets of the Trust		11,445
Total		$64,866,910

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 9 – Subsequent Events

Management has evaluated the December 31, 2014 financial statements for subsequent events through the date that the financial statements were available to be issued and noted no material events requiring either recognition as of December 31, 2014 or disclosure herein for the Trust and the Funds, other than noted below:

On January 2, 2015, Newedge USA merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity.

On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Corn Fund

We have audited the accompanying statement of assets and liabilities of Teucrium Corn Fund, (the “Fund”), including the schedule of investments, as of December 31, 2014, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Corn Fund as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Corn Fund

We have audited the internal control over financial reporting of Teucrium Corn Fund (the “Fund”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Fund as of and for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Corn Fund

We have audited the accompanying statement of assets and liabilities of Teucrium Corn Fund (the “Fund”), including the schedule of investments, as of December 31, 2013, and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Corn Fund as of December 31, 2013, and the results of its operations, changes in its net assets and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2014	December 31, 2013

Assets
Cash and cash equivalents	$106,858,496	$42,405,220
Interest receivable	7,329	2,976
Other assets	437,996	214,631
Equity in trading accounts:
Commodity futures contracts	3,651,637	-
Due from broker	1,613,775	9,852,213
Total equity in trading accounts	5,265,412	9,852,213
Total assets	112,569,233	52,475,040

Liabilities
Management fee payable to Sponsor	98,798	41,846
Other liabilities	114,818	48,786
Payable for shares redeemed	1,996,185	-
Equity in trading accounts:
Commodity futures contracts	1,899,925	4,884,788
Total liabilities	4,109,726	4,975,420

Net assets	$108,459,507	$47,499,620

Shares outstanding	4,075,004	1,550,004

Net asset value per share	$26.62	$30.64

Market value per share	$26.64	$30.58

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2014

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $106,858,496)	$106,858,496	98.52%	106,858,496

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY15 (1,868 contracts)	$3,492,987	3.22%	$37,897,050
CBOT corn futures JUL15 (1,579 contracts)	158,650	0.15	32,566,875
Total commodity futures contracts	$3,651,637	3.37%	$70,463,925

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC15 (1,808 contracts)	$1,899,925	1.75%	$38,058,400

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $42,405,220)	$42,405,220	89.27%	42,405,220

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY14 (722 contracts)	$1,831,300	3.86%	$16,607,650
CBOT corn futures JUL14 (652 contracts)	482,913	1.02	14,246,200
CBOT corn futures DEC14 (739 contracts)	2,570,575	5.41	16,636,738
Total commodity futures contracts	$4,884,788	10.29%	$47,490,588

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(11,085,713)	$(10,581,838)	$11,440,433
Net change in unrealized appreciation or depreciation on commodity futures contracts	6,636,500	(2,671,013)	(1,430,660)
Interest income	35,595	20,740	53,398
Realized gain on securities	-	70	-
Total (loss) income	(4,413,618)	(13,232,041)	10,063,171

Expenses
Management fees	986,771	432,770	659,294
Professional fees	549,545	836,643	903,605
Distribution and marketing fees	1,248,005	1,259,490	1,918,679
Custodian fees and expenses	129,195	129,196	129,549
Business permits and licenses fees	30,584	80,950	32,457
General and administrative expenses	175,207	214,425	259,060
Brokerage commissions	150,086	40,715	56,148
Other expenses	61,011	58,745	86,371
Total expenses	3,330,404	3,052,934	4,045,163

Expenses waived by the Sponsor	(105,270)	(426,248)	(549,718)
Reimbursement of expenses previously waived	308,312	410,405	-

Total expenses, net	3,533,446	3,037,091	3,495,445

Net (loss) income	$(7,947,064)	$(16,269,132)	$6,567,726

Net (loss) income per share	$(4.02)	$(13.70)	$2.42
Net (loss) income per weighted average share	$(2.30)	$(13.91)	$4.36
Weighted average shares outstanding	3,460,141	1,169,662	1,506,835

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Operations
Net (loss) income	$(7,947,064)	$(16,269,132)	$6,567,726
Capital transactions
Issuance of Shares	146,789,763	59,350,451	51,752,168
Redemption of Shares	(77,882,812)	(33,268,211)	(91,901,903)
Total capital transactions	68,906,951	26,082,240	(40,149,735)
Net change in net assets	60,959,887	9,813,108	(33,582,009)

Net assets, beginning of period	$47,499,620	$37,686,512	$71,268,521

Net assets, end of period	$108,459,507	$47,499,620	$37,686,512

Net asset value per share at beginning of period	$30.64	$44.34	$41.92

At end of period	$26.62	$30.64	$44.34

Creation of Shares	5,050,000	1,550,000	1,125,000
Redemption of Shares	2,525,000	850,000	1,975,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net (loss) income	$(7,947,064)	$(16,269,132)	$6,567,726
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(6,636,500)	2,671,013	1,430,660
Changes in operating assets and liabilities:
Due from broker	8,238,438	(4,745,438)	1,803,777
Interest receivable	(4,353)	(1,600)	710
Other assets	(223,365)	27,776	100,452
Management fee payable to Sponsor	56,952	5,402	(27,979)
Other liabilities	66,032	2,977	31,046
Net cash (used in) provided by operating activities	(6,449,860)	(18,309,002)	9,906,392

Cash flows from financing activities:
Proceeds from sale of Shares	146,789,763	59,350,451	51,752,168
Redemption of Shares	(75,886,627)	(33,268,211)	(96,048,914)
Net cash (used in) provided by financing activities	70,903,136	26,082,240	(44,296,746)

Net change in cash and cash equivalents	64,453,276	7,773,238	(34,390,354)
Cash and cash equivalents, beginning of period	42,405,220	34,631,982	69,022,336
Cash and cash equivalents, end of period	$106,858,496	$42,405,220	$34,631,982

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

On June 5, 2010, the Fund’s initial registration of 30,000,000 shares the Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 9, 2010, the Fund listed its shares on the NYSE Arca under the ticker symbol “CORN.” On the day prior to that, the Fund issued 200,000 shares in exchange for $5,000,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on June 9, 2010 by purchasing commodity futures contracts traded on the Chicago Board of Trade (“CBOT”). On April 30, 2013, a subsequent registration statement for CORN was declared effective by the SEC.

Subject to the terms of the Trust Agreement,  the Sponsor may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. The Custodian is also the registrar and transfer agent for the Fund’s Shares. In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services: 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services: 0.0075% of average gross assets annually; and for administrative services: 0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. The Fund recognized $129,125 in 2014, $129,196 in 2013 and $129,549 in 2012 for these services, which was recorded in custodian fees and expenses on the statement of operations and was paid by the Fund.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Fund recognized $118,507 in 2014, $121,047 in 2013 and $103,553 in 2012 for these services, which was recorded in distribution and marketing fees on the statement of operations and was paid by the Fund.

For 2014, Newedge USA, LLC (“Newedge USA”) served as the Fund’s FCM and primary clearing broker to execute and clear the Fund’s futures transactions and provide other brokerage-related services.  On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. SG is a futures commission merchant and broker dealer registered with the CFTC and the SEC, and is a member of FINRA. SG is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation.  For Corn Futures Contracts Newedge was paid $8.00 per round turn. The Fund recognized $150,086 in 2014, $40,715 in 2013 and $56,148 in 2012 for these services, which was recorded in brokerage commissions on the statement of operations and was paid by the Fund.

In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund recognized $2,350 in 2014, $2,442 in 2013 and $2,612 in 2012 for these services, which was recorded in business permits and licenses fees on the statement of operations and paid by the Fund.

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

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of assets and liabilities as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

 Income Taxes

For tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2011 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2014, 2013, 2012 and 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2014, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $106,858,496 and $42,405,220 in money market funds at December 31, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

Taking the current market value of its total assets and

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity.

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $1,047,648 in 2014, $839,590 in 2013 and $916,710 in 2012; of these amounts, $20,312 in 2014, $3,120 in 2013 and $0 in 2012 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2014 there were $105,270 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the year ended December 31, 2013, there were $426,248 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2014, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $308,312 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were $549,718 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2013, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $410,405 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On December 31, 2014, 2013 and 2012, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three months being reported.

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

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations. Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the CBOT and the ICE, or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy. OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

Expenses

Expenses are recorded using the accrual method of accounting.

Net Income (Loss) per Share

Net income (loss) per Share is the difference between the NAV per unit at the beginning of each period and at the end of each period. The weighted average number of Shares outstanding was computed for purposes of disclosing net income (loss) per weighted average Share. The weighted average Shares are equal to the number of Shares outstanding at the end of the period, adjusted proportionately for Shares created or redeemed based on the amount of time the Shares were outstanding during such period.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No, 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption did not have a significant impact on the financial statements of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2014 and December 31, 2013:

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$106,858,496	$-	$-	$106,858,496
Corn futures contracts	3,651,637	-	-	3,651,637
Total	$110,510,133	$-	$-	$110,510,133

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Corn futures contracts	$1,899,925	$-	$-	$1,899,925

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$42,405,220	$-	$-	$42,405,220

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Corn futures contracts	$4,884,788	$-	$-	$4,884,788

For the years ended December 31, 2014 and 2012, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Transfers into and out of each level of the fair value hierarchy for the JUL13 Corn Contracts for the period from January 1, 2013 through December 31, 2013 were as follows:

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

Note 5 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2014, 2013 and 2012 the Fund invested only in commodity futures contracts. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract. Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire. Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

Futures Contracts

The Fund is subject to commodity price risk in the normal course of pursuing its investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

The purchase and sale of futures contracts requires margin deposits with a FCM. Subsequent payments (variation margin) are made or received by the Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by the Fund. Futures contracts may reduce the Fund’s exposure to counterparty risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in FASB ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, Newedge USA as of and for the years ended December 31, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Corn futures contracts	$3,651,637	$-	$3,651,637	$1,899,925	$-	$1,751,712

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Corn futures contracts	$1,899,925	$-	$1,899,925	$1,899,925	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Corn futures contracts	$4,884,788	$-	$4,884,788	$-	$4,884,788	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Corn futures contracts	$(11,085,713)	$6,636,500

Year ended December 31, 2013

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Corn futures contracts	$(10,581,838)	$(2,671,013)

Year ended December 31, 2012

		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Corn futures contracts	$11,440,433	$(1,430,660)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $118.0 million and $106.4 million for the three and twelve months ended December 31, 2014, respectively; $49.5 million and $46.5 million for the same periods in 2013 and $46.2 million and $64.3 million for the same periods in 2012.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2014, 2013 and 2012. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net asset value at beginning of period	$30.64	$44.34	41.92
From investment operations:
Investment income	0.01	0.02	0.04
Net realized and unrealized (loss) gain on commodity futures contracts	(3.01)	(11.12)	4.70
Total net expenses	(1.02)	(2.60)	(2.32)
Net (decrease) increase in net asset value	(4.02)	(13.70)	2.42
Net asset value at end of period	$26.62	$30.64	44.34
Total Return	(13.12)%	(30.90)%	5.77%
Ratios to Average Net Assets
Total expenses	3.37%	7.05%	6.14%
Total expense, net	3.57%	7.01%	5.31%
Net investment loss	(3.54)%	(6.96)%	(5.23)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Corn Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2014 and 2013.

	First	Second	Third	Fourth
	Quarter 2014	Quarter 2014	Quarter 2014	Quarter 2014
Total Income (Loss)	$12,378,960	$(13,313,169)	$(22,866,226)	$19,386,818
Total Expenses	$720,802	$821,336	$821,238	$967,028
Total Expenses, net	$883,662	$959,791	$828,235	$861,759
Net Income (Loss)	$11,495,298	$(14,272,960)	$(23,694,461)	$18,525,060
Net Income (Loss) per share	$3.93	$(5.08)	$(6.69)	$3.82

	First	Second	Third	Fourth
	Quarter 2013	Quarter 2013	Quarter 2013	Quarter 2013
Total Loss	$(2,462,883)	$(1,815,942)	$(5,484,081)	$(3,469,135)
Total Expenses	$773,480	$630,792	$810,073	$838,589
Total Expenses, net	$673,927	$675,057	$837,482	$850,625
Net Loss	$(3,136,810)	$(2,490,999)	$(6,321,563)	$(4,319,760)
Net Loss per share	$(3.34)	$(2.30)	$(5.25)	$(2.81)

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the December 31, 2014 financial statements for subsequent events through the date that the financial statements were available to be issued and noted no material events requiring either recognition as of December 31, 2014 or disclosure herein for the Fund, other than noted below:

On January 2, 2015, Newedge USA merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity.

On February 6, 2015 Jefferies LLC (“Jefferies”) became the Fund’s FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in the SG account for the Fund was $0.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Soybean Fund

We have audited the accompanying statement of assets and liabilities of Teucrium Soybean Fund, (the “Fund”), including the schedule of investments, as of December 31, 2014, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Soybean Fund as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Soybean Fund

We have audited the internal control over financial reporting of Teucrium Soybean Fund (the “Fund”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Fund as of and for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Soybean Fund

We have audited the accompanying statement of assets and liabilities of Teucrium Soybean Fund (the “Fund”), including the schedule of investments, as of December 31, 2013, and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Soybean Fund as of December 31, 2013, and the results of its operations, changes in its net assets and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2014	December 31, 2013

Assets
Cash and cash equivalents	$11,505,788	$3,765,791
Interest receivable	786	258
Other assets	41,812	45,500
Equity in trading accounts:
Due from broker	702,100	400,752
Total assets	12,250,486	4,212,301

Liabilities
Management fee payable to Sponsor	10,446	3,491
Other liabilities	6,878	2,975
Equity in trading accounts:
Commodity futures contracts	277,013	188,863
Total liabilities	294,337	195,329

Net assets	$11,956,149	$4,016,972

Shares outstanding	575,004	175,004

Net asset value per share	$20.79	$22.95

Market value per share	$20.76	$22.81

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2014

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $11,505,788)	$11,505,788	96.23%	11,505,788

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR15 (82 contracts)	$7,612	0.06%	$4,196,350
CBOT soybean futures MAY15 (69 contracts)	126,663	1.06	3,555,225
CBOT soybean futures NOV15 (83 contracts)	142,738	1.19	4,172,825
Total commodity futures contracts	$277,013	2.31%	$11,924,400

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $3,765,791)	$ 3,765,791	93.75%	3,765,791

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR14 (22 contracts)	$ 58,288	1.45%	$ 1,421,750
CBOT soybean futures MAY14 (19 contracts)	4,775	0.12	1,213,150
CBOT soybean futures NOV14 (25 contracts)	125,800	3.13	1,418,750
Total commodity futures contracts	$ 188,863	4.70%	$ 4,053,650

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(278,763)	$(43,450)	$26,281
Net change in unrealized appreciation or depreciation on commodity futures contracts	(88,150)	32,512	(66,706)
Interest income	1,938	2,723	5,056
Total loss	(364,975)	(8,215)	(35,369)

Expenses
Management fees	55,964	61,251	63,352
Professional fees	92,777	128,298	134,983
Distribution and marketing fees	61,258	152,965	213,037
Custodian fees and expenses	5,811	8,427	74,709
Business permits and licenses fees	22,120	18,103	10,183
General and administrative expenses	10,923	27,718	41,322
Brokerage commissions	2,376	2,082	4,432
Other expenses	6,679	8,160	10,837
Total expenses	257,908	407,004	552,855

Expenses waived by the Sponsor	(65,617)	(68,857)	(76,921)
Reimbursement of expenses previously waived	25,139	47,161	–

Total expenses, net	217,430	385,308	475,934

Net loss	$(582,405)	$(393,523)	$(511,303)

Net (loss) income per share	$(2.16)	$(1.18)	$2.27
Net loss per weighted average share	$(2.31)	$(1.53)	$(2.04)
Weighted average shares outstanding	251,648	257,127	250,277

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Operations
Net loss	$(582,405)	$(393,523)	$(511,303)
Capital transactions
Issuance of Shares	10,769,361	1,859,169	17,320,020
Redemption of Shares	(2,247,779)	(4,084,849)	(12,358,972)
Total capital transactions	8,521,582	(2,225,680)	4,961,048
Net change in net assets	7,939,177	(2,619,203)	4,449,745

Net assets, beginning of period	$4,016,972	$6,636,175	$2,186,430

Net assets, end of period	$11,956,149	$4,016,972	$6,636,175

Net asset value per share at beginning of period	$22.95	$24.13	$21.86

At end of period	$20.79	$22.95	$24.13

Creation of Shares	500,000	75,000	675,000
Redemption of Shares	100,000	175,000	500,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(582,405)	$(393,523)	$(511,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	88,150	(32,512)	66,706
Changes in operating assets and liabilities:
Due from broker	(301,348)	269,811	(379,869)
Interest receivable	(528)	167	(341)
Other assets	3,688	(19,185)	(26,315)
Management fee payable to Sponsor	6,955	(2,250)	3,959
Other liabilities	3,903	(242)	(49)
Net cash used in operating activities	(781,585)	(177,734)	(847,212)

Cash flows from financing activities:
Proceeds from sale of Shares	10,769,361	1,859,169	17,320,020
Redemption of Shares	(2,247,779)	(4,084,849)	(12,358,972)
Net cash (used in) provided by financing activities	8,521,582	(2,225,680)	4,961,048

Net change in cash and cash equivalents	7,739,997	(2,403,414)	4,113,836
Cash and cash equivalents, beginning of period	3,765,791	6,169,205	2,055,369
Cash and cash equivalents, end of period	$11,505,788	$3,765,791	$6,169,205

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

On June 17, 2011, the Fund’s registration of 10,000,000 shares on Form S-1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “SOYB.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing soybean commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. On June 30, 2014, a subsequent registration statement for SOYB was declared effective by the SEC.

Subject to the terms of the Trust Agreement,  the Sponsor may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. The Custodian is also the registrar and transfer agent for the Fund’s Shares. In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services: 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services: 0.0075% of average gross assets annually; and for administrative services: 0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. The Fund recognized $5,811 in 2014, $8,427 in 2013, $74,709 in 2012 for these services, which was recorded in custodian fees and expenses on the statement of operations and was paid for by the Fund.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Fund recognized $5,622 in 2014, $14,766 in 2013 and $14,081 in 2012 for these services, which was recorded in distribution and marketing fees on the statement of operations; $1,943 in 2014 of this expense was waived by the Sponsor and the full amount was paid by the Fund in 2013 and 2012.

For 2014, Newedge USA, LLC (“Newedge USA”) served as the Fund’s FCM and primary clearing broker to execute and clear the Fund’s futures transactions and provide other brokerage-related services.  On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. SG is a futures commission merchant and broker dealer registered with the CFTC and the SEC, and is a member of FINRA. SG is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange,

Options Clearing Corporation, and Government Securities Clearing Corporation.  For Soybean Futures Contracts Newedge was paid $8.00 per round turn. The Fund recognized $2,376 in 2014, $2,082 in 2013 and $4,432 in 2012 for these services, which was recorded in brokerage commissions on the statement of operations and was paid by the Fund.

In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund recognized $104 in 2014, $396 in 2013 and $396 in 2012 for these services, which was recorded in business permits and licenses fees on the statement of operations and was paid for by the Fund.

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

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of assets and liabilities as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

For tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2011 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2014, 2013, 2012 and 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2014, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $11,505,788 and $3,765,791 in money market funds at December 31, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

Taking the current market value of its total assets and

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity.

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $49,492 in 2014, $111,577 in 2013 and $115,054 in 2012; of these amounts, $12,915 in 2014, $280 in 2013 and $0 in 2012 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2014, there were $65,617 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the year ended December 31, 2013, there were $68,857 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $25,139 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were $76,921 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2013, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $47,161 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On December 31, 2014, 2013 and 2012, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three months being reported.

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

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations. Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the

CBOT and the ICE, or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy. OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

Expenses

Expenses are recorded using the accrual method of accounting.

Net Income (Loss) per Share

Net income (loss) per Share is the difference between the NAV per unit at the beginning of each period and at the end of each period. The weighted average number of Shares outstanding was computed for purposes of disclosing net income (loss) per weighted average Share. The weighted average Shares are equal to the number of Shares outstanding at the end of the period, adjusted proportionately for Shares created or redeemed based on the amount of time the Shares were outstanding during such period.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No, 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption did not have a significant impact on the financial statements of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2014 and December 31, 2013:

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$11,505,788	$—	$—	$11,505,788

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Soybean futures contracts	$277,013	$—	$—	$277,013

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$3,765,791	$—	$—	$3,765,791

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Soybean futures contracts	$188,863	$—	$—	$188,863

Transfers into and out of each level of the fair value hierarchy for the NOV15 Soybean Contracts for the period from January 1, 2014 through December 31, 2014 were as follows:

	Transfers into Level 1	Transfers out of Level 1	Transfers into Level 2	Transfers out of Level 2	Transfers into Level 3	Transfers out of Level 3
Liabilities (at fair value)
Derivative contracts
Soybean future contracts	$12,075	$12,075	$12,075	$12,075	$-	$-

Transfers into and out of each level of the fair value hierarchy for the NOV14 Soybean Contracts for the period from January 1, 2013 through December 31, 2013 were as follows:

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

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2014, 2013 and 2012, the Fund invested only in commodity futures contracts.

Futures Contracts

The Fund is subject to commodity price risk in the normal course of pursuing its investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

The purchase and sale of futures contracts requires margin deposits with a FCM. Subsequent payments (variation margin) are made or received by the Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by the Fund. Futures contracts may reduce the Fund’s exposure to counterparty risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in FASB ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, Newedge USA as of and for the years ended December 31, 2014 and December 31, 2013.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$277,013	$-	$277,013	$-	$277,013	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$188,863	$-	$188,863	$-	$188,863	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Soybean futures contracts	$(278,763)	$(88,150)

Year ended December 31, 2013

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Soybean futures contracts	$(43,450)	$32,512

Year ended December 31, 2012

		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Soybean futures contracts	$26,281	$(66,706)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $11.5 million and $7.9 million for the three and twelve months ended December 31, 2014, respectively; $4.4 million and $5.5 million for the same periods in 2013 and $7.3 million and $6.7 million for the same periods in 2012.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2014, 2013 and 2012. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net asset value at beginning of period	$22.95	$24.13	21.86
From investment operations:
Investment income	0.01	0.01	0.02
Net realized and unrealized (loss) gain on commodity futures contracts	(1.31)	0.31	4.15
Total net expenses	(0.86)	(1.50)	(1.90)
Net (decrease) increase in net asset value	(2.16)	(1.18)	2.27
Net asset value at end of period	$20.79	$22.95	24.13
Total Return	(9.41)%	(4.89)%	10.38%
Ratios to Average Net Assets
Total expenses	4.59%	6.66%	8.72%
Total expense, net	3.87%	6.30%	7.50%
Net investment loss	(3.83)%	(6.26)%	(7.42)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Soybean Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2014 and 2013.

	First	Second	Third	Fourth
	Quarter 2014	Quarter 2014	Quarter 2014	Quarter 2014
Total Income (Loss)	$351,840	$(93,839)	$(945,445)	$322,470
Total Expenses	$48,722	$46,310	$88,832	$74,043
Total Expenses, net	$68,812	$51,132	$38,815	$58,670
Net Income (Loss)	$283,028	$(144,971)	$(984,260)	$263,800
Net Income (Loss) per share	$1.72	$(0.52)	$(4.99)	$1.63

	First	Second	Third	Fourth
	Quarter 2013	Quarter 2013	Quarter 2013	Quarter 2013
Total (Loss) Income	$(76,603)	$56,902	$(4,165)	$15,651
Total Expenses	$106,618	$81,092	$118,335	$100,959
Total Expenses, net	$92,123	$76,305	$123,362	$93,518
Net Loss	$(168,726)	$(19,403)	$(127,527)	$(77,867)
Net (Loss) Income per share	$(0.48)	$0.07	$(0.47)	$(0.30)

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the December 31, 2014 financial statements for subsequent events through the date that the financial statements were available to be issued and noted no material events requiring either recognition as of December 31, 2014 or disclosure herein for the Fund, other than noted below:

On January 2, 2015, Newedge USA merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity.

On February 6, 2015 Jefferies LLC (“Jefferies”) became the Fund’s FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in the SG account for the Fund was $0.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Sugar Fund

We have audited the accompanying statement of assets and liabilities of Teucrium Sugar Fund, (the “Fund”), including the schedule of investments, as of December 31, 2014, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Sugar Fund as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Sugar Fund

We have audited the internal control over financial reporting of Teucrium Sugar Fund (the “Fund”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Fund as of and for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Sugar Fund

We have audited the accompanying statement of assets and liabilities of Teucrium Sugar Fund (the “Fund”), including the schedule of investments, as of December 31, 2013, and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Sugar Fund as of December 31, 2013, and the results of its operations, changes in its net assets and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2014	December 31, 2013

Assets
Cash and cash equivalents	$2,489,338	$2,366,377
Interest receivable	173	159
Other assets	26,019	23,643
Equity in trading accounts:
Due from broker	650,131	261,687
Total assets	3,165,661	2,651,866

Liabilities
Other liabilities	494	63
Equity in trading accounts:
Commodity futures contracts	503,955	183,400
Total liabilities	504,449	183,463

Net assets	$2,661,212	$2,468,403

Shares outstanding	225,004	175,004

Net asset value per share	$11.83	$14.10

Market value per share	$11.88	$14.05

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2014

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $2,484,769)	$2,484,769	93.37%	2,484,769

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY15 (55 contracts)	$241,953	9.09%	$919,072
ICE sugar futures JUL15 (47 contracts)	98,930	3.72	802,760
ICE sugar futures MAR16 (51 contracts)	163,072	6.13	937,910
Total commodity futures contracts	$503,955	18.94%	$2,659,742

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $2,366,377)	$2,366,377	95.87%	2,366,377

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY14 (47 contracts)	$60,827	2.46%	$871,718
ICE sugar futures JUL14 (40 contracts)	38,976	1.58	749,504
ICE sugar futures MAR15 (43 contracts)	83,597	3.39	854,840
Total commodity futures contracts	$183,400	7.43%	$2,476,062

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(131,410)	$(400,994)	$(727,394)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(320,555)	(105,022)	59,820
Interest income	813	1,125	1,946
Total loss	(451,152)	(504,891)	(665,628)

Expenses
Management fees	27,285	23,915	23,997
Professional fees	71,226	55,396	55,584
Distribution and marketing fees	37,936	37,856	113,781
Custodian fees and expenses	3,965	-	60,421
Business permits and licenses fees	13,066	8,784	6,270
General and administrative expenses	12,278	5,422	23,681
Brokerage commissions	3,000	1,294	3,071
Other expenses	2,350	2,025	5,865
Total expenses	171,106	134,692	292,670

Expenses waived by the Sponsor	(119,696)	(97,147)	(60,680)
Reimbursement of expenses previously waived	-	-	-

Total expenses, net	51,410	37,545	231,990

Net loss	$(502,562)	$(542,436)	$(897,618)

Net loss income per share	$(2.27)	$(3.71)	$(5.25)
Net loss income per weighted average share	$(2.56)	$(3.37)	$(7.70)
Weighted average shares outstanding	195,963	161,031	116,534

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Operations
Net loss	$(502,562)	$(542,436)	$(897,618)
Capital transactions
Issuance of Shares	1,067,083	784,941	5,324,467
Redemption of Shares	(371,712)	-	(4,507,200)
Total capital transactions	695,371	784,941	817,267
Net change in net assets	192,809	242,505	(80,351)

Net assets, beginning of period	$2,468,403	$2,225,898	$2,306,249

Net assets, end of period	$2,661,212	$2,468,403	$2,225,898

Net asset value per share at beginning of period	$14.10	$17.81	$23.06

At end of period	$11.83	$14.10	$17.81

Creation of Shares	75,000	50,000	250,000
Redemption of Shares	25,000	-	225,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(502,562)	$(542,436)	$(897,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	320,555	105,022	(59,820)
Changes in operating assets and liabilities:
Due from broker	(388,444)	(72,428)	209,334
Interest receivable	(14)	5	(78)
Other assets	(2,376)	3,424	(27,067)
Management fee payable to Sponsor	-	-	(1,973)
Other liabilities	431	(684)	(2,515)
Net cash used in operating activities	(572,410)	(507,097)	(779,737)

Cash flows from financing activities:
Proceeds from sale of Shares	1,067,083	784,941	5,324,467
Redemption of Shares	(371,712)	-	(4,507,200)
Net cash provided by financing activities	695,371	784,941	817,267

Net change in cash and cash equivalents	122,961	277,844	37,530
Cash and cash equivalents, beginning of period	2,366,377	2,088,533	2,051,003
Cash and cash equivalents, end of period	$2,489,338	$2,366,377	$2,088,533

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

On June 17, 2011, the Fund’s registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “CANE.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on ICE. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. On June 30, 2014, a subsequent registration statement for CANE was declared effective by the SEC.

Subject to the terms of the Trust Agreement,  the Sponsor may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. The Custodian is also the registrar and transfer agent for the Fund’s Shares. In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services: 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services: 0.0075% of average gross assets annually; and for administrative services: 0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. The Fund recognized $3,965 in 2014, $0 in 2013 and $60,421 in 2012 for these services, which was recorded in custodian fees and expenses on the statement of operations; this expenses was waived by the Sponsor in 2014 and paid by the Fund in 2013 and 2012.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Fund recognized $2,842 in 2014, $2,210 in 2013 and $5,868 in 2012 for these services, which was recorded in distribution and marketing fees on the statement of operations; this expense was waived by the Sponsor in 2014, paid by the Fund in 2014 and $1,167 was waived by the Sponsor in 2012.

For 2014, Newedge USA, LLC (“Newedge USA”) served as the Fund’s FCM and primary clearing broker to execute and clear the Fund’s futures transactions and provide other brokerage-related services.  On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. SG is a futures commission merchant and broker dealer registered with the CFTC and the SEC, and is a member of FINRA. SG is a clearing member of all principal futures exchanges located in the

United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation.  For Sugar Futures Contracts Newedge was paid $8.00 per round turn. The Fund recognized $3,000 in 2014, $1,294 in 2013 and $3,071 in 2012 for these services, which was recorded in brokerage commissions on the statement of operations and was paid by the Fund.

In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund recognized $52 in 2014, $17 in 2013 and $21 in 2012 for these services, which was recorded in business permits and licenses fees on the statement of operations; this expense was waived by the Sponsor each year.

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

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of assets and liabilities as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

For tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2011 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of and for the years ended December 31, 2014, 2013, 2012 and 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2014, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $2,484,769 and $2,366,377 in money market funds at December 31, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

Taking the current market value of its total assets and

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity.

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $25,911 in 2014, $22,989 in 2013 and $52,136 in 2012; of these amounts, $25,845 in 2014, $22,989 in 2013 and $24,490 in 2012 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2014, there were $119,696 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the year ended December 31, 2013, there were approximately $97,147 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the year ended December 31, 2012, there were approximately $60,680 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On December 31, 2014, 2013 and 2012, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three months being reported.

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

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations. Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the

CBOT and the ICE, or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy. OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

Expenses

Expenses are recorded using the accrual method of accounting.

Net Income (Loss) per Share

Net income (loss) per Share is the difference between the NAV per unit at the beginning of each period and at the end of each period. The weighted average number of Shares outstanding was computed for purposes of disclosing net income (loss) per weighted average Share. The weighted average Shares are equal to the number of Shares outstanding at the end of the period, adjusted proportionately for Shares created or redeemed based on the amount of time the Shares were outstanding during such period.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No, 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption did not have a significant impact on the financial statements of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2014 and December 31, 2013:

December 31, 2014

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Cash equivalents	$2,484,769	$-	$-	$2,484,769

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Sugar futures contracts	$503,955	$-	$-	$503,955

December 31, 2013

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Cash equivalents	$2,366,377	$-	$-	$2,366,377

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Sugar futures contracts	$183,400	$-	$-	$183,400

Transfers into and out of each level of the fair value hierarchy for the MAR16 Sugar Contracts, for the period from January 1, 2014 through December 31, 2014 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Sugar future contracts	$17,405	$17,405	$17,405	$17,405	$-	$-

Transfers into and out of each level of the fair value hierarchy for the FEB15 Sugar Contracts, for period from January 1, 2013 through December 31, 2013 were as follows:

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

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2014, 2013 and 2012, the Fund invested only in commodity futures contracts.

Futures Contracts

The Fund is subject to commodity price risk in the normal course of pursuing its investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

The purchase and sale of futures contracts requires margin deposits with a FCM. Subsequent payments (variation margin) are made or received by the Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by the Fund. Futures contracts may reduce the Fund’s exposure to counterparty risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in FASB ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, Newedge USA as of and for the years ended December 31, 2014 and December 31, 2013.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$503,955	$-	$503,955	$-	$503,955	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$183,400	$-	$183,400	$-	$183,400	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Sugar futures contracts	$(131,410)	$(320,555)

Year ended December 31, 2013

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Sugar futures contracts	$(400,994)	$(105,022)

Year ended December 31, 2012

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Sugar futures contracts	$(727,394)	$59,820

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $2.7 million and $2.7 million for the three and twelve months ended December 31, 2014, respectively; $2.6 million and $2.4 million for the same periods in 2013 and $2.4 million and $2.4 million for the same periods in 2012.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2014, 2013 and 2012. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net asset value at beginning of period	$14.10	$17.81	23.06
From investment operations:
Investment income	-	-	0.02
Net realized and unrealized loss on commodity futures contracts	(2.01)	(3.48)	(3.28)
Total net expenses	(0.26)	(0.23)	(1.99)
Net decrease in net asset value	(2.27)	(3.71)	(5.25)
Net asset value at end of period	$11.83	$14.10	17.81
Total Return	(16.10)%	(20.83)%	(22.77)%
Ratios to Average Net Assets
Total expenses	6.26%	5.45%	12.33%
Total expense, net	1.88%	1.52%	9.77%
Net investment loss	(1.85)%	(1.47)%	(9.69)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Sugar Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2014 and 2013.

	First	Second	Third	Fourth
	Quarter 2014	Quarter 2014	Quarter 2014	Quarter 2014
Total Income (Loss)	$221,222	$(28,717)	$(357,110)	$(286,546)
Total Expenses	$50,093	$44,430	$50,196	$26,388
Total Expenses, net	$13,158	$13,491	$12,596	$12,166
Net Income (Loss)	$208,064	$(42,208)	$(369,706)	$(298,712)
Net Income (Loss) per share	$1.14	$(0.21)	$(1.85)	$(1.34)

	First	Second	Third	Fourth
	Quarter 2013	Quarter 2013	Quarter 2013	Quarter 2013
Total (Loss) Income	$(208,642)	$(173,905)	$61,872	$(184,216)
Total Expenses	$35,810	$37,473	$30,672	$30,737
Total Expenses, net	$8,729	$9,357	$9,606	$9,853
Net (Loss) Income	$(217,371)	$(183,262)	$52,266	$(194,069)
Net (Loss) Income per share	$(1.69)	$(1.20)	$0.29	$(1.11)

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the December 31, 2014 financial statements for subsequent events through the date that the financial statements were available to be issued and noted no material events requiring either recognition as of December 31, 2014 or disclosure herein for the Fund, other than noted below:

On January 2, 2015, Newedge USA merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity.

On February 6, 2015 Jefferies LLC (“Jefferies”) became the Fund’s FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in the SG account for the Fund was $0.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Wheat Fund

We have audited the accompanying statement of assets and liabilities of Teucrium Wheat Fund, (the “Fund”), including the schedule of investments, as of December 31, 2014, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Wheat Fund as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Wheat Fund

We have audited the internal control over financial reporting of Teucrium Wheat Fund (the “Fund”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Fund as of and for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Wheat Fund

We have audited the accompanying statement of assets and liabilities of Teucrium Wheat Fund (the “Fund”), including the schedule of investments, as of December 31, 2013, and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Wheat Fund as of December 31, 2013, and the results of its operations, changes in its net assets and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2014	December 31, 2013

Assets
Cash and cash equivalents	$21,568,368	$6,451,639
Interest receivable	1,707	450
Other assets	76,748	50,560
Equity in trading accounts:
Commodity futures contracts	729,626	-
Due from broker	-	1,253,668
Total equity in trading accounts	729,626	1,253,668
Total assets	22,376,449	7,756,317

Liabilities
Management fee payable to Sponsor	22,583	6,092
Other liabilities	16,479	3,463
Equity in trading accounts:
Commodity futures contracts	13,125	698,675
Due to broker	60,805	-
Total equity in trading accounts	73,930	698,675
Total liabilities	112,992	708,230

Net assets	$22,263,457	$7,048,087

Shares outstanding	1,750,004	475,004

Net asset value per share	$12.72	$14.84

Market value per share	$12.74	$14.75

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2014

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $21,568,368)	$21,568,368	96.88%	21,568,368

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY15 (262 contracts)	$687,450	3.09%	$7,787,950
CBOT wheat futures JUL15 (223 contracts)	42,176	0.19	6,662,125
Total commodity futures contracts	$729,626	3.28%	$14,450,075

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures DEC15 (254 contracts)	$13,125	0.06%	$7,807,325

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $6,451,639)	$6,451,639	91.54%	6,451,639

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY14 (81 contracts)	$208,100	2.95%	$2,478,600
CBOT wheat futures JUL14 (69 contracts)	84,750	1.20	2,127,788
CBOT wheat futures DEC14 (77 contracts)	405,825	5.76	2,465,925
Total commodity futures contracts	$698,675	9.91%	$7,072,313

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(2,486,162)	$(1,554,250)	$23,740
Net change in unrealized appreciation or depreciation on commodity futures contracts	1,415,175	(507,587)	(120,790)
Interest income	9,064	3,016	2,133
Total loss	(1,061,923)	(2,058,821)	(94,917)

Expenses
Management fees	183,042	66,300	32,754
Professional fees	161,791	131,259	123,344
Distribution and marketing fees	237,457	141,282	164,186
Custodian fees and expenses	11,175	7,473	74,290
Business permits and licenses fees	26,622	18,118	8,250
General and administrative expenses	24,564	27,725	33,205
Brokerage commissions	15,896	4,300	3,534
Other expenses	10,960	10,249	7,572
Total expenses	671,507	406,706	447,135

Expenses waived by the Sponsor	(31,697)	(69,416)	(101,790)
Reimbursement of expenses previously waived	46,302	51,467	-

Total expenses, net	686,112	388,757	345,345

Net loss	$(1,748,035)	$(2,447,578)	$(440,262)

Net loss per share	$(2.12)	$(6.41)	$(1.11)
Net loss per weighted average share	$(1.24)	$(6.45)	$(2.96)
Weighted average shares outstanding	1,408,223	379,525	148,979

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Operations
Net loss	$(1,748,035)	$(2,447,578)	$(440,262)
Capital transactions
Issuance of Shares	34,552,580	7,532,514	6,071,303
Redemption of Shares	(17,589,175)	(1,756,058)	(4,147,720)
Total capital transactions	16,963,405	5,776,456	1,923,583
Net change in net assets	15,215,370	3,328,878	1,483,321

Net assets, beginning of period	$7,048,087	$3,719,209	$2,235,888

Net assets, end of period	$22,263,457	$7,048,087	$3,719,209

Net asset value per share at beginning of period	$14.84	$21.25	$22.36

At end of period	$12.72	$14.84	$21.25

Creation of Shares	2,575,000	400,000	275,000
Redemption of Shares	1,300,000	100,000	200,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(1,748,035)	$(2,447,578)	$(440,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,415,175)	507,587	120,790
Changes in operating assets and liabilities:
Due from broker	1,253,668	(720,704)	(243,828)
Interest receivable	(1,257)	(247)	(122)
Other assets	(26,188)	(24,117)	(26,443)
Due to broker	60,805	-	-
Management fee payable to Sponsor	16,491	3,317	982
Other liabilities	13,015	19	182
Net cash used in operating activities	(1,846,676)	(2,681,723)	(588,701)

Cash flows from financing activities:
Proceeds from sale of Shares	34,552,580	7,532,514	6,071,303
Redemption of Shares	(17,589,175)	(1,756,058)	(4,147,720)
Net cash provided by financing activities	16,963,405	5,776,456	1,923,583

Net change in cash and cash equivalents	15,116,729	3,094,733	1,334,882
Cash and cash equivalents, beginning of period	6,451,639	3,356,906	2,022,024
Cash and cash equivalents, end of period	$21,568,368	$6,451,639	$3,356,906

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

On June 17, 2011, the Fund’s registration of 10,000,000 shares on Form S-1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “WEAT.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. On June 30, 2014, a subsequent registration statement for WEAT was declared effective by the SEC.

Subject to the terms of the Trust Agreement,  the Sponsor may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. The Custodian is also the registrar and transfer agent for the Fund’s Shares. In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services: 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services: 0.0075% of average gross assets annually; and for administrative services: 0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. The Fund recognized $11,175 in 2014, $7,473 in 2013 and $74,290 in 2012 for these services, which was recorded in custodian fees and expenses on the statement of operations and was paid for by the Fund.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Fund recognized $22,144 in 2014, $13,845 in 2013 and $9,889 in 2012 for these services, which was recorded in distribution and marketing fees on the statement of operations and was paid for by the Fund.

For 2014, Newedge USA, LLC (“Newedge USA”) served as the Fund’s FCM and primary clearing broker to execute and clear the Fund’s futures transactions and provide other brokerage-related services.  On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. SG is a futures commission merchant and broker dealer registered with the CFTC and the SEC, and is a member of FINRA. SG is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation.  For Wheat Futures Contracts Newedge was paid $8.00 per round turn. The Fund recognized $15,896 in 2014, $4,300 in 2013 and $3,534 in 2012 for these services, which was recorded in brokerage commissions on the statement of operations and was paid by the Fund.

In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund recognized $687 in 2014, $396 in 2013 and $207 in 2012 for these services, which was recorded in business permits and licenses fees on the statement of operations and was paid for by the Fund.

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

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of assets and liabilities as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

For tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2011 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2014, 2013, 2012 and 2011. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2014, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $21,568,368 and $6,451,639 in money market funds at December 31, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

Taking the current market value of its total assets and

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity.

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $193,111 in 2014, $104,432 in 2013 and $84,179 in 2012; of these amounts, $5,100 in 2014, $280 in 2013 and $0 in 2012 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2014 there were $31,697 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the year ended December 31, 2013, there were $69,416 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $46,302 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were $101,790 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2013, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $51,467 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three months being reported.

The Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2015 (the “DEC15 Wheat Contracts”) did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended June 30, 2014. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of June 30, 2014. The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2014. In addition, for portions of the three months ended September 30, 2014, the DEC15 Wheat Contracts did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of September 30, 2014. The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on September 30, 2014. These transferred back to a Level 1 liability for the quarter ended December 31, 2014. All contracts traded in an active market for the quarter ended December 31, 2014.

For the quarter ended June 30, 2013, the Wheat Futures Contracts traded on the CBOT due to settle on December 12, 2014 did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended June 30, 2013. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of June 30, 2013. The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2013. In addition, for portions of the three months ended September 30, 2013, the DEC14 Wheat Contracts did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of September 30, 2013.

The DEC14 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on September 30, 2013. These transferred back to a Level 1 liability for the quarter ended December 31, 2014. All contracts traded in an active market for the quarter ended December 31, 2013.

On December 31, 2012, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary.

The Fund records its derivative activities at fair value. Gains and losses from derivative contracts are included in the statements of operations. Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the CBOT and the ICE, or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy. OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

Expenses

Expenses are recorded using the accrual method of accounting.

Net Income (Loss) per Share

Net income (loss) per Share is the difference between the NAV per unit at the beginning of each period and at the end of each period. The weighted average number of Shares outstanding was computed for purposes of disclosing net income (loss) per weighted average Share. The weighted average Shares are equal to the number of Shares outstanding at the end of the period, adjusted proportionately for Shares created or redeemed based on the amount of time the Shares were outstanding during such period.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No, 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption did not have a significant impact on the financial statements of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2014 and December 31, 2013:

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$21,568,368	$-	$-	$21,568,368
Wheat futures contracts	729,626	-	-	729,626
Total	$22,297,994	$-	$-	$22,297,994

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Wheat futures contracts	$13,125	$-	$-	$13,125

December 31, 2013

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2013
Cash equivalents	$6,451,639	$-	$-	$6,451,639

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2013
Corn futures contracts	$698,675	$-	$-	$698,675

Transfers into and out of each level of the fair value hierarchy for the DEC15 Wheat Contracts, for the period from January 1, 2014 through December 31, 2014 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Wheat future contracts	$2,437,725	$2,437,725	$2,437,725	$2,437,725	$-	$-

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

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2014, 2013 and 2012, the Fund invested only in commodity futures contracts. Cleared Wheat Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract. Additionally, Other Wheat Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Wheat Interests, can generally be structured as the parties to the Wheat Interest contract desire. Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

Futures Contracts

The Fund is subject to commodity price risk in the normal course of pursuing its investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

The purchase and sale of futures contracts requires margin deposits with a FCM. Subsequent payments (variation margin) are made or received by the Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by the Fund. Futures contracts may reduce the Fund’s exposure to counterparty risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures, guarantees the futures against default.

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

The following table discloses information about offsetting assets and liabilities presented in the statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in FASB ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, Newedge USA as of and for the years ended December 31, 2014 and December 31, 2013.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Wheat futures contracts	$729,626	$-	$729,626	$13,125	$60,805	$655,696

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Wheat futures contracts	$13,125	$-	$13,125	$13,125	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2013

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Wheat futures contracts	$698,675	$-	$698,675	$-	$698,675	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Wheat futures contracts	$(2,486,162)	$1,415,175

Year ended December 31, 2013

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Wheat futures contracts	$(1,554,250)	$(507,587)

Year ended December 31, 2012

		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Wheat futures contracts	$23,740	$(120,790)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $26.2 million and $22.5 million for the three and twelve months ended December 31, 2014, respectively; $7.4 million and $6.2 million for the same periods in 2013 and $3.2 million and $3.6 million for the same periods in 2012.

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2014, 2013 and 2012. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net asset value at beginning of period	$14.84	$21.25	22.36
From investment operations:
Investment income	0.01	0.01	0.01
Net realized and unrealized (loss) gain on commodity futures contracts	(1.64)	(5.40)	1.20
Total net expenses	(0.49)	(1.02)	(2.32)
Net decrease in net asset value	(2.12)	(6.41)	(1.11)
Net asset value at end of period	$12.72	$14.84	21.25
Total Return	(14.29)%	(30.16)%	(4.96)%
Ratios to Average Net Assets
Total expenses	3.66%	6.12%	13.68%
Total expense, net	3.74%	5.85%	10.57%
Net investment loss	(3.69)%	(5.81)%	(10.50)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Wheat Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2014 and 2013.

	First	Second	Third	Fourth
	Quarter 2014	Quarter 2014	Quarter 2014	Quarter 2014
Total Income (Loss)	$1,718,269	$(2,250,565)	$(5,533,838)	$5,004,211
Total Expenses	$94,277	$113,860	$205,601	$257,769
Total Expenses, net	$122,994	$130,110	$206,936	$226,072
Net Income (Loss)	$1,595,275	$(2,380,675)	$(5,740,774)	$4,778,139
Net Income (Loss) per share	$1.74	$(2.81)	$(2.96)	$1.91

	First	Second	Third	Fourth
	Quarter 2013	Quarter 2013	Quarter 2013	Quarter 2013
Total Loss	$(823,742)	$(448,080)	$(31,966)	$(755,033)
Total Expenses	$75,877	$82,975	$121,419	$126,435
Total Expenses, net	$60,289	$76,384	$125,635	$126,449
Net Loss	$(884,031)	$(524,464)	$(157,601)	$(881,482)
Net Loss per share	$(2.84)	$(1.25)	$(0.42)	$(1.90)
164

Note 8 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the December 31, 2014 financial statements for subsequent events through the date that the financial statements were available to be issued and noted no material events requiring either recognition as of December 31, 2014 or disclosure herein for the Fund, other than noted below:

On January 2, 2015, Newedge USA merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity.

On February 6, 2015 Jefferies LLC (“Jefferies”) became the Fund’s FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in the SG account for the Fund was $0.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Agricultural Fund

We have audited the accompanying statement of assets and liabilities of Teucrium Agricultural Fund, (the “Fund”), including the schedule of investments, as of December 31, 2014, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Agricultural Fund as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Agricultural Fund

We have audited the internal control over financial reporting of Teucrium Agricultural Fund (the “Fund”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Fund as of and for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Agricultural Fund

We have audited the accompanying statement of assets and liabilities of Teucrium Agricultural Fund (the “Fund”), including the schedule of investments, as of December 31, 2013, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2013 and for the period from commencement of operations (March 28, 2012) through December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Teucrium Agricultural Fund as of December 31, 2013, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2013 and for the period from commencement of operations (March 28, 2012) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2014	December 31, 2013

Assets
Cash and cash equivalents	$1,647	$2,880
Other assets	10,000	8,565
Equity in trading accounts:
Investments in securities, at fair value (cost $2,392,877 and $2,585,338 as of December 31, 2014 and December 31, 2013, respectively)	1,641,102	1,884,997
Total assets	1,652,749	1,896,442

Net assets	$1,652,749	$1,896,442

Shares outstanding	50,002	50,002

Net asset value per share	$33.05	$37.93

Market value per share	$33.05	$34.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2014

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$413,423	25.01%	15,533
Teucrium Soybean Fund	418,586	25.33	20,131
Teucrium Sugar Fund	414,243	25.06	35,024
Teucrium Wheat Fund	394,850	23.89	31,037
Total exchange-traded funds (cost $2,392,877)	$1,641,102	99.29%

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $1,647)	$1,647	0.10%	1,647

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$473,707	24.98%	15,458
Teucrium Soybean Fund	466,670	24.61	20,331
Teucrium Sugar Fund	484,838	25.57	34,374
Teucrium Wheat Fund	459,782	24.24	30,987
Total exchange-traded funds (cost $2,585,338)	$1,884,997	99.40%

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $2,880)	$2,880	0.15%	2,880

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

			From the commencement of
	Year ended	Year ended	operations (March 28, 2012)
	December 31, 2014	December 31, 2013	through December 31, 2012
Income
Realized and unrealized loss on trading of securities:
Realized loss on securities	$(183,067)	$(82,323)	$(626,988)
Net change in unrealized appreciation or depreciation on securities	(51,434)	(447,149)	(253,192)
Interest (loss) income	(8)	(7)	17
Total loss	(234,509)	(529,479)	(880,163)

Expenses
Professional fees	34,828	20,492	16,790
Distribution and marketing fees	20,981	33,155	20,150
Custodian fees and expenses	1,506	(16)	2,793
Business permits and licenses fees	19,036	12,427	472
General and administrative expenses	9,092	4,846	3,373
Brokerage commissions	-	122	1,995
Other expenses	854	1,313	518
Total expenses	86,297	72,339	46,091

Expenses waived by the Sponsor	(77,113)	(61,539)	(23,390)
Reimbursement of expenses previously waived	-	-	-

Total expenses, net	9,184	10,800	22,701

Net loss	$(243,693)	$(540,279)	$(902,864)

Net loss per share	$(4.88)	$(10.80)	$(1.27)
Net loss per weighted average share	$(4.87)	$(10.80)	$(8.70)
Weighted average shares outstanding	50,002	50,002	103,765

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

			From the commencement of
	Year ended	Year ended	operations (March 28, 2012)
	December 31, 2014	December 31, 2013	through December 31, 2012
Operations
Net loss	$(243,693)	$(540,279)	$(902,864)
Capital transactions
Issuance of Shares	-	-	17,706,578
Redemption of Shares	-	-	(14,367,093)
Total capital transactions	-	-	3,339,485
Net change in net assets	(243,693)	(540,279)	2,436,621

Net assets, beginning of period	$1,896,442	$2,436,721	$100

Net assets, end of period	$1,652,749	$1,896,442	$2,436,721

Net asset value per share at beginning of period	$37.93	$48.73	$50.00

At end of period	$33.05	$37.93	$48.73

Creation of Shares	-	-	350,000
Redemption of Shares	-	-	300,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

			From the commencement of
	Year ended	Year ended	operations (March 28, 2012)
	December 31, 2014	December 31, 2013	through December 31, 2012
Cash flows from operating activities:
Net loss	$(243,693)	$(540,279)	$(902,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation on securities	51,434	447,149	253,192
Changes in operating assets and liabilities:
Net (purchases) and sale of investments in securities	192,461	94,041	(2,679,379)
Other assets	(1,435)	(3,576)	(4,989)
Other liabilities	-	(874)	874
Net cash used in operating activities	(1,233)	(3,539)	(3,333,166)

Cash flows from financing activities:
Proceeds from sale of Shares	-	-	17,706,578
Redemption of Shares	-	-	(14,367,093)
Net cash (used in) provided by financing activities	-	-	3,339,485

Net change in cash and cash equivalents	(1,233)	(3,539)	6,319
Cash and cash equivalents, beginning of period	2,880	6,419	100
Cash and cash equivalents, end of period	$1,647	$2,880	$6,419

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

Subject to the terms of the Trust Agreement,  the Sponsor may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. The Custodian is also the registrar and transfer agent for the Fund’s Shares. The Custodian also acts as a broker for some, but not all, of the equity transactions related to the purchase and sale of the Underlying Funds for TAGS. In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services: 0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services: 0.0075% of average gross assets annually; and for administrative services: 0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. The Fund recognized $1,506 in 2014, ($16) in 2013 and $2,793 in 2012 for these services, which was recorded in custodian fees and expenses on the statement of operations; this expense was waived by the Sponsor in 2014, was negative due to reclassifications of previous over-accruals in 2013 and paid by the Fund in 2012. The Bank of New York Mellon also serves as the primary clearing broker for the Fund in activity related to shares of the Underlying Funds. For this service the Fund recognized $0 in 2014.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Fund recognized $1,850 in 2014, $2,415 in 2013 and $1,147 in 2012 for these services, which was recorded in distribution and marketing fees on the statement of operations; this expense was waived by the Sponsor in 2014 and 2013, and $454 of this expenses was waived by the Sponsor in 2012.

For 2014, Newedge USA, LLC (“Newedge USA”) served as the Fund’s FCM and primary clearing broker to execute and clear the Fund’s futures transactions and provide other brokerage-related services, if any.  On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. SG is a futures commission merchant and broker dealer registered with the CFTC and the SEC, and is a member of FINRA. SG is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. The Fund recognized $0 in 2014, $122 in 2013 and $1,995 in 2012 for these services, which was recorded in in brokerage commission son the statement of operations; this expense was paid by the Fund in 2013 and 2012.

In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Fund’s futures and options, if any, on futures transactions.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund recognized $29 in 2014, $17 in 2013 and $17 in 2012 for these services, which was recorded in business permits and licenses fees on the statement of operations; this expense was waived by the Sponsor.

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

Revenue Recognition

Investment transactions are accounted for on a trade-date basis. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on investments are reflected in the statements of assets and liabilities as the difference between the original amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations.

Brokerage Commissions

Brokerage commissions are accrued on the trade date and on a full-turn basis.

Income Taxes

The Fund will be treated as a partnership for United States federal income tax purposes. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2014, 2013 and 2012.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $1,647 and $2,880 in money market funds at December 31, 2014 and December 31, 2013, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

Payable/Receivable for Securities Purchased/Sold

Due from/to broker for investments in securities are securities transactions pending settlement. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

Taking the current market value of its total assets and

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Fund pays no direct management fees to the Sponsor. The Underlying Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum; these fees are recognized in the statements contained in this Form 10-K for each of the Underlying Funds. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses for services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity.

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $16,234 in 2014, $20,773 in 2013 and $8,657 in 2012; of these amounts, $16,234 in 2014, $20,773 in 2013 and $4,991 in 2012 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion. Effective January 1, 2013, the Sponsor has stated that it will accrue expenses such that the total expense ratio of the Fund is 0.5% of net assets.

For the year ended December 31, 2014, there were $77,113 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the year ended December 31, 2013, there were $61,539 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the year ended December 31, 2012, there were $23,390 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

Expenses

Expenses are recorded using the accrual method of accounting.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No, 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption did not have a significant impact on the financial statements of the Trust or the Funds.

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

The determination is made as of the settlement of the underlying futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the underlying futures contracts traded on the relevant exchange for the three months being reported.

Investments in the securities of the Underlying Funds are freely tradable and listed on the NYSE Arca. These investments are valued at the NAV of the Underlying Fund as of the valuation date as calculated by the administrator based on the exchange-quoted prices of the commodity futures contracts held by the Underlying Funds.

Net Income (Loss) per Share

Net income (loss) per Share is the difference between the NAV per unit at the beginning of each period and at the end of each period. The weighted average number of Shares outstanding was computed for purposes of disclosing net income (loss) per weighted average Share. The weighted average Shares are equal to the number of Shares outstanding at the end of the period, adjusted proportionately for Shares created or redeemed based on the amount of time the Shares were outstanding during such period.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2014 and December 31, 2013:

December 31, 2014

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Exchange-traded funds	$1,641,102	$-	$-	$1,641,102
Cash equivalents	1,647	-	-	1,647
Total	$1,642,749	$-	$-	$1,642,749

December 31, 2013

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Exchange-traded funds	$1,884,997	$-	$-	$1,884,997
Cash equivalents	2,880	-	-	2,880
Total	$1,887,877	$-	$-	$1,887,877

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2014 and 2013 and from the commencement of operations (March 28, 2012) through December 31, 2012. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Year ended December 31, 2014	Year ended December 31, 2013	From the commencement of operations (March 28, 2012) through December 31, 2012
Net asset value at beginning of period	$37.93	$48.73	50.00
From investment operations:
Investment income	-	-	-
Net realized and unrealized loss on securities	(4.70)	(10.58)	(1.05)
Total net expenses	(0.18)	(0.22)	(0.22)
Net decrease in net asset value	(4.88)	(10.80)	(1.27)
Net asset value at end of period	$33.05	$37.93	48.73
Total Return	(12.87)%	(22.16)%	(2.54)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.70%	3.36%	1.18%
Total expense, net	0.50%	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%	(0.58)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund. The ratios for the period from commencement of operations (March 28, 2012) through December 31, 2012, have been annualized.

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

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Agricultural Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2014 and 2013.

	First	Second	Third	Fourth
	Quarter 2014	Quarter 2014	Quarter 2014	Quarter 2014
Total Income (Loss)	$193,597	$(183,325)	$(362,602)	$117,821
Total Expenses	$27,147	$21,384	$31,648	$6,118
Total Expenses, net	$2,378	$2,550	$2,178	$2,078
Net Income (Loss)	$191,219	$(185,875)	$(364,780)	$115,743
Net Income (Loss) per share	$3.82	$(3.72)	$(7.29)	$2.31

	First	Second	Third	Fourth
	Quarter 2013	Quarter 2013	Quarter 2013	Quarter 2013
Total Loss	$(196,114)	$(106,767)	$(83,167)	$(143,431)
Total Expenses	$19,074	$25,564	$13,519	$14,182
Total Expenses, net	$2,911	$2,768	$2,605	$2,516
Net Loss	$(199,025)	$(109,535)	$(85,772)	$(145,947)
Net Loss per share	$(3.98)	$(2.19)	$(1.71)	$(2.93)

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

Management has evaluated the December 31, 2014 financial statements for subsequent events through the date that the financial statements were available to be issued and noted no material events requiring either recognition as of December 31, 2014 or disclosure herein for the Fund, other than noted below:

On January 2, 2015, Newedge USA merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity.

On February 6, 2015 Jefferies LLC (“Jefferies”) became the Fund’s FCM and primary clearing broker for all futures contracts which may be traded in future periods.

