Form 10-Q
period 2015-03-31
Teucrium Commodity Trust
filed 2015-05-11
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of May 7, 2015
Teucrium Corn Fund	3,200,004
Teucrium Sugar Fund	275,004
Teucrium Soybean Fund	325,004
Teucrium Wheat Fund	2,375,004
Teucrium Agricultural Fund	50,002

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$106,768,606	$142,423,637
Interest receivable	7,312	9,995
Other assets	798,548	592,812
Equity in trading accounts:
Commodity futures contracts	98,775	4,381,263
Due from broker	8,407,323	2,966,006
Total equity in trading accounts	8,506,098	7,347,269
Total assets	$116,080,564	$150,373,713

Liabilities
Management fee payable to Sponsor	95,300	131,827
Other liabilities	175,538	138,906
Payable for shares redeemed	-	1,996,185
Equity in trading accounts:
Commodity futures contracts	6,814,979	2,694,018
Due to broker	-	60,805
Total equity in trading accounts	6,814,979	2,754,823
Total liabilities	7,085,817	5,021,741

Net assets	$108,994,747	$145,351,972

The accompanying notes are an integral part of these combined financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

March 31, 2015
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $106,768,606)	$106,768,606	97.96%	106,768,606

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP15 (241 contracts)	$98,775	0.09%	$6,296,125

		Percentage	Notional Amount
Description: Liabilities	Fair Value	of Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL15 (1,441 contracts)	$1,793,150	1.65%	$27,685,213
CBOT corn futures SEP15 (1,213 contracts)	770,638	0.71	23,774,800
CBOT corn futures DEC15 (1,386 contracts)	1,737,325	1.59	27,771,975

United States soybean futures contracts
CBOT soybean futures JUL15 (45 contracts)	70,850	0.07	2,199,938
CBOT soybean futures NOV15 (40 contracts)	125,763	0.12	1,910,500
CBOT soybean futures NOV16 (47 contracts)	23,462	0.02	2,248,950

United States sugar futures contracts
ICE sugar futures JUL15 (62 contracts)	304,158	0.28	837,446
ICE sugar futures OCT15 (50 contracts)	114,240	0.10	710,080
ICE sugar futures MAR16 (54 contracts)	303,968	0.28	841,277

United States wheat futures contracts
CBOT wheat futures JUL15 (286 contracts)	793,675	0.73	7,350,200
CBOT wheat futures DEC15 (274 contracts)	777,750	0.71	7,360,325
Total commodity futures contracts	$6,814,979	6.26%	$102,690,704

			Shares
Exchange-traded funds*
Teucrium Corn Fund	$373,368	0.34%	15,083
Teucrium Soybean Fund	380,187	0.35	19,381
Teucrium Wheat Fund	362,153	0.33	33,187
Teucrium Sugar Fund	341,407	0.31	35,724
Total exchange-traded funds (cost $2,320,922)	$1,457,115	1.33%

*
The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these combined financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2014

		Percentage
Description: Assets	Fair Value	of Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $142,419,068)	$142,419,068	97.98%	142,419,068

			Notional Amount
			(LongExposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY15 (1,868 contracts)	$3,492,987	2.40%	$37,897,050
CBOT corn futures JUL15 (1,579 contracts)	158,650	0.11	32,566,875

United States wheat futures contracts
CBOT wheat futures MAY15 (262 contracts)	687,450	0.47	7,787,950
CBOT wheat futures JUL15 (223 contracts)	42,176	0.03	6,662,125
Total commodity futures contracts	$4,381,263	3.01%	$84,914,000

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(LongExposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC15 (1,808 contracts)	$1,899,925	1.31%	$38,058,400

United States soybean futures contracts
CBOT soybean futures MAR15 (82 contracts)	7,612	0.01	4,196,350
CBOT soybean futures MAY15 (69 contracts)	126,663	0.09	3,555,225
CBOT soybean futures NOV15 (83 contracts)	142,738	0.10	4,172,825

United States sugar futures contracts
ICE sugar futures MAY15 (55 contracts)	241,953	0.17	919,072
ICE sugar futures JUL15 (47 contracts)	98,930	0.07	802,760
ICE sugar futures MAR16 (51 contracts)	163,072	0.11	937,910

United States wheat futures contracts
CBOT wheat futures DEC15 (254 contracts)	13,125	0.01	7,807,325
Total commodity futures contracts	$2,694,018	1.87%	$60,449,867

			Shares
Exchange-traded funds*
Teucrium Corn Fund	$413,423	0.28%	15,533
Teucrium Soybean Fund	418,586	0.29	20,131
Teucrium Sugar Fund	414,243	0.28	35,024
Teucrium Wheat Fund	394,850	0.27	31,037
Total exchange-traded funds (cost $2,392,877)	$1,641,102	1.12%

*	The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these combined financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(1,222,298)	$1,750,805
Net change in unrealized appreciation or depreciation on commodity futures contracts	(8,403,449)	13,197,508
Interest income	8,352	12,347
Total (loss) income	(9,617,395)	14,960,660

Expenses
Management fees	303,383	246,328
Professional fees	376,844	152,932
Distribution and marketing fees	252,599	356,561
Custodian fees and expenses	46,456	40,131
Business permits and licenses fees	25,676	109,180
General and administrative expenses	61,751	91,904
Brokerage commissions	26,958	15,958
Other expenses	10,071	15,455
Total expenses	1,103,738	1,028,449

Expenses waived by the Sponsor	(100,556)	(131,904)
Reimbursement of expenses previously waived	-	211,667

Total expenses, net	1,003,182	1,108,212

Net (loss) income	$(10,620,577)	$13,852,448

The accompanying notes are an integral part of these combined financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Operations
Net (loss) income	$(10,620,577)	$13,852,448
Capital transactions
Issuance of Shares	4,465,610	92,757,348
Redemption of Shares	(30,202,027)	(14,654,518)
Net change in the cost of the Underlying Funds	(231)	(595)
Total capital transactions	(25,736,648)	78,102,235

Net change in net assets	(36,357,225)	91,954,683

Net assets, beginning of period	145,351,972	64,866,910

Net assets, end of period	$108,994,747	$156,821,593

The accompanying notes are an integral part of these combined financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net (loss) income	$(10,620,577)	$13,852,448
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	8,403,449	(13,197,508)
Changes in operating assets and liabilities:
Due from broker	(5,441,317)	2,559,832
Interest receivable	2,683	(4,449)
Other assets	(205,973)	(43,147)
Due to broker	(60,805)	29,913
Management fee payable to Sponsor	(36,528)	66,456
Other liabilities	36,870	29,575
Net cash (used in) provided by operating activities	(7,922,198)	3,293,120

Cash flows from financing activities:
Proceeds from sale of Shares	4,465,610	92,757,348
Redemption of Shares	(32,198,212)	(12,926,072)
Net change in cost of the Underlying Funds	(231)	(595)
Net cash (used in) provided by financing activities	(27,732,833)	79,830,681

Net change in cash and cash equivalents	(35,655,031)	83,123,801
Cash and cash equivalents, beginning of period	142,423,637	58,707,245
Cash and cash equivalents, end of period	$106,768,606	$141,831,046

 The accompanying notes are an integral part of these combined financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

March 31, 2015
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

On February 10, 2012, the Form S-1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012. On April 30, 2015, a subsequent registration statement for TAGS was declared effective by the SEC.

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

The accompanying unaudited combined financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Liquidation of Funds

On December 18, 2014 the Teucrium WTI Crude Oil Fund ("CRUD") and the Natural Gas Fund ("NAGS"), both series of the Trust ceased trading on the NYSE Arca and the Sponsor liquidated all commodity futures contracts held by these funds. All positions were sold through an exchange to unrelated parties.  On December 22, 2014 the Administrator and Custodian proceeded to distribute cash to all shareholders in an amount equal to each shareholder’s pro rata interest in the respective fund. On December 30, 2014, the Sponsor completed the liquidation of all of the assets of NAGS and CRUD. CRUD and NAGS did not recognize any subscriptions or redemptions during the three months ended March 31, 2014. There were zero assets and liabilities as of December 31, 2014. The Form 15 was filed with the SEC on January 9, 2015.

The following summarized financial information presents the results of operations for NAGS and other data for the three months ended March 31, 2014, which have been included in continuing operations for the 2014 periods presented.

Three months ended
March 31, 2014
Total Income	$235,527
Total Expenses	$41,027
Total Expenses, net	$7,186
Net Income	$228,341

The following summarized financial information presents the results of operations for CRUD and other data for the three months ended March 31, 2014, which have been included in continuing operations for the 2014 periods presented.

Three months ended
March 31, 2014
Total Income	$54,844
Total Expenses	$46,381
Total Expenses, net	$10,022
Net Income	$44,822

Note 3 – Principal Contracts and Agreements

In its capacity as the Custodian for the Funds, the Custodian, currently the Bank of New York Mellon, holds for each Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement.  The Custodian is also the registrar and transfer agent for each Fund’s Shares.  In addition, the Custodian also serves as Administrator for each Fund, performing certain administrative and accounting services and preparing certain Securities and Exchange Commission (“SEC”) and Commodities Futures Trading Commission (“CFTC”) reports on behalf of the Fund. The Custodian also acts as a broker for some, but not all, of the equity transactions related to the purchase and sale of the Underlying Funds for TAGS. For these services, the Custodian receives: for custody services:  0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services:  0.0075% of average gross assets annually; and for administrative services:  0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. The Funds recognized $46,456 in the three months ended March 31, 2015 and $40,131 during the same period in 2014 for these services, which was recorded in custodian fees and expenses on the combined statements of operations; of this expense $5,600 in 2015 and $5,889 in 2014 was waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Funds recognized $41,091 in the three months ended March 31, 2015 and $39,717 during the same period in 2014 for these services, which was recorded in distribution and marketing fees on the combined statements of operations; of this expense $3,380 in 2015 and $1,893 in 2014 was waived by the Sponsor.

In 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0.

Jefferies is a futures commission merchant and broker dealer registered with the CFTC and the SEC, and is a member of FINRA. Jefferies is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation.  For Corn, Soybean, Sugar and Wheat Futures Contracts Jefferies was paid $8.00 per round turn, and WTI Crude Oil and Natural Gas Futures Contracts Newedge was paid $6.00 per round turn. The Funds recognized $26,958 in the three months ended March 31, 2015 and $15,958 during the same period in 2014 for these services, which was recorded in brokerage commissions on the combined statements of operations and was paid by the Funds.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Funds did not recognize any expense for these services in the three months ended March 31, 2015 and during the same period in 2014. This expense is recorded in business permits and licenses fees on the combined statements of operations.

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on a combined basis in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, CANE, SOYB, WEAT and TAGS. Refer to the accompanying separate financial statements for each Fund for more detailed information. For the periods represented by the financial statements herein the operations of the Trust contain the results of CORN, NAGS, CRUD, SOYB, CANE, WEAT, and TAGS except for eliminations for TAGS as explained below for the months during which each Fund was in operation. CRUD and NAGS were in operation for the full three month period presented in 2014, the results are presented in the Trust combined financial statements.

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

Correction of immaterial errors in previously issued financial statements

Effective with the period ended June 30, 2014, expenses for the current and comparative periods are presented both gross and net of any expenses waived by or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the year ended December 31, 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Form 10-K for 2013, have also been included in expenses and waived/reimbursed expenses in the period incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to, or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

Effective with the year-ended December 31, 2014, a revision was made to the combined statements of cash flows for amounts associated with the purchase and sales of the Underlying Funds by TAGS in the combined statements of cash flows have been reclassified from changes in operating assets and liabilities to cash flows from financing activities. There is no impact to, or change in cash and cash equivalents for the period ended March 31, 2014. Management believes this revision is immaterial to the combined financial statements.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of the three months ended March 31, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2015 and 2014.

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

Each Fund receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in the statements of assets and liabilities as receivable for shares sold. Amounts payable to Authorized Purchasers upon redemption are reflected in the combined statements of assets and liabilities as payable for shares redeemed.

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

CORN: 50,000 shares representing 2 baskets
SOYB: 50,000 shares representing 2 baskets
CANE: 50,000 shares representing 2 baskets
WEAT: 50,000 shares representing 2 baskets
TAGS: 50,000 shares representing 2 baskets (at minimum level as of March 31, 2015 and 2014)

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Each Fund is a series of the Trust, which has the balance of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Trust had a balance of $106,768,606 and $142,419,068 in money market funds at March 31, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the combined statements of assets and liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the three months ended March 31, such expenses, which are primarily included as distribution and marketing fees, totaled $492,442 in 2015 and $365,757 in 2014; of these amounts, $33,060 in 2015 and $16,729 in 2014 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the three months ended March 31, 2015 there were $100,556 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $49,150 for SOYB, $16,416 for CANE, $14,300 for WEAT, and $20,690 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three months ended March 31, 2014 there were $131,904 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $33,841 for NAGS, $36,359 for CRUD, $36,935 for CANE, and $24,769 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the year ended December 31, 2013, there were $590,000 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Funds in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three months ended March 31, 2014, asset growth and other changes experienced by certain Funds enabled the Sponsor to claim reimbursement of $211,667 from the Funds, specifically, $162,860 from CORN, $20,090 from SOYB and $28,717 from WEAT. These amounts are reflected in the combined statements of operations for the three months ended March 31, 2014 as a reimbursement of a previously waived expense for the Funds from which there was recovery in 2014. There was no recovery of amounts from the other Funds.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

On March 31, 2015 and 2014, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the three months being reported.

For the three months ended March 31, 2015, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No, 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the an entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU No, 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures.” The amendments in this update require changes to the accounting for repurchase-to-maturity transactions and enhances the required disclosures for repurchase agreements and other similar transactions. The amendments are effective for the first interim or annual period beginning after December 15, 2014. The adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

Note 5 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014:

March 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2015
Cash equivalents	$106,768,606	$-	$-	$106,768,606
Commodity futures contracts
Wheat futures contracts	98,775	-	-	98,775
Total	$106,867,381	$-	$-	$106,867,381

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2015
Commodity futures contracts
Corn futures contracts	$4,301,113	$-	$-	$4,301,113
Soybean futures contracts	220,075	-	-	220,075
Sugar futures contracts	722,366	-	-	722,366
Wheat futures contracts	1,571,425	-	-	1,571,425
Total	$6,814,979	$-	$-	$6,814,979

December 31, 2014
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$142,423,637	$-	$-	$142,423,637
Commodity futures contracts
Corn futures contracts	3,651,637	-	-	3,651,637
Wheat futures contracts	729,626	-	-	729,626
Total	$146,804,900	$-	$-	$146,804,900

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Commodity futures contracts
Corn futures contracts	$1,899,925	$-	$-	$1,899,925
Soybean futures contracts	277,013	-	-	277,013
Sugar futures contracts	503,955	-	-	503,955
Wheat futures contracts	13,125	-	-	13,125
Total	$2,694,018	$-	$-	$2,694,018

For the three months ended March 31, 2015, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 6 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2015 and 2014, the Funds invested only in commodity futures contracts specifically related to each Fund. Cleared Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract. Additionally, Other Commodity Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Interests, can generally be structured as the parties to the Commodity Interest contract desire. Therefore, each Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table discloses information about offsetting assets and liabilities presented in the combined statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. These recognized assets and liabilities are presented as defined in FASB ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, Jefferies for the three months ended March 31, 2015 and Newedge USA for the year ended December 31, 2014.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and
Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Wheat futures contracts	$98,775	$-	$98,775	$98,775	$-	$-

Offseting of Financial Liabilities and Derivative Liabilities as of March 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and
				Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$4,301,113	$-	$4,301,113	$-	$4,301,113	$-
Soybean futures contracts	220,075	-	220,075	-	220,075	-
Sugar futures contracts	722,366	-	722,366	-	722,366	-
Wheat futures contracts	1,571,425	-	1,571,425	98,775	1,472,650	-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and
Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Corn futures contracts	$3,651,637	$-	$3,651,637	$1,899,925	$-	$1,751,712
Wheat futures contracts	729,626	-	729,626	13,125	60,805	655,696

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and
				Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$1,899,925	$-	$1,899,925	$1,899,925	$-	$-
Soybean futures contracts	277,013	-	277,013	-	277,013	-
Sugar futures contracts	503,955	-	503,955	-	503,955	-
Wheat futures contracts	13,125	-	13,125	13,125	-	-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended March 31, 2015

		Net Change in Unrealized
	Realized Gain (Loss) on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contract
Commodity price
Corn futures contracts	$401,862	$(6,052,825)
Soybean futures contracts	(583,375)	56,938
Sugar futures contracts	(333,547)	(218,411)
Wheat futures contracts	(707,238)	(2,189,151)
Total commodity futures contracts	$(1,222,298)	$(8,403,449)

Three months ended March 31, 2014

		Net Change in Unrealized
	Realized Gain (Loss) on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Corn futures contracts	$1,283,346	$11,085,413
Natural gas futures contracts	214,190	21,160
WTI crude oil futures contracts	-	54,650
Soybean futures contracts	26,100	325,351
Sugar futures contracts	(3,281)	224,246
Wheat futures contracts	230,450	1,486,688
Total commodity futures contracts	$1,750,805	$13,197,508

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $116.3 million for the three months ended March 31, 2015 and $114.3 million for the same period in 2014.

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

Note 8 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

March 31, 2015

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,200,004	$79,213,767
Teucrium Soybean Fund	325,004	6,375,443
Teucrium Sugar Fund	250,004	2,389,260
Teucrium Wheat Fund	1,925,004	21,006,788
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,466,604
Less: Investment in the Underlying Funds		(1,457,115)
Net for the Fund in the combined net assets of the Trust		9,489
Total		$108,994,747

December 31, 2014

	Outstanding Shares	Net Assets
Teucrium Corn Fund	4,075,004	$108,459,507
Teucrium Soybean Fund	575,004	11,956,149
Teucrium Sugar Fund	225,004	2,661,212
Teucrium Wheat Fund	1,750,004	22,263,457
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,652,749
Less: Investment in the Underlying Funds		(1,641,102)
Net for the Fund in the combined net assets of the Trust		11,647
Total		$145,351,972

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 9 – Subsequent Events

Management has evaluated the three months ended March 31, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than noted below:

From April 1, 2015 through May 11, 2015, the following change of 20% or greater occurred in Shares Outstanding for the Teucrium Wheat Fund: the shares for the Fund increased from 1,925,004 to 2,375,004.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$77,982,630	$106,858,496
Interest receivable	5,358	7,329
Other assets	619,311	437,996
Equity in trading accounts:
Commodity futures contracts	-	3,651,637
Due from broker	5,125,750	1,613,775
Total equity in trading accounts	5,125,750	5,265,412
Total assets	$83,733,049	$112,569,233

Liabilities
Management fee payable to Sponsor	71,520	98,798
Other liabilities	146,649	114,818
Payable for shares redeemed	-	1,996,185
Equity in trading accounts:
Commodity futures contracts	4,301,113	1,899,925
Total liabilities	4,519,282	4,109,726

Net assets	$79,213,767	$108,459,507

Shares outstanding	3,200,004	4,075,004

Net asset value per share	$24.75	$26.62

Market value per share	$24.74	$26.64

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

March 31, 2015
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $77,982,630)	$77,982,630	98.45%	79,982,630

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL15 (1,441 contracts)	$1,793,150	2.27%	$27,685,213
CBOT corn futures SEP15 (1,213 contracts)	770,638	0.97	23,774,800
CBOT corn futures DEC15 (1,386 contracts)	1,737,325	2.19	27,771,975
Total commodity futures contracts	$4,301,113	5.43%	$79,231,988

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2014

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $106,858,496)	$106,858,496	98.52%	106,858,496

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY 15 (1,868 contracts)	$3,492,987	3.22%	$37,897,050
CBOT corn futures JUL15 (1,579 contracts)	158,650	0.15	32,566,875
Total commodity futures contracts	$3,651,637	3.37%	$70,463,925

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC15 (1,808 contracts)	$1,899,925	1.75%	$38,058,400

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$401,862	$1,283,346
Net change in unrealized appreciation or depreciation on commodity futures contracts	(6,052,825)	11,085,413
Interest income	6,813	10,201
Total (loss) income	(5,644,150)	12,378,960

Expenses
Management fees	225,318	196,425
Professional fees	270,000	90,940
Distribution and marketing fees	168,065	282,510
Custodian fees and expenses	31,856	31,857
Business permits and licenses fees	13,102	20,700
General and administrative expenses	38,800	76,050
Brokerage commissions	23,250	12,150
Other expenses	2,663	10,170
Total expenses	773,054	720,802

Expenses waived by the Sponsor	-	-
Reimbursement of expenses previously waived	-	162,860

Total expenses, net	773,054	883,662

Net (loss) income	$(6,417,204)	$11,495,298

Net (loss) income per share	$(1.87)	$3.93
Net (loss) income per weighted average share	$(1.82)	$4.61
Weighted average shares outstanding	3,529,448	2,491,393

  The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Operations
Net (loss) income	$(6,417,204)	$11,495,298
Capital transactions
Issuance of Shares	-	83,865,158
Redemption of Shares	(22,828,536)	(14,090,684)
Total capital transactions	(22,828,536)	69,774,474
Net change in net assets	(29,245,740)	81,269,772

Net assets, beginning of period	$108,459,507	$47,499,620

Net assets, end of period	$79,213,767	$128,769,392

Net asset value per share at beginning of period	$26.62	$30.64

Net asset value per share at end of period	$24.75	$34.57

Creation of Shares	-	2,600,000
Redemption of Shares	875,000	425,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income (loss)	$(6,417,204)	$11,495,298
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	6,052,825	(11,085,413)
Changes in operating assets and liabilities:
Due from broker	(3,511,975)	981,275
Interest receivable	1,971	(3,951)
Other assets	(181,315)	(42,008)
Management fee payable to Sponsor	(27,278)	62,085
Other liabilities	31,831	19,257
Net cash (used in) provided by operating activities	(4,051,145)	1,426,543

Cash flows from financing activities:
Proceeds from sale of Shares	-	83,865,158
Redemption of Shares	(24,824,721)	(12,362,238)
Net cash (used in) provided by financing activities	(24,824,721)	71,502,920

Net change in cash and cash equivalents	(28,875,866)	72,929,463
Cash and cash equivalents, beginning of period	106,858,496	42,405,220
Cash and cash equivalents, end of period	$77,982,630	$115,334,683

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement.  The Custodian is also the registrar and transfer agent for the Fund’s Shares.  In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services:  0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services:  0.0075% of average gross assets annually; and for administrative services:  0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. The Fund recognized $40,856 in the three months ended 2015 and $31,857 during the same period in 2014 for these services, which was recorded in custodian fees and expenses on the statements of operations and was paid by the Fund.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Fund recognized $30,360 in the three months ended 2015 and $32,616 during the same period in 2014 for these services, which was recorded in distribution and marketing fees on the statements of operations and was paid by the Fund.

In 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0.

Jefferies is a futures commission merchant and broker dealer registered with the CFTC and the SEC, and is a member of FINRA. Jefferies is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. For Corn Futures Contracts Newedge, SG and Jefferies were paid $8.00 per round turn. The Fund recognized $23,250 in the three months ended 2015 and $12,150 during the same period in 2014 for these services, which was recorded in brokerage commissions on the statements of operations and was paid by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund did not recognize any expense for these services in the three months ended March 31, 2015 and during the same period in 2014. This expense is recorded in business permits and licenses fees on the statements of operations.

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

Correction of immaterial error in previously issued financial statements

Effective with the period ended June 30, 2014, expenses for the current and comparative periods are presented both gross and net of any expenses waived by or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the year ended December 31, 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Form 10-K for 2013, have also been included in expenses and waived/reimbursed expenses in the period incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to, or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2015 and 2014.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $77,982,630 and $106,858,496 in money market funds at March 31, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended March 31, such expenses, which are primarily included as distribution and marketing fees, totaled $364,571 in 2015 and $293,388 in 2014 and was paid by the Fund. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended March 31, 2015 and 2014, there were no expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor.

For the year ended December 31, 2013, there were $426,248 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three months ended March 31, 2014, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $162,860 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On March 31, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three months being reported.

For the three months ended March 31, 2015 and 2014, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The FASB issued ASU No, 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures.” The amendments in this update require changes to the accounting for repurchase-to-maturity transactions and enhances the required disclosures for repurchase agreements and other similar transactions. The amendments are effective for the first interim or annual period beginning after December 15, 2014. The adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014:

March 31, 2015
				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2015
Cash equivalents	$77,982,630	$-	$-	$77,982,630

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2015
Corn futures contracts	$4,301,113	$-	$-	$4,301,113

December 31, 2014
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$106,858,496	$-	$-	$106,858,496
Corn futures contracts	3,651,637	-	-	3,651,637
	$110,510,133	$-	$-	$110,510,133

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Corn futures contracts	$1,899,925	$-	$-	$1,899,925

For the three months ended March 31, 2015 and 2014, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2015 and 2014, the Fund invested only in commodity futures contracts. Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract. Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire. Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, Jefferies for the three months ended March 31, 2015 and Newedge USA for the year ended December 31, 2014.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and
Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$4,301,113	$-	$4,301,113	$-	$4,301,113	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and
Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Corn futures contracts	$3,651,637	$-	$3,651,637	$1,899,925	$-	$1,751,712

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and
Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$1,899,925	$-	$1,899,925	$1,899,925	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Three months ended March 31, 2015

		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Derivative Instruments	Commodity Futures Contracts
Commodity Price
Corn futures contracts	$401,862	$(6,052,825)

Three months ended March 31, 2014

		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Derivative Instruments	Commodity Futures Contracts
Commodity Price
Corn futures contracts	$1,283,346	$11,085,413

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $86.2 million for the three months ended March 31, 2015 and $92.0 million for the same period in 2014.

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2015	March 31, 2014
Net asset value at beginning of period	$26.62	$30.64
Income from investment operations:
Investment income	0.00	0.00
Net realized and unrealized (loss) gain on commodity futures contracts	(1.65)	4.28
Total expenses	(0.22)	(0.35)
Net (decrease) increase in net asset value	(1.87)	3.93
Net asset value at end of period	$24.75	$34.57
Total Return	(7.02)%	12.83%
Ratios to Average Net Assets (Annualized)
Total expenses	3.44%	3.62%
Total expense, net	3.44%	4.44%
Net investment loss	(3.41)%	(4.39)%

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

Note 8 – Subsequent Events

Management has evaluated the three months ended March 31, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$6,015,291	$11,505,788
Interest receivable	439	786
Other assets	47,384	41,812
Equity in trading accounts:
Due from broker	549,000	702,100
Total assets	6,612,114	12,250,486

Liabilities
Management fee payable to Sponsor	5,779	10,446
Other liabilities	10,817	6,878
Equity in trading accounts:
Commodity futures contracts	220,075	277,013
Total Liabilities	236,671	294,337

Net assets	$6,375,443	$11,956,149

Shares outstanding	325,004	575,004

Net asset value per share	$19.62	$20.79

Market value per share	$19.63	$20.76

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

March 31, 2015

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $6,015,291)	$6,015,291	94.35%	6,015,291

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JUL15 (45 contracts)	$70,850	1.11%	$2,199,938
CBOT soybean futures NOV15 (40 contracts)	125,763	1.97	1,910,500
CBOT soybean futures NOV16 (47 contracts)	23,462	0.37	2,248,950
Total commodity futures contracts	$220,075	3.45%	$6,359,388

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(583,375)	$26,100
Net change in unrealized appreciation or depreciation on commodity futures contracts	56,938	325,351
Interest income	349	389
Total (loss) income	(526,088)	351,840

Expenses
Management fees	21,452	9,812
Professional fees	19,347	23,110
Distribution and marketing fees	39,684	4,950
Custodian fees and expenses	3,000	900
Business permits and licenses fees	1,398	1,980
General and administrative expenses	4,347	4,770
Brokerage commissions	1,371	1,800
Other expenses	2,240	1,400
Total expenses	92,839	48,722

Expenses waived by the Sponsor	(49,150)	-
Reimbursement of expenses previously waived	-	20,090

Total expenses, net	43,689	68,812

Net (loss) income	$(569,777)	$283,028

Net (loss) income per share	$(1.17)	$1.72
Net (loss) income per weighted average share	$(1.33)	$1.67
Weighted average shares outstanding	428,337	169,171

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Operations
Net (loss) income	$(569,777)	$283,028
Capital transactions
Issuance of Shares	-	581,644
Redemption of Shares	(5,010,929)	(563,834)
Total capital transactions	(5,010,929)	17,810
Net change in net assets	(5,580,706)	300,838

Net assets, beginning of period	$11,956,149	$4,016,972

Net assets, end of period	$6,375,443	$4,317,810

Net asset value per share at beginning of period	$20.79	$22.95

Net asset value per share at end of period	$19.62	$24.67

Creation of Shares	-	25,000
Redemption of Shares	250,000	25,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net (loss) income	$(569,777)	$283,028
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(56,938)	(325,351)
Changes in operating assets and liabilities:
Due from broker	153,100	282,739
Interest receivable	347	(13)
Other assets	(5,572)	(10,475)
Management fee payable to Sponsor	(4,667)	151
Other liabilities	3,939	1,977
Net cash (used in) provided by operating activities	(479,568)	232,056

Cash flows from financing activities:
Proceeds from sale of Shares	-	581,644
Redemption of Shares	(5,010,929)	(563,834)
Net cash (used in) provided by financing activities	(5,010,929)	17,810

Net change in cash and cash equivalents	(5,490,497)	249,866
Cash and cash equivalents, beginning of period	11,505,788	3,765,791
Cash and cash equivalents, end of period	$6,015,291	$4,015,657

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement.  The Custodian is also the registrar and transfer agent for the Fund’s Shares.  In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services:  0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services:  0.0075% of average gross assets annually; and for administrative services:  0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. The Fund recognized $3,000 in the three months ended March 31 2015 and $900 during the same period in 2014 for these services, which was recorded in custodian fees and expenses on the statements of operations; $3,000 in 2015 of this expense was waived by the Sponsor and $900 in 2014 and was paid for by the Fund.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Fund recognized $2,556 in the three months ended 2015 and $1,923 during the same period in 2014 for these services, which was recorded in distribution and marketing fees on the statements of operations; $2,556 in 2015 of this expense was waived by the Sponsor and the full amount was paid by the Fund in 2014.

In 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0.

Jefferies is a futures commission merchant and broker dealer registered with the CFTC and the SEC, and is a member of FINRA. Jefferies is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation.  For Soybean Futures Contracts Newedge, SG and Jefferies were paid $8.00 per round turn. The Fund recognized $1,371 in the three months ended 2015 and $1,800 during the same period in 2014 for these services, which was recorded in brokerage commissions on the statements of operations and was paid by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund did not recognize any expense for these services in the three months ended March 31, 2015 and during the same period in 2014. This expense is recorded in business permits and licenses fees on the statements of operations.

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

Effective with the period ended June 30, 2014, expenses for the current and comparative periods are presented both gross and net of any expenses waived by or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the year ended December 31, 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Form 10-K for 2013, have also been included in expenses and waived/reimbursed expenses in the period incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to, or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2015 and 2014.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $6,015,291 and $11,505,788 in money market funds at March 31, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended March 31, such expenses, which are primarily included as distribution and marketing fees, totaled $30,318 in 2015 and $17,782 in 2014; of these amounts, $22,818 in 2015 and $0 in 2014 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended March 31, 2015, there were $49,150 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period. There were no expenses waived for the three months ended March 31, 2014.

For the year ended December 31, 2013, there were $68,857 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three months ended March 31, 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $20,090 from the Fund.  This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On March 31, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three months being reported.

For the three months ended March 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The FASB issued ASU No, 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures.” The amendments in this update require changes to the accounting for repurchase-to-maturity transactions and enhances the required disclosures for repurchase agreements and other similar transactions. The amendments are effective for the first interim or annual period beginning after December 15, 2014. The adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014:

March 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2015
Cash equivalents	$6,015,291	$-	$-	$6,015,291

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2015
Soybean futures contracts	$220,075	$-	$-	$220,075

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$11,505,788	$-	$-	$11,505,788

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Soybean futures contracts	$277,013	$-	$-	$277,013

For the three months ended March 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 5 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2015 and 2014, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, Jefferies for the three months ended March 31, 2015 and Newedge USA for the year ended December 31, 2014.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
Description	of Recognized Liabilities	Assets and Liabilities	Assets and Liabilities	Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$220,075	$-	$220,075	$-	$220,075	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
Description	of Recognized Liabilities	Assets and Liabilities	Assets and Liabilities	Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$277,013	$-	$277,013	$-	$277,013	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Three months ended March 31, 2015

	Realized Loss on Commodity Futures Contacts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contacts

Primary Underlying Risk
Commodity price
Soybean futures contracts	$(583,375)	$56,938

Three months ended March 31, 2014

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contacts

Primary Underlying Risk
Commodity price
Soybean futures contracts	$26,100	$325,351

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $7.6 million for the three months ended March 31, 2015 and $4.0 million for the same period in 2014.

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2015	March 31, 2014
Net asset value at beginning of period	$20.79	$22.95
Income from investment operations:
Investment income	0.00	0.00
Net realized and unrealized (loss) gain on commodity futures contracts	(1.07)	2.13
Total expenses	(0.10)	(0.41)
Net (decrease) increase in net asset value	(1.17)	1.72
Net asset value at end of period	$19.62	$24.67
Total Return	(5.63)%	7.49%
Ratios to Average Net Assets (Annualized)
Total expenses	4.37%	4.96%
Total expenses, net	2.06%	7.00%
Net investment loss	(2.04)%	(6.96)%

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

Note 8 – Subsequent Events

Management has evaluated the three months ended March 31, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$2,206,075	$2,489,338
Interest receivable	162	173
Other assets	31,058	26,019
Equity in trading accounts:
Due from broker	874,355	650,131
Total assets	3,111,650	3,165,661

Liabilities
Other liabilities	24	494
Equity in trading accounts:
Commodity futures contracts	722,366	503,955
Total liabilities	722,390	504,449

Net assets	$2,389,260	$2,661,212

Shares outstanding	250,004	225,004

Net asset value per share	$9.56	$11.83

Market value per share	$9.60	$11.88

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

March 31, 2015

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $2,206,075)	$2,206,075	92.33%	2,206,075

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL15 (62 contracts)	$304,158	12.73%	$837,446
ICE sugar futures OCT15 (50 contracts)	114,240	4.78	710,080
ICE sugar futures MAR16 (54 contracts)	303,968	12.72	841,277
Total commodity futures contracts	$722,366	30.23%	$2,388,803

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(333,547)	$(3,281)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(218,411)	224,246
Interest income	182	257
Total (loss) income	(551,776)	221,222

Expenses
Management fees	6,486	6,300
Professional fees	11,953	11,085
Distribution and marketing fees	7,280	16,652
Custodian fees and expenses	2,000	1,777
Business permits and licenses fees	-	13,000
General and administrative expenses	302	643
Other expenses	496	636
Total expenses	28,517	50,093

Expenses waived by the Sponsor	(16,416)	(36,935)
Reimbursement of expenses previously waived	-	-

Total expenses, net	12,101	13,158

Net (loss) income	$(563,877)	$208,064

Net (loss) income per share	$(2.27)	$1.14
Net (loss) income per weighted average share	$(2.34)	$1.13
Weighted average shares outstanding	240,560	184,448

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Operations
Net (loss) income	$(563,877)	$208,064
Capital transactions
Issuance of Shares	291,925	372,307
Total capital transactions	291,925	372,307
Net change in net assets	(271,952)	580,371

Net assets, beginning of period	$2,661,212	$2,468,403

Net assets, end of period	$2,389,260	$3,048,774

Net asset value per share at beginning of period	$11.83	$14.10

Net asset value per share at end of period	$9.56	$15.24

Creation of Shares	25,000	25,000
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended March 31, 2014
	March 31, 2015
Cash flows from operating activities:
Net (loss) income	$(563,877)	$208,064
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	218,411	(224,246)
Changes in operating assets and liabilities:
Due from broker	(224,224)	183,518
Interest receivable	11	(34)
Other assets	(5,039)	9,169
Other liabilities	(470)	3,228
Net cash (used in) provided by operating activities	(575,188)	179,699

Cash flows from financing activities:
Proceeds from sale of Shares	291,925	372,307
Net cash provided by financing activities	291,925	372,307

Net change in cash and cash equivalents	(283,263)	552,006
Cash and cash equivalents, beginning of period	2,489,338	2,366,377
Cash and cash equivalents, end of period	$2,206,075	$2,918,383

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement.  The Custodian is also the registrar and transfer agent for the Fund’s Shares.  In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services:  0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services:  0.0075% of average gross assets annually; and for administrative services:  0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. The Fund recognized $2,000 in the three months ended March 31, 2014 and $1,777 during the same period in 2014 for these services, which was recorded in custodian fees and expenses on the statements of operations; $2,000 in 2015 and $1,777 in 2014 of this expense was waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Fund recognized $673 in the three months ended March 31, 2015 and $607 during the same period in 2014 for these services, which was recorded in distribution and marketing fees on the statements of operations; $470 in 2015 and $0 in 2014 of this expense was waived by the Sponsor.

In 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0.

Jefferies is a futures commission merchant and broker dealer registered with the CFTC and the SEC, and is a member of FINRA. Jefferies is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. For Sugar Futures Contracts Newedge, SG and Jefferies were paid $8.00 per round turn. For the service the Fund recognized $0 for the three months ended March 31, 2015 and 2014.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund did not recognize any expense for these services in the three months ended March 31, 2015 and during the same period in 2014. This expense is recorded in business permits and licenses fees on the statements of operations.

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

Effective with the period ended June 30, 2014, expenses for the current and comparative periods are presented both gross and net of any expenses waived by or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the year ended December 31, 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Form 10-K for 2013, have also been included in expenses and waived/reimbursed expenses in the period incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to, or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of March 31, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2015 and 2014.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $2,206,075 and $2,484,769 in money market funds at March 31, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended March 31, such expenses, which are primarily included as distribution and marketing fees, totaled $8,048 in 2015 and $5,874 in 2014, of these amounts, $5,980 in 2015 and $5,874 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended March 31, 2015, there were $16,416 and $36,935 during the same period in 2014; of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On March 31, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three months being reported.

For the three months ended March 31, 2015 and 2014, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The FASB issued ASU No, 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures.” The amendments in this update require changes to the accounting for repurchase-to-maturity transactions and enhances the required disclosures for repurchase agreements and other similar transactions. The amendments are effective for the first interim or annual period beginning after December 15, 2014. The adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014:

March 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2015
Cash equivalents	$2,206,075	$-	$-	$2,206,075

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2015
Sugar futures contracts	$722,366	$-	$-	$722,366

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$2,484,769	$-	$-	$2,484,769

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Sugar futures contracts	$503,955	$-	$-	$503,955

For the three months ended March 31, 2015 and 2014, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

 Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2015 and 2014, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, Jefferies for the three months ended March 31, 2015 and Newedge USA for the year ended December 31, 2014.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
Description	of Recognized Liabilities	Assets and Liabilities	Assets and Liabilities	Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$722,366	$-	$722,366	$-	$722,366	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
Description	of Recognized Liabilities	Assets and Liabilities	Assets and Liabilities	Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$503,955	$-	$503,955	$-	$503,955	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Three months ended March 31, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(333,547)	$(218,411)

Three months ended March 31, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(3,281)	$224,246

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $2.6 million for the three months ended March 31, 2015 and $2.8 million for the same period in 2014.

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2015	March 31, 2014
Net asset value at beginning of period	$11.83	$14.10
Income from investment operations:
Investment income	0.00	0.00
Net realized and unrealized (loss) gain on commodity futures contracts	(2.22)	1.21
Total expenses	(0.05)	(0.07)
Net (decrease) increase in net asset value	(2.27)	1.14
Net asset value at end of period	$9.56	$15.24
Total Return	(19.19)%	8.09%
Ratios to Average Net Assets (Annualized)
Total expenses	4.28%	7.75%
Total expenses, net	1.82%	2.04%
Net investment loss	(1.79)%	(2.00)%

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

Note 8 – Subsequent Events

Management has evaluated the three months ended March 31, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$20,563,246	$21,568,368
Interest receivable	1,353	1,707
Other assets	92,670	76,748
Equity in trading accounts:
Commodity futures contracts	98,775	729,626
Due from broker	1,858,218	-
Total equity in trading accounts	1,956,993	729,626
Total assets	$22,614,262	$22,376,449

Liabilities
Management fee payable to Sponsor	18,000	22,583
Other liabilities	18,049	16,479
Equity in trading accounts:
Commodity futures contracts	1,571,425	13,125
Due to broker	-	60,805
Total equity in trading accounts	1,571,425	73,930
Total liabilities	1,607,474	112,992

Net assets	$21,006,788	$22,263,457

Shares outstanding	1,925,004	1,750,004

Net asset value per share	$10.91	$12.72

Market value per share	$10.93	$12.74

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS
March 31, 2015

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $20,563,246)	$20,563,246	97.89%	20,563,246

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP15 (241 contracts)	$98,775	0.47%	$6,296,125

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL15 (286 contracts)	$793,675	3.78%	$7,350,200
CBOT wheat futures DEC15 (274 contracts)	777,750	3.70	7,360,325
Total commodity futures contracts	$1,571,425	7.48%	$14,710,525

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS
December 31, 2014

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management- Institutional (cost $21,568,368)	$21,568,368	96.88%	21,568,368

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(707,238)	$230,450
Net change in unrealized appreciation or depreciation on commodity futures contracts	(2,189,151)	1,486,688
Interest income	1,010	1,131
Total (loss) income	(2,895,379)	1,718,269

Expenses
Management fees	50,127	24,544
Professional fees	72,877	14,303
Distribution and marketing fees	31,709	36,000
Custodian fees and expenses	9,000	1,485
Business permits and licenses fees	676	4,500
General and administrative expenses	15,488	9,000
Brokerage commissions	2,337	1,800
Other expenses	4,499	2,645
Total expenses	186,713	94,277

Expenses waived by the Sponsor	(14,300)	-
Reimbursement of expenses previously waived	-	28,717

Total expenses, net	172,413	122,994

Net (loss) income	$(3,067,792)	$1,595,275

Net (loss) income per share	$(1.81)	$1.74
Net (loss) income per weighted average share	$(1.69)	$2.39
Weighted average shares outstanding	1,812,504	668,337

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Operations
Net (loss) income	$(3,067,792)	$1,595,275
Capital transactions
Issuance of Shares	4,173,685	7,938,239
Redemption of Shares	(2,362,562)	-
Total capital transactions	1,811,123	7,938,239
Net change in net assets	(1,256,669)	9,533,514

Net assets, beginning of period	$22,263,457	$7,048,087

Net assets, end of period	$21,006,788	$16,581,601

Net asset value per share at beginning of period	$12.72	$14.84

Net asset value per share at end of period	$10.91	$16.58

Creation of Shares	375,000	525,000
Redemption of Shares	200,000	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net (loss) income	$(3,067,792)	$1,595,275
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	2,189,151	(1,486,688)
Changes in operating assets and liabilities:
Due from broker	(1,858,218)	1,112,300
Interest receivable	354	(444)
Other assets	(15,922)	(13,762)
Due to broker	(60,805)	-
Management fee payable to Sponsor	(4,583)	5,891
Other liabilities	1,570	1,143
Net cash (used in) provided by operating activities	(2,816,245)	1,213,715

Cash flows from financing activities:
Proceeds from sale of Shares	4,173,685	7,938,239
Redemption of Shares	(2,362,562)	-
Net cash provided by financing activities	1,811,123	7,938,239

Net change in cash and cash equivalents	(1,005,122)	9,151,954
Cash and cash equivalents, beginning of period	21,568,368	6,451,639
Cash and cash equivalents, end of period	$20,563,246	$15,603,593

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement.  The Custodian is also the registrar and transfer agent for the Fund’s Shares.  In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services:  0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services:  0.0075% of average gross assets annually; and for administrative services:  0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. The Fund recognized $9,000 in the three months ended March 31, 2015 and $1,485 during the same period in 2014 for these services, which was recorded in custodian fees and expenses on the statements of operations and was paid for by the Fund.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Fund recognized $7,148 for the three months ended 2015 and $3,286 during the same period in 2014 for these services, which was recorded in distribution and marketing fees on the statements of operations and was paid for by the Fund.

In 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0.

Jefferies is a futures commission merchant and broker dealer registered with the CFTC and the SEC, and is a member of FINRA. Jefferies is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. For Wheat Futures Contracts Newedge, SG and Jefferies were paid $8.00 per round turn. The Fund recognized $2,337 in the three months ended 2015 and $1,800 during the same period in 2014 for these services, which was recorded in brokerage commissions on the statements of operations and was paid by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund did not recognize any expense for these services in the three months ended March 31, 2015 and during the same period in 2014. This expense is recorded in business permits and licenses fees on the statements of operations.

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

Effective with the period ended June 30, 2014, expenses for the current and comparative periods are presented both gross and net of any expenses waived by or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the year ended December 31, 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Form 10-K for 2013, have also been included in expenses and waived/reimbursed expenses in the period incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to, or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2015 and 2014.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $20,563,246 and $21,568,368 in money market funds at March 31, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended March 31, such expenses, which are primarily included as distribution and marketing fees, totaled $85,243 in 2015 and $37,858 in 2014 and were paid by the Fund. All asset-based fees and expenses for the Fund are calculated on the prior day’s net assets.

For the three months ended March 31, 2015, there were $14,300 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period. There were no expenses waived for the three months ended March 31, 2014.

For the year ended December 31, 2013, there were $69,416 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. For the three months ended March 31, 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $28,717 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On March 31, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three months being reported.

For the three months ended March 31, 2015 and 2014, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The FASB issued ASU No, 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures.” The amendments in this update require changes to the accounting for repurchase-to-maturity transactions and enhances the required disclosures for repurchase agreements and other similar transactions. The amendments are effective for the first interim or annual period beginning after December 15, 2014. The adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014:

March 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2015
Cash equivalents	$20,563,246	$-	$-	$20,563,246
Wheat futures contracts	98,775	-	-	98,775
Total	$20,662,021	$-	$-	$20,662,021

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2015
Wheat futures contracts	$1,571,425	$-	$-	$1,571,425

December 31, 2014
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$21,568,368	$-	$-	$21,568,368
Wheat futures contracts	729,626	-	-	729,626
Total	$22,297,994	$-	$-	$22,297,994

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Wheat futures contracts	$13,125	$-	$-	$13,125

For the three months ended March 31, 2015 and 2014, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2015 and 2014, the Fund invested only in commodity futures contracts. Cleared Wheat Swaps have standardized terms similar to, and are priced by reference to, the corresponding Benchmark Component Futures Contract. Additionally, Other Wheat Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Wheat Interests, can generally be structured as the parties to the Wheat Interest contract desire. Therefore, the Fund might enter into multiple Cleared Swaps and/or over-the-counter Interests intended to exactly replicate the performance of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will not necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, Jefferies for the three months ended March 31, 2015 and Newedge USA for the year ended December 31, 2014.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Assets	Liabilities	Liabilities	Offset	to Broker	Net Amount
Commodity price
Wheat futures contracts	$98,775	$-	$98,775	$98,775	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Wheat futures contracts	$1,571,425	$-	$1,571,425	$98,775	$1,472,650	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Wheat futures contracts	$13,125	$-	$13,125	$13,125	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Three months ended March 31, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(707,238)	$(2,189,151)

Three months ended March 31, 2014

		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Commodity futures contracts	$230,450	$1,486,688

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $19.9 million for the three months ended March 31, 2015 and $11.5 million for the same period in 2014.

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2015	March 31, 2014
Net asset value at beginning of period	$12.72	$14.84
Income from investment operations:
Investment income	0.00	0.00
Net realized and unrealized (loss) gain on commodity futures contracts	(1.71)	1.92
Total expenses, net	(0.10)	(0.18)
Net (decrease) increase in net asset value	(1.81)	1.74
Net asset value at end of period	$10.91	$16.58
Total Return	(14.23)%	11.73%
Ratios to Average Net Assets (Annualized)
Total expenses	3.72%	3.80%
Total expenses, net	3.44%	4.95%
Net investment loss	(3.42)%	(4.91)%

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

Note 8 – Subsequent Events

Management has evaluated the three months ended March 31, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than noted below:

From April 1, 2015 through May 11, 2015, the following change of 20% or greater occurred in Shares Outstanding for the Fund: the shares for the Fund increased from 1,925,004 to 2,375,004.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2015	December 31, 2014
Assets	(Unaudited)
Cash and cash equivalents	$1,364	$1,647
Other assets	8,125	10,000
Equity in trading accounts:
Investments in securities, at fair value (cost $2,320,922 and $2,392,877 as of March 31, 2015 and December 31, 2014, respectively)	1,457,115	1,641,102
Total assets	$1,466,604	$1,652,749

Net assets	$1,466,604	$1,652,749

Shares outstanding	50,002	50,002

Net asset value per share	$29.33	$33.05

Market value per share	$29.34	$33.05

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

March 31, 2015
   (Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$373,368	25.46%	15,083
Teucrium Soybean Fund	380,187	25.92	19,381
Teucrium Sugar Fund	341,407	23.28	35,724
Teucrium Wheat Fund	362,153	24.69	33,187
Total exchange-traded funds (cost $2,320,922)	$1,457,115	99.35%

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $1,364)	$1,364	0.09%	1,364

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended March 31, 2014
	March 31, 2015
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(72,186)	$(53,161)
Net change in unrealized appreciation or depreciation on securities	(112,032)	246,760
Interest loss	(2)	(2)
Total (loss) income	(184,220)	193,597

Expenses
Professional fees	2,667	2,154
Distribution and marketing fees	5,861	4,730
Custodian fees and expenses	600	583
Business permits and licenses fees	10,500	19,000
General and administrative expenses	2,814	463
Other expenses	173	217
Total expenses	22,615	27,147

Expenses waived by the Sponsor	(20,690)	(24,769)
Reimbursement of expenses previously waived	-	-

Total expenses, net	1,925	2,378

Net (loss) income	$(186,145)	$191,219

Net (loss) income per share	$(3.72)	$3.82
Net (loss) income per weighted average share	$(3.72)	$3.82
Weighted average shares outstanding	50,002	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Operations
Net (loss) income	$(186,145)	$191,219
Net change in net assets	(186,145)	191,219

Net assets, beginning of period	$1,652,749	$1,896,442

Net assets, end of period	$1,466,604	$2,087,661

Net asset value per share at beginning of period	$33.05	$37.93

Net asset value per share at end of period	$29.33	$41.75

Creation of Shares	-	-
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net (loss) income	$(186,145)	$191,219
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on securities	112,032	(246,760)
Changes in operating assets and liabilities:
Net (purchases) and sale of investments in securities	71,955	52,566
Other assets	1,875	2,120
Other liabilities	-	238
Net cash used in operating activities	(283)	(617)

Net change in cash and cash equivalents	(283)	(617)
Cash and cash equivalents, beginning of period	1,647	2,880
Cash and cash equivalents, end of period	$1,364	$2,263

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015
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

On April 22, 2011, a registration statement was filed with the Securities and Exchange Commission (“SEC”). On February 10, 2012, the Fund’s initial registration of 5,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On March 28, 2012, the Fund listed its shares on the NYSE Arca under the ticker symbol “TAGS.” On the business day prior to that, the Fund issued 300,000 shares in exchange for $15,000,000 at the Fund’s initial NAV of $50 per share. The Fund also commenced investment operations on March 28, 2012 by purchasing shares of the Underlying Funds. On December 31, 2011, the Fund had two shares outstanding, which were owned by the Sponsor. On April 30, 2015, a subsequent registration statement for TAGS was declared effective by the SEC.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement.  The Custodian is also the registrar and transfer agent for the Fund’s Shares.  The Custodian also acts as a broker for some, but not all, of the equity transactions related to the purchase and sale of the Underlying Funds for TAGS. In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services:  0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services:  0.0075% of average gross assets annually; and for administrative services:  0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. The Fund recognized $600 in the three months ended March 31, 2015 and $583 in the same period in 2014 for these services, which was recorded in custodian fees and expenses on the statements of operations; this expense was waived by the Sponsor in both periods presented. The Bank of New York Mellon also serves as the primary clearing broker for the Fund in activity related to shares of the Underlying Funds. For this service the Fund recognized $0 in 2015 and 2014.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Fund recognized $355 in the three months ended March 31, 2014 and $429 in the same period in 2014 for these services, which was recorded in distribution and marketing fees on the statements of operations; this expense was waived by the Sponsor in both periods presented.

In 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0.

Jefferies is a futures commission merchant and broker dealer registered with the CFTC and the SEC, and is a member of FINRA. Jefferies is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. For the service the Fund recognized $0 for the three months ended March 31, 2015 and 2014.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund did not recognize any expense for these services in the three months ended March 31, 2015 and during the same period in 2014. This expense is recorded in business permits and licenses fees on the statements of operations.

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

Correction of immaterial error in previously issued financial statements

Effective with the period ended June 30, 2014, expenses for the current and comparative periods are presented both gross and net of any expenses waived by or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the year ended December 31, 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Form 10-K for 2013, have also been included in expenses and waived/reimbursed expenses in the period incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2014 are then presented as a reimbursement of expenses previously waived. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to, or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2015 and 2014.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $1,364 and $1,647 in money market funds at March 31, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the period ended March 31, such expenses, which are primarily included as distribution and marketing fees, totaled $3,618 in 2015 and $4,262 in 2014; of these amounts, $3,618 in 2015 and $4,626 in 2014 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the three months ended March 31, 2015, there were $20,690 and $24,769 during the same period in 2014; of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

New Accounting Pronouncements

The FASB issued ASU No, 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures.” The amendments in this update require changes to the accounting for repurchase-to-maturity transactions and enhances the required disclosures for repurchase agreements and other similar transactions. The amendments are effective for the first interim or annual period beginning after December 15, 2014. The adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014:

March 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2015
Exchange-traded funds	$1,457,115	$-	$-	$1,457,115
Cash equivalents	1,364	-	-	1,364
Total	$1,458,479	$-	$-	$1,458,479

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Exchange-traded funds	$1,641,102	$-	$-	$1,641,102
Cash equivalents	1,647	-	-	1,647
Total	$1,642,749	$-	$-	$1,642,749

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2015	March 31, 2014
Net asset value at beginning of period	$33.05	$37.93
Income from investment operations:
Investment income	0.00	0.00
Net realized and unrealized (loss) gain on commodity futures contracts	(3.68)	3.87
Total expenses	(0.04)	(0.05)
Net (decrease) increase in net asset value	(3.72)	3.82
Net asset value at end of period	$29.33	$41.75
Total Return	(11.26)%	10.07%
Ratios to Average Net Assets (Annualized)
Total expenses	5.88%	5.70%
Total expenses, net	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%

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

Note 7 – Subsequent Events

Management has evaluated the three months ended March 31, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

On February 10, 2012, the Form S-1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012. On April 30, 2015, a subsequent registration statement for TAGS was declared effective by the SEC.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2015, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,441 contracts, JUL15)	$27,685,213	35%
CBOT Corn Futures (1,213 contracts, SEP15)	23,774,800	30
CBOT Corn Futures (1,386 contracts, DEC15)	27,771,975	35

Total at March 31, 2015	$79,231,988	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (45 contracts, JUL15)	$2,199,938	35%
CBOT Soybean Futures (40 contracts, NOV15)	1,910,500	30
CBOT Soybean Futures (47 contracts, NOV16)	2,248,950	35

Total at March 31, 2015	$6,359,388	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (62 contracts, JUL15)	$837,446	35%
ICE Sugar Futures (50 contracts, OCT15)	710,080	30
ICE Sugar Futures (54 contracts, MAR16)	841,277	35

Total at March 31, 2015	$2,388,803	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (286 contracts, JUL15)	$7,350,200	35%
CBOT Wheat Futures (241 contracts, SEP15)	6,296,125	30
CBOT Wheat Futures (274 contracts, DEC15)	7,360,325	35

Total at March 31, 2015	$21,006,650	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (15,083 shares)	$373,368	26%
Shares of Teucrium Soybean Fund (19,381 shares)	380,187	26
Shares of Teucrium Wheat Fund (33,187 shares)	362,153	25
Shares of Teucrium Sugar Fund (35,724 shares)	341,407	23

Total at March 31, 2015	$1,457,115	100%

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

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com; for CANE is www.teucriumcanefund.com; for SOYB is www.teucriumsoybfund.com; for WEAT is www.teucriumweatfund.com; for TAGS is www.teucriumtagsfund.com. These sites are accessible at no charge. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract, Cleared Swap, Other Interest and the amount of cash and cash equivalents held in the Fund’s portfolio. Cleared Swaps (for example, like Corn Futures Contracts, Cleared Corn Swaps are standardized as to certain material economic terms, including that each such swap be for a quantity of 5,000 bushels, which permits less flexibility in their structuring than with over-the-counter Corn Interests. The two parties to a Cleared Corn Swap agree on the specific fixed price component and the calendar month of expiration, and agree to submit the Cleared Corn Swap to the clearing organization. The clearing organization assumes the credit risk relating to the transaction, which effectively eliminates the creditworthiness of the counterparty as a risk. Unlike Corn Futures Contracts, Cleared Corn Swaps call for settlement in cash, and do not permit settlement by delivery or receipt of physical corn). The specific types of Other Interests (in addition to futures contracts, options on futures contracts and cleared swaps, derivative contracts) that are tied to various commodities are entered into outside of public exchanges. These “over-the-counter” contracts are entered into between two parties in private contracts. For example, unlike Futures Contracts and Cleared Corn Swaps, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party, (i.e., the risk that the other party will not be able to perform its obligations under its contract), and characteristics of such Other Interests.

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause the Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts, Cleared Swaps and/or Other Interests. For example, certain Cleared Corn Swaps have standardized terms similar to, and are priced by reference to, a corresponding Benchmark Component Futures Contract. Additionally, Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire. Therefore, each Fund might enter into multiple Cleared Swaps, as available, and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract. Each Fund might also enter into or hold Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy. In addition, each Fund might enter into or hold Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons. By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of the Fund.

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

Performance Summary

This report covers the period from January 1, 2015 to March 31 2015, for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$26.62
Income from investment operations:
Investment income	0.00
Net realized and unrealized loss on commodity futures contracts	(1.65)
Total expenses	(0.22)
Net decrease in net asset value	(1.87)
Net asset value end of period	$24.75
Total Return	(7.02)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.44%
Total expenses, net	3.44%
Net investment loss	(3.41)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$20.79
Income from investment operations:
Investment income	0.00
Net realized and unrealized loss on commodity futures contracts	(1.07)
Total expenses	(0.10)
Net decrease in net asset value	(1.17)
Net asset value at end of period	$19.62
Total Return	(5.63)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.37%
Total expenses, net	2.06%
Net investment loss	(2.04)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$11.83
Income from investment operations:
Investment income	0.00
Net realized and unrealized loss on commodity futures contracts	(2.22)
Total expenses	(0.05)
Net decrease in net asset value	(2.27)
Net asset value at end of period	$9.56
Total Return	(19.19)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.28%
Total expenses, net	1.82%
Net investment loss	(1.79)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$12.72
Income from investment operations:
Investment income	0.00
Net realized and unrealized loss on commodity futures contracts	(1.71)
Total expenses	(0.10)
Net decrease in net asset value	(1.81)
Net asset value at end of period	$10.91
Total Return	(14.23)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.72%
Total expenses, net	3.44%
Net investment loss	(3.42)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$33.05
Income from investment operations:
Investment income	0.00
Net realized and unrealized loss on investment transactions	(3.68)
Total expenses	(0.04)
Net decrease in net asset value	(3.72)
Net asset value at end of period	$29.33
Total Return	(11.26)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.88%
Total expenses, net	0.50%
Net investment loss	(0.50)%

The performance of each Fund for the period January 1, 2015 to March 31, 2015 and the exchange-traded Shares are detailed below in “Results of Operations.” Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS operated for the entirety of all periods.  The combined results of operations for the Trust include NAGS and CRUD for the three months ended March 31, 2014 as these funds did not liquidate until after December 21, 2014.

Total expenses for the current and comparative period are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the year ended December 31, 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2013 and 2014, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2014 are then presented as a reimbursement of expenses previously waived. Consistent treatment has been applied to expenses which have been waived by the Sponsor in the 2014. For all expenses waived in 2014, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations.  These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part I of this filing.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

The Teucrium Corn Fund

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

On March 31, 2015, the Fund had 3,200,004 shares outstanding and net assets of $79,213,767.  This is in comparison to 3,725,004 shares outstanding and net assets of $128,769,392 on March 31, 2014 and 4,075,004 shares outstanding with net assets of $108,459,507 on December 31, 2014.  Shares outstanding decreased by 525,000 and 14% for the period of 2015 when compared to 2014 and decreased by 875,000 shares and 22% compared to December 31, 2014.  This decrease was, in the opinion of management, due to market estimates of improved yields and planted acres for the 2014-15 crop year as opposed to historical averages, in addition to projected increased ending stocks in the United States.

Total net assets for the Fund were $79,213,767 on March 31, 2015, compared to $128,769,392 on March 31, 2014. The Net Asset Values (“NAV”) per share related to these balances were $24.75 and $34.57 respectively. This represents a decrease in total net assets for the period ending March 31, 2015 versus 2014 of 39% which was driven by a combination of a decrease in the number of shares outstanding and a change in the NAV per share which decreased by ($9.82) or 28%.  The closing prices per share for 2015 and 2014, as reported by the NYSE Arca, were $24.74, $34.66, respectively.  The change from March 31, 2015 over the prior year was a 29% decrease.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2015 and serves to illustrate the relative changes of these components.

The total loss for the period ended March 31, 2015 was ($5,644,150) resulting primarily from the realized gain on commodity futures contracts totaling $401,862, offset by a net change in unrealized depreciation of commodity futures contracts of ($6,052,825). Total income was 12,378,960 in the period ended March 31, 2014. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2015 were $773,054; total expenses for the same period in 2014 were $720,802. This represents a $52,252 or 7% increase for 2015 over 2014.   The increase was driven by a $28,893 or 15% increase in the management fee paid to the Sponsor as a result of higher average net assets, $179,060 or 197% increase in professional fees due to the timing of payments related to auditing, legal and tax preparation fees, and an $11,100 or 91% increase in brokerage commissions due to an increase in contracts rolled due to higher assets under management.  These increases were offset primarily by a ($114,445) or 41% decrease in distribution and marketing fees and a ($37,250) or 49% decrease in general and administrative expenses.  The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.44% in 2015 and 3.62% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarter ended March 31, 2015, the Sponsor waived $0 fees; for the same period in 2014, the Sponsor waived $0 fees.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2015 and 2014 were $773,054 and $883,662 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.44% in the period for 2015 and 4.44% in 2014.

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

For the year ended December 31, 2013, there were $426,248 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2014.  At that time, the Sponsor had determined that recovery of the expense amounts was not probable.  In the quarter ended March 31, 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $162,860 in the quarter from the Fund.  This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On March 31, 2015, the Fund had 325,004 shares outstanding and net assets of $6,375,443.  This is in comparison to 175,004 shares outstanding and net assets of $4,317,810 on March 31, 2014 and 575,004 shares outstanding with net assets of $11,956,149 on December 31, 2014.  Shares outstanding increased by 150,000 and 86% for the period of 2015 when compared to 2014 and decreased by 250,000 shares and 44% compared to December 31, 2014.  This year over year increase was, in the opinion of management, due to increased interest in the commodity due to decreased prices.  The decrease from December 31, 2014 levels was a result, in the opinion of management, of anticipated increases in U.S. and global production.

Total net assets for the Fund were $6,375,443 on March 31, 2015, compared to $4,317,810 on March 31, 2014. The Net Asset Values (“NAV”) per share related to these balances were $19.62 and $24.67 respectively. This represents an increase in total net assets for the period ending March 31, 2015 versus 2014 of 48% which was driven by an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by ($5.05) or 21%.  The closing prices per share for 2015 and 2014, as reported by the NYSE Arca, were $19.63, $24.58, respectively.  The change from March 31, 2015 over the prior year was a 20% decrease.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2015 and serves to illustrate the relative changes of these components.

The total loss for the period ended March 31, 2015 was ($526,088) resulting primarily from the realized loss on commodity futures contracts totaling ($583,375), offset partially by a net change in unrealized appreciation of commodity futures contracts of $56,938. Total income was $351,840 in the period ended March 31, 2014. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2015 were $92,839; total expenses for the same period in 2014 were $48,722. This represents a $44,117 or 91% increase for 2015 over 2014.   The increase was driven principally by an $11,640 or 119% increase in the management fee paid to the Sponsor as a result of higher average net assets and a $34,734 or 702% increase in distribution and marketing fees due to an increased allocation of these expenses relative to the other funds due to increased activity. All other expense categories were relatively flat year over year. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.37% in 2015 and 4.96% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarter ended March 31, 2015, the Sponsor waived $49,150 fees; for the same period in 2014, the Sponsor waived $0 fees.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2015 and 2014 were $43,689 and $68,812 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 2.06% in the period for 2015 and 7.00% in 2014.

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

For the year ended December 31, 2013, there were $68,857 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014.  At that time, the Sponsor had determined that recovery of the expense amounts was not probable.  In the quarter ended March 31, 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $20,090 from the Fund.  This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On March 31, 2015, the Fund had 250,004 shares outstanding and net assets of $2,389,260.  This is in comparison to 200,004 shares outstanding and net assets of $3,048,774 on March 31, 2014 and 225,004 shares outstanding with net assets of $2,661,212 on December 31, 2014.  Shares outstanding increased by 50,000 and 25% for the period of 2015 when compared to 2014 and by 25,000 shares and 11% compared to December 31, 2014.  This increase in shares outstanding was, in the opinion of management, due to increased interest and investment activity as the price of the underlying commodity fell.

Total net assets for the Fund were $2,389,260 on March 31, 2015, compared to $3,048,774 on March 31, 2014. The Net Asset Values (“NAV”) per share related to these balances were $9.56 and $15.24 respectively. This represents a decrease in total net assets for the period ending March 31, 2015 versus 2014 of 22% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by ($5.68) or 37%.  The closing prices per share for 2015 and 2014, as reported by the NYSE Arca, were $9.60, $15.22, respectively.  The change from March 31, 2015 over the prior year was a 37% decrease.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2015 and serves to illustrate the relative changes of these components.

The total loss for the period ended March 31, 2015 was ($551,776) resulting primarily from the realized loss on commodity futures contracts totaling ($333,547), offset partially by a net change in unrealized depreciation of commodity futures contracts of ($218,411). Total income was $221,222 in the period ended March 31, 2014. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2015 were $28,517; total expenses for the same period in 2014 were $50,093. This represents a $21,576 or 56% decrease for 2015 over 2014.   The decrease was driven principally by a $9,372 or 56% decrease in distribution and marketing fees, a result of decreased allocation to the Fund, and a $13,000 or 100% decrease in business permits and license fees due to the timing of payments.  The total expense ratio gross of expenses waived by the Sponsor for these years was 4.28% in 2015 and 7.75% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarter ended March 31, 2015, the Sponsor waived $16,416 fees; for the same period in 2014, the Sponsor waived $36,935 fees.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2015 and 2014 were $12,101 and $13,158 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 1.82% in the period for 2015 and 2.04% in 2014.

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

On March 31, 2015, the Fund had 1,925,004 shares outstanding and net assets of $21,006,788.  This is in comparison to 1,000,004 shares outstanding and net assets of $16,581,601 on March 31, 2014 and 1,750,004 shares outstanding with net assets of $22,263,457 on December 31, 2014.  Shares outstanding increased by 925,000 and 93% for the period of 2015 when compared to 2014 and 175,000 shares and 10% compared to December 31, 2014.  This increase in shares outstanding was, in the opinion of management, due to increased interest and investment activity as the price of the underlying commodity fell.

Total net assets for the Fund were $21,006,788 on March 31, 2015, compared to $16,581,601 on March 31, 2014. The Net Asset Values (“NAV”) per share related to these balances were $10.91 and $16.58 respectively. This represents an increase in total net assets for the period ending March 31, 2015 versus 2014 of 27% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by ($5.67) or 34%.  The closing prices per share for 2015 and 2014, as reported by the NYSE Arca, were $10.93, $16.53, respectively.  The change from March 31, 2015 over the prior year was a 34% decrease.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2015 and serves to illustrate the relative changes of these components.

The total loss for the period ended March 31, 2015 was ($2,895,379) resulting primarily from the realized loss on commodity futures contracts totaling ($707,238) and a net change in unrealized depreciation of commodity futures contracts of ($2,189,151). Total income was $1,718,269 in the period ended March 31, 2014. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2015 were $186,713; total expenses for the same period in 2014 were $94,277. This represents a $92,436 or 98% increase for 2015 over 2014 and was driven by an increase was driven by principally by a $25,583 or 104% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $58,574 or 410% increase in professional fees related to auditing, legal and tax preparation fees and a $6,488 or 72% increase in general and administrative expenses. The increases in the latter two categories were due to increased allocations due to higher average net asset balance relative to the other Funds.  Custodian fees and expenses also increased by $7,515 or 506% due to higher average net assets. All other categories were relatively flat compared to the same quarter last year. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.72% in 2015 and 3.80% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarter ended March 31, 2015, the Sponsor waived $14,300 fees; for the same period in 2014, the Sponsor waived $0 fees.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2015 and 2014 were $172,413 and $122,994 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.44% in the period for 2015 and 4.95% in 2014.

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

For the year ended December 31, 2013, there were $69,416 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014.  At that time, the Sponsor had determined that recovery of the expense amounts was not probable.  In the first quarter of 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $28,717 from the Fund.  This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

Teucrium Agricultural Fund

The Teucrium Agricultural Fund commenced operation on March 28, 2012. On April 22, 2011, an initial registration statement was filed with the Securities and Exchange Commission (“SEC”). On February 10, 2012, the Fund’s initial registration of 5,000,000 shares on Form S-1 was declared effective by the SEC. On March 28, 2012, the Fund listed its shares on the NYSE Arca under the ticker symbol “TAGS.” On the business day prior to that, the Fund issued 300,000 shares in exchange for $15,000,000 at the Fund’s initial NAV of $50 per share. The Fund also commenced investment operations on March 28, 2012 by purchasing shares of the Underlying Funds. On December 31, 2011, the Fund had two shares outstanding, which were owned by the Sponsor.

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

On March 31, 2015, the Fund had 50,002 shares outstanding and net assets of $1,466,604.  This is in comparison to 50,002 shares outstanding and net assets of $2,087,661 on March 31, 2014 and 50,002 shares outstanding with net assets of $1,652,749 on December 31, 2014.  Shares outstanding remained constant for the period of 2015 when compared to 2014 compared to December 31, 2014.  Effective August 2, 2012, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares are created.

Total net assets for the Fund were $1,466,604 on March 31, 2015, compared to $2,087,661 on March 31, 2014. The Net Asset Values (“NAV”) per share related to these balances were $29.33 and $41.75 respectively. This represents a decrease in total net assets for the period ending March 31, 2015 versus 2014 of 30% which was driven by a decrease in the NAV per share which decreased by ($12.42) or 30%.  The closing prices per share for 2015 and 2014, as reported by the NYSE Arca, were $29.34 and $37.82, respectively.  The change from March 31, 2015 over the prior year was a 22% decrease.  The closing price per share on March 31, 2014 was 9% below the NAV per share, while the closing price per share was at parity with the NAV per share on March 31, 2015.

This change in the NAVs of the Underlying Funds has been driven principally by updates to the USDA’s outlook for corn, soybean and wheat prices, supply and demand. Summaries of the USDA’s most recent monthly report for corn, soybeans and wheat, which was released on April 9, 2015, are presented in the Market Outlook section of this filing.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2015 and serves to illustrate the relative changes of these components.

The total loss for the period ended March 31, 2015 was ($184,220) resulting primarily from the realized loss on securities totaling ($72,186) and a net change in unrealized depreciation on securities of ($112,032). Total income was $193,597 in the period ended March 31, 2014.  Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark.  Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2015 were $22,615; total expenses for the same period in 2014 were $27,147. This represents a ($4,532) or 17% decrease for 2015 over 2014.   The decrease was driven by a $1,131 or 24% increase in distribution and marketing fees and a $2,351 or 507% increase in general and administrative fees.  These were more than offset by an ($8,500) or 45% decrease in in business permits and licenses due to timing differences.  The total expense ratio gross of expenses waived by the Sponsor for these years was 5.88% in 2015 and 5.70% in 2014.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the quarter ended March 31, 2015, the Sponsor waived $20,690 of fees; for the same period in 2014, the Sponsor waived $24,769.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2015 and 2014 were $1,925 and $2,378 respectively. The total expense ratio net of expenses waived by the Sponsor periods was .50% in the period for 2015 and .50% in 2014.

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

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2014-15, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 37% of all the corn globally, about 12% will be exported.  For 2014-2015, global consumption of 974.3 Million Metric Tons (MMT) is expected to be surpassed by global production of 991.9 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine.  Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia.

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

On April 9, 2015, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2014-15. The USDA has projected the yield to be 171.0 bushels per acre for the U.S, a significant increase over prior years, with 90.6 million acres planted and 83.1 million harvested. The total domestic supply of corn for 2014-15 is projected to increase in the U.S. to 15,472 million bushels; usage for the crop year is projected to increase slightly to 13,645 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory will increase significantly from last year to 1,827 million bushels for 2014-15.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 48.9 days, up significantly from the 27.0 days for 2012-2013 and 33.4 for 2013-14.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China.  The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2014-2015, the United States will produce approximately 108.0 MMT of soybeans or approximately 34% of estimated world production, with Brazil production at 95 MMT. Argentina is projected to produce about 55 MMT or approximately 17%. For 2014-2015, consumption of 288.9 Million Metric Tons (MMT) is expected to be surpassed by global production of 315.5 MMT.  If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On April 9, 2015, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2014-15. For the United States for 2014-15, the USDA has projected the yield to be 47.8 bushels per acre for the U.S, an increase over prior years, with 83.7 million acres planted and 83.1 harvested. The total domestic supply of soybeans for 2014-15 is projected to increase in the U.S. to 4,091 million bushels; usage for that crop year is projected to increase to 3,721 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory will increase significantly to 370 million bushels in 2014-15, a level approximately four times that of 2013-14.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 36.3 days for 2014-15, compared to only 9.7 for 2013-14 and 16.6 for 2012-13.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the FSU-12, including the Ukraine, and India.  The United States Department of Agriculture (“USDA”) estimates that for 2014-2015, that the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 8% of the global production, with almost half of that being exported. For 2014-2015, consumption of 715.8 MMT is estimated to be surpassed by production of 726.5 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On April 9, 2015, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2014-15. For 2014-15, the USDA has projected the yield to fall to 43.7 bushels per acre for the U.S from the 47.1 estimated for 2013-14. The USDA estimates that the U.S. will have 56.8 million acres planted and 46.4 harvested. The total domestic supply of wheat for 2014-15 is estimated to decrease to 2,761 million bushels with total usage, including exports, forecast at 2,077 million bushels.  The USDA projects that the resulting “Ending Stocks” or inventory will increase from the 590 million bushels in 2013-14 to 684 million bushels for 2014-15.  The USDA’s projected “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 120.2 days for 2014-15, up from the 88.6 days for 2013-14; for 2012-13, this metric was 108.6 days.

Calculating NAV

The NAV of each Fund is calculated by:

  Taking the current market value of its total assets, and
  Subtracting any liabilities.

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

As of February 6, 2015, Jefferies LLC serves as the FCM for the Funds as discussed in Part I of this filing.  On April 9, 2015, Jefferies Group, LLC announced that it had entered into a definitive agreement to have Societe Generale SA acquire the assets of its futures unit, including its FCM operations.  The Sponsor is currently evaluating alternative FCM arrangements in light of this announcement.

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

Management believes that as of March 31, 2015 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

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

As of May 1, 2014, the CME replaced the fixed price fluctuation limits with variable price limits for corn, soybeans and wheat. The change, which is now effective, is described in the CME Group Special Executive Report S-7038 and can be accessed at http://www.cmegroup.com/tools-information/lookups/advisories/ser/SER-7038.html.

Off Balance Sheet Financing

As of March 31, 2015, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2015 through March 31, 2015 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of March 31, 2015. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	March 31, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures JUL 15	1,441	3.8425	27685212.5	$ 24,916,691	$ 23,532,431	$ 22,148,170	$ 30,453,734	$ 31,837,994	$ 33,222,255
CBOT Corn Futures SEP15	1,213	3.9200	23774800	$ 21,397,320	$ 20,208,580	$ 19,019,840	$ 26,152,280	$ 27,341,020	$ 28,529,760
CBOT Corn Futures DEC15	1,386	4.0075	27771975	$ 24,994,778	$ 23,606,179	$ 22,217,580	$ 30,549,173	$ 31,937,771	$ 33,326,370
Total CBOT Corn Futures			$ 79,231,988	$ 71,308,789	$ 67,347,189	$ 63,385,590	$ 87,155,186	$ 91,116,786	$ 95,078,385

Shares outstanding			3,200,004	3,200,004	3,200,004	3,200,004	3,200,004	3,200,004	3,200,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$ 24.76	$ 22.28	$ 21.05	$ 19.81	$ 27.24	$ 28.47	$ 29.71
Total Net Asset Value per Share as reported			$ 24.75
Change in the Net Asset Value per Share				$ -2.48	$ -3.71	$ -4.95	$ 2.48	$ 3.71	$ 4.95

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	March 31, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JUL15	45	9.7775	$ 2,199,938	$ 1,979,944	$ 1,869,947	$ 1,759,950	$ 2,419,931	$ 2,529,928	$ 2,639,925
CBOT Soybean Futures NOV15	40	9.5525	$ 1,910,500	$ 1,719,450	$ 1,623,925	$ 1,528,400	$ 2,101,550	$ 2,197,075	$ 2,292,600
CBOT Soybean Futures NOV16	47	9.57	$ 2,248,950	$ 2,024,055	$ 1,911,608	$ 1,799,160	$ 2,473,845	$ 2,586,293	$ 2,698,740
Total CBOT Soybean Futures			$ 6,359,388	$ 5,723,449	$ 5,405,479	$ 5,087,510	$ 6,995,326	$ 7,313,296	$ 7,631,265

Shares outstanding			325,004	325,004	325,004	325,004	325,004	325,004	325,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$ 19.57	$ 17.61	$ 16.63	$ 15.65	$ 21.52	$ 22.50	$ 23.48
Total Net Asset Value per Share as reported			$ 19.62
Change in the Net Asset Value per Share				$ -1.96	$ -2.94	$ -3.91	$ 1.96	$ 2.94	$ 3.91

Percent Change in the Net Asset Value per Share				-9.97%	-14.96%	-19.95%	9.97%	14.96%	19.95%

CANE:

	March 31, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures JUL15	62	0.1206	$ 837,446	$ 753,702	$ 711,829	$ 669,957	$ 921,191	$ 963,063	$ 1,004,936
ICE #11 Sugar Futures OCT15	50	0.1268	$ 710,080	$ 639,072	$ 603,568	$ 568,064	$ 781,088	$ 816,592	$ 852,096
ICE #11 Sugar Futures MAR16	54	0.1391	$ 841,277	$ 757,149	$ 715,085	$ 673,021	$ 925,404	$ 967,468	$ 1,009,532
Total ICE #11 Sugar Futures			$ 2,388,803	$ 2,149,923	$ 2,030,483	$ 1,911,043	$ 2,627,684	$ 2,747,124	$ 2,866,564

Shares outstanding			250,004	250,004	250,004	250,004	250,004	250,004	250,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$ 9.56	$ 8.60	$ 8.12	$ 7.64	$ 10.51	$ 10.99	$ 11.47
Total Net Asset Value per Share as reported			$ 9.56
Change in the Net Asset Value per Share				$ -0.96	$ -1.43	$ -1.91	$ 0.96	$ 1.43	$ 1.91

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

WEAT:

	March 31, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures JUL15	286	5.14	$ 7,350,200	$ 6,615,180	$ 6,247,670	$ 5,880,160	$ 8,085,220	$ 8,452,730	$ 8,820,240
CBOT Wheat Futures SEP15	241	5.225	$ 6,296,125	$ 5,666,513	$ 5,351,706	$ 5,036,900	$ 6,925,738	$ 7,240,544	$ 7,555,350
CBOT Wheat Futures DEC15	274	5.3725	$ 7,360,325	$ 6,624,293	$ 6,256,276	$ 5,888,260	$ 8,096,358	$ 8,464,374	$ 8,832,390
Total CBOT Wheat Futures			$ 21,006,650	$ 18,905,985	$ 17,855,653	$ 16,805,320	$ 23,107,315	$ 24,157,648	$ 25,207,980

Shares outstanding			1,925,004	1,925,004	1,925,004	1,925,004	1,925,004	1,925,004	1,925,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$ 10.91	$ 9.82	$ 9.28	$ 8.73	$ 12.00	$ 12.55	$ 13.10
Total Net Asset Value per Share as reported			$ 10.91
Change in the Net Asset Value per Share				$ -1.09	$ -1.64	$ -2.18	$ 1.09	$ 1.64	$ 2.18

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	March 31, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2015	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	15,083	24.7542	$ 373,368	$ 336,031	$ 317,362	$ 298,694	$ 410,704	$ 429,373	$ 448,041
Teucrium Soybean Fund	19,381	19.6165	$ 380,187	$ 342,169	$ 323,159	$ 304,150	$ 418,206	$ 437,215	$ 456,225
Teucrium Sugar Fund	35,724	9.5568	$ 341,407	$ 307,266	$ 290,196	$ 273,126	$ 375,548	$ 392,618	$ 409,689
Teucrium Wheat Fund	33,187	10.9125	$ 362,153	$ 325,938	$ 307,830	$ 289,723	$ 398,368	$ 416,476	$ 434,584
Total value of shares of the Underlying Funds			$ 1,457,115	$ 1,311,404	$ 1,238,548	$ 1,165,692	$ 1,602,827	$ 1,675,683	$ 1,748,538

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$ 29.14	$ 26.23	$ 24.77	$ 23.31	$ 32.06	$ 33.51	$ 34.97
Total Net Asset Value per Share as reported			$ 29.33
Change in the Net Asset Value per Share				$ -2.91	$ -4.37	$ -5.83	$ 2.91	$ 4.37	$ 5.83

Percent Change in the Net Asset Value per Share				-9.94%	-14.90%	-19.87%	9.94%	14.90%	19.87%

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from less than 2% of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

For the three months ended March 31, 2015, the only counterparty risk to which the Funds were subject was that in association with EFRPs as described above.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 16, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)

On July 31, 2010, for all Funds listed below except the Teucrium Agricultural Fund for which the contribution was made on April 1, 2011, the Sponsor made the following capital contributions and received the following shares for that contribution prior to each Fund’s commencement of operations; such shares were sold in private offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended:

	1.	a $100 capital contribution to the Teucrium Soybean Fund, another series of the Trust, in exchange for four shares of such fund;
	2.	a $100 capital contribution to the Teucrium Sugar Fund, another series of the Trust, in exchange for four shares of such fund; and
	3.	a $100 capital contribution to the Teucrium Wheat Fund, another series of the Trust, in exchange for four shares of such fund.
	4.	a $100 capital contribution to the Teucrium Agricultural Fund, another series of the Trust, in exchange for two shares of such fund.

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013. From June 9, 2010 (the commencement of operations) through March 31, 2015, 11,125,000 Shares of the Fund were sold at an aggregate offering price of $390,331,583. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through March 31, 2015 in an amount equal to $575,235, resulting in net offering proceeds of $389,765,348. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through March 31, 2015, 1,350,000 Shares of the Fund were sold at an aggregate offering price of $31,955,612  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2015 in an amount equal to $38,476, resulting in net offering proceeds of $31,917,136.  The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through March 31, 2015, 500,000 Shares of the Fund were sold at an aggregate offering price of $9,968,416  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2015 in an amount equal to $12,806, resulting in net offering proceeds of $9,995,610   The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through March 31, 2015, 3,725,000 Shares of the Fund were sold at an aggregate offering price of $54,830,083  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2015 in an amount equal to $54,394, resulting in net offering proceeds of $54,775,689   The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. From March 28, 2012 (the commencement of the offering) through March 31, 2015, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2015 in an amount equal to $5,617, resulting in net offering proceeds of $17,700,961 The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for the three months ended March 31, 2015:

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2015	475,000	$26.57	N/A	N/A
February 1 to February 28, 2015	150,000	$25.85	N/A	N/A
March 1 to March 31, 2015	250,000	$25.32	N/A	N/A
Total	875,000	$26.09

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2015	100,000	$20.29	N/A	N/A
February 1 to February 28, 2015	125,000	$19.93	N/A	N/A
March 1 to March 31, 2015	25,000	$19.62	N/A	N/A
Total	250,000	$20.04

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2015	150,000	$11.94	N/A	N/A
February 1 to February 28, 2015	-	$-	N/A	N/A
March 1 to March 31, 2015	50,000	$11.42	N/A	N/A
Total	200,000	$11.81

Issuer Purchases of TAGS Shares: Nothing to Report

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

Date: May 11, 2015

