Form 10-Q
period 2015-06-30
Teucrium Commodity Trust
filed 2015-08-10
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of August 7, 2015
Teucrium Corn Fund	3,325,004
Teucrium Sugar Fund	450.004
Teucrium Soybean Fund	400,004
Teucrium Wheat Fund	2,900,004
Teucrium Agricultural Fund	50,002

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$116,059,764	$142,423,637
Interest receivable	7,186	9,995
Other assets	872,520	592,812
Equity in trading accounts:
Commodity futures contracts	9,550,136	4,381,263
Due from broker	5,201,312	2,966,006
Total equity in trading accounts	14,751,448	7,347,269
Total assets	$131,690,918	$150,373,713

Liabilities
Management fee payable to Sponsor	91,091	131,827
Other liabilities	224,307	138,906
Payable for shares redeemed	-	1,996,185
Equity in trading accounts:
Commodity futures contracts	333,077	2,694,018
Due to broker	737,550	60,805
Total equity in trading accounts	1,070,627	2,754,823
Total liabilities	1,386,025	5,021,741

Net assets	$130,304,893	$145,351,972

The accompanying notes are an integral part of these combined financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

June 30, 2015
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $116,059,764)	$116,059,764	89.07%	116,059,764

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP15 (1,464 contracts)	$1,817,900	1.40%	$30,890,400
CBOT corn futures DEC15 (1,223 contracts)	1,283,475	0.98	26,386,225
CBOT corn futures DEC16 (1,368 contracts)	2,136,975	1.64	29,463,300

United States soybean futures contracts
CBOT soybean futures NOV15 (49 contracts)	99,463	0.08	2,541,262
CBOT soybean futures JAN16 (42 contracts)	200,150	0.15	2,188,725
CBOT soybean futures NOV16 (51 contracts)	17,925	0.01	2,470,950

United States sugar futures contracts
ICE sugar futures MAY16 (78 contracts)	25,334	0.02	1,207,315

United States wheat futures contracts
CBOT wheat futures SEP15 (369 contracts)	1,932,888	1.48	11,360,588
CBOT wheat futures DEC15 (312 contracts)	857,938	0.66	9,703,200
CBOT wheat futures DEC16 (352 contracts)	1,178,088	0.90	11,281,600
Total commodity futures contracts	$9,550,136	7.32%	$127,493,565

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR16 (92 contracts)	$270,211	0.21%	$1,417,831
ICE sugar futures MAR17 (86 contracts)	62,866	0.05	1,402,419
Total commodity futures contracts	$333,077	0.26%	$2,820,250

			Shares
Exchange-traded funds*
Teucrium Corn Fund	$390,332	0.30%	15,083
Teucrium Soybean Fund	380,760	0.29	18,481
Teucrium Sugar Fund	350,486	0.27	36,924
Teucrium Wheat Fund	412,533	0.32	33,787
Total exchange-traded funds (cost $2,277,400)	$1,534,111	1.18%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(6,953,911)	$3,350,029	$(8,176,211)	$5,100,834
Net change in unrealized appreciation or depreciation on commodity futures contracts	15,933,261	(18,863,675)	7,529,814	(5,666,167)
Interest income	33,932	10,474	42,284	22,821
Total income (loss)	9,013,282	(15,503,172)	(604,113)	(542,512)

Expenses
Management fees	277,530	315,635	580,913	561,950
Professional fees	235,703	200,591	612,546	353,435
Distribution and marketing fees	383,699	416,334	636,299	772,908
Custodian fees and expenses	245,359	37,874	291,815	78,005
Business permits and licenses fees	41,446	23,441	67,121	132,621
General and administrative expenses	74,451	68,572	136,202	160,478
Brokerage commissions	4,466	31,644	31,424	47,602
Other expenses	17,527	14,060	27,599	29,514
Total expenses	1,280,181	1,108,151	2,383,919	2,136,513

Expenses waived by the Sponsor	(211,211)	(95,517)	(311,767)	(227,334)
Reimbursement of expenses previously waived	-	159,527	-	371,194

Total expenses, net	1,068,970	1,172,161	2,072,152	2,280,373

Net income (loss)	$7,944,312	$(16,675,333)	$(2,676,265)	$(2,822,885)

The accompanying notes are an integral part of these combined financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Operations
Net loss	$(2,676,265)	$(2,822,885)
Capital transactions
Issuance of Shares	21,699,671	103,965,729
Redemption of Shares	(34,071,644)	(60,402,210)
Net change in the cost of the Underlying Funds	1,159	3,130
Total capital transactions	(12,370,814)	43,566,649

Net change in net assets	(15,047,079)	40,743,764

Net assets, beginning of period	145,351,972	64,866,910

Net assets, end of period	$130,304,893	$105,610,674

The accompanying notes are an integral part of these combined financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(2,676,265)	$(2,822,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(7,529,814)	5,666,167
Changes in operating assets and liabilities:
Due from broker	(2,235,306)	(3,228,972)
Capital shares receivable	-	(1,376,609)
Interest receivable	9,138	(1,644)
Other assets	(286,274)	(270,662)
Due to broker	676,745	466,788
Management fee payable to Sponsor	(40,736)	27,938
Other liabilities	85,638	15,813
Net cash used in operating activities	(11,996,874)	(1,524,066)

Cash flows from financing activities:
Proceeds from sale of Shares	21,699,671	103,965,729
Redemption of Shares	(36,067,829)	(60,402,210)
Net change in cost of the Underlying Funds	1,159	3,130
Net cash (used in) provided by financing activities	(14,366,999)	43,566,649

Net change in cash and cash equivalents	(26,363,873)	42,042,583
Cash and cash equivalents, beginning of period	142,423,637	58,707,245
Cash and cash equivalents, end of period	$116,059,764	$100,749,828

 The accompanying notes are an integral part of these combined financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

June 30, 2015
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

The accompanying unaudited combined financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Liquidation of Funds

On December 18, 2014 the Teucrium WTI Crude Oil Fund ("CRUD") and the Natural Gas Fund ("NAGS"), both series of the Trust ceased trading on the NYSE Arca and the Sponsor liquidated all commodity futures contracts held by these funds. All positions were sold through an exchange to unrelated parties.  On December 22, 2014 the Administrator and Custodian proceeded to distribute cash to all shareholders in an amount equal to each shareholder’s pro rata interest in the respective fund. On December 30, 2014, the Sponsor completed the liquidation of all of the assets of NAGS and CRUD. During the six months ended June 30, 2014, NAGS recognized $700,365 in redemptions and $0 in subscriptions and CRUD did not recognize any subscriptions or redemptions during the same period. There were zero assets and liabilities as of December 31, 2014. The Form 15 was filed with the SEC on January 9, 2015.

The following summarized financial information presents the results of operations for NAGS and other data for the three and six months ended June 30, 2014, which have been included in continuing operations for the 2014 periods presented.

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Total Income	$30,562	$266,089
Total Expenses	$27,381	$68,409
Total Expenses, net	$6,026	$13,212
Net Income	$24,536	$252,877

The following summarized financial information presents the results of operations for CRUD and other data for the three and six months ended June 30, 2014, which have been included in continuing operations for the 2014 periods presented.

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Total Income	$152,559	$207,403
Total Expenses	$33,450	$79,831
Total Expenses, net	$9,061	$19,083
Net Income	$143,498	$188,320

Note 3 – Principal Contracts and Agreements

In its capacity as the Custodian for the Funds, the Custodian, currently the Bank of New York Mellon, holds for each Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement.  The Custodian is also the registrar and transfer agent for each Fund’s Shares.  In addition, the Custodian also serves as Administrator for each Fund, performing certain administrative and accounting services and preparing certain Securities and Exchange Commission (“SEC”) and Commodities Futures Trading Commission (“CFTC”) reports on behalf of the Fund. The Custodian also acts as a broker for some, but not all, of the equity transactions related to the purchase and sale of the Underlying Funds for TAGS. For these services, the Custodian receives: for custody services:  0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services:  0.0075% of average gross assets annually; and for administrative services:  0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. For the three months ended June 30, such expenses, which are recorded in custodian fees and expenses on the combined statements of operations, the Funds recognized $245,359 in 2015 and $37,874 in 2014, respectively, of these expenses $182,400 in 2015 and $2,858 in 2014 were waived by the Sponsor. For the six months ended June 30, the Funds recognized $291,815 in 2015 and $78,005 in 2014, respectively, of these expenses $188,000 in 2015 and $8,387 in 2014 were waived by the Sponsor.

The Funds anticipate that, effective on a date prior to December 31, 2015 (the “Servicing Conversion Date”), U.S. Bank National Association (“U.S. Bank”), whose address is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212, will replace the Bank of New York Mellon as the Funds’ Custodian. Beginning on the Servicing Conversion Date, U.S. Bank will hold for each Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. In addition, effective on the Servicing Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, will serve as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds. Effective on the Servicing Conversion Date, USBFS will also become the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

The Sponsor and the Trust employ Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, such expenses, which are recorded in distribution and marketing fees on the combined statements of operations, the Funds recognized $36,658 in 2015 and $39,606 in 2014, respectively, of these expenses $314 in 2015 and $2,517 in 2014 were waived by the Sponsor. For the six months ended June 30, the Funds recognized $77,749 in 2015 and $79,324 in 2014, respectively, of these expenses $3,695 in 2015 and $4,410 in 2014 were waived by the Sponsor.

In 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0. Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015 all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies, SG and Newedge was paid $8.00 per round turn, and WTI Crude Oil and Natural Gas Futures Contracts Newedge was paid $6.00 per round turn. For the three months ended June 30, such expenses, which are recorded in brokerage commissions on the combined statements of operations, totaled $4,466 in 2015 and $31,644 in 2014 for these services and was paid by the Funds. For the six months ended June 30, the funds recognized $31,424 in 2015 and $47,602 in 2014 for these services and was paid by the Funds.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and six months ended June 30, the Funds did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the combined statements of operations.

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on a combined basis in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, CANE, SOYB, WEAT and TAGS. Refer to the accompanying separate financial statements for each Fund for more detailed information. For the periods represented by the financial statements herein the operations of the Trust contain the results of CORN, NAGS, CRUD, SOYB, CANE, WEAT, and TAGS except for eliminations for TAGS as explained below for the months during which each Fund was in operation. CRUD and NAGS were in operation for the three and six month periods presented in 2014, the results are presented in the Trust combined financial statements.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of the six months ended June 30, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in the results of operations. No interest expense or penalties have been recognized as of and for the six months ended June 30, 2015 and 2014.

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

CORN: 50,000 shares representing 2 baskets
SOYB: 50,000 shares representing 2 baskets
CANE: 50,000 shares representing 2 baskets
WEAT: 50,000 shares representing 2 baskets
TAGS: 50,000 shares representing 2 baskets (at minimum level as of June 30, 2015 and 2014)

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Each Fund is a series of the Trust, which has the balance of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Trust had a balance of $116,059,764 and $142,419,068 in money market funds at June 30, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the combined statements of assets and liabilities.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as financial reporting and related accounting, regulatory compliance and trading activities. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Funds pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity.

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing financial reporting and related accounting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the three months ended June 30, such expenses, which are primarily included as distribution and marketing fees, totaled $343,896 in 2015 and $393,899 in 2014; of these amounts, $7,626 and $25,538, respectively, were waived by the Sponsor. For the six months ended June 30, such expenses totaled $849,564 in 2015 and $773,156 in 2014; of these amounts, $41,771 and $42,875, respectively, were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the closing net asset value.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the three months ended June 30, 2015, there were $211,211 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor.  These were specifically: $65,022 for SOYB, $71,409 for CANE, $17,000 for WEAT and $57,780 for TAGS.  The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three months ended June 30, 2014, there were $95,517 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor.  These were specifically: $30,939 for CANE and $18,834 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2015 there were $311,767 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $114,172 for SOYB, $87,825 for CANE, $31,300 for WEAT, and $78,470 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2014 there were $227,334 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $55,196 for NAGS, $60,661 for CRUD, $67,874 for CANE, and $43,603 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 futures contracts held by CORN, SOYB, CANE and WEAT, the securities of the Underlying Funds held by TAGS, and any other securities held by any Fund, together referenced throughout this filing as "financial instruments." Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors including, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the financial instruments existed. Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for financial instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Trust’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Trust uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many financial instruments. This condition could cause a financial instrument to be reclassified to a lower level within the fair value hierarchy. For instance, when Corn Futures Contracts on the Chicago Board of Trade (“CBOT”) are not actively trading due to a “limit-up” or ‘limit-down” condition, meaning that the change in the Corn Futures Contracts has exceeded the limits established, the Trust and the Fund will revert to alternative verifiable sources of valuation of its assets. When such a situation exists on a quarter close, the Sponsor will calculate the NAV on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

On June 30, 2015 and 2014, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the three and six months being reported.

For the quarter ended June 30, 2015, Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2016 (the "DEC16 Wheat Contracts") did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 asset, The DEC16 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2015.

For the quarter ended June 30, 2014, Sugar Futures Contracts traded on ICE due to settle on February 29, 2016 (the "MAR16 Sugar Contracts") did not, in the opinion of the Trust and CANE, trade in an actively traded futures market as defined in the policy of the Trust and CANE for the entire period during which they were held. Accordingly, the Trust and CANE classified these as a Level 2 asset. The MAR16 Sugar Contracts were, in the opinion of the Trust and CANE, fairly valued at settlement on June 30, 2014.

For the quarter ended June 30, 2014, Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2015 (the "DEC15 Wheat Contracts") did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 liability, The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2014.

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

Investments in the securities of the Underlying Funds are freely traded and listed on the NYSE Arca. These investments are valued at the NAV of the Underlying Fund as of the valuation date as calculated by the administrator based on the exchange-quoted prices of the commodity futures contracts held by the Underlying Fund. The net asset value per share of each of the Underlying Funds approximates the market price for the period ended June 30, 2015 and December 31, 2014.

Expenses

Expenses are recorded using the accrual method of accounting.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, to amend the existing guidance in FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (formerly FASB Statement 157, Fair Value Measurements). The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments will be applied retrospectively to all periods presented. The company is currently evaluating the impact on the financial statements and disclosures of the Trust and the Funds.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the an entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds, even with the liquidation of CRUD and NAGS in December 2014.

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

Note 5 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

June 30, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2015
Cash equivalents	$116,059,764	$-	$-	$116,059,764
Commodity futures contracts
Corn future contracts	5,238,350	-	-	5,238,350
Soybean future contracts	317,538	-	-	317,538
Sugar future contracts	25,334	-	-	25,334
Wheat future contracts	2,790,826	1,178,088	-	3,968,914
Total	$124,431,812	$1,178,088	$-	$125,609,900

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2015
Commodity futures contracts
Sugar future contracts	$333,077	$-	$-	$333,077

December 31, 2014
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$142,423,637	$-	$-	$142,423,637
Commodity future contracts
Corn future contracts	3,651,637	-	-	3,651,637
Wheat future contracts	729,626	-	-	729,626
Total	$146,804,900	$-	$-	$146,804,900

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Commodity futures contracts
Corn future contracts	$1,899,925	$-	$-	$1,899,925
Soybean future contracts	277,013	-	-	277,013
Sugar future contracts	503,955	-	-	503,955
Wheat future contracts	13,125	-	-	13,125
Total	$2,694,018	$-	$-	$2,694,018

Transfers into and out of each level of the fair value hierarchy for the DEC16 Wheat Contracts for the six months ended June 30, 2015 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Wheat future contracts	$-	$1,178,088	$1,178,088	$-	$-	$-

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

Note 6 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the six months ended June 30, 2015 and 2014, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man, Jefferies and SG as of June 30, 2015 and Newedge USA as of December 31, 2014.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Corn futures contracts	$5,238,350	$-	$5,238,350	$-	$-	$5,238,350
Soybean futures contracts	317,538	-	317,538	-	-	317,538
Sugar futures contracts	25,334	-	25,334	25,334	-	-
Wheat futures contracts	3,968,914	-	3,968,914	-	737,550	3,231,364

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Sugar futures contracts	$333,077	$-	$333,077	$25,334	$307,743	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Corn futures contracts	$3,651,637	$-	$3,651,637	$1,899,925	$-	$1,751,712
Wheat futures contracts	729,626	-	729,626	13,125	60,805	655,696

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$1,899,925	$-	$1,899,925	$1,899,925	$-	$-
Soybean futures contracts	277,013	-	277,013	-	277,013	-
Sugar futures contracts	503,955	-	503,955	-	503,955	-
Wheat futures contracts	13,125	-	13,125	13,125	-	-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended June 30, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Corn futures contracts	$(4,730,787)	$9,539,463
Soybean futures contracts	(151,338)	537,613
Sugar futures contracts	(505,713)	414,623
Wheat futures contracts	(1,566,074)	5,441,563
Total commodity futures contracts	$(6,953,911)	$15,933,261

Three months ended June 30, 2014

		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Corn futures contracts	$2,609,112	$(15,931,100)
Natural gas futures contracts	68,960	(38,490)
WTI crude oil futures contracts	93,280	59,110
Soybean futures contracts	216,475	(310,688)
Sugar futures contracts	6,664	(35,582)
Wheat futures contracts	355,538	(2,606,925)
Total commodity futures contracts	$3,350,029	$(18,863,675)

Six months ended June 30, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Corn futures contracts	$(4,328,925)	$3,486,638
Soybean futures contracts	(734,713)	594,551
Sugar futures contracts	(839,260)	196,212
Wheat futures contracts	(2,273,313)	3,252,413
Total commodity futures contracts	$(8,176,211)	$7,529,814

Six months ended June 30, 2014

		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Corn futures contracts	$3,892,458	$(4,845,687)
Natural gas futures contracts	283,150	(17,330)
WTI crude oil futures contracts	93,280	113,760
Soybean futures contracts	242,575	14,663
Sugar futures contracts	3,383	188,664
Wheat futures contracts	585,988	(1,120,237)
Total commodity futures contracts	$5,100,834	$(5,666,167)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $121.3 million and $118.8 million for the three and six months ended June 30, 2015 and $116.9 million and $115.6 million for the same periods in 2014.

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

Note 8 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

June 30, 2015

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,350,004	$86,694,490
Teucrium Soybean Fund	350,004	7,211,073
Teucrium Sugar Fund	425,004	4,034,221
Teucrium Wheat Fund	2,650,004	32,356,027
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,543,193
Less: Investment in the Underlying Funds		(1,534,111)
Net for the Fund in the combined net assets of the Trust		9,082
Total		$130,304,893

December 31, 2014

	Outstanding Shares	Net Assets
Teucrium Corn Fund	4,075,004	$108,459,507
Teucrium Soybean Fund	575,004	11,956,149
Teucrium Sugar Fund	225,004	2,661,212
Teucrium Wheat Fund	1,750,004	22,263,457
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,652,749
Less: Investment in the Underlying Funds		(1,641,102)
Net for the Fund in the combined net assets of the Trust		11,647
Total		$145,351,972

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 9 – Subsequent Events

Management has evaluated the three months ended June 30, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds.

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$76,799,596	$106,858,496
Interest receivable	542	7,329
Other assets	620,617	437,996
Equity in trading accounts:
Commodity futures contracts	5,238,350	3,651,637
Due from broker	4,266,988	1,613,775
Total equity in trading accounts	9,505,338	5,265,412
Total assets	$86,926,093	$112,569,233

Liabilities
Management fee payable to Sponsor	63,945	98,798
Other liabilities	167,658	114,818
Payable for shares redeemed	-	1,996,185
Equity in trading accounts:
Commodity futures contracts	-	1,899,925
Total liabilities	231,603	4,109,726

Net assets	$86,694,490	$108,459,507

Shares outstanding	3,350,004	4,075,004

Net asset value per share	$25.88	$26.62

Market value per share	$25.85	$26.64

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

June 30, 2015
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $76,799,596)	$76,799,596	88.59%	76,799,596

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP15 (1,464 contracts)	$1,817,900	2.10%	$30,890,400
CBOT corn futures DEC15 (1,223 contracts)	1,283,475	1.48	26,386,225
CBOT corn futures DEC16 (1,368 contracts)	2,136,975	2.46	29,463,300
Total commodity futures contracts	$5,238,350	6.04%	$86,739,925

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(4,730,787)	$2,609,112	$(4,328,925)	$3,892,458
Net change in unrealized appreciation or depreciation on commodity futures contracts	9,539,463	(15,931,100)	3,486,638	(4,845,687)
Interest income	23,739	8,819	30,552	19,020
Total income (loss)	4,832,415	(13,313,169)	(811,735)	(934,209)

Expenses
Management fees	192,217	255,819	417,535	452,244
Professional fees	167,500	127,265	437,500	218,205
Distribution and marketing fees	293,490	327,600	461,555	610,110
Custodian fees and expenses	32,211	32,210	64,067	64,067
Business permits and licenses fees	13,750	11,830	26,852	32,530
General and administrative expenses	53,000	34,944	91,800	110,994
Brokerage commissions	-	21,385	23,250	33,535
Other expenses	15,112	10,283	17,775	20,453
Total expenses	767,280	821,336	1,540,334	1,542,138

Expenses waived by the Sponsor	-	-	-	-
Reimbursement of expenses previously waived	-	138,455	-	301,315

Total expenses, net	767,280	959,791	1,540,334	1,843,453

Net income (loss)	$4,065,135	$(14,272,960)	$(2,352,069)	$(2,777,662)

Net income (loss) per share	$1.13	$(5.08)	$(0.74)	$(1.15)
Net income (loss) per weighted average share	$1.25	$(4.66)	$(0.69)	$(1.00)
Weighted average shares outstanding	3,259,619	3,065,389	3,393,789	2,779,976

  The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Operations
Net loss	$(2,352,069)	$(2,777,662)
Capital transactions
Issuance of Shares	5,262,716	85,398,079
Redemption of Shares	(24,675,664)	(52,697,100)
Total capital transactions	(19,412,948)	32,700,979
Net change in net assets	(21,765,017)	29,923,317

Net assets, beginning of period	$108,459,507	$47,499,620

Net assets, end of period	$86,694,490	$77,422,937

Net asset value per share at beginning of period	$26.62	$30.64

Net asset value per share at end of period	$25.88	$29.49

Creation of Shares	225,000	2,650,000
Redemption of Shares	950,000	1,575,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(2,352,069)	$(2,777,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(3,486,638)	4,845,687
Changes in operating assets and liabilities:
Due from broker	(2,653,213)	(2,148,287)
Interest receivable	6,787	(1,294)
Other assets	(182,621)	(270,643)
Management fee payable to Sponsor	(34,853)	25,068
Other liabilities	52,840	(1,248)
Net cash used in operating activities	(8,649,767)	(328,379)

Cash flows from financing activities:
Proceeds from sale of Shares	5,262,716	85,398,079
Redemption of Shares	(26,671,849)	(52,697,100)
Net cash (used in) provided by financing activities	(21,409,133)	32,700,979

Net change in cash and cash equivalents	(30,058,900)	32,372,600
Cash and cash equivalents, beginning of period	106,858,496	42,405,220
Cash and cash equivalents, end of period	$76,799,596	$74,777,820

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement.  The Custodian is also the registrar and transfer agent for the Fund’s Shares.  In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services:  0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services:  0.0075% of average gross assets annually; and for administrative services:  0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. For the three months ended June 30, such expenses, which are recorded in custodian fees and expenses on the statements of operations, totaled $32,211 in 2015 and $32,210 in 2014 and was paid by the Fund. For the six months ended June 30, such expenses, totaled $64,067 in 2015 and $64,067 in 2014 and was paid by the Fund.

The Funds anticipate that, effective on a date prior to December 31, 2015 (the “Servicing Conversion Date”), U.S. Bank National Association (“U.S. Bank”), whose address is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212, will replace the Bank of New York Mellon as the Funds’ Custodian. Beginning on the Servicing Conversion Date, U.S. Bank will hold for each Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. In addition, effective on the Servicing Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, will serve as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds. Effective on the Servicing Conversion Date, USBFS will also become the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, such expenses, which are recorded in distribution and marketing fees on the statements of operations, totaled $24,776 in 2015 and $32,125 in 2014 and was paid by the Fund. For the six months ended June 30, such expenses, totaled $55,136 in 2015 and $64,741 in 2014 and was paid by the Fund.

In 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0. Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015, all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Funds clearing broker to execute and clear futures and provide other brokerage-related services.  ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn Futures Contracts Newedge, SG, Jefferies and ED&F Man were paid $8.00 per round turn. For the three months ended June 30, such expenses, which are recorded in brokerage commissions on the statements of operations, totaled $0 in 2015 and $21,385 in 2014 and was paid by the Fund. For the six months ended June 30, such expenses, totaled $23,250 in 2015 and $33,535 in 2014 and was paid by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund did not recognize any expense for these services in the three and six months ended June 30, 2015 and during the same periods in 2014. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in the results of operations. No interest expense or penalties have been recognized as of and for the six months ended June 30, 2015 and 2014.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $76,799,596 and $106,858,496 in money market funds at June 30, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as financial reporting and related accounting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity.

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing financial reporting and related accounting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended June 30, such expenses, which are primarily included as distribution and marketing fees, totaled $231,643 in 2015 and $321,252 in 2014 and was paid by the Fund. For the six months ended June 30, such expenses, totaled $605,971 in 2015 and $625,210 in 2014 and was paid by the Fund. All asset-based fees and expenses for the Funds are calculated on the closing net asset value.

For the three and six months ended June 30, 2015 and 2014, there were no expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor.

For the year ended December 31, 2013, there were $426,248 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In the three and six months ended June 30, 2014, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $138,455 and $301,315, respectively, from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 financial instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these financial instruments does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors including, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the financial instruments existed. Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for financial instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Fund uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a financial instrument to be reclassified to a lower level within the fair value hierarchy. For instance, when Corn Futures Contracts on the CBOT are not actively trading due to a “limit-up” or limit-down” condition, meaning that the change in the Corn Futures Contracts has exceeded the limits established, the Trust and the Fund will revert to alternative verifiable sources of valuation of its assets. When such a situation exists on a quarter close, the Sponsor will calculate the Net Asset Value (“NAV”) on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

On June 30, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three and six months being reported.

For the three and six months ended June 30, 2015 and 2014, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, to amend the existing guidance in FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (formerly FASB Statement 157, Fair Value Measurements). The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments will be applied retrospectively to all periods presented. The company is currently evaluating the impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the an entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures.” The amendments in this update require changes to the accounting for repurchase-to-maturity transactions and enhances the required disclosures for repurchase agreements and other similar transactions. The amendments are effective for the first interim or annual period beginning after December 15, 2014. The adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

June 30, 2015
				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2015
Cash equivalents	$76,799,596	$-	$-	$76,799,596
Corn futures contracts	5,238,350	-	-	5,238,350
Total	$82,037,946	$-	$-	$82,037,946

December 31, 2014
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$106,858,496	$-	$-	$106,858,496
Corn futures contracts	3,651,637	-	-	3,651,637
Total	$110,510,133	$-	$-	$110,510,133

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Corn futures contracts	$1,899,925	$-	$-	$1,899,925

For the three and six months ended June 30, 2015 and 2014, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the six months ended June 30, 2015 and 2014, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man, Jefferies and SG as of June 30, 2015 and Newedge USA as of December 31, 2014.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Corn futures contracts	$5,238,350	$-	$5,238,350	$-	$-	$5,238,350

Offsetting of Financial Assets and Derivative Assets as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Corn futures contracts	$3,651,637	$-	$3,651,637	$1,899,925	$-	$1,751,712

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$1,899,925	$-	$1,899,925	$1,899,925	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Three months ended June 30, 2015
		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(4,730,787)	$9,539,463

Three months ended June 30, 2014
		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity Price
Corn futures contracts	$2,609,112	$(15,931,100)

Six months ended June 30, 2015
		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(4,328,925)	$3,486,638
Six months ended June 30, 2014
		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity Price
Corn futures contracts	$3,892,458	$(4,845,687)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $78.7 million and $82.4 million for the three and six months ended June 30, 2015 and $91.9 million and $91.9 million for the same periods in 2014.

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net asset value at beginning of period	$24.75	$34.57	$26.62	$30.64
Income from investment operations:
Investment income	0.01	0.00	0.01	0.01
Net realized and unrealized gain (loss) on commodity futures contracts	1.36	(4.77)	(0.30)	(0.50)
Total expenses	(0.24)	(0.31)	(0.45)	(0.66)
Net increase (decrease) in net asset value	1.13	(5.08)	(0.74)	(1.15)
Net asset value at end of period	$25.88	$29.49	$25.88	$29.49
Total Return	4.57%	(14.69)%	(2.78)%	(3.75)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.99%	3.23%	3.70%	3.40%
Total expense, net	3.99%	3.78%	3.70%	4.07%
Net investment loss	(3.86)%	(3.74)%	(3.62)%	(4.03)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund. The ratios have been annualized.

The financial highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period under report. The asset-based per share data in the financial highlights are calculated using the closing net asset value consistent with the methodology used to calculate asset-based fees and expenses.

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

Management has evaluated the three months ended June 30, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$6,519,929	$11,505,788
Interest receivable	67	786
Other assets	66,467	41,812
Equity in trading accounts:
Commodity futures contracts	317,538	-
Due from broker	315,913	702,100
Total equity in trading accounts	633,451	702,100
Total assets	7,219,914	12,250,486

Liabilities
Management fee payable to Sponsor	5,085	10,446
Other liabilities	3,756	6,878
Equity in trading accounts:
Commodity futures contracts	-	277,013
Total Liabilities	8,841	294,337

Net assets	$7,211,073	$11,956,149

Shares outstanding	350,004	575,004

Net asset value per share	$20.60	$20.79

Market value per share	$20.49	$20.76

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

June 30, 2015

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $6,519,929)	$6,519,929	90.41%	6,519,929

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV15 (49 contracts)	$99,463	1.38%	$2,541,262
CBOT soybean futures JAN16 (42 contracts)	200,150	2.77	2,188,725
CBOT soybean futures NOV16 (51 contracts)	17,925	0.25	2,470,950
Total commodity futures contracts	$317,538	4.40%	$7,200,937

The accompanying notes are an integral part of these financial statements

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	20June 30, 201515	June 30, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(151,338)	$216,475	$(734,713)	$242,575
Net change in unrealized appreciation or depreciation on commodity futures contracts	537,613	(310,688)	594,551	14,663
Interest income	1,491	374	1,840	763
Total income (loss)	387,766	(93,839)	(138,322)	258,001

Expenses
Management fees	15,450	11,610	36,902	21,422
Professional fees	13,339	12,282	32,685	35,392
Distribution and marketing fees	7,858	12,746	47,542	17,696
Custodian fees and expenses	61,000	1,281	64,000	2,181
Business permits and licenses fees	8,676	6,852	10,074	8,832
General and administrative expenses	4,631	305	8,978	5,075
Brokerage commissions	1,391	-	2,762	1,800
Other expenses	255	1,234	2,496	2,634
Total expenses	112,600	46,310	205,439	95,032

Expenses waived by the Sponsor	(65,022)	-	(114,172)	-
Reimbursement of expenses previously waived	-	4,822	-	24,912
			0
Total expenses, net	47,578	51,132	91,267	119,944

Net income (loss)	$340,188	$(144,971)	$(229,589)	$138,057

Net income (loss) per share	$0.98	$(0.52)	$(0.19)	$1.20
Net income (loss) per weighted average share	$1.06	$(0.79)	$(0.61)	$0.78
Weighted average shares outstanding	321,982	183,520	374,866	176,385

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Operations
Net (loss) income	$(229,589)	$138,057
Capital transactions
Issuance of Shares	1,452,008	1,843,304
Redemption of Shares	(5,967,495)	(563,834)
Total capital transactions	(4,515,487)	1,279,470
Net change in net assets	(4,745,076)	1,417,527

Net assets, beginning of period	$11,956,149	$4,016,972

Net assets, end of period	$7,211,073	$5,434,499

Net asset value per share at beginning of period	$20.79	$22.95

Net asset value per share at end of period	$20.60	$24.15

Creation of Shares	75,000	75,000
Redemption of Shares	300,000	25,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net (loss) income	$(229,589)	$138,057
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(594,551)	(14,663)
Changes in operating assets and liabilities:
Due from broker	386,187	203,277
Interest receivable	719	(51)
Other assets	(24,655)	(363)
Management fee payable to Sponsor	(5,361)	642
Other liabilities	(3,122)	(355)
Net cash (used in) provided by operating activities	(470,372)	326,544

Cash flows from financing activities:
Proceeds from sale of Shares	1,452,008	1,843,304
Redemption of Shares	(5,967,495)	(563,834)
Net cash (used in) provided by financing activities	(4,515,487)	1,279,470

Net change in cash and cash equivalents	(4,985,859)	1,606,014
Cash and cash equivalents, beginning of period	11,505,788	3,765,791
Cash and cash equivalents, end of period	$6,519,929	$5,371,805

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement.  The Custodian is also the registrar and transfer agent for the Fund’s Shares.  In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services:  0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services:  0.0075% of average gross assets annually; and for administrative services:  0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. For the three months ended June 30, such expenses, which are recorded in custodian fees and expenses on the statements of operations, totaled $61,000 in 2015 and $1,281 in 2014; of these amounts $61,000 in 2015 and $0 in 2014, respectively, were waived by the Sponsor. For the six months ended June 30, such expenses, totaled $64,000 in 2015 and $2,181 in 2014; of these amounts $64,000 in 2015 and $0 in 2014, respectively, were waived by the Sponsor.

The Funds anticipate that, effective on a date prior to December 31, 2015 (the “Servicing Conversion Date”), U.S. Bank National Association (“U.S. Bank”), whose address is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212, will replace the Bank of New York Mellon as the Funds’ Custodian. Beginning on the Servicing Conversion Date, U.S. Bank will hold for each Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. In addition, effective on the Servicing Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, will serve as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds. Effective on the Servicing Conversion Date, USBFS will also become the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, such expenses, which are recorded in distribution and marketing fees on the statements of operations, totaled $2,469 in 2015 and $1,048 in 2014 and was paid by the Fund. For the six months ended June 30, such expenses, totaled $5,025 in 2015 and $2,971 in 2014; of these amounts $2,556 in 2015 and $0 in 2014, respectively, were waived by the Sponsor.

In 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015, all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0. Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015, all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Funds clearing broker to execute and clear futures and provide other brokerage-related services.  ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Soybean Futures Contracts Newedge, SG, Jefferies and ED&F Man were paid $8.00 per round turn. For the three months ended June 30, such expenses, which are recorded in brokerage commissions on the statements of operations, totaled $1,391 in 2015 and $0 in 2014 and was paid by the Fund. For the six months ended June 30, such expenses, totaled $2,762 in 2015 and $1,800 in 2014 and was paid by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund did not recognize any expense for these services in the three and six months ended June 30, 2015 and during the same periods in 2014. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in the results of operations. No interest expense or penalties have been recognized as of and for the six months ended June 30, 2015 and 2014.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $6,519,929 and $11,505,788 in money market funds at June 30, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as financial reporting and related accounting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity.

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing financial reporting and related accounting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended June 30, such expenses, which are primarily included as distribution and marketing fees, totaled $23,179 in 2015 and $10,108 in 2014, respectively, of these expenses $3,728 in 2015 and $0 were waived by the Sponsor. For the six months ended June 30, such expenses, totaled $54,318 in 2015 and $28,554 in 2014, respectively, of these expenses $27,368 in 2015 and $0 in 2014, respectively, were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the closing net asset value.

For the three months ended June 30, 2015 and June 30, 2014, respectively, there were $65,022 and $0 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2015, there were $114,172 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period. There were no expenses waived for the six months ended June 30, 2014.

For the year ended December 31, 2013, there were $68,857 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In the three and six months ended June 30, 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $4,822 and $24,912 respectively, from the Fund.  This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 financial instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these financial instruments does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors including, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the financial instruments existed. Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for financial instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many financial instruments. This condition could cause a financial instrument to be reclassified to a lower level within the fair value hierarchy. When such a situation exists on a quarter close, the Sponsor will calculate the NAV on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

On June 30, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three and six months being reported.

For the three and six months ended June 30, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, to amend the existing guidance in FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (formerly FASB Statement 157, Fair Value Measurements). The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments will be applied retrospectively to all periods presented. The company is currently evaluating the impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the an entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures.” The amendments in this update require changes to the accounting for repurchase-to-maturity transactions and enhances the required disclosures for repurchase agreements and other similar transactions. The amendments are effective for the first interim or annual period beginning after December 15, 2014. The adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

June 30, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2015
Cash equivalents	$6,519,929	$-	$-	$6,519,929
Soybean futures contracts	317,538	-	-	317,538
Total	$6,837,467	$-	$-	$6,837,467

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$11,505,788	$-	$-	$11,505,788

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Soybean futures contracts	$277,013	$-	$-	$277,013

For the three and six months ended June 30, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Transfers into and out of each level of the fair value hierarchy for the NOV15 Soybean Contracts for the three months ended June 30, 2014 were as follows:

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

Note 5 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the six months ended June 30, 2015 and 2014, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man, Jefferies and SG as of June 30, 2015 and Newedge USA as of December 31, 2014.

Offsetting of Financial Liabilities and Derivative Assets as of June 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
Description	of Recognized Assets	Assets and Liabilities	Assets and Liabilities	Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Soybean futures contracts	$317,538	$-	$317,538	$-	$-	$317,538

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
Description	of Recognized Liabilities	Assets and Liabilities	Assets and Liabilities	Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$277,013	$-	$277,013	$-	$277,013	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Three months ended June 30, 2015

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts

Primary Underlying Risk
Commodity price
Soybean futures contracts	$(151,338)	$537,613

Three months ended June 30, 2014

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts

Primary Underlying Risk
Commodity price
Soybean futures contracts	$216,475	$(310,688)

Six months ended June 30, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Soybean futures contracts	$(734,713)	$594,551

Six months ended June 30, 2014

		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Soybean futures contracts	$242,575	$14,663

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $6.5 million and $7.1 million for the three and six months ended June 30, 2015 and $4.8 million and $4.4 million for the same periods in 2014.
Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended		Three months ended	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2015		June 30, 2014	June 30, 2015	June 30, 2014
Net asset value at beginning of period	19.62		24.67	$20.79	$22.95
Income from investment operations:
Investment income	0.00		0.00	0.00	0.00
Net realized and unrealized gain (loss) on commodity futures contracts	1.13		(0.25)	0.05	1.88
Total expenses	(0.15)		(0.27)	(0.24)	(0.68)
Net increase (decrease) in net asset value	0.98		(0.52)	(0.19)	1.20
Net asset value at end of period	20.60		24.15	$20.60	$24.15
Total Return	4.99%		(2.11)%	(0.91)%	5.23%
Ratios to Average Net Assets (Annualized)
Total expenses	7.29%		3.97%	5.60%	4.42%
Total expenses, net	3.08%		4.38%	2.49%	5.58%
Net investment loss	(2.98	) %	(4.35)%	(2.43)%	(5.54)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund. The ratios have been annualized.

The financial highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period under report. The asset-based per share data in the financial highlights are calculated using the closing net asset value consistent with the methodology used to calculate asset-based fees and expenses.

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

Management has evaluated the three months ended June 30, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$3,682,112	$2,489,338
Interest receivable	40	173
Other assets	46,076	26,019
Equity in trading accounts:
Commodity futures contracts	25,334	-
Due from broker	618,411	650,131
	643,745	650,131
Total assets	4,371,973	3,165,661

Liabilities
Other liabilities	4,675	494
Equity in trading accounts:
Commodity futures contracts	333,077	503,955
Total liabilities	337,752	504,449

Net assets	$4,034,221	$2,661,212

Shares outstanding	425,004	225,004

Net asset value per share	$9.49	$11.83

Market value per share	$9.49	$11.88

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

June 30, 2015

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $3,682,112)	$3,682,112	91.27%	3,682,112

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY16 (78 contracts)	$25,334	0.63%	$1,207,315

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR16 (92 contracts)	$270,211	6.70%	$1,417,831
ICE sugar futures MAR17 (86 contracts)	62,866	1.56	1,402,419
Total commodity futures contracts	$333,077	8.26%	$2,820,250

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(505,713)	$6,664	$(839,260)	$3,383
Net change in unrealized appreciation or depreciation on commodity futures contracts	414,623	(35,582)	196,212	188,664
Interest income	967	201	1,149	458
Total (loss) income	(90,123)	(28,717)	(641,899)	192,505

Expenses
Management fees	8,367	7,200	14,853	13,500
Professional fees	14,398	14,255	26,351	25,339
Distribution and marketing fees	967	13,236	8,247	29,888
Custodian fees and expenses	62,000	850	64,000	2,627
Business permits and licenses fees	882	-	882	13,000
General and administrative expenses	74	7,967	376	8,611
Other expenses	251	922	747	1,558
Total expenses	86,939	44,430	115,456	94,523

Expenses waived by the Sponsor	(71,409)	(30,939)	(87,825)	(67,874)
Reimbursement of expenses previously waived	-	-	-	-

Total expenses, net	15,530	13,491	27,631	26,649

Net (loss) income	$(105,653)	$(42,208)	$(669,530)	$165,856

Net (loss) income per share	$(0.07)	$(0.21)	$(2.34)	$0.93
Net (loss) income per weighted average share	$(0.31)	$(0.22)	$(2.31)	$0.89
Weighted average shares outstanding	338,191	188,740	289,645	186,606

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Operations
Net (loss) income	$(669,530)	$165,856
Capital transactions
Issuance of Shares	2,042,539	743,126
Redemption of Shares	-	(371,712)
Total capital transactions	2,042,539	371,414
Net change in net assets	1,373,009	537,270

Net assets, beginning of period	$2,661,212	$2,468,403

Net assets, end of period	$4,034,221	$3,005,673

Net asset value per share at beginning of period	$11.83	$14.10

Net asset value per share at end of period	$9.49	$15.03

Creation of Shares	200,000	50,000
Redemption of Shares	-	25,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net (loss) income	$(669,530)	$165,856
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(196,212)	(188,664)
Changes in operating assets and liabilities:
Due from broker	31,720	168,027
Interest receivable	133	(28)
Other assets	(20,057)	7,824
Other liabilities	4,181	5,524
Net cash (used in) provided by operating activities	(849,765)	158,539

Cash flows from financing activities:
Proceeds from sale of Shares	2,042,539	743,126
Redemption of Shares	-	(371,712)
Net cash provided by financing activities	2,042,539	371,414

Net change in cash and cash equivalents	1,192,774	529,953
Cash and cash equivalents, beginning of period	2,489,338	2,366,377
Cash and cash equivalents, end of period	$3,682,112	$2,896,330

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement.  The Custodian is also the registrar and transfer agent for the Fund’s Shares.  In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services:  0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services:  0.0075% of average gross assets annually; and for administrative services:  0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. For the three months ended June 30, such expenses, which are recorded in custodian fees and expenses on the statements of operations, totaled $62,000 in 2015 and $850 in 2014; of these amounts $62,000 in 2015 and $850 in 2014, respectively, were waived by the Sponsor. For the six months ended June 30, such expenses, totaled $64,000 in 2015 and $2,627 in 2014; of these amounts $64,000 in 2015 and $2,627 in 2014, respectively, were waived by the Sponsor.

The Funds anticipate that, effective on a date prior to December 31, 2015 (the “Servicing Conversion Date”), U.S. Bank National Association (“U.S. Bank”), whose address is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212, will replace the Bank of New York Mellon as the Funds’ Custodian. Beginning on the Servicing Conversion Date, U.S. Bank will hold for each Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. In addition, effective on the Servicing Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, will serve as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds. Effective on the Servicing Conversion Date, USBFS will also become the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, such expenses, which are recorded in distribution and marketing fees on the statements of operations, totaled $762 in 2015 and $818 in 2014; of these amounts $0 in 2015 and $818 in 2014, respectively, were waived by the Sponsor. For the six months ended June 30, such expenses, totaled $1,435 in 2015 and $1,425 in 2014; of these amounts $470 in 2015 and $1,425 in 2014, respectively, were waived by the Sponsor.

In 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0. Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015 all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Funds clearing broker to execute and clear futures and provide other brokerage-related services.  ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Sugar Futures Contracts Newedge, SG, Jefferies and ED&F Man were paid $8.00 per round turn. The Fund did not recognize any expense for these services in the three and six months ended June 30, 2015 and 2014. This expenses is recorded in brokerage commissions on the statements of operations.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund did not recognize any expense for these services in the three and six months ended June 30, 2015 and 2014. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of June 30, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in the results of operations. No interest expense or penalties have been recognized as of and for the six months ended June 30, 2015 and 2014.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $3,682,112 and $2,484,769 in money market funds at June 30, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as financial reporting and related accounting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity.

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing financial reporting and related accounting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended June 30, such expenses, which are primarily included as distribution and marketing fees, totaled $7,491 in 2015 and $8,585 in 2014, of these amounts, $966 in 2015 and $8,585 in 2014 were waived by the Sponsor. For the six months ended June 30, such expenses, totaled $15,757 in 2015 and $14,691 in 2014, of these amounts, $7,095 in 2015 and $14,691 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the closing net asset value.

For the three months ended June 30, 2015 and June 30, 2014, there were $71,409 and $30,939, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2015 and 2014, there were $87,825 and $67,874, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 financial instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these financial instruments does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors including, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the financial instruments existed. Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for financial instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many financial instruments. This condition could cause a financial instrument to be reclassified to a lower level within the fair value hierarchy. When such a situation exists on a quarter close, the Sponsor will calculate the NAV on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

On June 30, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three and six months being reported.

For the three and six months ended June 30, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

For the quarter ended June 30, 2014, Sugar Futures Contracts traded on ICE due to settle on February 29, 2016 (the "MAR16 Sugar Contracts") did not, in the opinion of the Trust and CANE, trade in an actively traded futures market as defined in the policy of the Trust and CANE for the entire period during which they were held. Accordingly, the Trust and CANE classified these as a Level 2 asset. The MAR16 Sugar Contracts were, in the opinion of the Trust and CANE, fairly valued at settlement on June 30, 2014.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, to amend the existing guidance in FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (formerly FASB Statement 157, Fair Value Measurements). The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments will be applied retrospectively to all periods presented. The company is currently evaluating the impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the an entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures.” The amendments in this update require changes to the accounting for repurchase-to-maturity transactions and enhances the required disclosures for repurchase agreements and other similar transactions. The amendments are effective for the first interim or annual period beginning after December 15, 2014. The adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

June 30, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2015
Cash equivalents	$3,682,112	$-	$-	$3,682,112
Sugar futures contracts	25,334	-	-	25,334
Total	$3,707,446	$-	$-	$3,707,446

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2015
Sugar futures contracts	$333,077	$-	$-	$333,077

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$2,489,338	$-	$-	$2,489,338

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Sugar futures contracts	$503,955	$-	$-	$503,955

For the three and six months ended June 30, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

 Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the six months ended June 30, 2015 and 2014, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man, Jefferies and SG as of June 30, 2015 and Newedge USA as of December 31, 2014.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
Description	of Recognized Assets	Assets and Liabilities	Assets and Liabilities	Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Sugar futures contracts	$25,334	$-	$25,334	$25,334	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
Description	of Recognized Liabilities	Assets and Liabilities	Assets and Liabilities	Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$333,077	$-	$333,077	$25,334	$307,743	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
Description	of Recognized Liabilities	Assets and Liabilities	Assets and Liabilities	Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$503,955	$-	$503,955	$-	$503,955	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Three months ended June 30, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(505,713)	$414,623

Three months ended June 30, 2014

		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Sugar futures contracts	$6,664	$(35,582)

Six months ended June 30, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(839,260)	$196,212

Six months ended June 30, 2014

		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Sugar futures contracts	$3,383	$188,664

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $3.6 million and $3.1 million for the three and six months ended June 30, 2015 and $2.9 million and $2.8 million for the same periods in 2014.

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended		Three months ended	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2015		June 30, 2014	June 30, 2015	June 30, 2014
Net asset value at beginning of period	$9.56		$15.24	$11.83	$14.10
Income from investment operations:
Investment income	0.00		0.00	0.00	0.00
Net realized and unrealized (loss) gain on commodity futures contracts	(0.02)		(0.14)	(2.24)	1.07
Total expenses	(0.05)		(0.07)	(0.10)	(0.14)
Net (decrease) increase in net asset value	(0.07)		(0.21)	(2.34)	0.93
Net asset value at end of period	$9.49		$15.03	$9.49	$15.03
Total Return	(0.73	) %	(1.38)%	(19.78)%	6.60%
Ratios to Average Net Assets (Annualized)
Total expenses	10.63%		6.30%	7.78%	7.00%
Total expenses, net	1.90%		1.91%	1.86%	1.97%
Net investment loss	(1.78	) %	(1.89)%	(1.78)%	(1.94)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund. The ratios have been annualized.

The financial highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period under report. The asset-based per share data in the financial highlights are calculated using the closing net asset value consistent with the methodology used to calculate asset-based fees and expenses.

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

Management has evaluated the three months ended June 30, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$29,055,374	$21,568,368
Interest receivable	208	1,707
Other assets	139,360	76,748
Equity in trading accounts:
Commodity futures contracts	3,968,914	729,626
Total assets	$33,163,856	$22,376,449

Liabilities
Management fee payable to Sponsor	22,061	22,583
Other liabilities	48,218	16,479
Equity in trading accounts:
Commodity futures contracts	-	13,125
Due to broker	737,550	60,805
Total equity in trading accounts	737,550	73,930
Total liabilities	807,829	112,992

Net assets	$32,356,027	$22,263,457

Shares outstanding	2,650,004	1,750,004

Net asset value per share	$12.21	$12.72

Market value per share	$12.26	$12.74

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS
June 30, 2015

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $29,055,374)	$29,055,374	89.80%	29,055,374

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP15 (369 contracts)	$1,932,888	5.97%	$11.360,588
CBOT wheat futures DEC15 (312 contracts)	857,938	2.65	9,703,200
CBOT wheat futures DEC16 (352 contracts)	1,178,088	3.64	11,281,600
Total commodity futures contracts	$3,968,914	12.26%	$32,345,388

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30,2015	June 30, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(1,566,074)	$355,538	$(2,273,313)	$585,988
Net change in unrealized appreciation or depreciation on commodity futures contracts	5,441,563	(2,606,925)	3,252,413	(1,120,237)
Interest income	7,736	822	8,746	1,953
Total (loss) income	3,883,225	(2,250,565)	987,846	(532,296)

Expenses
Management fees	61,496	31,406	111,623	55,950
Professional fees	37,040	24,364	109,917	38,667
Distribution and marketing fees	78,056	37,085	109,765	73,085
Custodian fees and expenses	47,748	1,220	56,748	2,705
Business permits and licenses fees	13,128	4,759	13,804	9,259
General and administrative expenses	11,470	3,830	26,958	12,830
Brokerage commissions	3,075	10,118	5,412	11,918
Other expenses	1,773	1,078	6,272	3,723
Total expenses	253,786	113,860	440,499	208,137

Expenses waived by the Sponsor	(17,000)	-	(31,300)	-
Reimbursement of expenses previously waived	-	16,250	-	44,967

Total expenses, net	236,786	130,110	409,199	253,104

Net income (loss)	$3,646,439	$(2,380,675)	578,647	$(785,400)

Net income (loss) per share	$1.30	$(2.81)	$(0.51)	$(1.07)
Net income (loss) per weighted average share	$1.55	$(2.94)	$0.28	$(1.06)
Weighted average shares outstanding	2,350,279	810,169	2,082,877	739,645

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Operations
Net income (loss)	$578,647	$(785,400)
Capital transactions
Issuance of Shares	12,942,408	15,981,220
Redemption of Shares	(3,428,485)	(6,069,199)
Total capital transactions	9,513,923	9,912,021
Net change in net assets	10,092,570	9,126,621

Net assets, beginning of period	$22,263,457	$7,048,087

Net assets, end of period	$32,356,027	$16,174,708

Net asset value per share at beginning of period	$12.72	$14.84

Net asset value per share at end of period	$12.21	$13.77

Creation of Shares	1,200,000	1,075,000
Redemption of Shares	300,000	375,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income (loss)	$578,647	$(785,400)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(3,252,413)	1,120,237
Changes in operating assets and liabilities:
Due from broker	-	(1,438,094)
Capital shares receivable	-	(1,376,609)
Interest receivable	1,499	(305)
Other assets	(62,612)	(18,529)
Due to broker	676,745	421,400
Management fee payable to Sponsor	(522)	3,899
Other liabilities	31,739	3,976
Net cash used in operating activities	(2,026,917)	(2,069,425)

Cash flows from financing activities:
Proceeds from sale of Shares	12,942,408	15,981,220
Redemption of Shares	(3,428,485)	(6,069,199)
Net cash provided by financing activities	9,513,923	9,912,021

Net change in cash and cash equivalents	(7,487,006)	7,842,596
Cash and cash equivalents, beginning of period	21,568,368	6,451,639
Cash and cash equivalents, end of period	$29,055,374	$14,294,235

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement.  The Custodian is also the registrar and transfer agent for the Fund’s Shares.  In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services:  0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services:  0.0075% of average gross assets annually; and for administrative services:  0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. For the three months ended June 30, such expenses, which are recorded in custodian fees and expenses on the statements of operations, totaled $47,748 in 2015 and $1,220 in 2014; of these amounts $17,000 in 2015 and $0 in 2014, respectively, were waived by the Sponsor. For the six months ended June 30, such expenses, totaled $56,748 in 2015 and $2,705 in 2014; of these amounts $17,000 in 2015 and $0 in 2014, respectively, were waived by the Sponsor.

The Funds anticipate that, effective on a date prior to December 31, 2015 (the “Servicing Conversion Date”), U.S. Bank National Association (“U.S. Bank”), whose address is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212, will replace the Bank of New York Mellon as the Funds’ Custodian. Beginning on the Servicing Conversion Date, U.S. Bank will hold for each Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. In addition, effective on the Servicing Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, will serve as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds. Effective on the Servicing Conversion Date, USBFS will also become the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, such expenses, which are recorded in distribution and marketing fees on the statements of operations, totaled $8,336 in 2015 and $3,916 in 2014 and was paid by the Fund. For the six months ended June 30, such expenses, totaled $15,484 in 2015 and $7,202 in 2014 and was paid by the Fund.

In 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0.  Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 3, 2015 all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Funds clearing broker to execute and clear futures and provide other brokerage-related services.  ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Wheat Futures Contracts Newedge, SG and Jefferies were paid $8.00 per round turn. For the three months ended June 30, such expenses, which are recorded in brokerage commissions on the statements of operations, totaled $3,075 in 2015 and $10,118 in 2014 and was paid by the Fund. For the six months ended June 30, such expenses, totaled $5,412 in 2015 and $11,918 on 2014 and was paid by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund did not recognize any expense for these services in the three and six months ended June 30, 2015 and during the same periods in 2014. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in the results of operations. No interest expense or penalties have been recognized as of and for the six months ended June 30, 2015 and 2014.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. The Fund had a balance of $29,055,374 and $21,568,368 in money market funds at June 30, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as financial reporting and related accounting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity.

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing financial reporting and related accounting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended June 30, such expenses, which are primarily included as distribution and marketing fees, totaled $78,652 in 2015 and $37,002 in 2014 and was paid by the Fund. For the six months ended June 30, such expenses, totaled $166,210 in 2015 and $76,517 in 2014 and was paid by the Fund. All asset-based fees and expenses for the Fund are calculated on the closing net asset value.

For the three months ended June 30, 2015 and June 30, 2014, respectively, there were $17,000 and $0 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2015, there were $31,300 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period. There were no expenses waived for the six months ended June 30, 2014.

For the year ended December 31, 2013, there were $69,416 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In the three and six months June 30, 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $16,250 and $44,967, respectively, from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 financial instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these financial instruments does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors including, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the financial instruments existed. Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for financial instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many financial instruments. This condition could cause a financial instrument to be reclassified to a lower level within the fair value hierarchy. When such a situation exists on a quarter close, the Sponsor will calculate the NAV on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three months being reported.

On June 30, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three and six months being reported.

For the quarter ended June 30, 2015, Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2016 (the "DEC16 Wheat Contracts") did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 liability, The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2015.

For the quarter ended June 30, 2014, Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2015 (the "DEC15 Wheat Contracts") did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 liability, The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2014.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, to amend the existing guidance in FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (formerly FASB Statement 157, Fair Value Measurements). The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments will be applied retrospectively to all periods presented. The company is currently evaluating the impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the an entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures.” The amendments in this update require changes to the accounting for repurchase-to-maturity transactions and enhances the required disclosures for repurchase agreements and other similar transactions. The amendments are effective for the first interim or annual period beginning after December 15, 2014. The adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

June 30, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2015
Cash equivalents	$29,055,374	$-	$-	$29,055,374
Wheat futures contracts	2,790,026	1,178,088	-	3,968,914
Total	$31,845,400	$1,178,088	$-	$33,024,288

December 31, 2014
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$21,568,368	$-	$-	$21,568,368
Wheat futures contracts	729,626	-	-	729,626
Total	$22,297,994	$-	$-	$22,297,994

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Wheat futures contracts	$13,125	$-	$-	$13,125

Transfers into and out of each level of the fair value hierarchy for the DEC16 Wheat Contracts for the six months ended June 30, 2015 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Wheat future contracts	$-	$1,178,088	$1,178,088	$-	$-	$-

Transfers into and out of each level of the fair value hierarchy for the DEC15 Wheat Contracts for the six months ended June 30, 2014 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Liabilities (at fair value)
Derivative contracts
Wheat future contracts	$-	$641,038	$641,038	$-	$-	$-

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.
Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the six months ended June 30, 2015 and 2014, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man, Jefferies and SG as of June 30, 2015 and Newedge USA as of December 31, 2014.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Assets	Liabilities	Liabilities	Offset	to Broker	Net Amount
Commodity price
Wheat futures contracts	$3,968,914	$-	$3,968,914	$-	$737,550	$3,231,364

Offsetting of Financial Assets and Derivative Assets as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Assets	Liabilities	Liabilities	Offset	to Broker	Net Amount
Commodity price
Wheat futures contracts	$729,626	$-	$729,626	$13,125	$60,805	$655,696

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Wheat futures contracts	$13,125	$-	$13,125	$13,125	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Three months ended June 30, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(1,566,074)	$5,441,563

Three months ended June 30, 2014

		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Wheat futures contracts	$355,538	$(2,606,925)

Six months ended June 30, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(2,273,313)	$3,252,413

Six months ended June 30, 2014

		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Wheat futures contracts	$585,988	$(1,120,237)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $27.1 million and $23.5 million for the three and six months ended June 30, 2015 and $13.5 million and $12.5 million for the same periods in 2014.

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net asset value at beginning of period	$10.91	$16.58	$12.72	$14.84
Income from investment operations:
Investment income	0.00	0.00	0.00	0.00
Net realized and unrealized gain (loss) on commodity futures contracts	1.40	(2.65)	(0.31)	(0.73)
Total expenses, net	(0.10)	(0.16)	(0.20)	(0.34)
Net increase (decrease) in net asset value	1.30	(2.81)	(0.51)	(1.07)
Net asset value at end of period	$12.21	$13.77	$12.21	$13.77
Total Return	11.92%	(16.95)%	(4.01)%	(7.21)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.10%	3.62%	3.93%	3.70%
Total expenses, net	3.82%	4.14%	3.65%	4.50%
Net investment loss	(3.70)%	(4.11)%	(3.57)%	(4.46)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund. The ratios have been annualized.

The financial highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period under report. The asset-based per share data in the financial highlights are calculated using the closing net asset value consistent with the methodology used to calculate asset-based fees and expenses.

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

Management has evaluated the three months ended June 30, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2015	December 31, 2014
Assets	(Unaudited)
Cash and cash equivalents	$2,753	$1,647
Other assets	6,329	10,000
Equity in trading accounts:
Investments in securities, at fair value (cost $2,277,400 and $2,392,877 as of June 30, 2015 and December 31, 2014, respectively)	1,534,111	1,641,102
Total assets	$1,543,193	$1,652,749

Net assets	$1,543,193	$1,652,749

Shares outstanding	50,002	50,002

Net asset value per share	$30.86	$33.05

Market value per share	$30.88	$33.05

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

June 30, 2015
   (Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$390,332	25.29%	15,083
Teucrium Soybean Fund	380,760	24.67	18,481
Teucrium Sugar Fund	350,486	22.71	36,924
Teucrium Wheat Fund	412,533	26.73	33,787
Total exchange-traded funds (cost $2,277,400)	$1,534,111	99.40%

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $2,753)	$2,753	0.18%	2,753

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended June 30, 2014	Six months ended	Six months ended
	June 30, 2015		June 30, 2015	June 30, 2014
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(42,132)	$(31,273)	$(114,318)	$(84,434)
Net change in unrealized appreciation or depreciation on securities	120,518	(152,049)	8,486	94,711
Interest loss	(1)	(3)	(3)	(5)
Total income (loss)	78,385	(183,325)	(105,835)	10,272

Expenses
Professional fees	3,426	5,138	6,093	7,292
Distribution and marketing fees	3,329	8,110	9,190	12,840
Custodian fees and expenses	42,400	366	43,000	949
Business permits and licenses fees	5,009	-	15,509	19,000
General and administrative expenses	5,276	7,478	8,090	7,941
Other expenses	136	292	309	509
Total expenses	59,576	21,384	82,191	48,531

Expenses waived by the Sponsor	(57,780)	(18,834)	(78,470)	(43,603)
Reimbursement of expenses previously waived	-	-	-	-

Total expenses, net	1,796	2,550	3,721	4,928

Net income (loss)	$76,589	$(185,875)	$(109,556)	$5,344

Net income (loss) per share	$1.53	$(3.72)	$(2.19)	$1.10
Net income (loss) per weighted average share	$1.53	$(3.72)	$(2.19)	$1.11
Weighted average shares outstanding	50,002	50,002	50,002	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Operations
Net (loss) income	$(109,556)	$5,344
Net change in net assets	(109,556)	5,344

Net assets, beginning of period	$1,652,749	$1,896,442

Net assets, end of period	$1,543,193	$1,901,786

Net asset value per share at beginning of period	$33.05	$37.93

Net asset value per share at end of period	$30.86	$38.03

Creation of Shares	-	-
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net (loss) income	$(109,556)	$5,344
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net change in unrealized appreciation or depreciation on securities	(8,486)	(94,711)
Changes in operating assets and liabilities:
Net (purchases) and sale of investments in securities	115,477	87,564
Other assets	3,671	4,336
Other liabilities	-	492
Net cash provided by operating activities	1,106	3,025

Net change in cash and cash equivalents	1,106	3,025
Cash and cash equivalents, beginning of period	1,647	2,880
Cash and cash equivalents, end of period	$2,753	$5,905

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Principal Contracts and Agreements

In its capacity as the Custodian for the Fund, the Custodian, currently the Bank of New York Mellon, holds for the Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement.  The Custodian is also the registrar and transfer agent for the Fund’s Shares.  The Custodian also acts as a broker for some, but not all, of the equity transactions related to the purchase and sale of the Underlying Funds for TAGS. In addition, the Custodian also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund. For these services, the Custodian receives: for custody services:  0.0075% of average gross assets up to $1 billion, and 0.0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges; for transfer agency services:  0.0075% of average gross assets annually; and for administrative services:  0.05% of average gross assets up to $1 billion, 0.04% of average gross assets between $1 billion and $3 billion, and 0.03% of average gross assets over $3 billion, annually. A combined minimum annual fee of up to $125,000 for custody, transfer agency and administrative services per Fund can be assessed. For the three months ended June 30, such expenses, which are recorded in custodian fees and expenses on the statements of operations, totaled $42,400 in 2015 and $366 in 2014; of these amounts $42,400 in 2015 and $366 in 2014, respectively, were waived by the Sponsor. For the six months ended June 30, such expenses, totaled $43,000 in 2015 and $949 in 2014; of these amounts $43,000 in 2015 and $949 in 2014, respectively, were waived by the Sponsor. The Bank of New York Mellon also serves as the primary clearing broker for the Fund in activity related to shares of the Underlying Funds. For this service the Fund recognized $0 for the three and six months ended June 30, 2015 and 2014.

The Funds anticipate that, effective on a date prior to December 31, 2015 (the “Servicing Conversion Date”), U.S. Bank National Association (“U.S. Bank”), whose address is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212, will replace the Bank of New York Mellon as the Funds’ Custodian. Beginning on the Servicing Conversion Date, U.S. Bank will hold for each Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. In addition, effective on the Servicing Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, will serve as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds. Effective on the Servicing Conversion Date, USBFS will also become the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, such expenses, which are recorded in distribution and marketing fees on the statement of operations, totaled $314 in 2015 and $604 in 2014; of these amounts $314 in 2015 and $604 in 2014, respectively, were waived by the Sponsor. For the six months ended June 30, such expenses, totaled $669 in 2015 and $1,033 in 2014; of these amounts $699 in 2015 and $1,033 in 2014, respectively, were waived by the Sponsor.

In 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0. Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015 all futures contracts and residual cash balances of the Underlying Funds held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Fund did not recognize any expense for these services in the three and six months ended June 30, 2015 and 2014. This expense is recorded in brokerage commissions on the statements of operations.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund did not recognize any expense for these services in the three and six months ended June 30, 2015 and 2014. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in the results of operations. No interest expense or penalties have been recognized as of and for the six months ended June 30, 2015 and 2014.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $2,753 and $1,647 in money market funds at June 30, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Fund pays no direct management fees to the Sponsor. The Underlying Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum; these fees are recognized in the statements contained in this Form 10-K for each of the Underlying Funds. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses for services directly attributable to the Fund such as financial reporting and related accounting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity.

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing financial reporting and related accounting, regulatory compliance, and trading activities that are directly attributable to the Fund. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the three months ended June 30, such expenses, which are primarily included as distribution and marketing fees, totaled $2,931 in 2015 and $6,016 in 2014; of these amounts, $2,931 in 2015 and $6,016 in 2014 were waived by the Sponsor. For the six months ended June 30, such expenses, totaled $7,308 in 2015 and $9,759 in 2014; of these amounts, $7,308 in 2015 and $9,759 in 2014 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the closing net asset value. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the three months ended June 30, 2015 and 2014, there were $57,780 and $18,834, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2015 and 2014, there were $78,470 and $43,603, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, to amend the existing guidance in FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (formerly FASB Statement 157, Fair Value Measurements). The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments will be applied retrospectively to all periods presented. The company is currently evaluating the impact on the financial statements and disclosures of the Trust and the Fund.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the an entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures.” The amendments in this update require changes to the accounting for repurchase-to-maturity transactions and enhances the required disclosures for repurchase agreements and other similar transactions. The amendments are effective for the first interim or annual period beginning after December 15, 2014. The adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds.

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 financial instruments of the Underlying Funds and securities of the Fund, together the “financial instruments”. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these financial instruments does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors including, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the financial instruments existed. Accordingly, the degree of judgment exercised by the Fund in determining fair value is greatest for financial instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Fund’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Fund uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many financial instruments. This condition could cause a financial instrument to be reclassified to a lower level within the fair value hierarchy. When such a situation exists on a quarter close, the Sponsor will calculate the Net Asset Value (“NAV”) on a particular day using the Level 1 valuation, but will later recalculate the NAV for the impacted Fund based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

The determination is made as of the settlement of the underlying futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the underlying futures contracts traded on the relevant exchange for the three months being reported.

Investments in the financial instruments of the Underlying Funds are freely tradable and listed on the NYSE Arca. These investments are valued at the NAV of the Underlying Fund as of the valuation date as calculated by the administrator based on the exchange-quoted prices of the commodity futures contracts held by the Underlying Funds.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

June 30, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2015
Exchange-traded funds	$1,534,111	$-	$-	$1,534,111
Cash equivalents	2,753	-	-	2,753
Total	$1,536,864	$-	$-	$1,536,864

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Exchange-traded funds	$1,641,102	$-	$-	$1,641,102
Cash equivalents	1,647	-	-	1,647
Total	$1,642,749	$-	$-	$1,642,749

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net asset value at beginning of period	29.33	41.75	$33.05	$37.93
Income from investment operations:
Investment income	0.00	0.00	0.00	0.00
Net realized and unrealized gain (loss) on commodity futures contracts	1.57	(3.67)	(2.12)	0.20
Total expenses	(0.04)	(0.05)	(0.07)	(0.10)
Net increase (decrease) in net asset value	1.53	(3.72)	(2.19)	0.10
Net asset value at end of period	30.86	38.03	$30.86	$38.03
Total Return	5.22%	(8.91)%	(6.63)%	0.26%
Ratios to Average Net Assets (Annualized)
Total expenses	16.59%	4.20%	11.05%	4.93%
Total expenses, net	0.50%	0.50%	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%	(0.50)%	(0.50)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund. The ratios have been annualized.

The financial highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period under report. The asset-based per share data in the financial highlights are calculated using the closing net asset value consistent with the methodology used to calculate asset-based fees and expenses.

Note 6 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

Management has evaluated the three months ended June 30, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2015, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,464 contracts, SEP15)	$30,890,400	36%
CBOT Corn Futures (1,223 contracts, DEC15)	26,386,225	30
CBOT Corn Futures (1,368 contracts, DEC16)	29,463,300	34

Total at June 30, 2015	$86,739,925	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (49 contracts, NOV15)	$2,541,262	35%
CBOT Soybean Futures (42 contracts, JAN16)	2,188,725	30
CBOT Soybean Futures (51 contracts, NOV16)	2,470,950	35

Total at June 30, 2015	$7,200,937	100%
CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (92 contracts, MAR16)	$1,417,831	35%
ICE Sugar Futures (78 contracts, MAY16)	1,207,315	30
ICE Sugar Futures (86 contracts, MAR17)	1,402,419	35

Total at June 30, 2015	$4,027,565	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (369 contracts, SEP15)	$11,360,588	35%
CBOT Wheat Futures (312 contracts, DEC15)	9,703,200	30
CBOT Wheat Futures (352 contracts, DEC16)	11,281,600	35

Total at June 30, 2015	$32,345,388	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (15,083 shares)	$390,332	25%
Shares of Teucrium Soybean Fund (18,481 shares)	380,760	25
Shares of Teucrium Wheat Fund (33,787 shares)	412,533	27
Shares of Teucrium Sugar Fund (36,924 shares)	350,486	23

Total at June 30, 2015	$1,534,111	100%

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

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com; for CANE is www.teucriumcanefund.com; for SOYB is www.teucriumsoybfund.com; for WEAT is www.teucriumweatfund.com; for TAGS is www.teucriumtagsfund.com. These sites are accessible at no charge. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract, Other Interest and the amount of cash and cash equivalents held in the Fund’s portfolio. The specific types of Other Interests (in addition to futures contracts, options on futures contracts and derivative contracts) that are tied to various commodities are entered into outside of public exchanges. These “over-the-counter” contracts are entered into between two parties in private contracts. For example, unlike Futures Contracts, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party, (i.e., the risk that the other party will not be able to perform its obligations under its contract), and characteristics of such Other Interests.

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause the Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts and/or Other Interests. Other Corn Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire. Therefore, each Fund might enter into multiple and/or over-the-counter Interests intended to exactly replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate exactly with the performance of the Benchmark or the applicable Benchmark Component Futures Contract. Each Fund might also enter into or hold Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy. In addition, each Fund might enter into or hold Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons. By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of the Fund.

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

Performance Summary

This report covers the periods from January 1, 2015 to June 30, for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$26.62
Income from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(0.30)
Total expenses	(0.45)
Net decrease in net asset value	(0.74)
Net asset value end of period	$25.88
Total Return	(2.78)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.70%
Total expenses, net	3.70%
Net investment loss	(3.62)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$20.79
Income from investment operations:
Investment income	0.00
Net realized and unrealized loss on commodity futures contracts	0.05
Total expenses	(0.24)
Net decrease in net asset value	(0.19)
Net asset value at end of period	$20.60
Total Return	(0.91)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.60%
Total expenses, net	2.49%
Net investment loss	(2.43)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$11.83
Income from investment operations:
Investment income	0.00
Net realized and unrealized loss on commodity futures contracts	(2.24)
Total expenses	(0.10)
Net decrease in net asset value	(2.34)
Net asset value at end of period	$9.49
Total Return	(19.78)%
Ratios to Average Net Assets (Annualized)
Total expenses	7.78%
Total expenses, net	1.86%
Net investment loss	(1.78)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$12.72
Income from investment operations:
Investment income	0.00
Net realized and unrealized loss on commodity futures contracts	(0.31)
Total expenses	(0.20)
Net decrease in net asset value	(0.51)
Net asset value at end of period	$12.21
Total Return	(4.01)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.93%
Total expenses, net	3.65%
Net investment loss	(3.57)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$33.05
Income from investment operations:
Investment income	0.00
Net realized and unrealized loss on investment transactions	(2.12)
Total expenses	(0.07)
Net decrease in net asset value	(2.19)
Net asset value at end of period	$30.86
Total Return	(6.63)%
Ratios to Average Net Assets (Annualized)
Total expenses	11.05%
Total expenses, net	0.50%
Net investment loss	(0.50)%

The performance of each Fund for these periods and the exchange-traded Shares are detailed below in “Results of Operations.” Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014.  The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS operated for the entirety of all periods.  The combined results of operations for the Trust include NAGS and CRUD for the three and six months ended June 30, 2014 as these funds did not liquidate until after December 21, 2014.

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

The Funds generally pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, financial reporting and related accounting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing financial reporting and related accounting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations.  These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part I of this filing.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

The Funds, with the exception of CORN, have, in the past, been billed by the current Custodian and Fund Administrator, the Bank of New York Mellon, less than the maximum contract rate for Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”).  In addition, the Sponsor has, for some Funds, paid certain Custodian Fees on behalf of the Fund and reflected these as waived.  The Funds anticipate that, effective on a date prior to December 31, 2015 (the “Servicing Conversion Date”), U.S. Bank National Association (“U.S. Bank”), whose address is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212, will replace the Bank of New York Mellon as the Funds’ Custodian. Given this anticipated conversion, the Sponsor has reflected an initial estimate (the “estimate”) of an amount that may be due to the Bank of New York Mellon for all Funds in future periods, other than CORN which has reflected accruals at the maximum contract rate in all periods, in Custodian Fees on the financial statements of the Funds in the quarter ended June 30, 2015 and then permanently waived a portion or all of these Custodian Fees.  Any amounts waived are included as expenses waived by the Sponsor.  The Sponsor anticipates that there will be adjustments to the estimate in future periods of 2015, but that the expense, net of expenses waived by the Sponsor, will be generally as presented in the quarter-ended June 30, 2015.

Beginning on the Servicing Conversion Date, U.S. Bank will hold for each Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. In addition, effective on the Servicing Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, will serve as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds. Effective on the Servicing Conversion Date, USBFS will also become the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

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

On June 30, 2015, the Fund had 3,350,004 shares outstanding and net assets of $86,894,490.  This is in comparison to 2,625,004 shares outstanding and net assets of $77,422,937 on June 30, 2014 and 3,200,004 shares outstanding with net assets of $79,213,767 on March 31, 2015.  Shares outstanding increased by 725,000 and 28% for the period of 2015 when compared to 2014 and by 150,000 shares and 5% compared to March 31, 2015.  This increase was, in the opinion of management, due to market concerns regarding yields and planted acres for the 2015-16 crop year as opposed to market and USDA initial estimates, in conjunction with relatively lower prices.

Total net assets for the Fund were $86,694,490 on June 30, 2015, compared to $77,422,937 on June 30, 2014. The Net Asset Values (“NAV”) per share related to these balances were $25.88 and $29.49 respectively. This represents an increase in total net assets for the period ending June 30, 2015 versus 2014 of 12% which was driven by a combination of an increase in the number of shares outstanding and a change in the NAV per share which decreased by ($3.61) or 12%.  The closing prices per share for 2015 and 2014, as reported by the NYSE Arca, were $25.85 and $29.43, respectively.  The change from June 30, 2015 over the prior year was a 12% decrease.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2015 and serves to illustrate the relative changes of these components.

The total income for the three-month period ended June 30, 2015 was $4,832,415 resulting from the realized loss on commodity futures contracts totaling ($4,730,787), which was more than offset by a net change in unrealized appreciation of commodity futures contracts of $9,539,463. The total loss for the six-month period ended June 30, 2015 was ($811,735) resulting primarily from a realized loss on commodity futures contracts totaling ($4,328,925), offset by a net change in unrealized appreciation of commodity futures contracts of $3,486,638.  For the same periods in 2014, respectively, the total loss was ($13,313,169) and ($934,209). Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for the three and six-month periods ended June 30, 2015 was $23,739 and $30,552.  In 2014, these amounts were $8,819 and $19,020.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts offered by the Custodian beginning in the second quarter of 2015.  These accounts had slightly higher overnight deposit rates than were available in the Dreyfus Cash Management – Institutional product that had been utilized solely in the past.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2015 were $767,280; total expenses for the same period in 2014 were $821,336. This represents a ($54,056) or 7% decrease for 2015 over 2014.   The decrease was driven primarily by a ($63,062) or 25% decrease in the management fee paid to the Sponsor as a result of lower average net assets, a ($34,110) or 10% decrease in distribution and marketing fees and a ($21,385) or 100% decrease in brokerage expenses due to changes in the roll procedures for certain contracts instituted by the Sponsor; these were partially offset by a $40,235 or 32% increase in professional fees due to the timing of payments related to auditing, legal and tax preparation fees and an $18,056 or 52% increase in general and administrative expenses. The decreases in operating expenses, other than that related to the management fee, were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 3.99% in 2015 and 3.23% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2015 were $1,540,334; total expenses for the same period in 2014 were $1,542,138. This represents a ($1,804) or 0% decrease for 2015 over 2014.   The decrease was primarily driven by a ($34,709) or 8% decrease in the management fee paid to the Sponsor as a result of lower average net assets, a ($148,555) or 24% decrease in distribution and marketing fees, a ($19,194) or 17% decrease in general and administrative expenses and a ($10,285) or 31% decrease in brokerage expenses.  These were partially offset by a $219,295 or 100% increase in professional fees due to the timing of payments related to auditing, legal and tax preparation fees. The decreases in operating expenses, other than the management fee, were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.70% in 2015 and 3.40% in 2014.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-months ended June 30, 2015, the Sponsor waived $0 fees; for the same period in 2014, the Sponsor waived $0 fees. For the six-months ended June 30, 2015, the Sponsor waived $0 fees; for the same period in 2014, the Sponsor waived $0 fees.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the three-month period for 2015 and 2014 were $767,280 and $959,791 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.99% in the period for 2015 and 3.78% in 2014.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the six-month period for 2015 and 2014 were $1,540,334 and $1,843,453 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.70% in the period for 2015 and 4.07% in 2014.

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

For the year ended December 31, 2013, there were $426,248 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2014.  At that time, the Sponsor had determined that recovery of the expense amounts was not probable.  In the three and six months ended June 30, 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $138,455 and $301,315, respectively, from the Fund.  This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On June 30, 2015, the Fund had 350,004 shares outstanding and net assets of $7,211,073.  This is in comparison to 225,004 shares outstanding and net assets of $5,434,499 on June 30, 2014 and 325,004 shares outstanding with net assets of $6,375,443on March 31, 2015.  Shares outstanding increased by 125,000 and 56% for the period of 2015 when compared to 2014 and by 25,000 shares and 8% compared to March 31, 2015.  This increase was, in the opinion of management, due to market concerns regarding yields and planted acres for the 2015-16 crop year as opposed to market and USDA initial estimates, in conjunction with relatively lower prices.

Total net assets for the Fund were $7,211,073 on June 30, 2015, compared to $5,434,499 on June 30, 2014. The Net Asset Values (“NAV”) per share related to these balances were $20.60 and $24.15 respectively. This represents an increase in total net assets for the period ending June 30, 2015 versus 2014 of 33% which was driven by an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by ($3.55) or 15%.  The closing prices per share for 2015 and 2014, as reported by the NYSE Arca, were $20.49 and $23.77, respectively.  The change from June 30, 2015 over the prior year was a 14% decrease.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2015 and serves to illustrate the relative changes of these components.

The total income for the three-month period ended June 30, 2015 was $387,766 resulting primarily from the realized loss on commodity futures contracts totaling ($151,338), offset by a net change in unrealized appreciation of commodity futures contracts of $537,613. The total loss for the six-month period ended June 30, 2015 was ($138,322) resulting primarily from the realized loss on commodity futures contracts totaling ($734,713), offset by a net change in unrealized appreciation of commodity futures contracts of $594,551.  For the same periods in 2014, respectively, the total loss was ($93,839) and total income was $258,001. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for the three and six-month periods ended June 30, 2015 was $1,491 and $1,840.  In 2014, these amounts were $374 and $763.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts offered by the Custodian beginning in the second quarter of 2015.  These accounts had slightly higher overnight deposit rates than were available in the Dreyfus Cash Management – Institutional product that had been utilized solely in the past.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2015 were $112,600; total expenses for the same period in 2014 were $46,310. This represents a $66,290 or 143% increase for 2015 over 2014.   The increase was driven principally by a $3,840 or 33% increase in the management fee paid to the Sponsor as a result of higher average net assets, and a $59,179 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section.  Any decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 7.29% in 2015 and 3.97% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2015 were $205,439; total expenses for the same period in 2014 were $95,032. This represents a $110,407 or 116% increase for 2015 over 2014.   The increase was driven principally by a $15,480 or 72% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $29,846 or 169% increase in distribution and marketing fees, and a $61,819 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section.  Any decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 5.60% in 2015 and 4.42% in 2014.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-months ended June 30, 2015, the Sponsor waived $65,022 fees; for the same period in 2014, the Sponsor waived $0 fees. For the six-months ended June 30, 2015, the Sponsor waived $114,172 fees; for the same period in 2014, the Sponsor waived $0 fees.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the three-month period for 2015 and 2014 were $47,578 and $51,132 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.08% in the period for 2015 and 4.38% in 2014.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the six-month period for 2015 and 2014 were $91,267 and $119,944 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 2.49% in the period for 2015 and 5.58% in 2014.

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

For the year ended December 31, 2013, there were $68,857 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014.  At that time, the Sponsor had determined that recovery of the expense amounts was not probable.  In the three and six months ended June 30, 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $4,822 and $24,912, respectively, from the Fund.  This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On June 30, 2015, the Fund had 425,004 shares outstanding and net assets of $4,034,221.  This is in comparison to 200,004 shares outstanding and net assets of $3,005,673 on June 30, 2014 and 250,004 shares outstanding with net assets of $2,389,260 on March 31, 2015.  Shares outstanding increased by 225,000 and 112% for the period of 2015 when compared to 2014 and by 175,000 shares and 70% compared to March 31, 2015.  This increase in shares outstanding was, in the opinion of management, due to increased interest and investment activity as the price of the underlying commodity fell.

Total net assets for the Fund were $4,034,221 on June 30, 2015, compared to $3,005,673 on June 30, 2014. The Net Asset Values (“NAV”) per share related to these balances were $9.49 and $15.03 respectively. This represents an increase in total net assets for the period ending June 30, 2015 versus 2014 of 34% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by ($5.54) or 37%.  The closing prices per share for 2015 and 2014, as reported by the NYSE Arca, were $9.49, $15.10, respectively.  The change from June 30, 2015 over the prior year was a 37% decrease.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2015 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended June 30, 2015 was ($90,123) resulting primarily from the realized loss on commodity futures contracts totaling ($505,713), offset by a net change in unrealized appreciation of commodity futures contracts of $414,623. The total loss for the six-month period ended June 30, 2015 was ($641,889) resulting primarily from the realized loss on commodity futures contracts totaling ($839,260), offset by a net change in unrealized appreciation of commodity futures contracts of $196,212.  For the same periods in 2014, respectively, the total loss was ($28,717) and total income was $192,505. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for the three and six-month periods ended June 30, 2015 was $967 and $1,149.  In 2014, these amounts were $201 and $458.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts offered by the Custodian beginning in the second quarter of 2015.  These accounts had slightly higher overnight deposit rates than were available in the Dreyfus Cash Management – Institutional product that had been utilized solely in the past.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2015 were $86,939; total expenses for the same period in 2014 were $44,430. This represents a $42,509 or 96% increase for 2015 over 2014.   The increase was driven principally by a $1,167 or 16% increase in the management fee paid to the Sponsor as a result of higher average net assets and a$61,150 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section. These increases were offset primarily by a ($12,269) or 93% decrease in distribution and marketing fees and a ($7,893) or 99% decrease in general and administrative expenses.  The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 10.63% in 2015 and 6.30% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2015 were $115,456; total expenses for the same period in 2014 were $94,523. This represents a $20,933 or 22% increase for 2015 over 2014.   The increase was driven principally by a $1,353 or 10% increase in the management fee paid to the Sponsor as a result of higher average net assets and a $61,373 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section. These increases were offset primarily by a ($21,641) or 72% decrease in distribution and marketing fees, a ($12,118) or 93% decrease in business permits and licenses, and a ($8,235) or 96% decrease in general and administrative expenses.  The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 7.78% in 2015 and 7.00% in 2014.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-months ended June 30, 2015, the Sponsor waived $71,409 fees; for the same period in 2014, the Sponsor waived $30,939 in fees. For the six-months ended June 30, 2015, the Sponsor waived $87,825 fees; for the same period in 2014, the Sponsor waived $67,874 in fees.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the three-month period for 2015 and 2014 were $15,530 and $13,491 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 1.90% in the period for 2015 and 1.91% in 2014.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the six-month period for 2015 and 2014 were $27,631 and $26,649 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 1.86% in the period for 2015 and 1.97% in 2014.

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

On June 30, 2015, the Fund had 2,650,004 shares outstanding and net assets of $32,356,027.  This is in comparison to 1,175,004 shares outstanding and net assets of $16,174,708 on June 30, 2014 and 1,925,004 shares outstanding and net assets of $21,006,788 on March 31, 2015.  Shares outstanding increased 1,475,000 and 126% for the period of 2015 when compared to 2014 and 725,000 shares and 38% compared to March 31, 2015.  This increase was, in the opinion of management, due to market concerns regarding yields and crop quality for the 2015-16 crop year as opposed to market and USDA initial estimates, in conjunction with relatively lower prices.

Total net assets for the Fund were $32,356,027 on June 30, 2015, compared to $16,174,708 on June 30, 2014. The Net Asset Values (“NAV”) per share related to these balances were $12.21 and $13.77 respectively. This represents an increase in total net assets for the period ending June 30, 2015 versus 2014 of 100% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by ($1.56) or 11%.  The closing prices per share for 2015 and 2014, as reported by the NYSE Arca, were $12.26, $13.77, respectively.  The change from June 30, 2015 over the prior year was an 11% decrease.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2015 and serves to illustrate the relative changes of these components.

The total income for the three-month period ended June 30, 2015 was $3,893,225 resulting primarily from the realized loss on commodity futures contracts totaling ($1,556,074), offset by a net change in unrealized appreciation of commodity futures contracts of $5,441,563. The total income for the six-month period ended June 30, 2015 was $987,846 resulting primarily from the realized loss on commodity futures contracts totaling ($2,273,313), offset by a net change in unrealized appreciation of commodity futures contracts of $3,252,413.  For the same periods in 2014, respectively, the total loss was ($2,250,565) and ($532,296). Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for the three and six-month periods ended June 30, 2015 was $7,736 and $8,746.  In 2014, these amounts were $822 and $1,953.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts offered by the Custodian beginning in the second quarter of 2015.  These accounts had slightly higher overnight deposit rates than were available in the Dreyfus Cash Management – Institutional product that had been utilized solely in the past.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2015 were $236,786; total expenses for the same period in 2014 were $113,860. This represents a $139,926 or 123% increase for 2015 over 2014.   The increase was in part driven by a $30,090 or 96% increase in the management fee paid to the Sponsor as a result of higher average net assets and a$46,528 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section. In addition, there were year over year increases resulting from higher relative net assets compared to the other Funds of: 1) $12,676 or 52% in professional fees related to auditing, legal and tax preparation fees, 2) $40,971 or 110% in distribution and marketing fees, 3) $8,369 or 176% in business permits and licenses fees, and 4) $7,640 or 199% in general and administrative expenses. These increases were offset by a ($7,043) or 70% decrease in brokerage expenses which resulted from a change in the roll procedure for certain contract months which helped to reduce brokerage expenses. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.10% in 2015 and 3.62% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2015 were $440,499; total expenses for the same period in 2014 were $208,137. This represents a $232,362 or 112% increase for 2015 over 2014.   The increase was in part driven by a $55,673 or 100% increase in the management fee paid to the Sponsor as a result of higher average net assets and a$54,043 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section. In addition, there were year over year increases resulting from higher relative net assets compared to the other Funds of: 1) $71,250 or 184% in professional fees related to auditing, legal and tax preparation fees, 2) $36,680 or 50% in distribution and marketing fees, 3) $4,545 or 49% in business permits and licenses fees, and 4) $14,128 or 110% in general and administrative expenses. These increases were offset by a ($6,506) or 55% decrease in brokerage expenses which resulted from a change in the roll procedure for certain contract months which helped to reduce brokerage expenses. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.93% in 2015 and 3.70% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-months ended June 30, 2015, the Sponsor waived $17,000 fees; for the same period in 2014, the Sponsor waived $0 fees. For the six-months ended June 30, 2015, the Sponsor waived $31,300 fees; for the same period in 2014, the Sponsor waived $0 fees.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the three-month period for 2015 and 2014 were $236,786 and $130,110 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.82% in the period for 2015 and 4.14% in 2014.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the six-month period for 2015 and 2014 were $409,199 and $253,104 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.65% in the period for 2015 and 4.50% in 2014.

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

For the year ended December 31, 2013, there were $69,416 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014.  At that time, the Sponsor had determined that recovery of the expense amounts was not probable.  In the three and six months ended June 30, 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $16,250 and $44,967, respectively, from the Fund.  This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On June 30, 2015, the Fund had 50,002 shares outstanding and net assets of $1,543,193.  This is in comparison to 50,002 shares outstanding and net assets of $1,901,786 on June 30, 2014 and 50,002 shares outstanding with net assets of $1,466,604 on March 31, 2015.  Shares outstanding remained constant for all period of 2015 and 2014.  Effective August 2, 2012, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares are created.

Total net assets for the Fund were $1,543,193 on June 30, 2015, compared to $1,901,786 on June 30, 2014. The Net Asset Values (“NAV”) per share related to these balances were $30.86 and $38.03 respectively. This represents a decrease in total net assets for the period ending June 30, 2015 versus 2014 of 19% which was driven by a decrease in the NAV per share which decreased by ($7.17) or 19%.  The closing prices per share for 2015 and 2014, as reported by the NYSE Arca, were $30.88 and $37.00, respectively.  The change from June 30, 2015 over the prior year was a 17% decrease.  The closing price per share on June 30, 2014 was approximately 3% below the NAV per share, while the closing price per share was at parity with the NAV per share on June 30, 2015.

This change in the NAVs of the Underlying Funds has been driven principally by updates to the USDA’s outlook for corn, soybean and wheat prices, supply and demand. Summaries of the USDA’s most recent monthly report for corn, soybeans and wheat, which was released on July 10, 2015, are presented in the Market Outlook section of this filing.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2015 and serves to illustrate the relative changes of these components.

The total income for the three-month period ended June 30, 2015 was $78,385 resulting primarily from the realized loss on financial instruments totaling ($42,132) and a net change in unrealized appreciation on financial instruments of $120,518. The total loss for the six-month period ended June 30, 2015 was ($105,835) resulting primarily from the realized loss on financial instruments totaling ($114,318) and a net change in unrealized appreciation on financial instruments of $8,486. Total loss was ($183,325) in the three-month period ended June 30, 2014 with income of $10,272 for the six-month period in 2014.  Realized gain or loss on the financial instruments of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark.  Unrealized gain or loss on the financial instruments of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2015 were $59,576; total expenses for the same period in 2014 were $21,384. This represents a $38,192 or 179% increase for 2015 over 2014.   The increase was driven principally by a $42,034 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section and a $5,009 increase in business permits and licenses fees. These increases were offset by decreases in other operating expenses due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 16.59% in 2015 and 4.20% in 2014.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2015 were $82,191; total expenses for the same period in 2014 were $48,531. This represents a $33,660 or 69% increase for 2015 over 2014.   The increase was driven principally by a $42,051 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section. This increase was offset by decreases in other operating expenses due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 11.05% in 2015 and 4.93% in 2014.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-months ended June 30, 2015, the Sponsor waived $57,780 fees; for the same period in 2014, the Sponsor waived $18,834 in fees. For the six-months ended June 30, 2015, the Sponsor waived $78,470 fees; for the same period in 2014, the Sponsor waived $43,603 in fees.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the three-month period for 2015 and 2014 were $1,796 and $2,550 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.50% in the period for 2015 and 0.50% in 2014.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the six-month period for 2015 and 2014 were $3,721 and $4,928 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.50% in the period for 2015 and 0.50% in 2014.

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

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2015-16, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 35% of all the corn globally, about 14% will be exported.  For 2015-2016, global consumption of 991.1 Million Metric Tons (MMT) is expected to exceed global production of 987.1 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine.  Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia.

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

On July 10, 2015, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Years 2014-15 and 2015-16. The USDA has projected the 2015-16 yield to be 168.6 bushels per acre for the U.S, a significant increase over prior years, but slightly down from the 171.0 in 2014-15, with 88.9 million acres planted and 81.1 million harvested. The total domestic supply of corn for 2015-16 is projected to be 15,334 million bushels; usage for the crop year is projected to increase slightly to 13,735 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory for 2015-16 will be slightly lower than 2014-15 at 1,599 million bushels.  The USDA’s projected 2015-16 “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 42.5 days, up significantly from the 33.0 days for 2013-2014 but down slightly from the 47.4 projected for 2014-15.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China.  The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2015-2016, the United States will produce approximately 105.7 MMT of soybeans or approximately 33% of estimated world production, with Brazil production at 97 MMT. Argentina is projected to produce about 57 MMT. For 2015-2016, consumption of 306.2 MMT is expected to be surpassed by global production of 318.9 MMT.  If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On July 10, 2015, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Years 2014-15 and 2015-16. The USDA has projected the 2015-16 yield to be 46.0 bushels per acre for the U.S, slightly down from the 47.8 in 2014-15, with 85.1 million acres planted and 84.4 million harvested. The total domestic supply of soybeans for 2015-16 is projected to be 4,170 million bushels; usage for the crop year is projected to fall slightly from 2014-15 to 3,744 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory for 2015-16 will increase over 2014-15 and prior years to 425 million bushels.  The USDA’s projected 2015-16 “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 41.4 days, up significantly from the 9.7 days for 2013-2014 and the 24.3 projected for 2014-15.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the FSU-12, including the Ukraine, and India.  The United States Department of Agriculture (“USDA”) estimates that for 2015-2016, that the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 8% of the global production, with almost half of that being exported. For 2015-2016, consumption of 714.2 MMT is estimated to be surpassed by production of 722.0 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

            Taking the current market value of its total assets, andOn July 10, 2015, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Years 2014-15 and 2015-16. The USDA has projected the 2015-16 yield to be 44.3 bushels per acre for the U.S, slightly up from the 43.7 in 2014-15, with 56.1 million acres planted and 48.5 million harvested. The total domestic supply of wheat for 2015-16 is projected to be 3,031 million bushels; usage for the crop year is projected to increase slightly from 2014-15 to 2,189 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory for 2015-16 will increase over 2014-15 and prior years to 842 million bushels.  The USDA’s projected 2015-16 “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 140.4 days, up from the 88.6 days for 2013-2014 and the 136.9 projected for 2014-15.

Calculating NAV

The NAV of each Fund is calculated by:

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

The value of over-the-counter Interests will be determined based on the value of the commodity or Futures Contract underlying such Interest, except that a fair value may be determined if the Sponsor believes that a Fund is subject to significant credit risk relating to the counterparty to such Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV of a specific Fund where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract of such Fund closes at its price fluctuation limit for the day. Treasury Securities held by the Fund are valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  The NAV includes any unrealized profit or loss on open Interests and any other credit or debit accruing to each Fund but unpaid or not received by the Fund.

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

In determining fair value, the Trust uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels: a) Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities and financial instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities and financial instruments does not entail a significant degree of judgment, b) Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly, and c) Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. See the notes within the financial statements for further information.

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

8.

Due from/to broker for investments in financial instruments are securities transactions pending settlement. The Trust and TAGS are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counterparties. Since the inception of the Fund, the principal broker through which the Trust and TAGS clear securities transactions for TAGS is the Bank of New York Mellon Capital Markets.

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

Credit Risk

When any of the Funds enter into Commodity Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. For purposes of credit risk, the counterparty for the Futures Contracts traded on the CBOT, NYMEX, and ICE is the clearinghouse associated with those exchanges. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange-traded futures contracts, the counterparty to an over-the-counter Corn Interest contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in over-the-counter transactions. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to any of the Funds.

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

Effective February 6, 2015, the Sponsor transferred all futures contracts from Societe Generale to Jefferies LLC (“Jefferies”) and Jefferies served as the FCM for the Funds, as discussed in Part I of this filing.  On April 9, 2015, Jefferies Group, LLC announced that it had entered into a definitive agreement to have Societe Generale SA acquire the assets of its futures unit, including its FCM operations.  Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Funds’ FCM and the clearing broker to execute and clear the Funds’ futures and provide other brokerage-related services.

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

Beginning in the quarter-ended June 30, 2015, the Sponsor invested, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts offered by the Custodian beginning in the second quarter of 2015.  These accounts had slightly higher overnight deposit rates than were available in the Dreyfus Cash Management – Institutional product that had been utilized solely in the past.

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

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association.  At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges.  The CFTC has delegated to the NFA responsibility for the registration of CPOs and FCMs and their respective associated persons.  The Sponsor and the Fund’s clearing broker are members of the NFA.  As such, they will be subject to NFA standards relating to fair trade practices, financial condition and consumer protection.    The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members.  Neither the Trust nor the Funds are required to become a member of the NFA.The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of a Fund to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act, and it continues to issue proposed versions of additional rules that it has authority to promulgate. The CFTC has issued final rules under the Dodd-Frank Act relating to recordkeeping and reporting of swap transactions, mandatory clearing of certain classes of credit default swaps and interest rate swaps, as well as the definition of key terms such as “swap” and “swap dealer.” Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests,  including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the over-the-counter market.

The CFTC published final rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and "major swap participants” to:  1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties, such as the Funds, in the form of higher fees and expenses that relate to trading swaps.

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

The Dodd-Frank Act requires the CFTC, the SEC and the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (including many over-the-counter swaps). The proposed rules would require swap dealers and major swap participants to collect both variation and initial margin from certain of their financial entity counterparties such as one of the Funds.  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

Management believes that as of June 30, 2015 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

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

Currently, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Funds may be limited with respect to the size of their investments in any commodity subject to these limits.  Finally, subject to certain narrow exceptions, the Proposed Aggregation Requirements would require the aggregation, for purposes of the position limits, of all positions in Reference Contracts of the 28 regulated commodities held by a single entity and its affiliates, regardless of whether such positions exist on US futures exchanges, non-US futures exchanges, or in over-the-counter swaps.  Under the CFTC’s existing position limit requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding.  At this time, it is unclear how the Proposed Aggregation Requirements may affect the Fund, but it may be substantial and adverse.  By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of the Fund to meet its respective investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Fund.

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

Off Balance Sheet Financing

As of June 30, 2015, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

The Funds anticipate that, effective on a date prior to December 31, 2015 (the “Servicing Conversion Date”), U.S. Bank National Association (“U.S. Bank”), whose address is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212, will replace the Bank of New York Mellon as the Funds’ Custodian. Beginning on the Servicing Conversion Date, U.S. Bank will hold for each Fund its Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. In addition, effective on the Servicing Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, will serve as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds. Effective on the Servicing Conversion Date, USBFS will also become the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

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

During the period from January 1, 2015 through June 30, 2015 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of June 30, 2015. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	June 30, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures SEP15	1,464	4.2200	$ 30,890,400	$ 27,801,360	$ 26,256,840	$ 24,712,320	$ 33,979,440	$ 35,523,960	$ 37,068,480
CBOT Corn Futures DEC15	1,223	4.3150	$ 26,386,225	$ 23,747,603	$ 22,428,291	$ 21,108,980	$ 29,024,848	$ 30,344,159	$ 31,663,470
CBOT Corn Futures DEC16	1,368	4.3075	$ 29,463,300	$ 26,516,970	$ 25,043,805	$ 23,570,640	$ 32,409,630	$ 33,882,795	$ 35,355,960
Total CBOT Corn Futures			$ 86,739,925	$ 78,065,933	$ 73,728,936	$ 69,391,940	$ 95,413,918	$ 99,750,914	$ 104,087,910

Shares outstanding			3,350,004	3,350,004	3,350,004	3,350,004	3,350,004	3,350,004	3,350,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$ 25.89	$ 23.30	$ 22.01	$ 20.71	$ 28.48	$ 29.78	$ 31.07
Total Net Asset Value per Share as reported			$ 25.88
Change in the Net Asset Value per Share				-$2.59	-$3.88	-$5.18	$2.59	$3.88	$5.18

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

SOYB:

	June 30, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures NOV15	49	$ 10.3725	$ 2,541,262	$ 2,287,136	$ 2,160,073	$ 2,033,010	$ 2,795,388	$ 2,922,451	$ 3,049,514
CBOT Soybean Futures JAN16	42	$ 10.4225	$ 2,188,725	$ 1,969,853	$ 1,860,416	$ 1,750,980	$ 2,407,598	$ 2,517,034	$ 2,626,470
CBOT Soybean Futures NOV16	51	$ 9.6900	$ 2,470,950	$ 2,223,855	$ 2,100,308	$ 1,976,760	$ 2,718,045	$ 2,841,593	$ 2,965,140
Total CBOT Soybean Futures			$ 7,200,937	$ 6,480,843	$ 6,120,796	$ 5,760,750	$ 7,921,031	$ 8,281,078	$ 8,641,124

Shares outstanding			350,004	350,004	350,004	350,004	350,004	350,004	350,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$20.57	$18.52	$17.49	$16.46	$22.63	$23.66	$24.69
Total Net Asset Value per Share as reported			$20.60
Change in the Net Asset Value per Share				-$2.06	-$3.09	-$4.11	$2.06	$3.09	$4.11

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.97%	9.99%	14.98%	19.97%

CANE:

	June 30, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAR16	92	$0.1376	$ 1,417,831	$ 1,276,048	$ 1,205,156	$ 1,134,265	$ 1,559,614	$ 1,630,506	$ 1,701,397
ICE #11 Sugar Futures MAY16	78	$0.1382	$ 1,207,315	$ 1,086,584	$ 1,026,218	$ 965,852	$ 1,328,047	$ 1,388,412	$ 1,448,778
ICE #11 Sugar Futures MAR17	86	$0.1456	$ 1,402,419	$ 1,262,177	$ 1,192,056	$ 1,121,935	$ 1,542,661	$ 1,612,782	$ 1,682,903
Total ICE #11 Sugar Futures			$ 4,027,565	$ 3,624,809	$ 3,423,430	$3,222,052	$ 4,430,322	$ 4,631,700	$ 4,833,078

Shares outstanding			425,004	425,004	425,004	425,004	425,004	425,004	425,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$9.48	$8.53	$8.06	$7.58	$10.42	$10.90	$11.37
Total Net Asset Value per Share as reported			$9.49
Change in the Net Asset Value per Share				-$0.95	-$1.42	-$1.90	$0.95	$1.42	$1.90

Percent Change in the Net Asset Value per Share				-9.98%	-14.98%	-19.97%	9.98%	14.98%	19.97%

WEAT:

	June 30, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures SEP15	369	$ 6.1575	$ 11,360,588	$ 10,224,529	$ 9,656,499	$ 9,088,470	$ 12,496,646	$ 13,064,676	$ 13,632,705
CBOT Wheat Futures DEC15	312	$ 6.2200	$ 9,703,200	$ 8,732,880	$ 8,247,720	$ 7,762,560	$ 10,673,520	$ 11,158,680	$ 11,643,840
CBOT Wheat Futures DEC16	352	$ 6.4100	$ 11,281,600	$ 10,153,440	$ 9,589,360	$ 9,025,280	$ 12,409,760	$ 12,973,840	$ 13,537,920
Total CBOT Wheat Futures			$ 32,345,388	$ 29,110,849	$27,493,579	$25,876,310	$35,579,926	$ 37,197,196	$ 38,814,465

Shares outstanding			2,650,004	2,650,004	2,650,004	2,650,004	2,650,004	2,650,004	2,650,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$12.21	$10.99	$10.37	$9.76	$13.43	$14.04	$14.65
Total Net Asset Value per Share as reported			$12.21
Change in the Net Asset Value per Share				-$1.22	-$1.83	-$2.44	$1.22	$1.83	$2.44

Percent Change in the Net Asset Value per Share				-10.00%	-14.99%	-19.99%	10.00%	14.99%	19.99%

TAGS:

	June 30, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2015	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	15,083	$ 25.8789	$ 390,332	$ 351,299	$ 331,782	$ 312,266	$ 429,365	$ 448,882	$ 468,398
Teucrium Soybean Fund	18,481	$ 20.6035	$ 380,760	$ 342,684	$ 323,646	$ 304,608	$ 418,836	$ 437,874	$ 456,912
Teucrium Sugar Fund	36,924	$ 9.4921	$ 350,486	$ 315,438	$ 297,913	$ 280,389	$ 385,535	$ 403,059	$ 420,584
Teucrium Wheat Fund	33,787	$ 12.2097	$ 412,533	$ 371,279	$ 350,653	$ 330,026	$ 453,786	$ 474,412	$ 495,039
Total value of shares of the Underlying Funds			$ 1,534,111	$ 1,380,700	$ 1,303,994	$ 1,227,289	$ 1,687,522	$ 1,764,228	$ 1,840,933

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$30.68	$27.61	$26.08	$24.54	$33.75	$35.28	$36.82
Total Net Asset Value per Share as reported			$30.86
Change in the Net Asset Value per Share				-$3.07	-$4.60	-$6.14	$3.07	$4.60	$6.14

Percent Change in the Net Asset Value per Share				-9.94%	-14.91%	-19.88%	9.94%	14.91%	19.88%

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

For the three months and six months ended June 30, 2015, the only counterparty risk to which the Funds were subject was that in association with EFRPs as described above.

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

A Fund must pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Each Fund, excluding TAGS, is also contractually obligated to pay a management fee to the Sponsor. Such fees may be waived by the Sponsor at its discretion. Accordingly, each Fund must realize interest income and/or gains on Commodity Interests sufficient to cover these fees and expenses before it can earn any profit.

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

A Fund may not always be able to liquidate its positions in its investments at the desired price. As to futures contracts, it may be difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. Limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and price fluctuation limits, may contribute to a lack of liquidity with respect to some exchange-traded commodity Interests. In addition, over-the-counter contracts may be illiquid because they are contracts between two parties and generally may not be transferred by one party to a third party without the counterparty’s consent. Conversely, a counterparty may give its consent, but the Fund still may not be able to transfer an over-the-counter Commodity Interest to a third party due to concerns regarding the counterparty’s credit risk.

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

Over-the-counter contracts may have terms that make them less marketable than Futures Contracts. Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and diminish the ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations. In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

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

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for investments at any one time in Corn Futures Contracts are 600 spot month contracts, 33,000 contracts expiring in any other single month, and 33,000 total for all months However, under rules proposed by the CFTC, Corn Futures Contracts, and over-the-counter corn contracts will be subject to a single position limit. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against corn-related losses or as a way to indirectly invest in corn.

The Fund does not intend to limit the size of the offering and will attempt to expose substantially all of its proceeds to the corn market utilizing Corn Interests. If the Fund encounters position limits, accountability levels, or price fluctuation limits for Corn Futures Contracts on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Corn Interests and/or Corn Futures Contracts listed on foreign exchanges. However, the Corn Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Corn Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

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

The CFTC and U.S. designated contract markets have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control.  For example, the current position limit for investments at any one time in the Soybean Futures Contracts are 600 spot month contracts, 15,000 contracts expiring in any other single month, and 15,000 total for all months.   However, under rules proposed by the CFTC, Soybean Futures Contracts and over-the-counter soybean contracts will be subject to a single position limit. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark.  This may in turn prevent you from being able to effectively use the Fund as a way to hedge against soybean-related losses or as a way to indirectly invest in soybeans.

If the Fund encounters position limits or price fluctuation limits for Soybean Futures Contracts on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Soybean Interests and/or Soybean Futures Contracts listed on foreign exchanges.  However, the Soybean Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices.  In addition, the Soybean Futures Contracts available on these exchanges may be subject to their own position limits or similar restrictions.  In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

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

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control.  For example, the current position limit for investments at any one time in CBOT Wheat Futures Contracts are 600 spot month contracts, 12,000 contracts expiring in any other single month and 12,000 contracts total for all months. However, under rules proposed by the CFTC, Wheat Futures Contracts and over-the-counter wheat contracts will be subject to a single position limit. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

If the Fund encounters position limits, accountability levels, or price fluctuation limits for Wheat Futures Contracts on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Wheat Interests and/or Wheat Futures Contracts listed on foreign exchanges.  However, the Wheat Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices.  In addition, the Wheat Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels.  In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

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

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013. From June 9, 2010 (the commencement of operations) through March 31, 2015, 11,350,000 Shares of the Fund were sold at an aggregate offering price of $395,594,299. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2015 in an amount equal to $600,011, resulting in net offering proceeds of $394,994,288. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through March 31, 2015, 1,425,000 Shares of the Fund were sold at an aggregate offering price of $33,407,620.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2015 in an amount equal to $40,945, resulting in net offering proceeds of $33,366,675.  The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through June 30, 2015, 675,000 Shares of the Fund were sold at an aggregate offering price of $11,719,030.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2015 in an amount equal to $13,568, resulting in net offering proceeds of $11,705,462.   The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through June 30, 2015, 4,550,000 Shares of the Fund were sold at an aggregate offering price of $63,598,806.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2015 in an amount equal to $62,730, resulting in net offering proceeds of $63,536,076.   The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. From March 28, 2012 (the commencement of the offering) through June 30, 2015, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2015 in an amount equal to $5,931, resulting in net offering proceeds of $17,700,647. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for the three months ended June 30, 2015:

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2015	75,000	$24.63	N/A	N/A
May 1 to May 31, 2015	-	$-	N/A	N/A
June 1 to June 30, 2015	-	$-	N/A	N/A
Total	75,000	$24.63

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2015	-	$-	N/A	N/A
May 1 to May 31, 2015	50,000	$19.13	N/A	N/A
June 1 to June 30, 2015	-	$-	N/A	N/A
Total	50,000	$19.13

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2015	-	$-	N/A	N/A
May 1 to May 31, 2015	-	$-	N/A	N/A
June 1 to June 30, 2015	100,000	$10.66	N/A	N/A
Total	100,000	$10.66

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

Date: August 10, 2015

131