Form 10-Q
period 2015-09-30
Teucrium Commodity Trust
filed 2015-11-09
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of November 6, 2015
Teucrium Corn Fund	2,925,004
Teucrium Sugar Fund	400,004
Teucrium Soybean Fund	400,004
Teucrium Wheat Fund	2,825,004
Teucrium Agricultural Fund	50,002

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$100,066,158	$142,423,637
Interest receivable	5,626	9,995
Restricted cash	381,462	-
Other assets	1,031,817	592,812
Equity in trading accounts:
Commodity futures contracts	1,409,605	4,381,263
Due from broker	11,824,216	2,966,006
Total equity in trading accounts	13,233,820	7,347,269
Total assets	$114,718,884	$150,373,713

Liabilities
Management fee payable to Sponsor	87,178	131,827
Other liabilities	9,165	138,906
Payable for shares redeemed	-	1,996,185
Equity in trading accounts:
Commodity futures contracts	5,192,144	2,694,018
Due to broker	-	60,805
Total equity in trading accounts	5,192,144	2,754,823
Total liabilities	5,288,487	5,021,741

Net assets	$109,430,397	$145,351,972

The accompanying notes are an integral part of these combined financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

September 30, 2015
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $6,140,985)	$6,140,985	5.61%	6,140,985

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY16 (1,034 contracts)	$314,188	0.29%	$20,964,350
CBOT corn futures DEC16 (1,197 contracts)	545,887	0.50	24,598,350

United States soybean futures contracts
CBOT soybean futures MAR16 (48 contracts)	42,925	0.04	2,153,400

United States sugar futures contracts
ICE sugar futures JUL16 (78 contracts)	38,405	0.04	1,111,219

United States wheat futures contracts
CBOT wheat futures MAY16 (327 contracts)	468,200	0.43	8,571,488
Total commodity futures contracts	$1,409,605	1.30%	$57,398,807

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR16 (1,227 contracts)	$3,068,988	2.80%	$24,463,313

United States soybean futures contracts
CBOT soybean futures JAN16 (56 contracts)	147,838	0.14	2,503,200
CBOT soybean futures NOV16 (57 contracts)	199,562	0.18	2,545,763

United States sugar futures contracts
ICE sugar futures MAY16 (91 contracts)	57,971	0.05	1,304,576
ICE sugar futures MAR17 (87 contracts)	172,010	0.16	1,296,926

United States wheat futures contracts
CBOT wheat futures MAR16 (385 contracts)	1,000,625	0.91	10,000,375
CBOT wheat futures DEC16 (363 contracts)	545,150	0.50	9,937,125
Total commodity futures contracts	$5,192,144	4.74%	$52,051,278

			Shares
Exchange-traded funds*
Teucrium Corn Fund	$329,729	0.30%	14,008
Teucrium Soybean Fund	332,355	0.30	18,481
Teucrium Sugar Fund	358,874	0.33	41,024
Teucrium Wheat Fund	335,145	0.31	33,237
Total exchange-traded funds (cost $2,193,554)	$1,356,103	1.24%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income
Realized and unrealized loss on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(1,464,716)	$(19,450,244)	$(9,640,928)	$(14,349,410)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(12,999,597)	(10,588,412)	(5,469,783)	(16,254,579)
Interest income	80,676	8,463	122,964	31,284
Total loss	(14,383,637)	(30,030,193)	(14,987,747)	(30,572,705)

Expenses
Management fees	298,551	315,995	879,464	877,945
Professional fees	298,053	267,140	910,602	620,272
Distribution and marketing fees	525,681	496,661	1,161,981	1,269,569
Custodian fees and expenses	326,798	43,310	618,612	121,314
Business permits and licenses fees	10,125	17,520	77,246	150,141
General and administrative expenses	88,520	55,147	224,722	215,625
Brokerage commissions	5,351	52,243	36,775	99,845
Other expenses	17,771	26,261	45,367	56,080
Total expenses	1,570,850	1,274,277	3,954,769	3,410,791

Expenses waived by the Sponsor	(369,619)	(181,352)	(681,386)	(408,686)
Reimbursement of expenses previously waived	-	8,559	-	379,753

Total expenses, net	1,201,231	1,101,484	3,273,383	3,381,858

Net loss	$(15,584,868)	$(31,131,677)	$(18,261,130)	$(33,954,563)

The accompanying notes are an integral part of these combined financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Operations
Net loss	$(18,261,130)	$(33,954,563)
Capital transactions
Issuance of Shares	29,655,798	172,806,601
Redemption of Shares	(47,316,245)	(62,200,943)
Net change in the cost of the Underlying Funds	2	9,308
Total capital transactions	(17,660,445)	110,614,966

Net change in net assets	(35,921,575)	76,660,403

Net assets, beginning of period	145,351,972	64,866,910

Net assets, end of period	$109,430,397	$141,527,313

The accompanying notes are an integral part of these combined financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(18,261,130)	$(33,954,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	5,469,783	16,254,579
Changes in operating assets and liabilities:
Due from broker	(8,858,210)	(18,822,664)
Interest receivable	8,961	(3,734)
Restricted cash	(381,462)	-
Other assets	(443,833)	(338,960)
Due to broker	(60,805)	(97,602)
Management fee payable to Sponsor	(44,649)	57,170
Other liabilities	(129,504)	13,406
Net cash used in operating activities	(22,700,849)	(36,892,368)

Cash flows from financing activities:
Proceeds from sale of Shares	29,655,798	172,806,601
Redemption of Shares	(49,312,430)	(62,200,943)
Net change in cost of the Underlying Funds	2	9,308
Net cash (used in) provided by financing activities	(19,656,630)	110,614,966

Net change in cash and cash equivalents	(42,357,479)	73,722,598
Cash and cash equivalents, beginning of period	142,423,637	58,707,245
Cash and cash equivalents, end of period	$100,066,158	$132,429,843

 The accompanying notes are an integral part of these combined financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

September 30, 2015
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

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. On September 30, 2014, subsequent registration statements for CANE, SOYB and WEAT were declared effective by the SEC.

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

The accompanying unaudited combined financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Liquidation of Funds

On December 18, 2014 the Teucrium WTI Crude Oil Fund ("CRUD") and the Natural Gas Fund ("NAGS"), both series of the Trust ceased trading on the NYSE Arca and the Sponsor liquidated all commodity futures contracts held by these funds. All positions were sold through an exchange to unrelated parties. On December 22, 2014 the Administrator and Custodian proceeded to distribute cash to all shareholders in an amount equal to each shareholder’s pro rata interest in the respective fund. On December 30, 2014, the Sponsor completed the liquidation of all of the assets of NAGS and CRUD. During the nine months ended September 30, 2014, NAGS recognized $700,365 in redemptions and $0 in subscriptions and CRUD did not recognize any subscriptions or redemptions during the same period. There were zero assets and liabilities as of December 31, 2014. The Form 15 was filed with the SEC on January 9, 2015.

The following summarized financial information presents the results of operations for NAGS and other data for the three and nine months ended September 30, 2014, which have been included in continuing operations for the 2014 periods presented.

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Total (Loss) Income	$(103,989)	$162,100
Total Expenses	$38,468	$106,877
Total Expenses, net	$4,416	$17,628
Net (Loss) Income	$(108,405)	$144,472

The following summarized financial information presents the results of operations for CRUD and other data for the three and nine months ended September 30, 2014, which have been included in continuing operations for the 2014 periods presented.

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Total Loss	$(223,585)	$(16,182)
Total Expenses	$38,294	$118,038
Total Expenses, net	$8,309	$27,392
Net Loss	$(231,894)	$(43,574)

Note 3 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  In addition, effective on the Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

Given this conversion, the Sponsor has, in the quarter-ended September 30, 2015, reflected an adjusted estimate of the fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through September 30, 2015, net of expenses waived by the Sponsor, is generally as had been presented in prior periods of 2015 as discussed in the Form 10-Q for the period ended June 30, 2015.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund.

For the three months ended September 30, such expenses include both the fees for the Bank of New York Mellon and U.S. Bank, which are recorded in custodian fees and expenses on the combined statements of operations, the Funds recognized $326,798 in 2015 and $43,310 in 2014, respectively, of these expenses $257,550 in 2015 and $5,537 in 2014 were waived by the Sponsor. For the nine months ended September 30, the Funds recognized $618,612 in 2015 and $121,315 in 2014, respectively, of these expenses $445,550 in 2015 and $13,924 in 2014 were waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, such expenses, which are recorded in distribution and marketing fees on the combined statements of operations, the Funds recognized $34,805 in 2015 and $37,350 in 2014, respectively, of these expenses $1,922 in 2015 and $3,248 in 2014 were waived by the Sponsor. For the nine months ended September 30, the Funds recognized $112,554 in 2015 and $116,673 in 2014, respectively, of these expenses $5,617 in 2015 and $7,659 in 2014 were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies, SG and Newedge was paid $8.00 per round turn, and WTI Crude Oil and Natural Gas Futures Contracts Newedge was paid $6.00 per round turn. For the three months ended September 30, such expenses, which are recorded in brokerage commissions on the combined statements of operations, totaled $5,351 in 2015 and $52,243 in 2014 for these services and was paid by the Funds. For the nine months ended September 30, the funds recognized $36,775 in 2015 and $99,845 in 2014 for these services and was paid by the Funds.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and nine months ended September 30, 2015 the Funds did not recognize any expense for these services. For the three and nine months ended September 30, 2014, the Funds recognized $3,300 for these services, $81 of this expense was waived by the Sponsor. This expense is recorded in business permits and licenses fees on the combined statements of operations.

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on a combined basis in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, CANE, SOYB, WEAT and TAGS. Refer to the accompanying separate financial statements for each Fund for more detailed information. For the periods represented by the financial statements herein the operations of the Trust contain the results of CORN, NAGS, CRUD, SOYB, CANE, WEAT, and TAGS except for eliminations for TAGS as explained below for the months during which each Fund was in operation. CRUD and NAGS were in operation for the three and nine month periods presented in 2014, the results are presented in the Trust combined financial statements.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in the results of operations. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2015 and 2014.

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

CORN: 50,000 shares representing 2 baskets
SOYB: 50,000 shares representing 2 baskets
CANE: 50,000 shares representing 2 baskets
WEAT: 50,000 shares representing 2 baskets
TAGS: 50,000 shares representing 2 baskets (at minimum level as of September 30, 2015 and 2014)

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Each Fund is a series of the Trust, which has the balance of its assets on deposit with banks. The Trust had a balance of $6,140,985 and $142,419,068 in money market funds at September 30, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand-deposit savings accounts, which is classified as cash and not as cash equivalents. The Funds had a balance of $93,925,173 in demand-deposit savings accounts on September 30, 2015. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

Restricted Cash

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  Per the amended agreement between the Sponsor and The Bank of New York Mellon dated August 14, 2015, certain cash amounts for each Fund, except in the case of TAGS, are to remain at The Bank of New York Mellon until amounts for services and early termination fees are paid.  The amended agreement allows for payments for such amounts owed to be made through December 31, 2017. Cash balances that are held in custody at The Bank of New York Mellon under this amended agreement are reflected on the Statements of Assets and Liabilities of the Fund and the Trust as Restricted Cash.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing financial reporting and related accounting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the three months ended September 30, such expenses, which are primarily included as distribution and marketing fees, totaled $371,374 in 2015 and $293,324 in 2014; of these amounts, $15,253 and $19,549, respectively, were waived by the Sponsor. For the nine months ended September 30, such expenses totaled $1,220,938 in 2015 and $1,066,480 in 2014; of these amounts, $57,024 and $62,423, respectively, were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the closing net asset value.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the three months ended September 30, 2015, there were $369,619 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor.  These were specifically: $16,584 for CORN, $129,551 for SOYB, $109,353 for CANE, $10,874 for WEAT and $103,257 for TAGS.  The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three months ended September 30, 2014, there were $181,352 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor.  These were specifically: $34,052 for NAGS, $29,985 for CRUD, $50,244 for SOYB, $37,600 for CANE and $29,470 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the nine months ended September 30, 2015 there were $681,386 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $16,584 for CORN, $243,723 for SOYB, $197,178 for CANE, $42,174 for WEAT, and $181,727 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the nine months ended September 30, 2014 there were $408,686 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $89,249 for NAGS, $90,646 for CRUD, $50,244 for SOYB, $105,474 for CANE, and $73,073 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On September 30, 2015 and 2014, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the three and nine months being reported.

For the quarter ended June 30, 2015, Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2016 (the "DEC16 Wheat Contracts") did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 asset, The DEC16 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2015. The value of these contracts were $1,178,088, these transferred back to a Level 1 asset for the quarter ended September 30, 2015 as shown in Note 5.

For the quarter ended June 30, 2014, Sugar Futures Contracts traded on ICE due to settle on February 29, 2016 (the "MAR16 Sugar Contracts") did not, in the opinion of the Trust and CANE, trade in an actively traded futures market as defined in the policy of the Trust and CANE for the entire period during which they were held. Accordingly, the Trust and CANE classified these as a Level 2 asset. The MAR16 Sugar Contracts were, in the opinion of the Trust and CANE, fairly valued at settlement on June 30, 2014. These transferred back to a Level 1 asset for the quarter ended September 30, 2014.

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

Investments in the securities of the Underlying Funds are freely traded and listed on the NYSE Arca. These investments are valued at the NAV of the Underlying Fund as of the valuation date as calculated by the administrator based on the exchange-quoted prices of the commodity futures contracts held by the Underlying Fund. The net asset value per share of each of the Underlying Funds approximates the market price for the period ended September 30, 2015 and December 31, 2014.

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

Note 5 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014:

September 30, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2015
Cash equivalents	$6,140,985	$-	$-	$6,140,985
Commodity futures contracts
Corn future contracts	860,075	-	-	860,075
Soybean future contracts	42,925	-	-	42,925
Sugar future contracts	38,405	-	-	38,405
Wheat future contracts	468,200	-	-	468,200
Total	$7,550,590	$-	$-	$7,550,590

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2015
Commodity futures contracts
Corn future contracts	$3,068,988	$-	$-	$3,068,988
Soybean future contracts	347,400	-	-	347,400
Sugar future contracts	229,981	-	-	229,981
Wheat future contracts	1,545,775	-	-	1,545,775
Total	$5,192,144	$-	$-	$5,192,144

December 31, 2014
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$142,423,637	$-	$-	$142,423,637
Commodity future contracts
Corn future contracts	3,651,637	-	-	3,651,637
Wheat future contracts	729,626	-	-	729,626
Total	$146,804,900	$-	$-	$146,804,900

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Commodity futures contracts
Corn future contracts	$1,899,925	$-	$-	$1,899,925
Soybean future contracts	277,013	-	-	277,013
Sugar future contracts	503,955	-	-	503,955
Wheat future contracts	13,125	-	-	13,125
Total	$2,694,018	$-	$-	$2,694,018

Transfers into and out of each level of the fair value hierarchy for the DEC16 Wheat Contracts for the nine months ended September 30, 2015 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Wheat future contracts	$1,178,088	$1,178,088	$1,178,088	$1,178,088	$-	$-

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

Note 6 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2015 and 2014, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2015 and Newedge USA as of December 31, 2014.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Corn futures contracts	$860,075	$-	$860,075	$860,075	$-	$-
Soybean futures contracts	42,925	-	42,925	42,925	-	-
Sugar futures contracts	38,405	-	38,405	38,405	-	-
Wheat futures contracts	468,200	-	468,200	468,200	-	-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$3,068,988	$-	$3,068,988	$860,075	$2,208,913	$-
Soybean futures contracts	347,400	-	347,400	42,925	304,475	-
Sugar futures contracts	229,981	-	229,981	38,405	191,576	-
Wheat futures contracts	1,545,775	-	1,545,775	468,200	1,077,575	-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Corn futures contracts	$3,651,637	$-	$3,651,637	$1,899,925	$-	$1,751,712
Wheat futures contracts	729,626	-	729,626	13,125	60,805	655,696

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$1,899,925	$-	$1,899,925	$1,899,925	$-	$-
Soybean futures contracts	277,013	-	277,013	-	277,013	-
Sugar futures contracts	503,955	-	503,955	-	503,955	-
Wheat futures contracts	13,125	-	13,125	13,125	-	-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended September 30, 2015

		Net Change in Unrealized
	Realized Gain (Loss) on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Corn futures contracts	$83,175	$(7,447,263)
Soybean futures contracts	(356,775)	(622,013)
Sugar futures contracts	(446,791)	116,167
Wheat futures contracts	(744,325)	(5,046,488)
Total commodity futures contracts	$(1,464,716)	$(12,999,597)

Three months ended September 30, 2014

		Net Change in Unrealized
	Realized (Loss) Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Corn futures contracts	$(16,012,787)	$(6,859,262)
Natural gas futures contracts	4,960	(109,020)
WTI crude oil futures contracts	-	(223,730)
Soybean futures contracts	(392,525)	(553,150)
Sugar futures contracts	(134,792)	(222,499)
Wheat futures contracts	(2,915,100)	(2,620,751)
Total commodity futures contracts	$(19,450,244)	$(10,588,412)

Nine months ended September 30, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Corn futures contracts	$(4,245,750)	$(3,960,625)
Soybean futures contracts	(1,091,489)	(27,462)
Sugar futures contracts	(1,286,051)	312,379
Wheat futures contracts	(3,017,638)	(1,794,075)
Total commodity futures contracts	$(9,640,928)	$(5,469,783)

Nine months ended September 30, 2014

		Net Change in Unrealized
	Realized (Loss) Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Corn futures contracts	$(12,120,329)	$(11,704,949)
Natural gas futures contracts	288,110	(126,350)
WTI crude oil futures contracts	93,280	(109,970)
Soybean futures contracts	(149,950)	(538,487)
Sugar futures contracts	(131,409)	(33,835)
Wheat futures contracts	(2,329,112)	(3,740,988)
Total commodity futures contracts	$(14,349,410)	$(16,254,579)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $112.8 million and $115.8 million for the three and nine months ended September 30, 2015 and $132.8 million and $124.2 million for the same periods in 2014.

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

Note 8 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

September 30, 2015

	Outstanding Shares	Net Assets
Teucrium Corn Fund	2,975,004	$70,027,351
Teucrium Soybean Fund	400,004	7,193,509
Teucrium Sugar Fund	425,004	3,717,870
Teucrium Wheat Fund	2,825,004	28,485,479
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,362,291
Less: Investment in the Underlying Funds		(1,356,103)
Net for the Fund in the combined net assets of the Trust		6,188
Total		$109,430,397

December 31, 2014

	Outstanding Shares	Net Assets
Teucrium Corn Fund	4,075,004	$108,459,507
Teucrium Soybean Fund	575,004	11,956,149
Teucrium Sugar Fund	225,004	2,661,212
Teucrium Wheat Fund	1,750,004	22,263,457
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,652,749
Less: Investment in the Underlying Funds		(1,641,102)
Net for the Fund in the combined net assets of the Trust		11,647
Total		$145,351,972

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 9 – Subsequent Events

Management has evaluated the three months ended September 30, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN: On October 28, 2015, the $16,504 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank following payment of all amounts owed. The balance for Restricted Cash is $0 as of this filing.

SOYB: Nothing to Report

CANE: Nothing to Report

WEAT: On October 28, 2015, $2,275 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank. The balance for Restricted Cash is $77,610 as of this filing.

TAGS: Nothing to Report

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$64,628,354	$106,858,496
Interest receivable	652	7,329
Restricted cash	16,504	-
Other assets	741,327	437,996
Equity in trading accounts:
Commodity futures contracts	860,075	3,651,637
Due from broker	6,912,501	1,613,775
Total equity in trading accounts	7,772,576	5,265,412
Total assets	$73,159,413	$112,569,233

Liabilities
Management fee payable to Sponsor	59,278	98,798
Other liabilities	3,796	114,818
Payable for shares redeemed	-	1,996,185
Equity in trading accounts:
Commodity futures contracts	3,068,988	1,899,925
Total liabilities	3,132,062	4,109,726

Net assets	$70,027,351	$108,459,507

Shares outstanding	2,975,004	4,075,004

Net asset value per share	$23.54	$26.62

Market value per share	$23.56	$26.64

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

September 30, 2015
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets		Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $3,278,744)	$3,278,744		4.68%	3,278,744

				Notional Amount
				(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY16 (1,034 contracts)	$314,188		0.45%	$20,964,350
CBOT corn futures DEC16 (1,197 contracts)	545,887		0.78	24,598,350
Total commodity futures contracts	$860,075		1.23%	$45,562,700

		Percentage of		Notional Amount
Description: Liabilities	Fair Value	Net Assets		(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR16 (1,227 contracts)	$3,068,988		4.38%	$24,463,313

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$83,175	$(16,012,787)	$(4,245,750)	$(12,120,329)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(7,447,263)	(6,859,262)	(3,960,625)	(11,704,949)
Interest income	54,098	5,823	84,650	24,843
Total loss	(7,309,990)	(22,866,226)	(8,121,725)	(23,800,435)

Expenses
Management fees	197,131	232,677	614,666	684,921
Professional fees	151,750	63,244	589,250	281,449
Distribution and marketing fees	357,197	389,700	818,752	999,810
Custodian fees and expenses	49,149	32,564	113,215	96,631
Business permits and licenses fees	-	(4,751)	26,852	27,779
General and administrative expenses	58,430	41,943	150,230	152,937
Brokerage commissions	-	47,551	23,250	81,086
Other expenses	16,367	18,310	34,142	38,763
Total expenses	830,024	821,238	2,370,357	2,363,376

Expenses waived by the Sponsor	(16,584)	-	(16,584)	-
Reimbursement of expenses previously waived	-	6,997	-	308,312

Total expenses, net	813,440	828,235	2,353,773	2,671,688

Net loss	$(8,123,430)	$(23,694,461)	$(10,475,498))	$(26,472,123)

Net loss per share	$(2.34)	$(6.69)	$(3.08)	$(7.84)
Net loss per weighted average share	$(2.48)	$(6.52)	$(3.12)	$(25.46)
Weighted average shares outstanding	3,275,004	3,632,613	3,353,759	3,067,312

  The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Operations
Net loss	$(10,475,498)	$(26,472,123)
Capital transactions
Issuance of Shares	8,538,197	136,627,274
Redemption of Shares	(36,494,855)	(53,341,150)
Total capital transactions	(27,956,658)	83,286,124
Net change in net assets	(38,432,156)	56,814,001

Net assets, beginning of period	$108,459,507	$47,499,620

Net assets, end of period	$70,027,351	$104,313,621

Net asset value per share at beginning of period	$26.62	$30.64

Net asset value per share at end of period	$23.54	$22.80

Creation of Shares	350,000	4,625,000
Redemption of Shares	1,450,000	1,600,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(10,475,498)	$(26,472,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	3,960,625	11,704,949
Changes in operating assets and liabilities:
Due from broker	(5,298,726)	(13,602,874)
Interest receivable	6,677	(2,633)
Restricted cash	(16,504)	-
Other assets	(303,331)	(267,285)
Management fee payable to Sponsor	(39,520)	43,856
Other liabilities	(111,022)	(4,879)
Net cash used in operating activities	(12,277,299)	(28,600,989)

Cash flows from financing activities:
Proceeds from sale of Shares	8,538,197	136,627,274
Redemption of Shares	(38,491,040)	(53,341,150)
Net cash (used in) provided by financing activities	(29,952,843)	83,286,124

Net change in cash and cash equivalents	(42,230,142)	54,685,135
Cash and cash equivalents, beginning of period	106,858,496	42,405,220
Cash and cash equivalents, end of period	$64,628,354	$97,090,355

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  In addition, effective on the Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

Given this conversion, the Sponsor has, in the quarter-ended September 30, 2015, reflected an adjusted estimate of the fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through September 30, 2015, net of expenses waived by the Sponsor, is generally as had been presented in prior periods of 2015 as discussed in the Form 10-Q for the period ended June 30, 2015.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund.

For the three months ended September 30, such expenses include both the fees for the Bank of New York Mellon and U.S. Bank, which are recorded in custodian fees and expenses on the statements of operations, totaled $49,149 in 2015 and $32,564 in 2014, respectively, of these expenses $16,584 in 2015 and $0 in 2014 were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $113,215 in 2015 and $96,631 in 2014, respectively, of these expenses $16,584 in 2015 and $0 in 2014 were waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, such expenses, which are recorded in distribution and marketing fees on the statements of operations, totaled $21,858 in 2015 and $27,085 in 2014 and was paid by the Fund. For the nine months ended September 30, such expenses, totaled $76,994 in 2015 and $91,826 in 2014 and was paid by the Fund.

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

Currently, ED&F Man serves as the Funds clearing broker to execute and clear futures and provide other brokerage-related services.  ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn Futures Contracts Newedge, SG, Jefferies and ED&F Man were paid $8.00 per round turn. For the three months ended September 30, such expenses, which are recorded in brokerage commissions on the statements of operations, totaled $0 in 2015 and $47,551 in 2014 and was paid by the Fund. For the nine months ended September 30, such expenses, totaled $23,250 in 2015 and $81,086 in 2014 and was paid by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund did not recognize any expense for these services in the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the Fund recognized $2,350 for these services and was paid for by the Fund. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in the results of operations. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2015 and 2014.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $3,278,744 and $106,858,496 in money market funds at September 30, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $61,349,610 in a demand-deposit savings account on September 30, 2015. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

Restricted Cash

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  Per the amended agreement between the Sponsor and The Bank of New York Mellon dated August 14, 2015, certain cash amounts for each Fund, except in the case of TAGS, are to remain at The Bank of New York Mellon until amounts for services and early termination fees are paid.  The amended agreement allows for payments for such amounts owed to be made through December 31, 2017. Cash balances that are held in custody at The Bank of New York Mellon under this amended agreement are reflected on the Statements of Assets and Liabilities of the Fund and the Trust as Restricted Cash.

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

The administrator, U.S. Bancorp Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing financial reporting and related accounting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended September 30, such expenses, which are primarily included as distribution and marketing fees, totaled $231,044 in 2015 and $213,936 in 2014 and was paid by the Fund. For the nine months ended September 30, such expenses, totaled $837,015 in 2015 and $839,146 in 2014 and was paid by the Fund. All asset-based fees and expenses for the Funds are calculated on the closing net asset value.

For the three and nine months ended September 30, 2015, there were $16,584 of expenses identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three and nine months ended September 30, 2014, there were no expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor.

For the year ended December 31, 2013, there were $426,248 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In the three and nine months ended September 30, 2014, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $6,997 and $308,312, respectively, from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On September 30, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three and nine months being reported.

For the three and nine months ended September 30, 2015 and 2014, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014:

September 30, 2015
				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2015
Cash equivalents	$3,278,744	$-	$-	$3,278,744
Corn futures contracts	860,075	-	-	860,075
Total	$4,138,819	$-	$-	$4,138,819

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2015
Corn futures contracts	$3,068,988	$-	$-	$3,068,988

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$106,858,496	$-	$-	$106,858,496
Corn futures contracts	3,651,637	-	-	3,651,637
Total	$110,510,133	$-	$-	$110,510,133

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Corn futures contracts	$1,899,925	$-	$-	$1,899,925

For the three and nine months ended September 30, 2015 and 2014, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2015 and 2014, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2015 and Newedge USA as of December 31, 2014.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Corn futures contracts	$860,075	$-	$860,075	$860,075	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$3,068,988	$-	$3,068,988	$860,075	$2,208,913	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Corn futures contracts	$3,651,637	$-	$3,651,637	$1,899,925	$-	$1,751,712

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$1,899,925	$-	$1,899,925	$1,899,925	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Three months ended September 30, 2015
		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity Price
Corn futures contracts	$83,175	$(7,447,263)

Three months ended September 30, 2014
		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(16,012,787)	$(6,859,262)

Nine months ended September 30, 2015
		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(4,245,750)	$(3,960,625)

Nine months ended September 30, 2014
		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(12,120,329)	$(11,704,949)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $73.8 million and $78.1 million for the three and nine months ended September 30, 2015 and $97.6 million and $94.8 million for the same periods in 2014.

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
Per Share Operation Performance	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net asset value at beginning of period	$25.88	$29.49	$26.62	$30.64
Loss from investment operations:
Investment income	0.02	0.00	0.02	0.01
Net realized and unrealized loss on commodity futures contracts	(2.11)	(6.46)	(2.40)	(6.98)
Total expenses	(0.25)	(0.23)	(0.70)	(0.87)
Net decrease in net asset value	(2.34)	(6.69)	(3.08)	(7.84)
Net asset value at end of period	$23.54	$22.80	$23.54	$22.80
Total Return	(9.04)%	(22.69)%	(11.57)%	(25.59)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.21%	3.51%	3.86%	3.44%
Total expense, net	4.13%	3.54%	3.83%	3.89%
Net investment loss	(3.86)%	(3.52)%	(3.70)%	(3.85)%

Effective in the third quarter 2015, the financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses. In prior periods, the financial highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period. Any change in methodology was not material to the ratios presented.

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

Management has evaluated the three months ended September 30, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On October 28, 2015, the $16,504 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank following payment of all amounts owed.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$6,489,031	$11,505,788
Interest receivable	71	786
Restricted cash	142,616	-
Other assets	61,085	41,812
Equity in trading accounts:
Commodity futures contracts	42,925	-
Due from broker	815,836	702,100
Total equity in trading accounts	858,761	702,100
Total assets	$7,551,564	$12,250,486

Liabilities
Management fee payable to Sponsor	5,810	10,446
Other liabilities	4,845	6,878
Equity in trading accounts:
Commodity futures contracts	347,400	277,013
Total Liabilities	358,055	294,337

Net assets	$7,193,509	$11,956,149

Shares outstanding	400,004	575,004

Net asset value per share	$17.98	$20.79

Market value per share	$18.00	$20.76

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

September 30, 2015

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $669,290)	$669,290	9.30%	669,290

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR16 (48 contracts)	$42,925	0.60%	$2,153,400

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN16 (56 contracts)	$147,838	2.06%	$2,503,200
CBOT soybean futures NOV16 (57 contracts)	199,562	2.77	2,545,763
Total commodity futures contracts	$347,400	4.83%	$5,048,963

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	20September 30, 201515	September 30, 2014
Income
Realized and unrealized loss on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(356,775)	$(392,525)	$(1,091,489)	$(149,950)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(622,013)	(553,150)	(27,462)	(538,487)
Interest income	4,769	230	6,609	993
Total loss	(974,019)	(945,445)	(1,112,342)	(687,444)

Expenses
Management fees	18,701	10,432	55,603	31,854
Professional fees	67,993	49,367	100,679	84,759
Distribution and marketing fees	30,596	14,997	78,138	32,693
Custodian fees and expenses	69,982	1,872	133,982	4,052
Business permits and licenses fees	3,468	7,870	13,542	16,702
General and administrative expenses	7,083	2,746	16,061	7,821
Brokerage commissions	1,683	-	4,445	1,800
Other expenses	20	1,548	2,515	4,183
Total expenses	199,526	88,832	404,965	183,864

Expenses waived by the Sponsor	(129,551)	(50,244)	(243,723)	(50,244)
Reimbursement of expenses previously waived	-	227	-	25,139

Total expenses, net	69,975	38,815	161,242	158,759

Net loss	$(1,043,994)	$(984,260)	$(1,273,584)	$(846,203)

Net loss per share	$(2.62)	$(4.99)	$(2.81)	$(3.79)
Net loss per weighted average share	$(2.63)	$(5.20)	$(3.33)	$(4.68)
Weighted average shares outstanding	397,287	189,406	382,422	180,773

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Operations
Net loss	$(1,273,584)	$(846,203)
Capital transactions
Issuance of Shares	2,478,439	2,858,859
Redemption of Shares	(5,967,495)	(1,718,519)
Total capital transactions	(3,489,056)	1,140,340
Net change in net assets	(4,762,640)	294,137

Net assets, beginning of period	$11,956,149	$4,016,972

Net assets, end of period	$7,193,509	$4,311,109

Net asset value per share at beginning of period	$20.79	$22.95

Net asset value per share at end of period	$17.98	$19.16

Creation of Shares	125,000	125,000
Redemption of Shares	300,000	75,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(1,273,584)	$(846,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	27,462	538,487
Changes in operating assets and liabilities:
Due from broker	(113,736)	(538,136)
Interest receivable	715	11
Restricted cash	(142,616)	-
Other assets	(19,273)	(5,523)
Management fee payable to Sponsor	(4,636)	(167)
Other liabilities	(2,033)	(170)
Net cash used in operating activities	(1,527,701)	(851,701)

Cash flows from financing activities:
Proceeds from sale of Shares	2,478,439	2,858,859
Redemption of Shares	(5,967,495)	(1,718,519)
Net cash (used in) provided by financing activities	(3,489,056)	1,140,340

Net change in cash and cash equivalents	(5,016,757)	288,639
Cash and cash equivalents, beginning of period	11,505,788	3,765,791
Cash and cash equivalents, end of period	$6,489,031	$4,054,430

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015
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

On June 17, 2011, the Fund’s registration of 10,000,000 shares on Form S-1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “SOYB.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing soybean commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. On September 30, 2014, a subsequent registration statement for SOYB was declared effective by the SEC.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  In addition, effective on the Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

Given this conversion, the Sponsor has, in the quarter-ended September 30, 2015, reflected an adjusted estimate of the fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through September 30, 2015, net of expenses waived by the Sponsor, is generally as had been presented in prior periods of 2015 as discussed in the Form 10-Q for the period ended June 30, 2015.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund.

For the three months ended September 30, such expenses include both the fees for the Bank of New York Mellon and U.S. Bank, which are recorded in custodian fees and expenses on the statements of operations, totaled $69,982 in 2015 and $1,872 in 2014; of these amounts $69,982 in 2015 and $1,140 in 2014, respectively, were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $133,982 in 2015 and $4,053 in 2014; of these amounts $133,982 in 2015 and $1,140 in 2014, respectively, were waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, such expenses, which are recorded in distribution and marketing fees on the statements of operations, totaled $3,070 in 2015 and $1,139 in 2014; of these amounts $1,256 in 2015 and $834 in 2014, respectively, were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $8,095 in 2015 and $4,110 in 2014; of these amounts $3,812 in 2015 and $834 in 2014, respectively, were waived by the Sponsor.

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

Currently, ED&F Man serves as the Funds clearing broker to execute and clear futures and provide other brokerage-related services.  ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Soybean Futures Contracts Newedge, SG, Jefferies and ED&F Man were paid $8.00 per round turn. For the three months ended September 30, such expenses, which are recorded in brokerage commissions on the statements of operations, totaled $1,683 in 2015 and $0 in 2014 and was paid by the Fund. For the nine months ended September 30, such expenses, totaled $4,445 in 2015 and $1,800 in 2014 and was paid by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund did not recognize any expense for these services in the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the Fund recognized $104 for these services and was paid for by the Fund. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in the results of operations. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2015 and 2014.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $669,290 and $11,505,788 in money market funds at September 30, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $5,819,741 in a demand-deposit savings account on September 30, 2015. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

Restricted Cash

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  Per the amended agreement between the Sponsor and The Bank of New York Mellon dated August 14, 2015, certain cash amounts for each Fund, except in the case of TAGS, are to remain at The Bank of New York Mellon until amounts for services and early termination fees are paid.  The amended agreement allows for payments for such amounts owed to be made through December 31, 2017. Cash balances that are held in custody at The Bank of New York Mellon under this amended agreement are reflected on the Statements of Assets and Liabilities of the Fund and the Trust as Restricted Cash.

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

The administrator, U.S. Bancorp Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing financial reporting and related accounting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended September 30, such expenses, which are primarily included as distribution and marketing fees, totaled $33,186 in 2015 and $8,535 in 2014, respectively, of these expenses $6,427 in 2015 and $325 were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $87,504 in 2015 and $37,089 in 2014, respectively, of these expenses $33,795 in 2015 and $325 in 2014, respectively, were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the closing net asset value.

For the three and nine months ended September 30, 2015, there were $129,551 and $243,723 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three and nine months ended September 30, 2014, there were $50,244 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the year ended December 31, 2013, there were $68,857 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In the three and nine months ended September 30, 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $227 and $25,139 respectively, from the Fund.  This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On September 30, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three and nine months being reported.

For the three and nine months ended September 30, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014:

September 30, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2015
Cash equivalents	$669,290	$-	$-	$669,290
Soybean futures contracts	42,925	-	-	42,925
Total	$712,215	$-	$-	$712,215

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2015
Soybean futures contracts	$347,400	$-	$-	$347,400

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$11,505,788	$-	$-	$11,505,788

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Soybean futures contracts	$277,013	$-	$-	$277,013

For the three and nine months ended September 30, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Note 5 -Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2015 and 2014, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2015 and Newedge USA as of December 31, 2014.

Offsetting of Financial Liabilities and Derivative Assets as of September 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
Description	of Recognized Assets	Assets and Liabilities	Assets and Liabilities	Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Soybean futures contracts	$42,925	$-	$42,925	$42,925	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
Description	of Recognized Liabilities	Assets and Liabilities	Assets and Liabilities	Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$347,400	$-	$347,400	$42,925	$304,475	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
Description	of Recognized Liabilities	Assets and Liabilities	Assets and Liabilities	Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$277,013	$-	$277,013	$-	$277,013	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Three months ended September 30, 2015

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts

Primary Underlying Risk
Commodity price
Soybean futures contracts	$(356,775)	$(622,013)

Three months ended September 30, 2014

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts

Primary Underlying Risk
Commodity price
Soybean futures contracts	$(392,525)	$(553,150)

Nine months ended September 30, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Soybean futures contracts	$(1,091,489)	$(27,462)

Nine months ended September 30, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Soybean futures contracts	$(149,950)	$(538,487)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $7.3 million and $7.2 million for the three and nine months ended September 30, 2015 and $4.0 million and $4.2 million for the same periods in 2014.
Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
Per Share Operation Performance	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net asset value at beginning of period	$20.60	$24.15	$20.79	$22.95
Loss from investment operations:
Investment income	0.01	0.00	0.01	0.01
Net realized and unrealized loss on commodity futures contracts	(2.45)	(4.80)	(2.40)	(2.92)
Total expenses	(0.18)	(0.19)	(0.42)	(0.88)
Net decrease in net asset value	(2.62)	(4.99)	(2.81)	(3.79)
Net asset value at end of period	$17.98	$19.16	$17.98	$19.16
Total Return	(12.72)%	(20.66)%	(13.52)%	(16.51)%
Ratios to Average Net Assets (Annualized)
Total expenses	10.67%	8.55%	7.31%	5.77%
Total expenses, net	3.74%	3.74%	2.91%	4.98%
Net investment loss	(3.49)%	(3.71)%	(2.78)%	(4.95)%

Effective in the third quarter 2015, the financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses. In prior periods, the financial highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period. Any change in methodology was not material to the ratios presented.

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

Management has evaluated the three months ended September 30, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$3,190,464	$2,489,338
Interest receivable	45	173
Restricted cash	142,457	-
Other assets	34,713	26,019
Equity in trading accounts:
Commodity futures contracts	38,405	-
Due from broker	541,791	650,131
	580,196	650,131
Total assets	3,947,875	3,165,661

Liabilities
Other liabilities	24	494
Equity in trading accounts:
Commodity futures contracts	229,981	503,955
Total liabilities	230,005	504,449

Net assets	$3,717,870	$2,661,212

Shares outstanding	425,004	225,004

Net asset value per share	$8.75	$11.83

Market value per share	$8.75	$11.88

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

September 30, 2015

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $359,156)	$359,156	9.66%	359,156

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL16 (78 contracts)	$38,405	1.03%	$1,111,219

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY16 (91 contracts)	$57,971	1.56%	$1,304,576
ICE sugar futures MAR17 (87 contracts)	172,010	4.63	1,296,926
Total commodity futures contracts	$229,981	6.19%	$2,601,502

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(446,791)	$(134,792)	$(1,286,051)	$(131,409)
Net change in unrealized appreciation or depreciation on commodity futures contracts	116,167	(222,499)	312,379	(33,835)
Interest income	2,358	181	3,507	639
Total loss	(328,266)	(357,110)	(970,165)	(164,605)

Expenses
Management fees	9,353	7,066	24,206	20,566
Professional fees	24,555	33,189	50,907	58,528
Distribution and marketing fees	14,385	2,500	22,632	32,388
Custodian fees and expenses	70,194	1,338	134,194	3,965
Business permits and licenses fees	6,657	-	7,539	13,000
General and administrative expenses	3,002	2,813	3,378	11,424
Brokerage commissions	-	3,000	-	3,000
Other expenses	679	290	1,426	1,848
Total expenses	128,825	50,196	244,282	144,719

Expenses waived by the Sponsor	(109,353)	(37,600)	(197,178)	(105,474)

Total expenses, net	19,472	12,596	47,104	39,245

Net loss	$(347,738)	$(369,706)	$(1,017,269)	$(203,850)

Net loss per share	$(0.74)	$(1.85)	$(3.08)	$(0.92)
Net loss per weighted average share	$(0.79)	$(1.85)	$(2.99)	$(1.07)
Weighted average shares outstanding	439,134	200,004	340,022	191,121

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Operations
Net loss	$(1,017,269)	$(203,850)
Capital transactions
Issuance of Shares	2,278,365	743,126
Redemption of Shares	(204,438)	(371,711)
Total capital transactions	2,073,927	371,415
Net change in net assets	1,056,658	167,565

Net assets, beginning of period	$2,661,212	$2,468,403

Net assets, end of period	$3,717,870	$2,635,968

Net asset value per share at beginning of period	$11.83	$14.10

Net asset value per share at end of period	$8.75	$13.18

Creation of Shares	225,000	50,000
Redemption of Shares	25,000	25,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(1,017,269)	$(203,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(312,379)	33,835
Changes in operating assets and liabilities:
Due from broker	108,340	(44,483)
Interest receivable	128	(7)
Restricted cash	(142,457)	-
Other assets	(8,694)	(14,193)
Other liabilities	(470)	400
Net cash used in operating activities	(1,372,801)	(228,298)

Cash flows from financing activities:
Proceeds from sale of Shares	2,278,365	743,126
Redemption of Shares	(204,438)	(371,711)
Net cash provided by financing activities	2,073,927	371,415

Net change in cash and cash equivalents	701,126	143,117
Cash and cash equivalents, beginning of period	2,489,338	2,366,377
Cash and cash equivalents, end of period	$3,190,464	$2,509,494

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015
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

On June 17, 2011, the Fund’s registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “CANE.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on ICE. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. On September 30, 2014, a subsequent registration statement for CANE was declared effective by the SEC.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  In addition, effective on the Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

Given this conversion, the Sponsor has, in the quarter-ended September 30, 2015, reflected an adjusted estimate of the fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through September 30, 2015, net of expenses waived by the Sponsor, is generally as had been presented in prior periods of 2015 as discussed in the Form 10-Q for the period ended June 30, 2015.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund.

For the three months ended September 30, such expenses include both the fees for the Bank of New York Mellon and U.S. Bank, which are recorded in custodian fees and expenses on the statements of operations, totaled $70,194 in 2015 and $1,338 in 2014; of these amounts $70,194 in 2015 and $1,338 in 2014, respectively, were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $134,194 in 2015 and $3,965 in 2014; of these amounts $134,194 in 2015 and $3,965 in 2014, respectively, were waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, such expenses, which are recorded in distribution and marketing fees on the statements of operations, totaled $1,016 in 2015 and $836 in 2014; of these amounts $397 in 2015 and $836 in 2014, respectively, were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $2,451 in 2015 and $2,261 in 2014; of these amounts $867 in 2015 and $2,261 in 2014, respectively, were waived by the Sponsor.

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

Currently, ED&F Man serves as the Funds clearing broker to execute and clear futures and provide other brokerage-related services.  ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Sugar Futures Contracts Newedge, SG, Jefferies and ED&F Man were paid $8.00 per round turn. The Fund did not recognize any expense for these services in the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the Fund recognized $3,000 of expenses and was paid by the Fund. This expenses is recorded in brokerage commissions on the statements of operations.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund did not recognize any expense for these services in the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the Fund recognized $52 for these services and was waived by the Sponsor. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of September 30, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in the results of operations. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2015 and 2014.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $359,156 and $2,484,769 in money market funds at September 30, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities.  Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $2,831,308 in a demand-deposit savings account on September 30, 2015. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

Restricted Cash

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  Per the amended agreement between the Sponsor and The Bank of New York Mellon dated August 14, 2015, certain cash amounts for each Fund, except in the case of TAGS, are to remain at The Bank of New York Mellon until amounts for services and early termination fees are paid.  The amended agreement allows for payments for such amounts owed to be made through December 31, 2017. Cash balances that are held in custody at The Bank of New York Mellon under this amended agreement are reflected on the Statements of Assets and Liabilities of the Fund and the Trust as Restricted Cash.

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

The administrator, U.S. Bancorp Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing financial reporting and related accounting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended September 30, such expenses, which are primarily included as distribution and marketing fees, totaled $10,985 in 2015 and $6,698 in 2014, of these amounts, $5,953 in 2015 and $6,632 in 2014 were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $26,742 in 2015 and $21,398 in 2014, of these amounts, $13,048 in 2015 and $21,323 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the closing net asset value.

For the three and nine months ended September 30, 2015, there were $109,353 and $197,178, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three and nine months ended September 30, 2014, there were $37,600 and $105,474, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On September 30, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three and nine months being reported.

For the three and nine months ended September 30, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

For the quarter ended June 30, 2014, Sugar Futures Contracts traded on ICE due to settle on February 29, 2016 (the "MAR16 Sugar Contracts") did not, in the opinion of the Trust and CANE, trade in an actively traded futures market as defined in the policy of the Trust and CANE for the entire period during which they were held. Accordingly, the Trust and CANE classified these as a Level 2 asset. The MAR16 Sugar Contracts were, in the opinion of the Trust and CANE, fairly valued at settlement on June 30, 2014. These transferred back to a Level 1 asset for the quarter ended September 30, 2014.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014:

September 30, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2015
Cash equivalents	$359,156	$-	$-	$359,156
Sugar futures contracts	38,405	-	-	38,405
Total	$397,561	$-	$-	$397,561

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2015
Sugar futures contracts	$229,981	$-	$-	$229,981

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$2,484,769	$-	$-	$2,484,769

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Sugar futures contracts	$503,955	$-	$-	$503,955

For the three and nine months ended September 30, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Transfers into and out of each level of the fair value hierarchy for the MAR16 Sugar Contracts for the nine months ended September 30, 2014 were as follows:

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

 Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2015 and 2014, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2015 and Newedge USA as of December 31, 2014.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
Description	of Recognized Assets	Assets and Liabilities	Assets and Liabilities	Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Sugar futures contracts	$38,405	$-	$38,405	$38,405	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
Description	of Recognized Liabilities	Assets and Liabilities	Assets and Liabilities	Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$229,981	$-	$229,981	$38,405	$191,576	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
Description	of Recognized Liabilities	Assets and Liabilities	Assets and Liabilities	Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$503,955	$-	$503,955	$-	$503,955	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Three months ended September 30, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(446,791)	$116,167

Three months ended September 30, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(134,792)	$(222,499)

Nine months ended September 30, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(1,286,051)	$312,379

Nine months ended September 30, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(131,409)	$(33,835)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $3.7 million and $3.4 million for the three and nine months ended September 30, 2015 and $2.8 million and $2.8 million for the same periods in 2014.

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
Per Share Operation Performance	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net asset value at beginning of period	$9.49	$15.03	$11.83	$14.10
Loss from investment operations:
Investment income	0.00	0.00	0.01	0.00
Net realized and unrealized loss on commodity futures contracts	(0.70)	(1.79)	(2.95)	(0.71)
Total expenses	(0.04)	(0.06)	(0.14)	(0.21)
Net decrease in net asset value	(0.74)	(1.85)	(3.08)	(0.92)
Net asset value at end of period	$8.75	$13.18	$8.75	$13.18
Total Return	(7.80)%	(12.31)%	(26.04)%	(6.52)%
Ratios to Average Net Assets (Annualized)
Total expenses	13.56%	7.07%	10.03%	7.02%
Total expenses, net	2.05%	1.77%	1.93%	1.90%
Net investment loss	(1.80)%	(1.75)%	(1.79)%	(1.87)%

Effective in the third quarter 2015, the financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses. In prior periods, the financial highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period. Any change in methodology was not material to the ratios presented.

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

Management has evaluated the three months ended September 30, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$25,756,713	$21,568,368
Interest receivable	266	1,707
Restricted cash	79,885	-
Other assets	194,692	76,748
Equity in trading accounts:
Commodity futures contracts	468,200	729,626
Due from broker	3,554,088	-
Total equity in trading accounts	4,022,288	729,626
Total assets	$30,053,844	$22,376,449

Liabilities
Management fee payable to Sponsor	22,090	22,583
Other liabilities	500	16,479
Equity in trading accounts:
Commodity futures contracts	1,545,775	13,125
Due to broker	-	60,805
Total equity in trading accounts	1,545,775	73,930
Total liabilities	1,568,365	112,992

Net assets	$28,485,479	$22,263,457

Shares outstanding	2,825,004	1,750,004

Net asset value per share	$10.08	$12.72

Market value per share	$10.08	$12.74

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS
September 30, 2015

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $1,832,199)	$1,832,199	6.43%	1,832,199

			Notional Amount
Commodity futures contracts			(Long Exposure)
United States wheat futures contracts
CBOT wheat futures MAY16 (327 contracts)	$468,200	1.64%	$ 8,571,488

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAR16 (385 contracts)	$1,000,625	03.51%	$10,000,375
CBOT wheat futures DEC16 (363 contracts)	545,150	1.91	9,937,125
Total commodity futures contracts	$1,545,775	5.42%	$19,937,500

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30,2015	September 30, 2014
Income
Realized and unrealized loss on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(744,325)	$(2,915,100)	$(3,017,638)	$(2,329,112)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(5,046,488)	(2,620,751)	(1,794,075)	(3,740,988)
Interest income	19,453	2,013	28,201	3,966
Total loss	(5,771,360)	(5,533,838)	(4,783,512)	(6,066,134

Expenses
Management fees	73,366	57,531	184,989	113,481
Professional fees	42,553	45,502	152,470	84,169
Distribution and marketing fees	120,155	71,118	229,920	144,203
Custodian fees and expenses	47,557	4,249	104,305	6,954
Business permits and licenses fees	-	14,401	13,804	23,660
General and administrative expenses	19,682	5,660	46,640	18,490
Brokerage commissions	3,668	1,692	9,080	13,610
Other expenses	500	5,448	6,772	9,171
Total expenses	307,481	205,601	747,980	413,738

Expenses waived by the Sponsor	(10,874)	-	(42,174)	-
Reimbursement of expenses previously waived	-	1,335	-	46,302

Total expenses, net	296,607	206,936	705,806	460,040

Net loss	$(6,067,967)	$(5,740,774)	$(5,489,318)	$(6,526,174)

Net loss per share	$(2.13)	$(2.96)	$(2.64)	$(4.03)
Net loss per weighted average share	$(2.13)	$(3.08)	$(2.35)	$(5.84)
Weighted average shares outstanding	2,845,113	1,861,145	2,339,748	1,117,586

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Operations
Net loss	$(5,489,318)	$(6,526,174)
Capital transactions
Issuance of Shares	16,360,797	32,577,342
Redemption of Shares	(4,649,457)	(6,069,199)
Total capital transactions	11,711,340	26,508,143
Net change in net assets	6,222,022	19,981,969

Net assets, beginning of period	$22,263,457	$7,048,087

Net assets, end of period	$28,485,479	$27,030,056

Net asset value per share at beginning of period	$12.72	$14.84

Net asset value per share at end of period	$10.08	$10.81

Creation of Shares	1,500,000	2,400,000
Redemption of Shares	425,000	375,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(5,489,318)	$(6,526,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	1,794,075	3,740,988
Changes in operating assets and liabilities:
Due from broker	(3,554,088)	(4,530,268)
Interest receivable	1,441	(1,158)
Restricted cash	(79,885)	-
Other assets	(117,944)	(26,292)
Due to broker	(60,805)	-
Management fee payable to Sponsor	(493)	15,152
Other liabilities	(15,978)	6,927
Net cash used in operating activities	(7,522,995)	(7,320,825)

Cash flows from financing activities:
Proceeds from sale of Shares	16,360,797	32,577,342
Redemption of Shares	(4,649,457)	(6,069,199)
Net cash provided by financing activities	11,711,340	26,508,143

Net change in cash and cash equivalents	4,188,345	19,187,318
Cash and cash equivalents, beginning of period	21,568,368	6,451,639
Cash and cash equivalents, end of period	$25,756,713	$25,638,957

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015
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

On June 17, 2011, the Fund’s registration of 10,000,000 shares on Form S-1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “WEAT.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. On September 30, 2014, a subsequent registration statement for WEAT was declared effective by the SEC.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  In addition, effective on the Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

Given this conversion, the Sponsor has, in the quarter-ended September 30, 2015, reflected an adjusted estimate of the fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through September 30, 2015, net of expenses waived by the Sponsor, is generally as had been presented in prior periods of 2015 as discussed in the Form 10-Q for the period ended June 30, 2015.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund.

For the three months ended September 30, such expenses include both the fees for the Bank of New York Mellon and U.S. Bank, which are recorded in custodian fees and expenses on the statements of operations, totaled $47,557 in 2015 and $4,249 in 2014; of these amounts $10,874 in 2015 and $0 in 2014, respectively, were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $104,305 in 2015 and $6,954 in 2014; of these amounts $27,874 in 2015 and $0 in 2014, respectively, were waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, such expenses, which are recorded in distribution and marketing fees on the statements of operations, totaled $8,592 in 2015 and $6,712 in 2014 and was paid by the Fund. For the nine months ended September 30, such expenses, totaled $24,076 in 2015 and $13,914 in 2014 and was paid by the Fund.

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

Currently, ED&F Man serves as the Funds clearing broker to execute and clear futures and provide other brokerage-related services.  ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Wheat Futures Contracts Newedge, SG and Jefferies were paid $8.00 per round turn. For the three months ended September 30, such expenses, which are recorded in brokerage commissions on the statements of operations, totaled $3,668 in 2015 and $1,692 in 2014 and was paid by the Fund. For the nine months ended September 30, such expenses, totaled $9,080 in 2015 and $13,610 on 2014 and was paid by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund did not recognize any expense for these services in the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the Fund recognized $687 for these services and was paid for by the Fund. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in the results of operations. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2015 and 2014.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $1,832,199 and $21,568,368 in money market funds at September 30, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $23,924,514 in a demand-deposit savings account on September 30, 2015. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

Restricted Cash

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  Per the amended agreement between the Sponsor and The Bank of New York Mellon dated August 14, 2015, certain cash amounts for each Fund, except in the case of TAGS, are to remain at The Bank of New York Mellon until amounts for services and early termination fees are paid.  The amended agreement allows for payments for such amounts owed to be made through December 31, 2017. Cash balances that are held in custody at The Bank of New York Mellon under this amended agreement are reflected on the Statements of Assets and Liabilities of the Fund and the Trust as Restricted Cash.

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

The administrator, U.S. Bancorp Fund Services, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing financial reporting and related accounting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended September 30, such expenses, which are primarily included as distribution and marketing fees, totaled $93,286 in 2015 and $51,564 in 2014 and was paid by the Fund. For the nine months ended September 30, such expenses, totaled $259,496 in 2015 and $128,081 in 2014 and was paid by the Fund. All asset-based fees and expenses for the Fund are calculated on the closing net asset value.

For the three and nine months ended September 30, 2015, there were $10,874 and $42,174 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

There were no expenses waived for the three and nine months ended September 30, 2014.

For the year ended December 31, 2013, there were $69,416 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In the three and nine months September 30, 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $1,335 and $46,302 respectively, from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On September 30, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three and nine months being reported.

For the quarter ended June 30, 2015, Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2016 (the "DEC16 Wheat Contracts") did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 asset, The DEC16 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2015. These transferred back to a Level 1 asset for the quarter ended September 30, 2015.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014:

September 30, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2015
Cash equivalents	$1,832,199	$-	$-	$1,832,199
Wheat futures contracts	468,200	-	-	468,200
Total	$2,300,399	$-	$-	$2,300,399

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2015
Wheat futures contracts	$1,545,775	-	-	1,545,775

December 31, 2014
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$21,568,368	$-	$-	$21,568,368
Wheat futures contracts	729,626	-	-	729,626
Total	$22,297,994	$-	$-	$22,297,994

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Wheat futures contracts	$13,125	$-	$-	$13,125

Transfers into and out of each level of the fair value hierarchy for the DEC16 Wheat Contracts for the nine months ended September 30, 2015 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Wheat future contracts	$1,178,088	$1,178,088	$1,178,088	$1,178,088	$-	$-

Transfers into and out of each level of the fair value hierarchy for the DEC15 Wheat Contracts for the nine months ended September 30, 2014 were as follows:

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

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2015 and 2014, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2015 and Newedge USA as of December 31, 2014.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Assets	Liabilities	Liabilities	Offset	to Broker	Net Amount
Commodity price
Wheat futures contracts	$468,200	$-	$468,200	$468,200	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Wheat futures contracts	$1,545,775	$-	$1,545,775	$468,200	$1,077,575	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Assets	Liabilities	Liabilities	Offset	to Broker	Net Amount
Commodity price
Wheat futures contracts	$729,626	$-	$729,626	$13,125	$60,805	$655,696

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Wheat futures contracts	$13,125	$-	$13,125	$13,125	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Three months ended September 30, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(744,325)	$(5,046,488)

Three months ended September 30, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(2,915,100)	$(2,620,751)

Nine months ended September 30, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(3,017,638)	$(1,794,075)

Nine months ended September 30, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(2,329,112)	$(3,740,988)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $28.0 million and $25.8 million for the three and nine months ended September 30, 2015 and $25.2 million and $18.8 million for the same periods in 2014.
Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
Per Share Operation Performance	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net asset value at beginning of period	$12.21	$13.77	$12.72	$14.84
Loss from investment operations:
Investment income	0.00	0.00	0.01	0.00
Net realized and unrealized loss on commodity futures contracts	(2.03)	(2.85)	(2.35)	(3.62)
Total expenses, net	(0.10)	(0.11)	(0.30)	(0.41)
Net decrease in net asset value	(2.13)	(2.96)	(2.64)	(4.03)
Net asset value at end of period	$10.08	$10.81	$10.08	$10.81
Total Return	(17.44)%	(21.50)%	(20.75)%	(27.16)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.19%	3.55%	4.03%	3.62%
Total expenses, net	4.05%	3.58%	3.81%	4.03%
Net investment loss	(3.78)%	(3.54)%	(3.65)%	(4.00)%

Effective in the third quarter 2015, the financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses. In prior periods, the financial highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period. Any change in methodology was not material to the ratios presented.

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

Management has evaluated the three months ended September 30, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On October 28, 2015, $2,275 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2015	December 31, 2014
Assets	(Unaudited)
Cash and cash equivalents	$1,596	$1,647
Other assets	4,592	10,000
Equity in trading accounts:
Investments in securities, at fair value (cost $2,193,554 and $2,392,877 as of September 30, 2015 and December 31, 2014, respectively)	1,356,103	1,641,102
Total assets	$1,362,291	$1,652,749

Net assets	$1,362,291	$1,652,749

Shares outstanding	50,002	50,002

Net asset value per share	$27.24	$33.05

Market value per share	$26.21	$33.05

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

September 30, 2015
   (Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$329,729	24.20%	14,008
Teucrium Soybean Fund	332,355	24.40	18,481
Teucrium Sugar Fund	358,874	26.34	41,024
Teucrium Wheat Fund	335,145	24.60	33,237
Total exchange-traded funds (cost $2,193,554)	$1,356,103	99.54%

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $1,596)	$1,596	0.12%	1,596

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended September 30, 2014	Nine months ended	Nine months ended
	September 30, 2015		September 30, 2015	September 30, 2014
Income
Realized and unrealized loss on trading of securities:
Realized loss on securities	$(85,003)	$(28,927)	$(199,321)	$(113,361)
Net change in unrealized appreciation or depreciation on securities	(94,161)	(333,675)	(85,675)	(238,964)
Interest loss	(2)	-	(4)	(5)
Total loss	(179,166)	(362,602)	(285,000)	(352,330)

Expenses
Professional fees	11,202	24,939	17,296	32,231
Distribution and marketing fees	3,348	5,269	12,539	18,109
Custodian fees and expenses	89,916	557	132,916	1,506
Business permits and licenses fees	-	-	15,509	19,000
General and administrative expenses	323	665	8,413	8,606
Other expenses	206	218	512	727
Total expenses	104,995	31,648	187,185	80,179

Expenses waived by the Sponsor	(103,257)	(29,470)	(181,727)	(73,073)

Total expenses, net	1,738	2,178	5,458	7,106

Net loss	$(180,904)	$(364,780)	$(290,458)	$(359,436)

Net loss per share	$(3.62)	$(7.29)	$(5.81)	$(7.19)
Net loss per weighted average share	$(3.62)	$(7.30)	$(5.81)	$(7.19)
Weighted average shares outstanding	50,002	50,002	50,002	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Operations
Net loss	$(290,458)	$(359,436)
Net change in net assets	(290,458)	(359,436)

Net assets, beginning of period	$1,652,749	$1,896,442

Net assets, end of period	$1,362,291	$1,537,006

Net asset value per share at beginning of period	$33.05	$37.93

Net asset value per share at end of period	$27.24	$30.74

Creation of Shares	-	-
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(290,458)	$(359,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on securities	85,675	238,964
Changes in operating assets and liabilities:
Net (purchases) and sale of investments in securities	199,323	122,669
Other assets	5,409	(4,204)
Other liabilities	-	710
Net cash used in operating activities	(51)	(1,297)

Net change in cash and cash equivalents	(51)	(1,297)
Cash and cash equivalents, beginning of period	1,647	2,880
Cash and cash equivalents, end of period	$1,596	$1,583

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  In addition, effective on the Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

Given this conversion, the Sponsor has, in the quarter-ended September 30, 2015, reflected an adjusted estimate of the fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through September 30, 2015, net of expenses waived by the Sponsor, is generally as had been presented in prior periods of 2015 as discussed in the Form 10-Q for the period ended June 30, 2015.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund.

For the three months ended September 30, such expenses include both the fees for the Bank of New York Mellon and U.S. Bank, which are recorded in custodian fees and expenses on the statements of operations, totaled $89,916 in 2015 and $557 in 2014; of these amounts $89,916 in 2015 and $557 in 2014, respectively, were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $132,916 in 2015 and $1,506 in 2014; of these amounts $132,916 in 2015 and $1,506 in 2014, respectively, were waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, such expenses, which are recorded in distribution and marketing fees on the statement of operations, totaled $269 in 2015 and $512 in 2014; of these amounts $269 in 2015 and $512 in 2014, respectively, were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $938 in 2015 and $1,545 in 2014; of these amounts $938 in 2015 and $1,545 in 2014, respectively, were waived by the Sponsor.

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

ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  The Fund did not recognize any expense for these services in the three and nine months ended September 30, 2015 and 2014. This expense is recorded in brokerage commissions on the statements of operations. The Bank of New York Mellon serves as the primary clearing broker for the Fund in activity related to shares of the Underlying Funds. For this service the Fund recognized $0 for the three and nine months ended September 30, 2015 and 2014.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund did not recognize any expense for these services in the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the Fund recognized $29 for these services and waived by the Sponsor. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2014, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2015 and for the years ended December 31, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in the results of operations. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2015 and 2014.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $1,596 and $1,647 in money market funds at September 30, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $0 in a demand-deposit savings account on September 30, 2015. Assets deposited with financial institutions, at times, exceed federally insured limits.

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

The administrator, U.S. Bancorp Fund Services, will calculate the NAV of the Fund once each trading day. It will calculate the NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time. The NAV for a particular trading day will be released after 4:15 p.m. New York time.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing financial reporting and related accounting, regulatory compliance, and trading activities that are directly attributable to the Fund. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the three months ended September 30, such expenses, which are primarily included as distribution and marketing fees, totaled $2,873 in 2015 and $4,145 in 2014; of these amounts, $2,873 in 2015 and $4,145 in 2014 were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $10,181 in 2015 and $13,904 in 2014; of these amounts, $10,181 in 2015 and $13,904 in 2014 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the closing net asset value. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the three and nine months ended September 30, 2015, there were $103,257 and $181,727 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three and nine months ended September 30, 2014, there were $29,470 and $73,073 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014:

September 30, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2015
Exchange-traded funds	$1,356,103	$-	$-	$1,356,103
Cash equivalents	1,596	-	-	1,596
Total	$1,357,699	$-	$-	$1,357,699

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Exchange-traded funds	$1,641,102	$-	$-	$1,641,102
Cash equivalents	1,647	-	-	1,647
Total	$1,642,749	$-	$-	$1,642,749

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
Per Share Operation Performance	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net asset value at beginning of period	$30.86	$38.03	$33.05	$37.93
Loss from investment operations:
Investment income	0.00	0.00	0.00	0.00
Net realized and unrealized loss on commodity futures contracts	(3.58)	(7.25)	(5.70)	(7.05)
Total expenses	(0.04)	(0.04)	(0.11)	(0.14)
Net decrease in net asset value	(3.62)	(7.29)	(5.81)	(7.19)
Net asset value at end of period	$27.24	$30.74	$27.24	$30.74
Total Return	(11.73)%	(19.17)%	(17.58)%	(18.95)%
Ratios to Average Net Assets (Annualized)
Total expenses	30.28%	7.29%	17.17%	5.65%
Total expenses, net	0.50%	0.50%	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%	(0.50)%	(0.50)%

Effective in the third quarter 2015, the financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses. In prior periods, the financial highlights per share data are calculated using the average of the daily shares outstanding for the reporting period, which is inclusive of the last day of the period. Any change in methodology was not material to the ratios presented.

Note 6 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

Management has evaluated the three months ended September 30, 2015 financial statements for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2015, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,227 contracts, MAR16)	$24,463,313	35%
CBOT Corn Futures (1,034 contracts, MAY16)	20,964,350	30
CBOT Corn Futures (1,197 contracts, DEC16)	24,598,350	35

Total at September 30, 2015	$70,026,013	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (56 contracts, JAN16)	$2,503,200	35%
CBOT Soybean Futures (48 contracts, MAR16)	2,153,400	30
CBOT Soybean Futures (57 contracts, NOV16)	2,545,763	35

Total at September 30, 2015	$7,202,363	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (91 contracts, MAY16)	$1,304,576	35%
ICE Sugar Futures (78 contracts, JUL16)	1,111,219	30
ICE Sugar Futures (87 contracts, MAR17)	1,296,926	35

Total at September 30, 2015	$3,712,721	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (385 contracts, MAR16)	$10,000,375	35%
CBOT Wheat Futures (327 contracts, MAY16)	8,571,488	30
CBOT Wheat Futures (363 contracts, DEC16)	9,937,125	35

Total at September 30, 2015	$28,508,988	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (14,008 shares)	$329,729	24%
Shares of Teucrium Soybean Fund (18,481 shares)	332,355	25
Shares of Teucrium Wheat Fund (33,237 shares)	335,145	25
Shares of Teucrium Sugar Fund (41,024 shares)	358,874	26

Total at September 30, 2015	$1,356,103	100%

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

Performance Summary

This report covers the periods from January 1 to September 30, 2015 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$26.62
Loss from investment operations:
Investment income	0.02
Net realized and unrealized loss on commodity futures contracts	(2.40)
Total expenses	(0.70)
Net decrease in net asset value	(3.08)
Net asset value end of period	$23.54
Total Return	(11.57)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.86%
Total expenses, net	3.83%
Net investment loss	(3.70)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$20.79
Loss from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.40)
Total expenses	(0.42)
Net decrease in net asset value	(2.81)
Net asset value at end of period	$17.98
Total Return	(13.52)%
Ratios to Average Net Assets (Annualized)
Total expenses	7.31%
Total expenses, net	2.91%
Net investment loss	(2.78)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$11.83
Loss from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.95)
Total expenses	(0.14)
Net decrease in net asset value	(3.08)
Net asset value at end of period	$8.75
Total Return	(26.04)%
Ratios to Average Net Assets (Annualized)
Total expenses	10.03%
Total expenses, net	1.93%
Net investment loss	(1.79)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$12.72
Loss from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(2.35)
Total expenses	(0.30)
Net decrease in net asset value	(2.64)
Net asset value at end of period	$10.08
Total Return	(20.75)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.03%
Total expenses, net	3.81%
Net investment loss	(3.65)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$33.05
Loss from investment operations:
Investment income	0.00
Net realized and unrealized loss on investment transactions	(5.70)
Total expenses	(0.11)
Net decrease in net asset value	(5.81)
Net asset value at end of period	$27.24
Total Return	(17.58)%
Ratios to Average Net Assets (Annualized)
Total expenses	17.17%
Total expenses, net	0.50%
Net investment loss	(0.50)%

The performance of each Fund for these periods and the exchange-traded Shares are detailed below in “Results of Operations.” Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014.  The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS operated for the entirety of all periods.  The combined results of operations for the Trust include NAGS and CRUD for the three and nine months ended September 30, 2014 as these funds did not liquidate until after December 21, 2014.

Total expenses for the current and comparative period are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the year ended December 31, 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2013 and 2014, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2014 are then presented as a reimbursement of expenses previously waived. Consistent treatment has been applied to expenses which have been waived by the Sponsor in the 2014. For all expenses waived in 2015, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  In addition, effective on the Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

Given this conversion, the Sponsor has, in the quarter-ended September 30, 2015, reflected an adjusted estimate of the fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through September 30, 2015, net of expenses waived by the Sponsor, is generally as had been presented in prior periods of 2015 as discussed in the Form 10-Q for the period ended June 30, 2015.

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

On September 30, 2015, the Fund had 2,975,004 shares outstanding and net assets of $70,027,351.  This is in comparison to 4,575,004 shares outstanding and net assets of $104,313,621 on September 30, 2014 and 3,350,004 shares outstanding with net assets of $86,694,490 on June 30, 2015.  Shares outstanding decreased by 1,600,000 and 35% for the period of 2015 when compared to 2014 and by 375,000 shares and 11% compared to June 30, 2015.  This decrease was, in the opinion of management, due to USDA and markets estimates of robust yields and planted acres for the 2015-16 crop year and continued concerns about overall global economic growth.

Total net assets for the Fund were $70,027,351 on September 30, 2015, compared to $104,313,621 on September 30, 2014. The Net Asset Values (“NAV”) per share related to these balances were $23.54 and $22.80, respectively. This represents an decrease in total net assets for the period ending September 30, 2015 versus 2014 of 33% which was driven by a combination of a decrease in the number of shares outstanding and a change in the NAV per share which increased by $.74 or 3%.  The closing prices per share for 2015 and 2014, as reported by the NYSE Arca, were $23.56 and $22.78, respectively.  The change for September 30, 2015 over the prior year was a 3% increase.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2015 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2015 was ($7,309,990) resulting from a realized gain on commodity futures contracts totaling $83,175, which was more than offset by a net change in unrealized depreciation of commodity futures contracts of ($7,447,263). The total loss for the nine-month period ended September 30, 2015 was ($8,121,725) resulting primarily from a realized loss on commodity futures contracts totaling ($4,245,750) and a net change in unrealized depreciation of commodity futures contracts of ($3,960,625).  For the same periods in 2014, respectively, the total loss was ($22,866,226) and ($23,800,435). Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for the three and nine-month periods ended September 30, 2015 was $54,098 and $84,650.  In 2014, these amounts were $5,823 and $24,843.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015.  These accounts had slightly higher overnight deposit rates than were available in money market products that had been utilized solely in the past.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2015 were $830,024; total expenses for the same period in 2014 were $821,238. This represents an $8,786 or 1% increase for 2015 over 2014.   The increase was driven primarily by a ($35,546) or 15% decrease in the management fee paid to the Sponsor as a result of lower average net assets, a ($32,503) or 8% decrease in distribution and marketing fees and a ($47,551) or 100% decrease in brokerage expenses due to changes in the roll procedures for certain contracts instituted by the Sponsor; these were more than offset by a $88,506 or 140% increase in professional fees due to the timing of payments related to auditing, legal and tax preparation fees, a $16,487 or 39% increase in general and administrative expenses and a $16,585 or 51% increase in custodian fees and expenses for the final payments to BNYM discussed above. The decreases in operating expenses, other than that related to the management fee, were generally due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 4.21% in 2015 and 3.51% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2015 were $2,370,357; total expenses for the same period in 2014 were $2,363,376. This represents a $6,981 or 0% increase for 2015 over 2014.   The increase was primarily driven by a ($70,255) or 10% decrease in the management fee paid to the Sponsor as a result of lower average net assets, a ($181,058) or 18% decrease in distribution and marketing fees, a ($2,707) or 2% decrease in general and administrative expenses, a ($4,621) or 12% decrease in other expenses, and a ($57,836) or 71% decrease in brokerage expenses.  These were more than offset by a $307,801 or 109% increase in professional fees due to the timing of payments related to auditing, legal and tax preparation fees and a $16,584 or 17 % increase in custodian fees and expenses for the final payments to BNYM discussed above. The decreases in operating expenses, other than the management fee, were generally due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.86% in 2015 and 3.44% in 2014.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-months ended September 30, 2015, the Sponsor waived $16,584 in fees; for the same period in 2014, the Sponsor waived $0 fees. For the nine-months ended September 30, 2015, the Sponsor waived $16,584 in fees; for the same period in 2014, the Sponsor waived $0 fees.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the three-month period for 2015 and 2014 were $813,440 and $828,235 respectively. The total expense ratio net of expenses waived by the Sponsor for these periods was 4.13% in the period for 2015 and 3.54% in 2014.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the nine-month period for 2015 and 2014 were $2,353,773 and $2,671,688 respectively. The total expense ratio net of expenses waived by the Sponsor for these periods was 3.83% in the period for 2015 and 3.89% in 2014.

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

For the year ended December 31, 2013, there were $426,248 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2014.  At that time, the Sponsor had determined that recovery of the expense amounts was not probable.  In the three and nine months ended September 30, 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $6,997 and $308,312, respectively, from the Fund.  This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On September 30, 2015, the Fund had 400,004 shares outstanding and net assets of $7,193,509.  This is in comparison to 225,004 shares outstanding and net assets of $4,311,109 on September 30, 2014 and 350,004 shares outstanding with net assets of $7,211,013 June 30, 2015.  Shares outstanding increased by 175,000 and 78% for the period of 2015 when compared to 2014 and by 50,000 shares and 14% compared to June 30, 2015.  This increase was, in the opinion of management, due to increased interest due to the relatively low prices for the underlying commodity, a condition which was driven by robust USDA yield and production estimates, and continued strong global demand.

Total net assets for the Fund were $7,193,509 on September 30, 2015, compared to $4,311,109 on September 30, 2014. The Net Asset Values (“NAV”) per share related to these balances were $17.98 and $19.16 respectively. This represents an increase in total net assets for the period ending September 30, 2015 versus 2014 of 67% which was driven by an increase in the number of shares outstanding, offset partially by a change in the NAV per share which decreased by ($1.18) or 6%.  The closing prices per share for 2015 and 2014, as reported by the NYSE Arca, were $18.00 and $19.14, respectively.  The change for September 30, 2015 over the prior year was a 6% decrease.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2015 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2015 was ($974,019) resulting primarily from the realized loss on commodity futures contracts totaling ($356,775) and a net change in unrealized depreciation of commodity futures contracts of ($622,013). The total loss for the nine-month period ended September 30, 2015 was ($1,112,342) resulting primarily from the realized loss on commodity futures contracts totaling ($1,091,489) and a net change in unrealized depreciation of commodity futures contracts of ($27,462).  For the same periods in 2014, respectively, the total loss was ($945,445) and ($687,444). Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for the three and nine-month periods ended September 30, 2015 was $4,769 and $6,609.  In 2014, these amounts were $230 and $993.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015.  These accounts had slightly higher overnight deposit rates than were available in the money market products that had been utilized solely in the past.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2015 were $199,526; total expenses for the same period in 2014 were $88,832. This represents a $110,694 or 125% increase for 2015 over 2014.   The increase was driven principally by a $8,269 or 79% increase in the management fee paid to the Sponsor as a result of higher average net assets, an $18,626 or 38% increase in professional fees due to the timing of payments related to auditing, legal and tax preparation fees, a $15,599 or 104% increase in distribution and marketing fees and a $4,337 or 158% increase in general and administrative expenses both due to an increase in assets relative to the other Funds, and a $68,110 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section.   The total expense ratio gross of expenses waived by the Sponsor for these years was 10.67% in 2015 and 8.55% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2015 were $404,965; total expenses for the same period in 2014 were $183,864. This represents a $221,101 or 120% increase for 2015 over 2014.   The increase was driven principally by a $23,749 or 75% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $15,920 or 19% increase in professional fees due to the timing of payments related to auditing, legal and tax preparation fees, a $45,445 or 139% increase in distribution and marketing fees and an $8,240 or 105% increase in general and administrative expenses both due to an increase in assets relative to the other Funds, and a $129,930 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section. The total expense ratio gross of expenses waived by the Sponsor for these years was 7.31% in 2015 and 5.77% in 2014.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-months ended September 30, 2015, the Sponsor waived $129,551 fees; for the same period in 2014, the Sponsor waived $50,244 fees. For the nine-months ended September 30, 2015, the Sponsor waived $243,723 fees; for the same period in 2014, the Sponsor waived $50,244 fees.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the three-month period for 2015 and 2014 were $69,975 and $38,815 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.74% in the period for 2015 and 3.74% in 2014.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the nine-month period for 2015 and 2014 were $161,242 and $158,759 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 2.91% in the period for 2015 and 4.98% in 2014.

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

For the year ended December 31, 2013, there were $68,857 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014.  At that time, the Sponsor had determined that recovery of the expense amounts was not probable.  In the three and nine months ended September 30, 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $227 and $25,139, respectively, from the Fund.  This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On September 30, 2015, the Fund had 425,004 shares outstanding and net assets of $3,717,870.  This is in comparison to 200,004 shares outstanding and net assets of $2,635,968 on September 30, 2014 and 425,004 shares outstanding with net assets of $4,034,221 on June 30, 2015.  Shares outstanding increased by 225,000 and 112% for the period of 2015 when compared to 2014 and were flat compared to June 30, 2015.  This increase in shares outstanding was, in the opinion of management, due to increased interest and investment activity as the price of the underlying commodity fell to a multi-year low driven, in part, by impacts of the Brazilian currency.

Total net assets for the Fund were $3,717,870 on September 30, 2015, compared to $2,635,968 on September 30, 2014. The Net Asset Values (“NAV”) per share related to these balances were $8.75 and $13.18 respectively. This represents an increase in total net assets for the period ending September 30, 2015 versus 2014 of 41% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by ($4.43) or 34%.  The closing prices per share for 2015 and 2014, as reported by the NYSE Arca, were $8.75, $13.15, respectively.  The change for June 30, 2015 over the prior year was a 33% decrease.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2015 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2015 was ($328,266) resulting primarily from the realized loss on commodity futures contracts totaling ($446,791), offset by a net change in unrealized appreciation of commodity futures contracts of $116,167. The total loss for the nine-month period ended September 30, 2015 was ($970,165) resulting primarily from the realized loss on commodity futures contracts totaling ($1,286,051), offset by a net change in unrealized appreciation of commodity futures contracts of $312,379.  For the same periods in 2014, respectively, the total loss was ($357,110) and ($164,605). Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for the three and nine-month periods ended September 30, 2015 was $2,358 and $3,507.  In 2014, these amounts were $181 and $639.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015.  These accounts had slightly higher overnight deposit rates than were available in the money market products that had been utilized solely in the past.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2015 were 128,825; total expenses for the same period in 2014 were $50,196. This represents a $78,629 or 157% increase for 2015 over 2014.   The increase was driven principally by a $2,287 or 32% increase in the management fee paid to the Sponsor as a result of higher average net assets, an $11,885 increase in distribution and marketing fees, a $6,657 increase in business licenses and permits, and a $68,856 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section. These increases were offset primarily by an ($8,634) or 26% decrease in professional fees and a ($3,000) or 100% decrease in brokerage commissions.  The total expense ratio gross of expenses waived by the Sponsor for these years was 13.56% in 2015 and 7.07% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2015 were $244,282; total expenses for the same period in 2014 were $144,719. This represents a $99,563 or 69% increase for 2015 over 2014.   The increase was driven principally by a $3,640 or 18% increase in the management fee paid to the Sponsor as a result of higher average net assets and a $130,229 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section. These increases were offset primarily by reductions in all other categories. The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 10.03% in 2015 and 7.02% in 2014.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-months ended September 30, 2015, the Sponsor waived $109,353 fees; for the same period in 2014, the Sponsor waived $37,600 in fees. For the nine-months ended June 30, 2015, the Sponsor waived $197,178 fees; for the same period in 2014, the Sponsor waived $105,474 in fees.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the three-month period for 2015 and 2014 were $19,472 and $12,596 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 2.05% in the period for 2015 and 1.77% in 2014.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the nine-month period for 2015 and 2014 were $47,104 and $39,245 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 1.93% in the period for 2015 and 1.90% in 2014.

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

On September 30, 2015, the Fund had 2,825,004 shares outstanding and net assets of $28,485,479.  This is in comparison to 2,500,004 shares outstanding and net assets of $27,030,056 on September 30, 2014 and 2,650,004 shares outstanding and net assets of $32,356,027 on June 30, 2015.  Shares outstanding increased 325,000 and 13% for the period of 2015 when compared to 2014 and 175,000 shares and 7% compared to June 30, 2015.  This increase was, in the opinion of management, due to market concerns regarding yields and crop quality for the 2015-16 crop year as opposed to market and USDA initial estimates, in conjunction with relatively lower prices.

Total net assets for the Fund were $28,485,479 on September 30, 2015, compared to $27,030,056 on September 30, 2014. The Net Asset Values (“NAV”) per share related to these balances were $10.08 and $10.81 respectively. This represents an increase in total net assets for the period ending September 30, 2015 versus 2014 of 5% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by ($0.73) or 7%.  The closing prices per share for 2015 and 2014, as reported by the NYSE Arca, were $10.08, $10.83, respectively.  The change for September 30, 2015 over the prior year was a 7% decrease.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2015 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2015 was ($5,771,360) resulting primarily from the realized loss on commodity futures contracts totaling ($744,325) and a net change in unrealized depreciation of commodity futures contracts of ($5,046,488). The total loss for the nine-month period ended September 30, 2015 was ($4,783,512) resulting primarily from the realized loss on commodity futures contracts totaling ($3,017,638) and a net change in unrealized depreciation of commodity futures contracts of ($1,794,075).  For the same periods in 2014, respectively, there was a total loss of ($5,533,838) and ($6,066,134). Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contract given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for the three and nine-month periods ended September 30, 2015 was $19,453 and $28,201.  In 2014, these amounts were $2,013 and $3,966.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015.  These accounts had slightly higher overnight deposit rates than were available in the money market product that had been utilized solely in the past.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2015 were $307,481; total expenses for the same period in 2014 were $205,601. This represents a $101,880 or 50% increase for 2015 over 2014.   The increase was in part driven by a $15,835 or 28% increase in the management fee paid to the Sponsor as a result of higher average net assets and a $43,308 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section. In addition, there were year over year increases resulting from higher relative net assets compared to the other Funds of a $49,037 or 69% in distribution and marketing fees and a $14,022 or 248% in general and administrative expenses. These increases were offset by a ($2,949) and 6% decrease in professional fees and a ($14,401) and 100% decrease in business permits and licenses due to timing differences in the payment. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.19% in 2015 and 3.55% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2015 were $747,980; total expenses for the same period in 2014 were $413,738. This represents a $334,242 or 81% increase for 2015 over 2014.   The increase was in part driven by a $71,508 or 63% increase in the management fee paid to the Sponsor as a result of higher average net assets and a $97,351 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section. In addition, there were year over year increases resulting from higher relative net assets compared to the other Funds of: 1) $68,301 or 81% in professional fees related to auditing, legal and tax preparation fees, 2) $85,717 or 59% in distribution and marketing fees, and 3) $28,150 or 152% in general and administrative expenses. These increases were offset by a ($4,530) or 33% decrease in brokerage expenses which resulted from a change in the roll procedure for certain contract months which helped to reduce brokerage expenses, a ($2,399) or 26% decrease in other expenses and a ($9,856) decrease in business permits and licenses. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.03% in 2015 and 3.62% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-months ended September 30, 2015, the Sponsor waived $10,874 fees; for the same period in 2014, the Sponsor waived $0 fees. For the nine-months ended September 30, 2015, the Sponsor waived $42,174 fees; for the same period in 2014, the Sponsor waived $0 fees.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the three-month period for 2015 and 2014 were $296,607 and $206,936 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 4.05% in the period for 2015 and 3.58% in 2014.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the nine-month period for 2015 and 2014 were $705,806 and $460,040 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.81% in the period for 2015 and 4.03% in 2014.

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

For the year ended December 31, 2013, there were $69,416 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2014.  At that time, the Sponsor had determined that recovery of the expense amounts was not probable.  In the three and nine months ended September 30, 2014, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $1,335 and $46,302, respectively, from the Fund.  This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On September 30, 2015, the Fund had 50,002 shares outstanding and net assets of $1,362,291.  This is in comparison to 50,002 shares outstanding and net assets of $1,537,006 on September 30, 2014 and 50,002 shares outstanding with net assets of $1,543,193 on June 30, 2015.  Shares outstanding remained constant for all period of 2015 and 2014.  Effective August 2, 2012, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares are created.

Total net assets for the Fund were $1,362,291 on September 30, 2015, compared to $1,537,006 on September 30, 2014. The Net Asset Values (“NAV”) per share related to these balances were $27.24 and $30.74 respectively. This represents a decrease in total net assets for the period ending September 30, 2015 versus 2014 of 11% which was driven by a decrease in the NAV per share which decreased by ($3.50) or 11%.  The closing prices per share for 2015 and 2014, as reported by the NYSE Arca, were $26.21 and $30.41, respectively.  The change for September 30, 2015 over the prior year was a 14% decrease.

This change in the NAVs of the Underlying Funds has been driven principally by updates to the USDA’s outlook for corn, soybean and wheat prices, supply and demand. Summaries of the USDA’s most recent monthly report for corn, soybeans and wheat, which was released on October 9, 2015, are presented in the Market Outlook section of this filing.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2015 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2015 was ($179,166) resulting primarily from the realized loss on financial instruments totaling ($85,003) and a net change in unrealized depreciation on financial instruments of ($94,161). The total loss for the nine-month period ended September 30, 2015 was ($285,000) resulting primarily from the realized loss on financial instruments totaling ($199,321) and a net change in unrealized depreciation on financial instruments of ($85,675). Total loss was ($362,602) in the three-month period ended September 30, 2014 and ($352,330) for the nine-month period in 2014.  Realized gain or loss on the financial instruments of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark.  Unrealized gain or loss on the financial instruments of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2015 were $104,995; total expenses for the same period in 2014 were $31,648. This represents a $73,346 or 232% increase for 2015 over 2014.   The increase was driven principally by a $89,359 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section. This increase was offset by decreases in other operating expenses due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 30.28% in 2015 and 7.29% in 2014.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2015 were $187,185; total expenses for the same period in 2014 were $80,179. This represents a $107,006 or 133% increase for 2015 over 2014.   The increase was driven principally by a $131,410 increase in custodian fees and expenses for the reasons described in the Trust discussion of this section. This increase was offset by decreases in other operating expenses due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 17.17% in 2015 and 5.65% in 2014.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-months ended September 30, 2015, the Sponsor waived $103,257 fees; for the same period in 2014, the Sponsor waived $29,470 in fees. For the nine-months ended September 30, 2015, the Sponsor waived $181,727 fees; for the same period in 2014, the Sponsor waived $73,073 in fees.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the three-month period for 2015 and 2014 were $1,738 and $2,178 respectively. The total expense ratio net of expenses waived by the Sponsor for the periods was 0.50% in the period for 2015 and 0.50% in 2014.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for the nine-month period for 2015 and 2014 were $5,458 and $7,106 respectively. The total expense ratio net of expenses waived by the Sponsor for the periods was 0.50% in the period for 2015 and 0.50% in 2014.

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

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2015-16, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 35% of all the corn globally, about 14% will be exported.  For 2015-2016, global consumption of 980.8 Million Metric Tons (MMT) is expected to exceed global production of 972.6 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine.  Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia.

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

On October 9, 2015, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Years 2014-15 and 2015-16. The USDA has projected the 2015-16 yield to be 168.0 bushels per acre for the U.S, a significant increase over prior years, but slightly down from the 171.0 in 2014-15, with 88.4 million acres planted and 80.7 million harvested. The total domestic supply of corn for 2015-16 is projected to be 15,316 million bushels; usage for the crop year is projected to increase slightly to 13,755 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory for 2015-16 will be slightly lower than 2014-15 at 1,561 million bushels.  The USDA’s projected 2015-16 “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 41.4 days, up significantly from the 33.4 days for 2013-2014 but down slightly from the 46.0 projected for 2014-15.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China.  The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2015-2016, the United States will produce approximately 105.8 MMT of soybeans or approximately 33% of estimated world production, with Brazil production at 100 MMT. Argentina is projected to produce about 57 MMT. For 2015-2016, consumption of 310.5 MMT is expected to be surpassed by global production of 320.5 MMT.  If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On October 9, 2015, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Years 2014-15 and 2015-16. The USDA has projected the 2015-16 yield to be 47.2 bushels per acre for the U.S, slightly down from the 47.5 in 2014-15, with 83.2 million acres planted and 82.4 million harvested. The total domestic supply of soybeans for 2015-16 is projected to be 4,109 million bushels; usage for the crop year is projected to fall slightly from 2014-15 to 3,685 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory for 2015-16 will increase over 2014-15 and prior years to 425 million bushels.  The USDA’s projected 2015-16 “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 42.1 days, up significantly from the 9.7 days for 2013-2014 and the 18.1 projected for 2014-15.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the FSU-12, including the Ukraine, and India.  The United States Department of Agriculture (“USDA”) estimates that for 2015-2016, that the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 8% of the global production, with almost half of that being exported. For 2015-2016, consumption of 716.4 MMT is estimated to be surpassed by production of 732.8 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On October 9, 2015, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Years 2014-15 and 2015-16. The USDA has projected the 2015-16 yield to be 43.6 bushels per acre for the U.S, slightly down from the 43.7 in 2014-15, with 54.6 million acres planted and 47.1 million harvested. The total domestic supply of wheat for 2015-16 is projected to be 2,930 million bushels; usage for the crop year is projected to increase slightly from 2014-15 to 2,069 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory for 2015-16 will increase over 2014-15 and prior years to 861 million bushels.  The USDA’s projected 2015-16 “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 151.9 days, up from the 88.4 days for 2013-2014 and the 136.5 projected for 2014-15.

Calculating NAV

The Fund’s NAV is calculated by:

Taking the current market value of its total assets and

Subtracting any liabilities.

The Administrator calculates the NAV of each Fund once each trading day. It calculates NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m., New York time. The NAV for a particular trading day will be released after 4:15 p.m., New York time.

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

4.

Cash and cash equivalents are cash held at financial intuitions in demand-deposit accounts or highly-liquid investments with original maturity dates of three months or less at inception. The Funds reported cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Funds have a substantial portion of its assets on deposit with banks. Assets deposited with financial institutions may, at times, exceed federally insured limits.

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

Beginning in the quarter-ended June 30, 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand-deposit savings accounts; effective August 20, 2015, the Sponsor has deposited cash in Rabobank, N.A., a U.S. chartered bank headquartered in Roseville, CA.   These accounts have slightly higher overnight deposit rates than were available in the money market products at the Custodians that had been utilized solely in the past

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  Per the amended agreement between the Sponsor and The Bank of New York Mellon dated August 14, 2015, certain cash amounts for each Fund, except in the case of TAGS, are to remain at The Bank of New York Mellon until amounts for services and early termination fees are paid.  The amended agreement allows for payments for such amounts owed to be made through December 31, 2017. Cash balances that are held in custody at The Bank of New York Mellon under this amended agreement are reflected on the Statements of Assets and Liabilities of the Fund and the Trust as Restricted Cash.

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

Management believes that as of September 30, 2015 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

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

Off Balance Sheet Financing

As of September 30, 2015, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. In addition, effective on the Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS.

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

During the period from January 1, 2015 through September 30, 2015 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

 CANE

The performance data above for the Teucrium Sugar Fund represents past performance. Effective with the September 30, 2015 filing, all data for CANE has been updated to reflect NAV out to four decimal points; this update is now consistent with all other funds, but did not, in the opinion of the Sponsor, materially modify the nature of the information presented.  Past performance is not a guarantee of future results. Investment return and value of the Fund’s Shares will fluctuate so that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

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

As of August 2, 2012, TAGS has 50,002 shares currently outstanding; this represents the minimum number of shares and, thus, no shares can be redeemed until additional shares have been created. This situation has generated a situation, at times, in which the spread between bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range. The situation does not affect the actual NAV of the Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of September 30, 2015. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	September 30, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAR16	1,227	3.9875	$ 24,463,313	$ 22,016,981	$ 20,793,816	$ 19,570,650	$ 26,909,644	$ 28,132,809	$ 29,355,975
CBOT Corn Futures MAY16	1,034	4.0550	$ 20,964,350	$ 18,867,915	$ 17,819,698	$ 16,771,480	$ 23,060,785	$ 24,109,003	$ 25,157,220
CBOT Corn Futures DEC16	1,197	4.1100	$ 24,598,350	$ 22,138,515	$ 20,908,598	$ 19,678,680	$ 27,058,185	$ 28,288,103	$ 29,518,020
Total CBOT Corn Futures			$ 70,026,013	$ 63,023,411	$ 59,522,111	$ 56,020,810	$ 77,028,614	$ 80,529,914	$ 84,031,215

Shares outstanding			2,975,004	2,975,004	2,975,004	2,975,004	2,975,004	2,975,004	2,975,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$ 23.54	$ 21.18	$ 20.01	$ 18.83	$ 25.89	$ 27.07	$ 28.25
Total Net Asset Value per Share as reported			$ 23.54
Change in the Net Asset Value per Share				$ -2.35	$ -3.53	$ -4.71	$ 2.35	$ 3.53	$ 4.71

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	September 30, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JAN16	56	$ 8.9400	$ 2,503,200	$ 2,252,880	$ 2,127,720	$ 2,002,560	$ 2,753,520	$ 2,878,680	$ 3,003,840
CBOT Soybean Futures MAR16	48	$ 8.9725	$ 2,153,400	$ 1,938,060	$ 1,830,390	$ 1,722,720	$ 2,368,740	$ 2,476,410	$ 2,584,080
CBOT Soybean Futures NOV16	57	$ 8.9325	$ 2,545,763	$ 2,291,186	$ 2,163,898	$ 2,036,610	$ 2,800,339	$ 2,927,627	$ 3,054,915
Total CBOT Soybean Futures			$ 7,202,363	$ 6,482,126	$ 6,122,008	$ 5,761,890	$ 7,922,599	$ 8,282,717	$ 8,642,835

Shares outstanding			400,004	400,004	400,004	400,004	400,004	400,004	400,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$ 18.01	$ 16.21	$ 15.30	$ 14.40	$ 19.81	$ 20.71	$ 21.61
Total Net Asset Value per Share as reported			$ 17.98
Change in the Net Asset Value per Share				$ -1.80	$ -2.70	$ -3.60	$ 1.80	$ 2.70	$ 3.60

Percent Change in the Net Asset Value per Share				-10.01%	-15.02%	-20.02%	10.01%	15.02%	20.02%

CANE:

	September 30, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY16	91	$ 0.1280	$ 1,304,576	$ 1,174,118	$ 1,108,890	$ 1,043,661	$ 1,435,034	$ 1,500,262	$ 1,565,491
ICE #11 Sugar Futures JUL16	78	$ 0.1272	$ 1,111,219	$ 1,000,097	$ 944,536	$ 888,975	$ 1,222,341	$ 1,277,902	$ 1,333,463
ICE #11 Sugar Futures MAR17	87	$ 0.1331	$ 1,296,926	$ 1,167,234	$ 1,102,387	$ 1,037,541	$ 1,426,619	$ 1,491,465	$ 1,556,312
Total ICE #11 Sugar Futures			$ 3,712,721	$ 3,341,449	$ 3,155,813	$ 2,970,177	$ 4,083,994	$ 4,269,630	$ 4,455,266

Shares outstanding			425,004	425,004	425,004	425,004	425,004	425,004	425,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$ 8.74	$ 7.86	$ 7.43	$ 6.99	$ 9.61	$ 10.05	$ 10.48
Total Net Asset Value per Share as reported			$ 8.75
Change in the Net Asset Value per Share				$ -0.87	$ -1.31	$ -1.75	$ 0.87	$ 1.31	$ 1.75

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.97%	9.99%	14.98%	19.97%

WEAT:

	September 30, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAR16	385	$ 5.1950	$ 10,000,375	$ 9,000,338	$ 8,500,319	$ 8,000,300	$ 11,000,413	$ 11,500,431	$ 12,000,450
CBOT Wheat Futures MAY16	327	$ 5.2425	$ 8,571,488	$ 7,714,339	$ 7,285,764	$ 6,857,190	$ 9,428,636	$ 9,857,211	$ 10,285,785
CBOT Wheat Futures DEC16	363	$ 5.4750	$ 9,937,125	$ 8,943,413	$ 8,446,556	$ 7,949,700	$ 10,930,838	$ 11,427,694	$ 11,924,550
Total CBOT Wheat Futures			$ 28,508,988	$ 25,658,089	$ 24,232,639	$ 22,807,190	$ 31,359,886	$ 32,785,336	$ 34,210,785

Shares outstanding			2,825,004	2,825,004	2,825,004	2,825,004	2,825,004	2,825,004	2,825,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$ 10.09	$ 9.08	$ 8.58	$ 8.07	$ 11.10	$ 11.61	$ 12.11
Total Net Asset Value per Share as reported			$ 10.08
Change in the Net Asset Value per Share				$ -1.01	$ -1.51	$ -2.02	$ 1.01	$ 1.51	$ 2.02

Percent Change in the Net Asset Value per Share				-10.01%	-15.02%	-20.02%	10.01%	15.02%	20.02%

TAGS:

	September 30, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2015	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	14,008	$ 23.5386	$ 329,729	$ 296,756	$ 280,269	$ 263,783	$ 362,702	$ 379,188	$ 395,674
Teucrium Soybean Fund	18,481	$ 17.9836	$ 332,355	$ 299,119	$ 282,502	$ 265,884	$ 365,590	$ 382,208	$ 398,826
Teucrium Sugar Fund	41,024	$ 8.74790	$ 358,874	$ 322,986	$ 305,043	$ 287,099	$ 394,761	$ 412,705	$ 430,649
Teucrium Wheat Fund	33,237	$ 10.0835	$ 335,145	$ 301,631	$ 284,873	$ 268,116	$ 368,660	$ 385,417	$ 402,174
Total value of shares of the Underlying Funds			$ 1,356,103	$ 1,220,492	$ 1,152,687	$ 1,084,882	$ 1,491,713	$ 1,559,518	$ 1,627,323

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$ 27.12	$ 24.41	$ 23.05	$ 21.70	$ 29.83	$ 31.19	$ 32.55
Total Net Asset Value per Share as reported			$ 27.24
Change in the Net Asset Value per Share				$ -2.71	$ -4.07	$ -5.42	$ 2.71	$ 4.07	$ 5.42

Percent Change in the Net Asset Value per Share				-9.96%	-14.93%	-19.91%	9.96%	14.93%	19.91%

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

For the three months and nine months ended September 30, 2015, the only counterparty risk to which the Funds were subject was that in association with EFRPs as described above.

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

The changing nature of the participants in the commodity specific market will influence whether futures prices are above or below the expected future spot price. Producers of the specific commodity will typically seek to hedge against falling commodity prices by selling Commodity Futures Contracts. Therefore, if commodity producers become the predominant hedgers in the futures market, prices of Commodity Futures Contracts will typically be below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the commodity, who purchase Commodity Futures Contracts to hedge against a rise in prices, prices of the Commodity Futures Contracts will likely be higher than expected future spot prices. This can have significant implications for a Fund when it is time to sell a Commodity Futures Contract that is no longer a Benchmark Component Futures Contract and purchase a new Commodity Futures Contract or to sell a Commodity Futures Contract to meet redemption requests.A Fund may invest in Other Commodity Interests. To the extent that these Other Commodity Interests are contracts individually negotiated between their parties, they may not be as liquid as Commodity Futures Contracts and will expose the Fund to credit riskthatitscounterparty may not be able to satisfy its obligations to the Fund.

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

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013. From June 9, 2010 (the commencement of operations) through September 30, 2015, 11,475,000 Shares of the Fund were sold at an aggregate offering price of $398,869,780. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2015 in an amount equal to $621,869, resulting in net offering proceeds of $398,247,911. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through September 30, 2015, 1,475,000 Shares of the Fund were sold at an aggregate offering price of $34,434,051.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2015 in an amount equal to $45,271, resulting in net offering proceeds of $34,388,780.  The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through September 30, 2015, 700,000 Shares of the Fund were sold at an aggregate offering price of $11,954,856.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2015 in an amount equal to $14,981, resulting in net offering proceeds of $11,939,875.   The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through September 30, 2015, 4,850,000 Shares of the Fund were sold at an aggregate offering price of $67,017,196.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2015 in an amount equal to $71,322, resulting in net offering proceeds of $66,945,874.   The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. From March 28, 2012 (the commencement of the offering) through September 30, 2015, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2015 in an amount equal to $6,200, resulting in net offering proceeds of $17,700,378. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

(c)	The following chart shows the number of Shares redeemed by Authorized Participants for the three months ended September 30, 2015:

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that August Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2015	75,000	$26.18	N/A	N/A
August 1 to August 31, 2015	225,000	$23.08	N/A	N/A
September 1 to September 30, 2015	200,000	$23.32	N/A	N/A
Total	500,000	$23.64

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2015	-	$-	N/A	N/A
August 1 to August 31, 2015	125,000	$9.77	N/A	N/A
September 1 to September 30, 2015	-	$-	N/A	N/A
Total	125,000	$9.77

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2015	-	$-	N/A	N/A
August 1 to August 31, 2015	25,000	$8.18	N/A	N/A
September 1 to September 30, 2015	-	$-	N/A	N/A
Total	25,000	$8.18

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

Date: November 9, 2015
131