Form 10-K
period 2015-12-31
Teucrium Commodity Trust
filed 2016-03-15
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-34765

  Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

1

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2015 are included in the table below:

	Aggregate Market Value of Each Funds’ Shares Held by Non-Affiliates as of June 30, 2015	Total Number of Outstanding Shares as of March 11, 2016

Teucrium Corn Fund	$86,597,500	2,650,000

Teucrium Sugar Fund	4,033,250	375,000

Teucrium Soybean Fund	7,171,500	550,000

Teucrium Wheat Fund	32,489,000	2,750,000

Teucrium Agricultural Fund	$1,544,000	50,000

Total	$131,835,250

2

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

3

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

The Funds

On June 5, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000 in the aggregate. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010.  On April 30, 2013, to satisfy SEC requirements for continuing an offering for longer than a three-year period, a subsequent registration statement for CORN was filed and declared effective by the SEC.

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000 in the aggregate for each Fund, for CANE, SOYB, and WEAT.  On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. On June 30, 2014, to satisfy SEC requirements for continuing an offering for longer than a three-year period, subsequent registration statements for CANE, SOYB and WEAT were filed and declared effective by the SEC.

On February 10, 2012, the initial Form S-1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000 in the aggregate. TAGS began trading on the NYSE Arca on March 28, 2012. On April 30, 2015, to satisfy SEC requirements for continuing an offering for longer than a three-year period, a subsequent registration statement for TAGS was filed and declared effective by the SEC.

Investing Strategy

Overview

The Funds are designed and managed so that the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for specific futures contracts or the closing Net Asset Value per share of the Underlying Funds (as defined below) in the case of TAGS. Each Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts that expire in a specific month and trade on a specific exchange in the commodities comprising the Benchmark (as defined below), as defined below or shares of the Underlying Funds in the case of TAGS. Each Fund may also hold United States Treasury Obligations and/or other high credit quality short-term fixed income securities for deposit with the commodity broker of the Funds as margin.

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

Each Fund seeks to achieve its investment objective by investing under normal market conditions in Benchmark Component Futures Contracts (“Futures Contracts”) of the Fund or, in certain circumstances, in other Futures Contracts for its Specified Commodity.  In addition, and to a limited extent, a Fund also may invest in exchange-traded options on Futures Contracts for its Specified Commodity. Once position limits or accountability levels on Futures Contracts on a Fund’s Specified Commodity are applicable, each Fund's intention is to invest first in contracts and instruments such as cash-settled options on Futures Contracts and forward contracts, swaps and other over-the-counter transactions that are based on the price of its Specified Commodity or Futures Contracts on its Specified Commodity (collectively, “Other Commodity Interests,” and together with Futures Contracts, “Commodity Interests”).  By utilizing certain or all of these investments, the Sponsor will endeavor to cause each Fund's performance to closely track that of its Benchmark.

The Sponsor operates the Funds with the intent to never hold a Benchmark Component Futures Contract once it becomes the next-to-expire contract (commonly called the “spot” contract). Accordingly, the positions of each Fund in its Specified Commodity Interests are changed or “rolled” on a regular basis in order to track the changing nature of the Benchmark. Using CORN as an example, five times a year (on the dates on which certain Corn Futures Contracts expire), a particular Corn Futures Contract will no longer be a Benchmark Component Futures Contract, and the Corn Fund’s investments will have to be changed accordingly. Corn Futures Contracts traded on the CBOT expire on a specified day in the following five months: March, May, July, September, and December. Therefore, in terms of the Benchmark, in June of a given year the next-to-expire or “spot month” Corn Futures Contract will expire in July of that year, and the Benchmark Component Futures Contracts will be the contracts expiring in September of that year (the second-to-expire contract), December of that year (the third-to-expire contract), and December of the following year. As another example using CORN, in November of a given year the Benchmark Component Futures Contracts will be the contracts expiring in March, May and December of the following year. The Teucrium Corn Fund is designed to roll or replace its contracts five times per year but will always hold a December Corn Futures Contract as an “anchor” month. The Sponsor will determine if the investments of a Fund will be “rolled” in one day or over a period of several days, in order that any trading does not signal unwanted market movements and to make it more difficult for third parties to profit by trading ahead based on such expected market movements.  Such “roll” periods are posted to the website for each Fund well in advance of the “roll” date.

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

Calculation of the Benchmark

The notional amount of each Benchmark Component Futures Contract included in each Benchmark is intended to reflect the changes in market value of each such Benchmark Component Futures Contract within the Benchmark. The closing level of each Benchmark is calculated on each business day by the U.S. Bancorp Fund Services (the “Administrator”) based on the closing price of the futures contracts for each of the underlying Benchmark Component Futures Contracts and the notional amounts of such Benchmark Component Futures Contracts.

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the December 31, 2015, Benchmark Component Futures Contracts weights for each of the Funds:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,172 contracts, MAY16)	$21,359,700	35%
CBOT Corn Futures (988 contracts, JUL16)	18,302,700	30
CBOT Corn Futures (1,117 contracts, DEC16)	21,390,550	35

Total at December 31, 2015	$61,052,950	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (52 contracts, MAR16)	$2,247,050	35%
CBOT Soybean Futures (45 contracts, MAY16)	1,956,375	30
CBOT Soybean Futures (52 contracts, NOV16)	2,295,150	35

Total at December 31, 2015	$6,498,575	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (115 contracts, MAY16)	$1,921,696	35%
ICE Sugar Futures (101 contracts, JUL16)	1,656,077	30
ICE Sugar Futures (114 contracts, MAR17)	1,927,968	35

Total at December 31, 2015	$5,505,741	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (390 contracts, MAY16)	$9,291,750	35%
CBOT Wheat Futures (330 contracts, JUL16)	7,973,625	30
CBOT Wheat Futures (366 contracts, DEC16)	9,287,250	35

Total at December 31, 2015	$26,552,625	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund	$326,157	25%
Shares of Teucrium Soybean Fund	331,730	25
Shares of Teucrium Wheat Fund	321,433	24
Shares of Teucrium Sugar Fund	345,281	26

Total at December 31, 2015	$1,324,601	100%

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

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com; for CANE is www.teucriumcanefund.com; for SOYB is www.teucriumsoybfund.com; for WEAT is www.teucriumweatfund.com; for TAGS is www.teucriumtagsfund.com. These sites are accessible at no charge. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract, Other Commodity Interest and the amount of cash and cash equivalents held in the Fund’s portfolio.  The specific types of Other Commodity Interests (in addition to futures contracts, options on futures contracts and derivative contracts) that are tied to various commodities are entered into outside of public exchanges. These “over-the-counter” contracts are entered into between two parties in private contracts, or on a recently formed swap execution facility (“SEF”) for standardized swaps. For example, unlike Futures Contracts, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party (unless such over-the-counter swap is cleared through a derivatives clearing organization (“DCO”)), i.e., the risk that the other party will not be able to perform its obligations under its contract, and characteristics of such Other Commodity Interests.

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause the Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts and/or Other Commodity Interests. Other Commodity Interests that do not have standardized terms and are not exchange-traded, referred to as “over-the-counter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire. Therefore, each Fund might enter into multiple and/or over-the-counter Interests intended to replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate with the performance of the Benchmark or the applicable Benchmark Component Futures Contract. Each Fund might also enter into or hold Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy. In addition, each Fund might enter into or hold Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons. By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of the Fund.

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

The Funds earn interest income from the Treasury securities and/or cash equivalents that it purchases and on the cash it holds through the Custodian or other financial institution. The Sponsor anticipates that the earned interest income will increase the NAV of each Fund. The Funds apply the earned interest income to the acquisition of additional investments or uses it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives. Any Treasury security and cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be rated in the highest short-term rating category by a nationally recognized statistical rating organization or will be deemed by the Sponsor to be of comparable quality.  At the end of 2015, available cash balances in each of the Funds were invested in either the Fidelity Institutional Prime Money Market Portfolio or in demand deposits at Rabobank, N.A.

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

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2015-16, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 35% of all the corn globally, of which about 12% will be exported.  For 2015-2016, global consumption of 966.2 Million Metric Tons (MMT) is expected to be roughly equal to global production of 967.93 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine.  Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia.  China’s production at 224.6 MMT is just slightly larger than its domestic usage.

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

On January 12, 2016 the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2015-16. The USDA has projected the 2015-16 yield to be 168.4 bushels per acre for the U.S, a significant increase over prior years, but slightly down from the 171.0 in 2014-15, with 88.0 million acres planted and 80.7 million harvested. The total domestic supply of corn for 2015-16 is projected to be 15,372 million bushels; usage for the crop year is projected to decrease slightly from last year to 13,570 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory for 2015-16 will be slightly higher than 2014-15 at 1,802 million bushels.  The USDA’s projected 2015-16 “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 48.5 days, up significantly from the 33.4 days for 2013-2014 but about equal to the 46.0 estimated for 2014-15.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China.  The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2015-2016, the United States will produce approximately 107.0 MMT of soybeans or approximately 33% of estimated world production, with Brazil production at 100 MMT. Argentina is projected to produce about 57 MMT. For 2015-2016, consumption of 314.0 MMT is expected to be surpassed by global production of 319.0 MMT.  If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On January 12, 2016, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2015-16. The USDA has projected the 2015-16 yield to be 48.0 bushels per acre for the U.S, up down from the 47.5 in 2014-15, with 82.7 million acres planted and 81.8 million harvested. The total domestic supply of soybeans for 2015-16 is projected to be 4,150 million bushels; usage for the crop year is projected to fall slightly from 2014-15 to 3,711 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory for 2015-16 will increase significantly over 2014-15 and prior years to 440 million bushels.  The USDA’s projected 2015-16 “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 43.3 days, up significantly from the 9.7 days for 2013-2014 and the 18.1 estimated for 2014-15.

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

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. All of these reports are available on the USDA’s website, www.usda.gov, at no charge.  The USDA’s November 2015 report forecasts that Brazil will continue to be the leading producer of sugarcane, producing approximately 20% of the world’s supply.  Other principal producers of sugarcane are India, Thailand and China. The principal world producers of sugar beets, as forecasted by the USDA for 2015, include the European Union, the United States and Russia. The USDA’s November 2015 report estimates that global consumption of sugar will outpace production in 2015-16; with consumption at a record 173 million metric tons. If the global supply of sugar exceeds global demand, this may have an adverse impact on the price of sugar.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the FSU-12, including the Ukraine, and India.  The United States Department of Agriculture (“USDA”) estimates that for 2015-2016, that the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 8% of the global production, with just over one-third of that being exported. For 2015-2016, global consumption of 716.1 MMT is estimated to be surpassed by production of 735.4 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On January 12, 2016, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2015-16. The USDA has projected the 2015-16 yield to be 43.6 bushels per acre for the U.S, slightly down from the 43.7 in 2014-15, with 54.6 million acres planted and 47.1 million harvested. The total domestic supply of wheat for 2015-16 is projected to be 2,924 million bushels; usage for the crop year is projected to decrease slightly from 2014-15 to 1,983 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory for 2015-16 will increase over 2014-15 and prior years to 941 million bushels.  The USDA’s projected 2015-16 “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 173.2 days, up from the 88.4 days for 2013-2014 and the 136.3 estimated for 2014-15.

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

The Trust and the Funds do not have any employees or officers.  Any persons acting as agents of the Trust or the Funds do so as employees or officers of the Sponsor.

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

A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $1,601,237 in 2015, $1,365,214 in 2014 and $1,146,603 in 2013; of these amounts, $138,262 in 2015, $113,224 in 2014 and $94,684 in 2013 were waived by the Sponsor.

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

The Officers of the Sponsor, two of whom are also Class A members of the Sponsor, are the following:

Sal Gilbertie has been the President of the Sponsor since its inception and its Chief Investment Officer since September 2011, was approved by the NFA as a principal of the Sponsor on September 23, 2009, and was registered as an associated person of the Sponsor on November 10, 2009.  He maintains his main business office at 63 Adams Rd, Easton, CT 06612.  Effective July 16, 2012, Mr. Gilbertie was registered with the NFA as the Branch Manager for this location.  From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, an FCM and broker-dealer registered with the CFTC and the SEC (whose business is described in greater detail below under “The Service Providers”), where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over-the-counter derivatives trader and market maker in multiple classes of commodities.  (Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., an FCM and an affiliate of Newedge USA, LLC.)  From October 1998 until October 2005, Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank.  While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day-to-day activities of the business and the portfolio of both companies.  Mr. Gilbertie is 55 years old.

Dale Riker has been the Secretary of the Sponsor since January 2010, and its Chief Executive Officer since September 2011, was approved by the NFA as a principal of the Sponsor on October 29, 2009, and was registered as an associated person of the Sponsor on February 17, 2010.  He maintains his main business office at 232 Hidden Lake Road, Brattleboro, Vermont 05301 and is responsible for the overall strategic direction of the Sponsor and has general control of its business.  Mr. Riker was Treasurer of the Sponsor from its inception until September 2011.  From February 2005 to December 2012, Mr. Riker was the President of Cambial Emerging Markets LLC, a consulting company specializing in emerging market equity investment.  As President of Cambial Emerging Markets LLC, Mr. Riker had responsibility for business strategy, planning and operations.  From July 1996 to February 2005, Mr. Riker was a private investor.  Mr. Riker is married to the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of the Sponsor, Barbara Riker. Mr. Riker is 58 years old.

Barbara Riker began working for the Sponsor in July 2010 providing accounting and compliance support. She has been the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer for Teucrium since September 2011, was approved by the NFA as a principal of the Sponsor on October 19, 2011, and has a background in finance, accounting, investor relations, corporate communications and operations.  She maintains her main business office at 232 Hidden Lake Road, Brattleboro, Vermont 05301.  From September 1980 to February 1993, Ms. Riker worked in various financial capacities for Pacific Telesis Group, the California-based Regional Bell Operating Company, and its predecessors.  In February 1993, with the spin-off of AirTouch Communications from Pacific Telesis Group, Ms. Riker was selected to lead the Investor Relations team for the global mobile phone operator.  In her capacity as Executive Director – Investor Relations and Corporate Communications from February 1993 to June 1995, AirTouch completed its initial public offering and was launched as an independent publicly-traded company. In June 1995, she was named Chief Financial Officer of AirTouch International and, in addition to her other duties, served on the board of several of the firm’s joint ventures, both private and public, across Europe.  In June 1997, Ms. Riker moved into an operations capacity as the District General Manager for AirTouch Paging’s San Francisco operations.  In February 1998 she was named Vice President and General Manager of AirTouch Cellular for Arizona and New Mexico.  Ms. Riker retired in July 1999, coincident with the purchase of AirTouch by Vodafone PLC and remained retired until she began working for the Sponsor.  Ms. Riker graduated with a Bachelor of Science in Business Administration from Cal State – East Bay in 1980.   Ms. Riker is married to the Chief Executive Officer of the Sponsor, Dale Riker. Ms. Riker is 57 years old.

Steve Kahler, Chief Operating Officer, began working for the Sponsor in November 2011 as Managing Director in the trading division. He became the Chief Operating Officer on May 24, 2012 and has primary responsibility for the Trade Operations for the Funds. He maintains his main business office at 13520 Excelsior Blvd., Minnetonka, MN 55345. Mr. Kahler was registered as an Associated Person of the Sponsor on November 25, 2011, approved as a Branch Manager of the Sponsor on March 16, 2012 and approved by the NFA as a Principal of the Sponsor on May 16, 2012. Since January 18, 2012, Mr. Kahler has been an associated person of the Distributor under the terms of the SASA between the Sponsor and the Distributor.  Additional information regarding the SASA can be found in the section of this disclosure document entitled “Plan of Distribution.” Prior to his employment with the Sponsor, Mr. Kahler worked for Cargill Inc., an international producer and marketer of food, agricultural, financial and industrial products and services, from April 2006 until November 2011 in the Energy Division as Senior Petroleum Trader. In October 2006 and while employed at Cargill Inc., Mr. Kahler was approved as an Associated Person of Cargill Commodity Services Inc., a commodity trading affiliate of Cargill Inc. from September 13, 2006 to November 9, 2011. Mr. Kahler graduated from the University of Minnesota with a Bachelors of Agricultural Business Administration in 1992 and is 48 years old.

The third Class-A member of the Sponsor is the following:

Carl N. (Chuck) Miller III was approved by the NFA as a principal of the Sponsor on November 10, 2009 and was registered as an associated person of the Sponsor on April 19, 2010.  He maintains his main business office at 232 Hidden Lake Rd, Brattleboro, VT 05301.  Mr. Miller has certain voting authority as a Class A member of the Sponsor as described above, but is not involved with the Sponsor’s day-to-day trading or operations.

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

The Custodian and Administrator

In its capacity as the custodian for the Funds, the Custodian, U.S. Bank, N.A., holds the Funds’ shares and the Treasury Securities, and a portion of the cash and/or cash equivalents held by the Funds pursuant to a custodial agreement.  An affiliate of the Custodian, U.S. Bank Fund Services, LLC (“USBFS”) is the registrar and transfer agent for the Funds’ Shares.  In addition, USBFS also serves as Administrator for the Funds, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Funds. For these services, the Fund pays fees to the Custodian and USBFS as set forth in the table entitled “Fees and Compensation Arrangements with the Sponsor and Non-Affiliated Service Providers.”

The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for USBFS is 777 East Wisconsin Avenue, Milwaukee, Wi, 53202.

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

The Clearing Brokers

In 2014 and 2013, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity.

On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0.

Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Funds’ FCM and the clearing broker to execute and clear the Funds’ futures and provide other brokerage-related services, other than services for TAGS. As of June 4, 2015 all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

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

The Bank of New York Mellon Capital Markets is the broker for some, but not all, of the equity transactions related to the purchase and sale of the Underlying Funds for TAGS.

Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers

Service Provider	Compensation Paid by the Funds
Teucrium Trading, LLC, Sponsor	1.00% of average net assets annually
U.S. Bank N.A., Custodian U.S. Bancorp Fund Services, Transfer Agent, Fund Accountant and Fund Administrator

For custody services:  0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges

For Transfer Agency, Fund Accounting and Fund Administration services, based on the total assets for all the Funds in the Trust:  0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually

A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund.

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

ED&F Man Capital Markets, Inc

$4.00 per Futures Contract purchase or sale for corn, soybeans, wheat and sugar through December 31, 2015. $4.50 per Futures Contract purchase or sale for corn, soybeans, wheat and sugar effective January 1, 2016.

Wilmington Trust Company, Trustee	$3,300 annually for the Trust

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis.  NAV is calculated by taking the current market value of the Fund’s total assets and subtracting any liabilities.

For each of the contractual agreements discussed above, the expense recognized in 2015 by the Trust and each Fund is detailed in the notes to the financial statements included in Part II of this filing.

Form of Shares

Registered Form

For all the Funds, Shares are issued in registered form in accordance with the Trust Agreement.  USBFS has been appointed registrar and transfer agent for the purpose of transferring Shares in certificated form.  USBFS keeps a record of all Shareholders and holders of the Shares in certificated form in the registry (Register).  The Sponsor recognizes transfers of Shares in certificated form only if done in accordance with the Trust Agreement.  The beneficial interests in such Shares are held in book-entry form through participants and/or accountholders in DTC.

Book Entry

For all Funds, individual certificates are not issued for the Shares.  Instead, Shares are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC.  The global certificates evidence all of the Shares outstanding at any time.  Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (DTC Participants), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (Indirect Participants), and (3) those who hold interests in the Shares through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of Shares.  DTC Participants acting on behalf of investors holding Shares through such participant accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System.  Shares are credited to DTC Participants securities accounts following confirmation of receipt of payment.

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

Minimum Number of Shares

There are a minimum number of baskets and associated shares specified for each Fund in the Fund’s respective prospectus as amended from time to time. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. As of December 31, 2015 these minimum levels are as follows:

CORN: 50,000 shares representing 2 baskets (2,875,004 shares outstanding as of December 31, 2015; 3,325,004 shares outstanding as of March 11, 2016)

SOYB: 50,000 shares representing 2 baskets (375,004 shares outstanding as of December 31, 2015; 350,004 shares outstanding as of March 11, 2016)

CANE: 50,000 shares representing 2 baskets (550,004 shares outstanding as of December 31, 2015; 250,004 shares outstanding as of March 11, 2016)

WEAT: 50,000 shares representing 2 baskets (2,900,004 shares outstanding as of December 31, 2015; 1,975,004 shares outstanding as of March 11, 2016)

TAGS: 50,000 shares representing 2 baskets (minimum level of shares outstanding as of December 31, 2015 and as of March 11, 2016)

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

The value of over-the-counter Commodity Interests will be determined based on the value of the commodity or Futures Contract underlying such Commodity Interest, except that a fair value may be determined if the Sponsor believes that a Fund is subject to significant credit risk relating to the counterparty to such Commodity Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV of a specific Fund where necessary to reflect the “fair value” of a Futures Contract when the Futures Contract of such Fund closes at its price fluctuation limit for the day. Treasury Securities held by the Fund are valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes.  The NAV includes any unrealized profit or loss on open Commodity Interests and any other credit or debit accruing to each Fund but unpaid or not received by the Fund.

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

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the transfer agent to create one or more baskets for a Fund.  For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, CBOT, ICE, or the New York Stock Exchange is closed for regular trading.  Purchase orders must be placed by noon New York time or the close of regular trading on the New York Stock Exchange, whichever is earlier for CANE and TAGS by 1:15pm New York time or the close of regular trading on the New York Stock Exchange, whichever is earlier for CORN, SOYB and WEAT.  The day on which the transfer agent and Distributor receive a valid purchase order is referred to as the purchase order date.

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

Determination of Required Deposits

The total deposit required to create each basket (Creation Basket Deposit) is the amount of Treasury Securities, cash and/or commodity futures that is in the same proportion to the total assets of the applicable Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the purchase order date.  The Sponsor determines, directly in its sole discretion or in consultation with the Custodian and the Administrator, the requirements for Treasury Securities, cash and/or commodity futures, including the remaining maturities of the Treasury Securities and portions of Treasury Securities, that may be included in deposits to create baskets.  If Treasury Securities are to be included in a Creation Basket Deposit for orders placed on a given business day, the Administrator will publish an estimate of the Creation Basket Deposit requirements at the beginning of such day.

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

Rejection of Purchase Orders

The Sponsor acting by itself or through the Distributor or transfer agent may reject a purchase order or a Creation Basket Deposit if:

• it determines that, due to position limits or otherwise, investment alternatives that will enable that Fund to meet its investment objective are not available or practicable at that time;
• it determines that the purchase order or the Creation Basket Deposit is not in proper form;

•	it believes that acceptance of the purchase order or the Creation Basket Deposit would have adverse tax consequences to that Fund or its Shareholders;

•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful;

•	circumstances outside the control of the Sponsor, Distributor or transfer agent make it, for all practical purposes, not feasible to process creations of baskets;

•

there is a possibility that any or all of the Benchmark Component Futures Contracts of the Fund on the applicable exchange from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or

•	if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its Shareholders.

None of the Sponsor, Distributor or transfer agent will be liable for the rejection of any purchase order or Creation Basket Deposit.

In addition, the Sponsor may reject a previously placed purchase order at any time prior to the order cut-off time, if in the sole discretion of the Sponsor the execution of such an order would not be in the best interest of a Fund or its Shareholders.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets.  On any business day, an Authorized Purchaser may place an order with the Distributor to redeem one or more baskets.  Redemption orders must be placed by noon or 1:15 pm, New York time, depending on the Fund, or the close of regular trading on the New York Stock Exchange, whichever is earlier.  A redemption order so received will be effective on the date it is received in satisfactory form by the transfer agent and Distributor.  The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual Shareholder to redeem any Shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser.  By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to a Fund by the end of the next business day following the effective date of the redemption order for all funds other than TAGS or by the end of the third business day for TAGS, or by the end of such later business day, not to exceed three business days after the effective date of the redemption order, as agreed to between the Authorized Purchaser, transfer agent and the Distributor when the redemption order is placed (the “Redemption Settlement Date”).  Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to the Sponsor’s account at the Custodian the non-refundable transaction fee due for the redemption order.  An Authorized Purchaser may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

Determination of Redemption Distribution

The redemption distribution from a Fund will consist of a transfer to the redeeming Authorized Purchaser of an amount of securities, commodity futures and/or cash that is in the same proportion to the total assets of the Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of Shares to be redeemed under the redemption order is in proportion to the total number of Shares outstanding on the date the order is received.   The Sponsor, directly or in consultation with the Custodian and Administrator, determines the requirements for securities, commodity futures and/or cash, including the remaining maturities of the Treasury Securities and proportions of Treasury Securities and cash that may be included in distributions to redeem baskets.  If Treasury Securities are to be included in a redemption distribution for orders placed on a given business day, the Administrator will publish an estimate of the redemption distribution composition as of the beginning of such day.

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

For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of a Fund’s assets at an appropriate value to fund a redemption.  If the Sponsor has difficulty liquidating a Fund’s positions, e.g., because of a market disruption event in the futures markets or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified.  None of the Sponsor, the Distributor, or the transfer agent will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

Creation and Redemption Transaction Fees

To compensate the Sponsor for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to the Sponsor. The fees as of December 31, 2015 are as follows:

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

Interact with the Depository; and
Delegate duties to one or more administrators, as the Sponsor determines.
18

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

The Sponsor Has Conflicts of Interest

There are present and potential future conflicts of interest in the Trust’s structure and operation you should consider before you purchase Shares.  The Sponsor may use this notice of conflicts as a defense against any claim or other proceeding made.

The Sponsor’s principals, officers and employees, do not devote their time exclusively to the Fund.  Under the organizational documents of the Sponsor, Mr. Sal Gilbertie and Mr. Dale Riker are obligated to use commercially reasonable efforts to manage the Sponsor, devote such amount of time to the Sponsor as would be consistent with their roles in similarly placed commodity pool operators, and remain active in managing the Sponsor until they are no longer managing members of the Sponsor or the Sponsor dissolves.  In addition, the Sponsor expects that operating the Teucrium Funds will generally constitute the principal and a full-time business activity of its principals, officers and employees.  Notwithstanding these obligations and expectations, the Sponsor’s principals may be directors, officers or employees of other entities, and may manage assets of other entities, including the other Teucrium Funds, through the Sponsor or otherwise.  In particular, the principals could have a conflict between their responsibilities to the Fund on the one hand and to those other entities on the other.  The Sponsor believes that it currently has sufficient personnel, time, and working capital to discharge its responsibilities to the Fund in a fair manner and that these persons’ conflicts should not impair their ability to provide services to the Fund.  However, it is not possible to quantify the proportion of their time that the Sponsor’s personnel will devote to the Fund and its management.

The Sponsor and its principals, officers and employees may trade futures and related contracts for their own accounts.  Shareholders will not be permitted to inspect the trading records of such persons or any written policies of the Sponsor related to such trading.  A conflict of interest may exist if their trades are in the same markets and at approximately the same times as the trades for the Fund.  A potential conflict also may occur when the Sponsor’s principals trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by the Fund.

The Sponsor has sole current authority to manage the investments and operations of the Fund, and this may allow it to act in a way that furthers its own interests rather than your best interests, including the authority of the Sponsor to allocate expenses to and between the Funds.  Shareholders have very limited voting rights, which will limit their ability to influence matters such as amendment of the Trust Agreement, change in the Fund’s basic investment policies, or dissolution of the Fund or the Trust.

The Sponsor serves as the Sponsor to the Teucrium Funds, and may in the future serve as the Sponsor or investment adviser to commodity pools other than the Teucrium Funds.  The Sponsor may have a conflict to the extent that its trading decisions for the Fund may be influenced by the effect they would have on the other pools it manages.  In addition, the Sponsor may be required to indemnify the officers and directors of the other pools, if the need for indemnification arises.  This potential indemnification will cause the Sponsor’s assets to decrease.  If the Sponsor’s other sources of income are not sufficient to compensate for the indemnification, it could cease operations, which could in turn result in Fund losses and/or termination of the Fund.

If the Sponsor acquires knowledge of a potential transaction or arrangement that may be an opportunity for the Fund, it shall have no duty to offer such opportunity to the Fund.  The Sponsor will not be liable to the Fund or the Shareholders for breach of any fiduciary or other duty if Sponsor pursues such opportunity or directs it to another person or does not communicate such opportunity to the Fund.  Neither the Fund nor any Shareholder has any rights or obligations by virtue of the Trust Agreement, the trust relationship created thereby, or this prospectus in such business ventures or the income or profits derived from such business ventures.  The pursuit of such business ventures, even if competitive with the activities of the Fund, will not be deemed wrongful or improper.

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

Regulatory Considerations

The regulation of futures markets, futures contracts, and futures exchanges has historically been comprehensive. The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits, increased margin requirements, the establishment of daily price limits and the suspension of trading on an exchange or trading facility.

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

The CFTC possesses exclusive jurisdiction to regulate the activities of commodity pool operators and commodity trading advisors, and has adopted regulations with respect to the activities of those persons and/or entities.  Under the Commodity Exchange Act (“CEA”), a registered commodity pool operator, such as the Sponsor, is required to make annual filings with the CFTC and the NFA describing its organization, capital structure, management and controlling persons.  In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered commodity pool operators.  Pursuant to this authority, the CFTC requires commodity pool operators to keep accurate, current and orderly records for each pool that they operate.  The CFTC may suspend the registration of a commodity pool operator (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances.  Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until that registration were to be reinstated, from managing the Funds, and might result in the termination of a Fund if a successor sponsor is not elected pursuant to the Trust Agreement.  Neither the Trust nor the Funds are required to be registered with the CFTC in any capacity.

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

Trading venues in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market (i.e. a futures exchange) or a swap execution facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder as administered by the CFTC. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves as self-regulatory organizations exercise regulatory and supervisory authority over their member firms.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed or final versions of almost all of the rules it is required to promulgate under the Dodd-Frank Act, and it continues to issue proposed versions of additional rules that it has authority to promulgate. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests,  including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the over-the-counter market.

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

Management believes that as of December 31, 2015 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

Position Limits, Aggregation Limits, Price Fluctuation Limits

On November 5, 2013, the CFTC re-proposed for public comment new regulations that would establish specific limits on speculative positions in futures contracts, option contracts and swaps on 28 agricultural, energy and metals commodities (the “Position Limit Rules”) limits and on September 29, 2015 issued a supplemental notice of proposed rulemaking and regulations addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Both the Position Limit Rules and Proposed Aggregation Requirements are currently pending and have not yet been adopted.  It remains to be seen whether the CFTC will modify the proposed regulations in response to public comments.

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

Position limits generally impose a fixed ceiling on aggregate holdings in futures contracts relating to a particular commodity, and may also impose separate ceilings on contracts expiring in any one month, contracts expiring in the spot month, and/or contracts in certain specified final days of trading.  By way of example, the CFTC’s position limits for Soybean Futures Contracts (including related options) are 600 spot month contracts, 15,000 contracts expiring in any other single month, and 15,000 contracts for all months.  All Soybean Futures Contracts held under the control of the Sponsor, including those held by any future series of the Trust, will be aggregated in determining the application of these position limits.  Position limits could in certain circumstances effectively limit the number of Creation Baskets that the Soybean Fund can sell but, it is not expected to reach asset levels that would cause these position limits to be implicated in the near future.

As mandated by the Dodd-Frank Act, the CFTC is considering adopting a rule that will establish position limits not only for futures contracts but also futures equivalent positions, over-the-counter swaps and options (i.e., contracts that are not traded on exchanges). If this rule was implemented, these new position limits would likely limit the ability of the Funds to establish positions in over-the-counter commodity interests as well.

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

Books and Records

The Trust keeps its books of record and account at its office located at 232 Hidden Lake Road, Building A, Brattleboro, Vermont 05301, or at the offices of the Administrator, located at 777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202, or such office, including of an administrative agent, as it may subsequently designate upon notice.  The books of account of the Fund are open to inspection by any Shareholder (or any duly constituted designee of a Shareholder) at all times during the usual business hours of the Fund upon reasonable advance notice to the extent such access is required under CFTC rules and regulations.  In addition, the Trust keeps a copy of the Trust Agreement on file in its office which will be available for inspection by any Shareholder at all times during its usual business hours upon reasonable advance notice.

SEC Reports

The Sponsor makes available, free of charge, on the website for each Fund, the annual reports on Form 10-K for the Trust, the quarterly reports on Form 10-Q for the Trust, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after these documents are filed with, or furnished to, the SEC. The documents that the Trust has filed with, or furnished to, the SEC may be found on the Fund’s website under the heading “Fund Information-Filings.”  The website for CORN is www.teucriumcornfund.com; for CANE is www.teucriumcanefund.com; for SOYB is www.teucriumsoybfund.com; for WEAT is www.teucriumweatfund.com; for TAGS is www.teucriumtagsfund.com. These reports are also available from the SEC through that agency’s website at: www.sec.gov and will be provided free of charge in paper or electronically on request.

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

Only an Authorized Purchaser may engage in creation or redemption transactions directly with the Funds.  The Funds have a limited number of institutions that act as Authorized Purchasers. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to the Funds and no other Authorized Purchaser is able to step forward to create or redeem Creation Units, Fund shares may trade at a discount to NAV and possibly face trading halts and/or delisting. In addition, a decision by a market maker or lead market maker to step away from activities for a Fund, particularly in times of market stress, could adversely affect liquidity, the spread between the bid and ask quotes for the Fund’s Shares, and potentially the price of the Shares. The Sponsor can make no guarantees that participation by Authorized Purchasers or market makers will continue.

An investment in a Fund faces numerous risks from its shares being traded in the secondary market, any of which may lead to the Fund’s shares trading at a premium or discount to NAV.  Although Fund shares are listed for trading on the NYSE Arca, there can be no assurance that an active trading market for such shares will develop or be maintained.  Trading in Fund shares may be halted due to market conditions or for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable.  There can be no assurance that the requirements of the NYSE Arca necessary to maintain the listing of any Fund will continue to be met or will remain unchanged or that the shares will trade with any volume, or at all. The NAV of each Fund’s shares will generally fluctuate with changes in the market value of the Fund’s portfolio holdings.  The market prices of shares will generally fluctuate in accordance with changes in the Fund’s NAV and supply and demand of shares on the NYSE Arca.  It cannot be predicted whether a Fund shares will trade below, at or above their NAV.  Investors buying or selling Fund shares in the secondary market will pay brokerage commissions or other charges imposed by brokers as determined by that broker.  Brokerage commissions are often a fixed amount and may be a significant proportional cost for investors seeking to buy or sell relatively small amounts of shares.

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

The operations of the Funds, the exchanges, brokers and counterparties with which the Funds do business, and the markets in which the Funds do business could be severely disrupted in the event of a major terrorist attack, natural disaster, or the outbreak, continuation or expansion of war or other hostilities. Global terrorist attacks, anti-terrorism initiatives, and political unrest continue to fuel this concern.

Failures or breaches of the electronic systems of the Funds, the Sponsor, the Custodian or mutual funds or other financial institutions in which the Funds invest, or the Funds’ other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which Futures Contracts or Other Commodity Interests are traded or cleared, or counterparties have the ability to cause disruptions and negatively impact the Funds’ business operations, potentially resulting in financial losses to a Fund and its shareholders. While the Funds have established business continuity plans and risk management systems seeking to address system breaches or failures, there are inherent limitations in such plans and systems. Furthermore, the Funds cannot control the cyber security plans and systems of the Custodian or mutual funds or other financial institutions in which the Funds invest, or the Funds’ other service providers, market makers, Authorized Purchasers, NYSE Arca, exchanges on which Futures Contracts or Other Commodity Interests are traded or cleared, or counterparties.

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

The Intraday Indicative Value (“IIV”) and the Benchmark for each Fund are calculated and disseminated by the NYSE Arca under an agreement between the Sponsor and the NYSE Arca.  Additionally, information may be calculated and disseminated under similar agreements between the Sponsor and other third party entities.  Although reasonable efforts are taken to ensure the accuracy of the information disseminated under this agreement, there may, from time to time, be recalculations of previously released information.

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

In 2016, the CFTC is expected to implement its rules and regulations requiring the posting of margin for over-the-counter transactions. Once these rules are implemented, it may become more expensive for a Fund to enter into over-the-counter uncleared swaps and options agreements.

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

The Sponsor May Have Conflicts of Interest

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

While it is not the current intention of the Funds to take physical delivery of any Commodity under its Commodity Interests, Commodity Futures Contracts are traditionally physically-deliverable contracts, and, unless a position was traded out of, it is possible to take or make delivery under these and some Other Commodity Interests. Storage costs associated with purchasing the specific commodity could result in costs and other liabilities that could impact the value of the Commodity Futures Contracts or certain Other Commodity Interests. Storage costs include the time value of money invested in the physical commodity plus the actual costs of storing the commodity less any benefits from ownership that are not obtained by the holder of a futures contract. In general, Commodity Futures Contracts have a one-month delay for contract delivery and the pricing of back month contracts (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for the commodity while a Fund holds the Commodity Interests, the value of the Commodity Interests, and therefore the Fund’s NAV, may change as well.

The design of each Fund’s Benchmark is such that the Benchmark Component Futures Contracts change throughout the year, and the Fund’s investments must be rolled periodically to reflect the changing composition of the Benchmark. For example, when the second-to-expire Commodity Futures Contract becomes the first-to-expire contract, such contract will no longer be a Benchmark Component Futures Contract and the Fund’s position in it will no longer be consistent with tracking the Benchmark. In the event of a commodity futures market where near-to-expire contracts trade at a higher price than longer-to-expire contracts, a situation referred to as “backwardation,” then absent the impact of the overall movement in the specific commodity prices of the Fund, the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration. As a result, a Fund may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, using corn as an example, in the event of a corn futures market where near-to-expire contracts trade at a lower price than longer-to-expire contracts, a situation referred to as “contango,” then absent the impact of the overall movement in corn prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. As a result, the Fund’s total return may be lower than might otherwise be the case because it would be selling less expensive contracts and buying more expensive ones. The impact of backwardation and contango may lead the total return of a Fund to vary significantly from the total return of other price references, such as the spot price of the specific commodity. In the event of a prolonged period of contango, and absent the impact of rising or falling specific commodity prices, this could have a significant negative impact on a Fund’s NAV and total return.

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

Rapidly Changing Regulation May Adversely Affect the Ability of the Funds to Meet Their Investment Objectives

The regulation of futures markets, futures contracts, and futures exchanges has historically been comprehensive. The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits, increased margin requirements, the establishment of daily price limits and the suspension of trading on an exchange or a trading facility.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Subsequent to the enactment of the Dodd-Frank Act in 2010, swap agreements became fully regulated by the CFTC under the amended Commodity Exchange Act and the CFTC's regulations thereunder. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States and that use trading in futures and options as an investment strategy and not for hedging or price discovery purposes, therefore altering traditional participation in futures and swaps markets. As the Dodd-Frank Act continues to be implemented by the CFTC and the SEC, there is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of a Fund to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

Further, as the CFTC and the NFA continue implementing the Dodd-Frank Act, together with the SEC and FINRA, it is likely that regulations applicable to commodity pools, commodity pool operators and commodity trading advisors may change in the future. These regulatory changes may affect continued operation of the Funds. For additional information regarding recent regulatory developments that may impact the Funds or the Trust, refer to the section entitled “Regulatory Considerations” section of this document.

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

On March 12, 2014, the CME announced that, subject to CFTC approval, it would replace its fixed price fluctuation limits with variable price limits. The change was approved and went into effect May 1, 2014. Using corn as an example, this change amended Appendix A, Chapter 10 (Corn Futures), Section 1012.D (Trading Specifications – Daily Price Limits) to read as follows:

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

There is Credit Risk Associated with the Operation of the Funds, Service Providers and Counter-Parties Which May Cause an Investment Loss

For all of the Funds except for TAGS, the majority of each Fund’s assets are held in short-term Treasury Securities, cash and/or cash equivalents with the Custodian or with one or more alternate financial institutions unrelated to the Custodian (each, a “Financial Institution”). Any cash or cash equivalents invested by a Fund will be rated in the highest short-term rating category by a nationally recognized statistical rating organization or will be deemed by the Sponsor to be of comparable quality.

The insolvency of the Custodian or any Financial Institution in which funds are deposited could result in a complete loss of a Fund’s assets held by the Custodian or the Financial Institution, which, at any given time, would likely comprise a substantial portion of a Fund’s total assets. Assets deposited with the Custodian or a Financial Institution will generally exceed federally insured limits. For TAGS, the vast majority of the Fund’s assets are held in Shares of the Underlying Funds. The failure or insolvency of the Custodian or the Financial Institution could impact the ability to access in a timely manner TAGS’ assets held by the Custodian.

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

An “exchange for related position” (“EFRP”) can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs.  The Fund will become subject to the credit risk of the market specialist/market maker until the EFRP is settled or terminated.  The Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded. EFRPs are subject to specific rules of the CME and CFTC guidance. It is likely that EFRP mechanisms will be subject to changes in the future which may make it uneconomical or impossible from the regulatory perspective to utilize this mechanism by the Funds.

A portion of the Fund’s assets may be used to trade over-the-counter Commodity Interests, such as forward contracts or swaps. Currently, over-the-counter contracts are typically traded on a principal-to-principal non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC, although this is an area of pending, substantial regulatory change. The markets for over-the-counter contracts will continue to rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. To date, the forward markets have been largely unregulated, except for anti-manipulation and anti-fraud prohibitions, forward contracts have been executed bi-laterally and, in general historically, forward contracts have not been cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other FX derivatives, such as FX options, certain currency swaps, and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the lack of regulation in these markets could expose the Fund in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. While increased regulation of over-the-counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd-Frank Act, there is no guarantee that such increased regulation will be effective to reduce these risks.

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

The CFTC's implementation of its regulations under the Dodd-Frank Act may further affect the ability of the Funds to enter into foreign exchange contracts and to hedge its exposure to foreign exchange loss.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The principal trading market for the shares of CORN, SOYB, CANE, WEAT and TAGS is the NYSE Arca.

Price Range of Shares

The following table sets forth the range of reported high and low closing prices of the shares for each Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2015 and 2014 for those quarters in which it operated from the commencement of operations.

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Corn Fund (symbol “CORN”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2015:	High	Low
Quarter Ended
March 31, 2015	$27.12	$24.46
June 30, 2015	$25.85	$22.41
September 30, 2015	$26.99	$22.15
December 31, 2015	$23.99	$21.22

Fiscal Year Ended December 31, 2014:	High	Low
Quarter Ended
March 31, 2014	$34.66	$29.94
June 30, 2014	$35.50	$29.43
September 30, 2014	$29.44	$22.78
December 31, 2014	$27.71	$22.88

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Soybean Fund (symbol “SOYB”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2015:	High	Low
Quarter Ended
March 31, 2015	$21.37	$19.29
June 30, 2015	$20.49	$18.49
September 30, 2015	$20.54	$17.42
December 31, 2015	$18.41	$17.26

Fiscal Year Ended December 31, 2014:	High	Low
Quarter Ended
March 31, 2014	$25.05	$22.37
June 30, 2014	$26.32	$23.77
September 30, 2014	$24.09	$19.14
December 31, 2014	$21.74	$19.08

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Sugar Fund (symbol “CANE”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2015:	High	Low
Quarter Ended
March 31, 2015	$12.95	$9.60
June 30, 2015	$10.88	$9.05
September 30, 2015	$9.58	$7.93
December 31, 2015	$10.14	$8.83

Fiscal Year Ended December 31, 2014:	High	Low
Quarter Ended
March 31, 2014	$16.45	$12.94
June 30, 2014	$15.53	$14.22
September 30, 2014	$14.96	$12.64
December 31, 2014	$13.93	$11.79

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Wheat Fund (symbol “WEAT”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2015:	High	Low
Quarter Ended
March 31, 2015	$12.74	$10.36
June 30, 2015	$12.26	$9.92
September 30, 2015	$11.88	$9.24
December 31, 2015	$10.35	$9.09

Fiscal Year Ended December 31, 2014:	High	Low
Quarter Ended
March 31, 2014	$16.92	$13.40
June 30, 2014	$17.47	$13.77
September 30, 2014	$13.92	$10.78
December 31, 2014	$13.92	$10.92

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Agricultural Fund (symbol “TAGS”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2015:	High	Low
Quarter Ended
March 31, 2015	$33.05	$28.21
June 30, 2015	$30.88	$27.49
September 30, 2015	$30.91	$25.58
December 31, 2015	$27.50	$26.00

Fiscal Year Ended December 31, 2014:	High	Low
Quarter Ended
March 31, 2014	$40.05	$34.44
June 30, 2014	$41.07	$36.35
September 30, 2014	$36.48	$30.02
December 31, 2014	$33.59	$29.05

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

Holders of the Funds

The table below sets for the approximate number of shareholders for each Fund of the Trust as of December 31, 2015.

Fund	Approximate Number of Shareholders
CORN	6,100
SOYB	920
CANE	600
WEAT	2,600
TAGS	110

Use of Proceeds

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013. From June 9, 2010 (the commencement of operations) through December 31, 2015, 11,475,000 Shares of the Fund were sold at an aggregate offering price of $398,869,780. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through December 31, 2015 in an amount equal to $640,853, resulting in net offering proceeds of $398,228,927. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through December 31, 2015, 1,475,000 Shares of the Fund were sold at an aggregate offering price of $34,434,051  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2015 in an amount equal to $48,880, resulting in net offering proceeds of $34,385,171.  The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through December 31, 2015, 850,000 Shares of the Fund were sold at an aggregate offering price of $13,444,093  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2015 in an amount equal to $16,884, resulting in net offering proceeds of $11,937,972   The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through December 31, 2015, 5,025,000 Shares of the Fund were sold at an aggregate offering price of $68,676,103  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2015 in an amount equal to $83,050, resulting in net offering proceeds of $66,934,146   The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. From March 28, 2012 (the commencement of the offering) through December 31, 2015, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2015 in an amount equal to $6,422, resulting in net offering proceeds of $17,700,156. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of Equity Securities

The Sponsor, the Trust or any Fund do not purchase shares directly from shareholders; however, the information below details for the current period, October 1 to December 31, 2015, by month and for the year ended December 31, 2015, the share purchases in connection with the redemption of baskets by Authorized Purchasers.

Issuer Purchases of CORN Shares:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number of	Average Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2015 to October 31, 2015	50,000	$23.24	N/A	N/A
November 1, 2015 to November 30, 2015	-	$-	N/A	N/A
December 1, 2015 to December 31, 2015	50,000	$22.02	N/A	N/A
Total	100,000	$22.63

January 1, 2015 to December 31, 2015	1,550,000	$25.01	N/A	N/A

Issuer Purchases of SOYB Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2015 to October 31, 2015	-	$-	N/A	N/A
November 1, 2015 to November 30, 2015	-	$-	N/A	N/A
December 1, 2015 to December 31, 2015	25,000	$17.87	N/A	N/A
Total	25,000	$17.87

January 1, 2015 to December 31, 2015	325,000	$19.74	N/A	N/A

 Issuer Purchases of WEAT Shares:

				Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2015 to October 31, 2015	50,000	$10.12	N/A	N/A
November 1, 2015 to November 30, 2015	-	$-	N/A	N/A
December 1, 2015 to December 31, 2015	50,000	$9.21	N/A	N/A
Total	100,000	$9.67

January 1, 2015 to December 31, 2015	50,000	$10.70	N/A	N/A

Issuer Purchases of CANE Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2015 to October 31, 2015	25,000	$9.60	N/A	N/A
November 1, 2015 to November 30, 2015	-	$-	N/A	N/A
December 1, 2015 to December 31, 2015	-	$-	N/A	N/A
Total	25,000	$9.60

January 1, 2015 to December 31, 2015	50,000	$8.89	N/A	N/A

Dividends

Neither the Trust nor any Fund has made and none intends to make any cash distributions to shareholders.

Item 6. Selected Financial Data

Financial Highlights for the Teucrium Corn Fund (for the years ended December 31, 2015, 2014, 2013, 2012 and 2011).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Net assets	$61,056,223	$108,459,507	$47,499,620	$37,686,512	$71,268,521
Net realized and unrealized gain (loss) on futures contracts	$(14,193,913)	$(4,449,213)	$(13,252,851)	$10,009,773	$1,976,091
Net Income (Loss)	$(17,183,472)	$(7,947,064)	$(16,269,132)	$6,567,726	$(472,093)
Weighted-average shares outstanding	3,243,223	3,460,141	1,169,662	1,506,835	2,244,936
Net income (loss) per share	$(5.38)	$(4.02)	$(13.70)	$2.42	$2.86
Net income (loss) per weighted-average share	$(5.30)	$(2.30)	$(13.91)	$4.36	$(0.21)
Cash and cash equivalents at end of year	$57,110,089	$106,858,496	$42,405,220	$34,631,982	$69,022,336

Financial Highlights for the Teucrium Soybean Fund (for the years ended December 31, 2015, 2014, 2013, 2012, and from the commencement of operations (September 19, 2011) through December 31, 2011).

					From the commencement
	Year ended	Year ended	Year ended	Year ended	of operations (September 19, 2011)
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	through December 31, 2011
Net assets	$6,502,552	$11,956,149	$4,016,972	$6,636,175	$2,186,430
Net realized and unrealized loss on futures contracts	$(1,301,212)	$(366,913)	$(10,938)	$(40,425)	$(294,950)
Net loss	$(1,517,824)	$(582,405)	$(393,523)	$(511,303)	$(313,670)
Weighted-average shares outstanding	386,237	251,648	257,127	250,277	100,004
Net (loss) income per share	$(3.45)	$(2.16)	$(1.18)	$2.27	$(3.14)
Net loss per weighted-average share	$(3.93)	$(2.31)	$(1.53)	$(2.04)	$(3.14)
Cash and cash equivalents at end of year	$5,937,824	$11,505,788	$3,765,791	$6,169,205	$2,055,369

Financial Highlights for the Teucrium Sugar Fund (for the years ended December 31, 2015, 2014, 2013, 2012, and from the commencement of operations (September 19, 2011) through December 31, 2011).

					From the commencement
	Year ended	Year ended	Year ended	Year ended	of operations (September 19, 2011)
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	through December 31, 2011
Net assets	$5,508,663	$2,661,212	2,468,403	$2,225,898	$2,306,249
Net realized and unrealized loss on futures contracts	$(411,880)	$(451,965)	(506,016)	$(667,574)	$(174,072)
Net loss	$(475,806)	$(502,562)	(542,436)	$(897,618)	$(193,851)
Weighted-average shares outstanding	373,018	195,963	161,031	116,534	100,004
Net loss per share	$(1.81)	$(2.27)	(3.71)	$(5.25)	$(1.94)
Net loss per weighted-average share	$(1.28)	$(2.56)	(3.37)	$(7.70)	$(1.94)
Cash and cash equivalents at end of year	$4,932,791	$2,489,338	2,366,377	$2,088,533	$2,051,003

Financial Highlights for the Teucrium Wheat Fund (for the years ended December 31, 2015, 2014 2013, 2012, and from the commencement of operations (September 19, 2011) through December 31, 2011).

					From the commencement
	Year ended	Year ended	Year ended	Year ended	of operations (September 19, 2011)
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	through December 31, 2011
Net assets	$26,529,260	$22,263,457	$7,048,087	$3,791,209	$2,235,888
Net realized and unrealized loss on futures contracts	$(7,200,826)	$(1,070,987)	$(2,061,837)	$(97,050)	$(245,158)
Net loss	$(8,137,705)	$(1,748,035)	$(2,447,578)	$(440,262)	$(264,212)
Weighted-average shares outstanding	2,470,483	1,408,223	379,525	148,979	100,004
Net loss per share	$(3.57)	$(2.12)	$(6.41)	$(1.11)	$(2.64)
Net loss per weighted-average share	$(3.29)	$(1.24)	$(6.45)	$(2.96)	$(2.64)
Cash and cash equivalents at end of year	$24,579,091	$21,568,368	$6,451,639	$3,356,906	$2,022,024

Financial Highlights for the Teucrium Agricultural Fund (for the year ended December 31, 2015, 2014, 2013 and from the commencement of operations (March 28, 2012) through December 31, 2012).

				From the commencement
	Year ended	Year ended	Year ended	of operations (March 28, 2012)
	December 31, 2015	December 31, 2014	December 31, 2013	through December 31, 2012
Net assets	$1,329,390	$1,652,749	$1,896,442	$2,436,721
Net realized and unrealized loss on securities	$(316,182)	$(234,501)	$(529,472)	$(880,180)
Net loss	$(323,359)	$(243,693)	$(540,279)	$(902,864)
Weighted-average shares outstanding	50,002	50,002	50,002	103,765
Net loss per share	$(6.46)	$(4.88)	$(10.81)	$(1.27)
Net loss per weighted-average share	$(6.47)	$(4.87)	$(10.81)	$(8.70)
Cash and cash equivalents at end of year	$1,815	$1,647	$2,880	$6,419

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

Critical Accounting Policies

The Trust’s critical accounting policies for all the Funds are as follows:

1.

Preparation of the financial statements and related disclosures in conformity with U.S. generally-accepted accounting principles (“GAAP”) requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the combined financial statements and accompanying notes. The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the year ended December 31, 2015 compared to the years ended December 31, 2014 and 2013.

CORN, SOYB, CANE WEAT and TAGS operated for the entirety of all periods discussed below.  The combined results of operations for the Trust include NAGS and CRUD for all periods, up through the termination of operations on December 21, 2014. NAGS and CRUD did not operate for any part of 2015.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2012 and 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2013 and 2014, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2013 or 2014 are then presented as a reimbursement of expenses previously waived. Consistent treatment has been applied to expenses which have been waived by the Sponsor in the 2014. For all expenses waived in 2014 and 2015, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations.  These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part II of this filing.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  In addition, effective on the Conversion Date, U.S. Bancorp Fund Services, LLC (“USBFS”), a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank, N.A. and USBFS will receive an asset-based fee, subject to a minimum annual fee.

The Sponsor stated in the Forms 10-Q filed on August 10, 2015 and November 9, 2015, in addition to other documents filed with the Securities and Exchange Commission, that it did not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS and U.S. Bank, N.A.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015.

For the period January 1, 2015 to December 31, 2015, the Funds, in total, recorded an increase in expenses, gross and net of any expenses waived by or reimbursed to the Sponsor, over what had been recorded in 2014.   For the year 2015, total expenses gross of any waived expenses, were $5,416,644, while total expenses, net were $4,435,961.  For 2014, these were $4,814,899 and $4,554,324, respectively, and $4,312,906 and $3,941,300 for 2013. The increase in expenses for the period 2015 compared to 2014, gross of any waived expenses, was $601,745 which was driven principally by a $620,510 increase in custodian fees and expenses for the reasons discussed above.  There were increases in professional fees, distribution and marketing fees and general and administrative expenses, with decreases in business permits and licenses, brokerage commissions and other expenses.  Total expenses, net of expenses waived by the Sponsor and reimbursement of expenses previously waived, decreased by $118,363 for 2015 compared to 2014 due to the increase in gross expenses as discussed above which were more than offset by an increase in expenses waived by the Sponsor and the fact that there were no expenses reimbursed to the Sponsor that had been previously waived as was the case in 2014.

For the period January 1, 2015 to December 31, 2015, the Funds, in total, recorded an increase in expenses, both gross and net of any expenses waived by or reimbursed to the Sponsor, over what had been recorded in 2013.   The increase in expenses, gross of any waived expenses, was $1,103,738 which was principally driven by: 1) a $503,735 increase in the management fee to the Sponsor, generated by higher average net assets, 2) a $78,773 increase in distribution and marketing fees, 3) a $631,613 increase in custodian fees and expenses for the reasons discussed above, 4) a $17,182 increase in general and administrative expenses and 5) a $22,364 increase in brokerage commissions, which was the result of an increase in contracts purchased and rolled due to higher assets under management. Partially offsetting these increases were decreases in all other categories. Total expenses, net of expenses waived by the Sponsor and reimbursement of expenses previously waived, increased by $494,661 for 2015 compared to 2013 due to the increase in gross expenses as discussed above which was partially offset by an increase in expenses waived by the Sponsor and the fact that there were no expenses reimbursed to the Sponsor that had been previously waived as was the case in 2013.

For the year ended December 31, 2015, no reimbursement to the Sponsor will be sought in any future period for expenses that has been identified as waived by the Sponsor.

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

Teucrium Corn Fund

The Teucrium Corn Fund commenced investment operations on June 9, 2010.  The investment objective of the Corn Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2015, the Corn Fund held a total of 3,277 CBOT Corn Futures contracts with a notional value of $61,052,950. All of these contracts had a liability fair value equaling $3,908,550. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY16 contracts, the second-to-expire CBOT Corn Futures Contract, (2) 30% to JUL16 CBOT contracts, the third-to-expire CBOT Corn Futures Contract, and (3) 35% to DEC16 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract.

The benchmark for the Fund is the Teucrium Corn Index (TCORN) which is defined as: A weighted average of daily changes in the closing settlement prices of (1) the second-to-expire Corn Futures Contract traded on the CBOT, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of third-to-expire contract, weighted 35%.  To convert to an index, 100 is set to $25, the opening day price of CORN. The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TCORN for two periods. One period is December 31, 2015 compared to December 31, 2014.  The second period is from the commencement of operations to December 31, 2015. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in CORN NAV per share	Change in Market Price	Change in the Benchmark (TCORN)
December 31, 2014 to December 31, 2015	-20.21%	-20.35%	-17.03%
June 9, 2010 to December 31, 2015	-17.84%	-17.72%	6.41%

For the Year Ended December 31, 2015 Compared to the Years Ended December 31, 2014 and 2013

On December 31, 2015, the Fund had 2,875,004 shares outstanding and net assets of $61,056,223.  This is in comparison to 4,075,004 shares outstanding and net assets of $108,459,507 on December 31, 2014 and 1,550,004 shares outstanding with net assets of $47,499,620 on December 31, 2013.  Shares outstanding decreased by 1,200,000 and 29% for the period of 2015 when compared to 2014.  This decrease was, in the opinion of management, due to the above average harvests in the U.S. and other areas for the 2015-2016 crop year as well as increased concerns regarding global economic growth, particularly in China. In addition, the decreasing price of oil reduces, to some extent, the producer urgency to use grains, such as corn, as an alternative fuel or fuel additive.  In total, in 2015, the Fund issued 350,000 shares and purchased 1,550,000 as part of creation and redemption baskets. For the period 2014 compared to 2013, there was an increase in shares outstanding of 2,525,000 and 163%.  In total, in 2014, the Fund issued 5,050,000 shares and purchased 2,525,000 as part of creation and redemption baskets.

Total net assets for the Fund were $61,056,223 on December 31, 2015, compared to $108,459,507 on December 31, 2014 and $47,499,620 on December 31, 2013. The Net Asset Values (“NAV”) per share related to these balances were $21.24, $26.62 and $30.64 respectively. This represents an increase in total net assets for the year ending December 31, 2015 versus 2013 of 29% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by $9.40 or 31%.  When comparing December 31, 2014 with 2013, there was an increase in total net assets of 128%, driven by an increase in total shares outstanding of 163 % which was partially offset by a decrease in the NAV per share of $4.02 or 13%.  The closing prices per share for 2015, 2014 and 2013, as reported by the NYSE Arca, were $21.22, $26.64 and $30.58, respectively.  The change from December 31, 2015 over prior years was a 31% decrease from 2013 and a 20% decrease from 2014.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2015 and serves to illustrate the relative changes of these components.

The total loss for the year ended December 31, 2015 was ($14,047,008) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($8,533,650), and by a net change in unrealized depreciation of commodity futures contracts of ($5,660,263). Total loss was ($4,413,618) in 2014, and ($13,323,041) in 2013. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for year ended December 31, 2015, 2014, and 2013, respectively, was $146,905, $35,595 and $20,740.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Fund’s rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Fund’s rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for 2015 were $3,232,532; total expenses for 2014 were $3,330,404 and $3,052,934 in 2013. This represents a ($97,872) or 3% decrease for 2015 over 2014 and a $179,598 or 6% increase for 2015 over 2013.   The decrease for 2015 over 2014 was driven by a $196,105 or 36% increase in professional fees related to auditing, legal and tax preparation fees, a $58,069 or 45% increase in custodian fees and expenses for the final payments to BNYM discussed above, and a $31,283 or 18% increase in general administrative expenses,  brokerage commissions due to an increase in contracts purchased and rolled due to higher assets under management, offset by a ($206,693) or 21% decrease in the management fee paid to the Sponsor as a result of lower average net assets, a ($48,429) or 4% decrease in distribution and marketing fees, a ($3,732) or 12% decrease in business permits and licenses, a ($108,836) or 73% decrease in brokerage commissions due to changes in the roll procedures for certain contracts instituted by the Sponsor and a ($15,369) or 25% decrease other expenses.  The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds.

The increase for 2015 over 2013 was driven by a $347,038 or 80% increase in the management fee paid to the Sponsor as a result of higher average net assets and a $58,068 or 45% increase in custodian fees and expenses for the final payments to BNYM discussed above, offset by a ($90,993) or 11% decrease in professional fees related to auditing, legal and tax preparation fees, a ($59,914) or 5% decrease in distribution and marketing fees, a ($54,098) or 67% decrease in business permits and licenses, a ($7,935) or 4% decrease in general and administrative expenses, and a ($13,103) decrease in other expenses.  The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.15% in 2015, 3.37% in 2014, and 7.05% in 2013. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2015, the Sponsor waived fees of $96,068; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year.  For 2014 the Sponsor permanently waived $105,270 of expenses.  For 2013 there were $426,248 of expenses waived by the Sponsor, the recovery of which is discussed below.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2015, 2014 and 2013 were $3,136,464, $3,533,446 and $3,037,091 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 4.03% in 2015, 3.57% in 2014 and 7.01% in 2013.

The lower expense ratios in 2015 and 2014, gross and net of waived expenses, were driven by increases in average net assets over 2013, reduced allocations to the Fund due to lower relative average net assets compared to the other Funds and reductions in some expenses due to initiatives undertaken by the Sponsor.  Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance.  These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management.  The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

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

Net cash provided by or used in the Fund’s operating activities during the year was ($17,532,410) in 2015, ($6,449,860) in 2014 and ($18,309,002) in 2013. In 2015, proceeds from the sale of shares were $8,538,198, representing 350,000 shares while payments for redemptions were $38,758,010, representing 1,550,000 shares. In 2014, proceeds from the sale of shares were $146,789,763, representing 5,050,000 shares while payments for redemptions were $77,882,812, representing 2,525,000 shares. In 2013, proceeds from the sale of shares were $59,350,451, representing 1,550,000 shares while payments for redemptions were $33,268,211, representing 850,000 shares.

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

Teucrium Soybean Fund

The Teucrium Soybean Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”).  Except as described in the following paragraph, the three Soybean Futures Contracts will be: (1) second-to-expire CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2015, the Fund held a total of 149 CBOT soybean futures contracts with a notional value of $6,498,575. Of these, 45 had an asset fair value of $16,175, while 104 contracts had a liability fair value of $238,662. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAR16 CBOT contracts, (2) 30% to MAY16 CBOT contracts, and (3) 35% to NOV16 CBOT contracts.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TSOYB for two periods. One period is December 31, 2015 compared to December 31, 2014.  The second period is from the commencement of operations to December 31, 2015. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in SOYB NAV per share	Change in Market Price	Change in the Benchmark (TSOYB)
December 31, 2014 to December 31, 2015	-16.61%	-16.52%	-14.03%
September 19, 2011 to December 31, 2015	-29.69%	-30.90%	-10.49%

For the Year Ended December 31, 2015 Compared to the Years Ended December 31, 2014 and 2013

On December 31, 2015, the Fund had 375,004 shares outstanding and net assets of $6,502,552.  This is in comparison to 575,004 shares outstanding and net assets of $11,956,149 on December 31, 2014 and 175,004 shares outstanding with net assets of $4,016,972 on December 31, 2013.  Shares outstanding decreased by 200,000 and 35% for the period of 2015 when compared to 2014.  This decrease was, in the opinion of management, due to the above average harvests in the U.S. and other areas for the 2015-2016 crop year as well as increased concerns regarding global economic growth, particularly in China.  In total, in 2015, the Fund issued 125,000 shares and purchased 325,000 as part of creation and redemption baskets. For the period 2014 compared to 2013, there was an increase in shares outstanding of 400,000 and 229%.  In total, in 2014, the Fund issued 500,000 shares and purchased 100,000 as part of creation and redemption baskets.

Total net assets for the Fund were $6,502,552 on December 31, 2015, compared to $11,956,149 on December 31, 2014 and $4,016,972 on December 31, 2013. The Net Asset Values (“NAV”) per share related to these balances were $17.34, $20.79 and $22.95 respectively. This represents an increase in total net assets for the year ending December 31, 2015 versus 2013 of 62% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by $5.61 or 24%.  When comparing December 31, 2014 with 2013, there was an increase in total net assets of 198%, driven by an increase in total shares outstanding of 229% which was partially offset by a decrease in the NAV per share of $2.16 or 9%.  The closing prices per share for 2015, 2014 and 2013, as reported by the NYSE Arca, were $17.33, $20.76 and $22.81, respectively.  The change from December 31, 2015 over prior years was a 24% decrease from 2013 and a 17% decrease from 2014.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2015 and serves to illustrate the relative changes of these components.

Total loss for the year ended December 31, 2015 was ($1,288,083) resulting from the net change in realized loss on commodity futures contracts totaling ($1,355,738) and a change in unrealized appreciation on commodity futures contracts of $54,526. Total loss was ($364,975) in 2014 and ($8,215) in 2013. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for year ended December 31, 2015, 2014, and 2013, respectively, was $13,129, $1,938 and $2,723.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Fund’s rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Fund’s rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for 2015 were $534,350; total expenses for 2014 were $257,908 and $407,004 in 2013. This represents a $276,442 or 107% increase for 2015 over 2014 and a $127,346 or 31% increase for 2015 over 2013.   The increase for 2015 over 2014 was driven principally by a $17,398 or 31% increase in management fee paid to the Sponsor due to higher average net assets, a $55,509 or 60% increase in professional fees related to auditing, legal and tax preparation fees, a $55,922 or 91% increase in distribution and marketing fees, a $140,941 or 2,425% increase in custodian fees and expenses as discussed above, a $3,667 or 154% increase in brokerage commissions, and a $10,731 or 98% increase in general and administrative expenses. These were offset by a ($5,512) or 25% decrease in business permits and license fees and a ($2,214) or 33% decrease in other expenses. The increases year over year were generally due to higher average net assets relative to other funds while the decreases in operating expenses were due to expense controls under taken by the Sponsor.

The increase for 2015 over 2013 was driven principally by a $12,111 or 20% increase in management fee paid to the Sponsor due to higher average net assets, a $19,988 or 16% increase in professional fees related to auditing, legal and tax preparation fees, a $138,325 or 1,641% increase in custodian fees and expenses as discussed above, and a $3,961 or 190% increase in brokerage commissions. These were offset by a ($35,785) or 23% decrease in distribution and marketing fees, a ($1,495) or 8% decrease in business permits and license fees, a ($6,064) or 22% decrease in general and administrative expenses, and a ($3,695) or 45% decrease in other expenses. The increases year over year were generally due to higher average net assets relative to other funds while the decreases in operating expenses were due to expense controls under taken by the Sponsor. The total expense ratio gross of expenses waived by the Sponsor for these years was 7.31% in 2015, 4.59% in 2014, and 6.66% in 2013. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2015, the Sponsor waived fees of $304,609; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year.  For 2014 the Sponsor permanently waived $65,617 of expenses.  For 2013 there were $68,857 of expenses waived by the Sponsor, the recovery of which is discussed below.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2015, 2014 and 2013 were $229,741, $217,430 and $385,308 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.14% in 2015, 3.87% in 2014 and 6.30% in 2013. These lower expense ratios in 2015, net of waived expenses, was principally driven by an increase in expenses waived by the Sponsor.

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

For the year ended December 31, 2012, there were $76,921 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by the Fund in 2013.  At that time, the Sponsor had determined that recovery of the expense amounts was not probable.  In 2013, asset growth and other changes experienced by the Fund enabled the Sponsor to claim reimbursement of $47,161 from the Fund.  This amount is reflected in the statements of operations as a reimbursement of previously waived expenses

Net cash used in the Fund’s operating activities during the period was ($1,632,191) in 2015, ($781,585) in 2014, and ($177,734) in 2013. In 2015, proceeds from the sale of shares were $2,478,439 representing 125,000 while payments for the redemption of shares were $6,414,212 representing 325,000 shares. In 2014, proceeds from the sale of shares were $10,769,361 while payments for the redemption of shares were $2,247,779. In 2013, these amounts were $1,859,169 for issuance and $4,084,849 for redemptions.

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

Teucrium Sugar Fund

The Teucrium Sugar Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”), specifically: (1) the second-to-expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third-to-expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2015, the Fund held a total of 330 ICE sugar futures contracts with a notional value of $5,505,741. These contracts had an asset fair value of $364,056. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY16 ICE No 11 contracts, (2) 30% to the JUL16 ICE No 11 contracts, and (3) 35% to the MAR17 ICE No 11 contracts.

The benchmark for the Fund is the Teucrium Sugar Index (TCANE) which is defined as: A weighted average of daily changes in the closing settlement prices (1) the second-to-expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third-to-expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%.  To convert to an index, 100 is set to $25, the opening day price of CANE. The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TCANE for two periods. One period is December 31, 2015 compared to December 31, 2014.  The second period is from the commencement of operations to December 31, 2015. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in CANE NAV per share	Change in Market Price	Change in the Benchmark (TCANE)
December 31, 2014 to December 31, 2015	-15.32%	-15.32%	-13.47%
September 19, 2011 to December 31, 2015	-60.40%	-60.66%	-53.40%

For the Year Ended December 31, 2015 Compared to the Years Ended December 31, 2014 and 2013

On December 31, 2015, the Fund had 550,004 shares outstanding and net assets of $5,508,663.  This is in comparison to 225,004 shares outstanding and net assets of $2,661,212 on December 31, 2014 and 175,004 shares outstanding with net assets of $2,468,403 on December 31, 2013.  Shares outstanding increased by 325,000 and 144% for the period of 2015 when compared to 2014.  This increase was, in the opinion of management, due to the relatively low prices, compared to recent years, for sugar in the global markets, as well as concerns regarding weather conditions in the largest sugar-producing areas.  In total, in 2015, the Fund issued 375,000 shares and purchased 50,000 as part of creation and redemption baskets. For the period 2014 compared to 2013, there was an increase in shares outstanding of 50,000 and 29%.  In total, in 2014, the Fund issued 75,000 shares and purchased 25,000 as part of creation and redemption baskets.

Total net assets for the Fund were $5,508,663 on December 31, 2015, compared to $2,661,212 on December 31, 2014 and $2,468,403 on December 31, 2013. The Net Asset Values (“NAV”) per share related to these balances were $10.02, $11.83 and $14.10 respectively. This represents an increase in total net assets for the year ending December 31, 2015 versus 2013 of 123% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by $9.41 or 31%.  When comparing December 31, 2014 with 2013, there was a decrease in total net assets of 8%, driven by an increase in total shares outstanding of 29% which was partially offset by a decrease in the NAV per share of $2.27 or 16%.  The closing prices per share for 2015, 2014 and 2013, as reported by the NYSE Arca, were $10.06, $11.88 and $14.05, respectively.  The change from December 31, 2015 over prior years was a 28% decrease from 2013 and a 15% decrease from 2014.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2015 and serves to illustrate the relative changes of these components.

Total loss for the year ended December 31, 2015 was ($404,210) resulting primarily from the realized loss on commodity futures contracts totaling ($1,279,891) and a gain generated by the net change in unrealized appreciation on commodity futures contracts of $868,011. Total loss was ($451,152) in 2014 and ($504,891) in 2013. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for year ended December 31, 2015, 2014, and 2013, respectively, was $7,670, $813 and $1,125.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Fund’s rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Fund’s rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for 2015 were $327,823; total expenses for 2014 were $171,106 and $134,692 in 2013. This represents a $156,717 or 92% increase for 2015 over 2014 and a $193,131 and 143% increase for 2015 over 2013.   The increase for 2015 over 2014 was driven by increases in all categories, except for professional fees and general and administrative expenses which showed slight decreases, due principally to an increase in expenses allocated to the Fund due to higher average assets relative to the other Funds.  The management fee paid to the Sponsor increased by $8,201 and 30% as a result of higher average net assets. Custodian fees and expenses increased by $135,780 for the reasons discussed above.  There were increases in all categories for 2015 over 2013 which were driven principally by an increase in expenses allocated to the Fund as a result of higher average net assets relative to the other Funds.  The management fee paid to the Sponsor increased by $11,571 and 48% as a result of higher average net assets. Custodian fees and expenses increased by $139,745 for the reasons discussed above.   The total expense ratio gross of expenses waived by the Sponsor for these years was 9.16% in 2015, 6.26% in 2014, and 5.45% in 2013. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2015, the Sponsor waived fees of $256,227; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year.  For 2014 and 2013, there were $119,696 and $97,147 of expenses permanently waived by the Sponsor.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2015, 2014 and 2013 were $71,596, $51,410 and $37,545 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 2.00% in 2015, 1.88% in 2014 and 1.52% in 2013.

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

Net cash used in the Fund’s operating activities during the period was ($879,804) in 2015, ($572,410) in 2014 and ($507,097) in 2013. In 2015, proceeds from the sale of shares were $3,767,602 representing 375,000 while payments for the redemption of shares were $444,345 representing 50,000 shares. In 2014 proceeds from the sale of shares was $1,067,083 while payments for the redemption of shares were $371,712. In 2013, proceeds from the sale of shares were $784,941 with no payments for the redemption of shares.

Teucrium Wheat Fund

The Teucrium Wheat Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically: (1) the second-to-expire CBOT Wheat Futures Contract, weighted 35%, (2) the third-to-expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2015, the Fund held a total of 1,086 CBOT wheat futures contracts with a notional value of $26,552,625. These contracts had a liability fair value of $1,924,464. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAY16 CBOT contracts, (2) 30% to JUL16 CBOT contracts, and (3) 35% to DEC16 CBOT contracts.

The benchmark for the Fund is the Teucrium Wheat Index (TWEAT) which is defined as: A weighted average of daily changes in the closing settlement prices of (1) the second-to-expire Wheat Futures Contract traded on the CBOT, weighted 35%, (2) the third-to-expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of third-to-expire contract, weighted 35%.  To convert to an index, 100 is set to $25, the opening day price of WEAT. The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TWEAT for two periods. One period is December 31, 2015 compared to December 31, 2014.  The second period is from the commencement of operations to December 31, 2015. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in WEAT NAV per share	Change in Market Price	Change in the Benchmark (TWEAT)
December 31, 2013 to December 31, 2015	-28.09%	-28.23%	-25.40%
September 19, 2011 to December 31, 2015	-62.65%	-63.25%	-52.00%

For the Year Ended December 31, 2015 Compared to the Years Ended December 31, 2014 and 2013

On December 31, 2015, the Fund had 2,900,004 shares outstanding and net assets of $26,529,260.  This is in comparison to 1,750,004 shares outstanding and net assets of $22,263,457 on December 31, 2014 and 475,004 shares outstanding with net assets of $7,048,087 on December 31, 2013.  Shares outstanding increased by 1,150,000 and 66% for the period of 2015 when compared to 2014.  This increase was, in the opinion of management, due to the low prices relative to recent years which accelerated investor interest and concerns for weather conditions in some wheat-producing areas; this interest was somewhat mitigated by concerns regarding global economic growth, particularly in China. In total, in 2015, the Fund issued 1,675,000 shares and purchased 525,000 as part of creation and redemption baskets. For the period 2014 compared to 2013, there was an increase in shares outstanding of 1,275,000 and 268%.  In total, in 2014, the Fund issued 2,575,000 shares and purchased 1,300,000 as part of creation and redemption baskets.

Total net assets for the Fund were $26,529,260 on December 31, 2015, compared to $22,263,457 on December 31, 2014 and $7,048,087 on December 31, 2013. The Net Asset Values (“NAV”) per share related to these balances were $9.15, $12.72 and $14.84 respectively. This represents an increase in total net assets for the year ending December 31, 2015 versus 2013 of 276% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by $5.69 or 38%.  When comparing December 31, 2014 with 2013, there was an increase in total net assets of 216%, driven by an increase in total shares outstanding of 268% which was partially offset by a decrease in the NAV per share of $2.12 or 14%.  The closing prices per share for 2015, 2014 and 2013, as reported by the NYSE Arca, were $9.14, $12.74 and $14.75, respectively.  The change from December 31, 2015 over prior years was a 38% decrease from 2013 and a 28% decrease from 2014.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2015 and serves to illustrate the relative changes of these components.

The total loss for the year ended December 31, 2015 was ($7,146,717) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($4,559,863), and by a net change in unrealized depreciation of commodity futures contracts of ($2,640,963). Total loss was ($1,061,923) in 2014, and ($2,058,821) in 2013. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for year ended December 31, 2015, 2014, and 2013, respectively, was $54,109, $9,064 and $3,016.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Fund’s rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Fund’s rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for 2015 were $1,121,704; total expenses for 2014 were $671,507 and $406,706 in 2013. This represents a $450,197 or 67% increase for 2015 over 2014 and a $714,998 and 176% increase for 2015 over 2013.   The increase for 2015 over 2014 was driven by increases in all categories, except for business permits and licenses and other expenses which showed slight decreases, due principally to an increase in expenses allocated to the Fund due to higher average assets relative to the other Funds. The decreases in expense period over period were a result of expense reduction efforts taken by the Sponsor. The management fee paid to the Sponsor increased by $71,555 and 39% as a result of higher average net assets. Custodian fees and expenses increased by $160,572 for the reasons discussed above. Distribution and marketing fees increased by $136,979 or 58%, while professional fees related to auditing, legal and tax preparation fees increased by $51,450 or 32%.

There were increases in all categories for 2015 over 2013, except for small decreases in business permits and licenses and other expenses, which were driven principally by an increase in expenses allocated to the Fund due to higher average net assets relative to the other Funds.  The decreases in expense period over period were a result of expense reduction efforts taken by the Sponsor. The management fee paid to the Sponsor increased by $188,297 and 284% as a result of higher average net assets. Custodian fees and expenses increased by $164,274 for the reasons discussed above. Distribution and marketing fees increased by $233,154 or 165%, while professional fees related to auditing, legal and tax preparation fees increased by $81,982 or 62%.

The total expense ratio gross of expenses waived by the Sponsor for these years was 4.40% in 2015, 3.66% in 2014, and 6.12% in 2013. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2015, the Sponsor waived fees of $130,716; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year.  For 2014 the Sponsor permanently waived $31,697 of expenses.  For 2013 there were $69,416 of expenses waived by the Sponsor, the recovery of which is discussed below.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2015, 2014 and 2013 were $990,988, $686,112 and $388,757 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.89% in 2015, 3.74% in 2014 and 5.85% in 2013.

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

Net cash used in the Fund’s operating activities during the period was ($9,392,785) in 2015, ($1,846,676) in 2014 and ($2,681,723) in 2013. In 2015, proceeds from the sale of shares were $18,019,705 representing 1,675,000 shares while payments for redemption of shares were $5,616,197 representing 525,000 shares. In 2014, proceeds from the sale of shares were $34,552,580 while payments for the redemption of shares were $17,589,175. In 2013, proceeds from the sale of shares were $7,532,514 while payments for the redemption of shares were $1,756,058.

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

On December 31, 2015, the Fund held: 1) 15,358 shares of CORN with a fair value of $326,157; 2) 35,137 shares of WEAT with a fair value of $321,433; 3) 19,131 shares of SOYB with a fair value of $331,730; and 4) 34,474 shares of CANE with a fair value of $345,281.  The weighting on December 31, 2015 was 25% to CORN, 24% to WEAT, 25% to SOYB and 26% to CANE.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TTAGS for two periods. One period is December 31, 2015 compared to December 31, 2014.  The second period is from the commencement of operations to December 31, 2015. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in TAGS NAV per share	Change in Market Price	Change in the Benchmark (TTAGS)
December 31, 2014 to December 31, 2015	-19.57%	-19.91%	-19.25%
March 28, 2012 to December 31, 2015	-46.25%	-46.68%	-45.15%

For the Year Ended December 31, 2015 Compared to the Years Ended December 31, 2014 and 2013

On December 31, 2015, 2014 and 2013, the Fund had 50,002 shares outstanding.  The net assets of the Fund were $1,329,390 in 2015, $1,652,749 in 2014 and $1,896,442 in 2013.  There were no shares issued or redeemed in 2015, 2014 or 2013. Effective August 2, 2012, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares are created.

Total net assets for the Fund were $1,329,390 on December 31, 2015, compared to $1,652,749 on December 31, 2014 and $1,896,442 on December 31, 2013. The Net Asset Values (“NAV”) per share related to these balances were $26.59, $33.05 and $37.93 respectively. This represents a decrease in total net assets for the year ending December 31, 2015 versus 2014 of 20% and versus 2013 of 30% which were driven by a decrease in the NAV per share which decreased by $6.46 or 20% and $11.34 or 30% in the respective periods.  When comparing December 31, 2014 with 2013, there was a decrease in total net assets of 13%, driven by a decrease in the NAV per share of $4.88 or 13%.  The closing prices per share for 2015, 2014 and 2013, as reported by the NYSE Arca, were $26.47, $33.05 and $34.00, respectively.  The change from December 31, 2015 over prior years was a 22% decrease from 2013 and 20% decrease from 2014.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2015 and serves to illustrate the relative changes of these components.

Total loss for 2015 was ($316,186) resulting from the realized loss on the securities of the Underlying Funds totaling ($266,180) and a loss generated by the unrealized depreciation on the securities of the Underlying Funds of ($50,002). Total loss for the period in 2014 and 2013 was ($234,509) and ($529,479), respectively. Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark.  Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for 2015 were $200,236; total expenses for 2014 were $86,297 and $72,339 in 2013. This represents a $113,939 and 132% increase for 2015 over 2014 and a $127,897 and 177% increase for 2015 over 2013.   The increase for 2015 over 2014 was driven principally by a $132,459 increase custodian fees and expenses as discussed above.  There were decreases in all other categories due to lower average net assets relative to the other Funds.  The increase for 2015 over 2013 was driven principally by a $133,981 increase in custodian fees and expenses as discussed above.  Professional fees decreased by $16,902 or 51% while all other categories remained relatively flat period over period. The total expense ratio gross of expenses waived by the Sponsor for these years was 13.97% in 2015, 4.70% in 2014, and 3.36% in 2013.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2015, the Sponsor waived fees of $193,063; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year.  For 2014 and 2013, these amounts were $77,113 and $61,539.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2015, 2014 and 2013 were $7,173, $9,184 and $10,800 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.50% in 2015, 0.50% in 2014 and 0.50% in 2013.

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

Net cash provided by or used in the Fund’s operating activities during the period was $168 in 2015, ($1,233) in 2014 and ($3,539) in 2013. There were no proceeds from creation baskets or payments for redemption baskets in 2015, 2014 or in 2013.

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

During the period from January 1, 2015 through December 31, 2015, the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

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

Off Balance Sheet Financing

As of December 31, 2015, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

Liquidity and Capital Resources

The Funds do not anticipate making use of borrowings or other lines of credit to meet their obligations.   The Funds meet their liquidity needs in the normal course of business from the proceeds of the sale of their investments from the cash, cash equivalents and/or the Treasuries Securities that they intend to hold, and/or from the fee waivers provided by the Sponsor.    The Funds’ liquidity needs include: redeeming their shares, providing margin deposits for existing Futures Contracts or the purchase of additional Futures Contracts, posting collateral for over-the-counter Commodity Interests, and paying expenses.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of December 31, 2015. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

Quantitative Risk Analysis

CORN:

	December 31, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAY16	1,172	$ 3.645	$ 21,359,700	$ 19,223,730	$ 18,155,745	$ 17,087,760	$ 23,495,670	$ 24,563,655	$ 25,631,640
CBOT Corn Futures JUL16	988	$ 3.705	$ 18,302,700	$ 16,472,430	$ 15,557,295	$ 14,642,160	$ 20,132,970	$ 21,048,105	$ 21,963,240
CBOT Corn Futures DEC16	1,117	$ 3.83	$ 21,390,550	$ 19,251,495	$ 18,181,968	$ 17,112,440	$ 23,529,605	$ 24,599,133	$ 25,668,660
Total CBOT Corn Futures			$ 61,052,950	$ 54,947,655	$ 51,895,008	$ 48,842,360	$ 67,158,245	$ 70,210,893	$ 73,263,540

Shares outstanding			2,875,004	2,875,004	2,875,004	2,875,004	2,875,004	2,875,004	2,875,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$ 21.24	$ 19.11	$ 18.05	$ 16.99	$ 23.36	$ 24.42	$ 25.48
Total Net Asset Value per Share as reported			$ 21.24
Change in the Net Asset Value per Share				$ -2.12	$ -3.19	$ -4.25	$ 2.12	$ 3.19	$ 4.25

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	December 31, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures MAR16	52	$ 8.6425	$ 2,247,050	$ 2,022,345	$ 1,909,993	$ 1,797,640	$ 2,471,755	$ 2,584,108	$ 2,696,460
CBOT Soybean Futures MAY16	45	$ 8.6950	$ 1,956,375	$ 1,760,738	$ 1,662,919	$ 1,565,100	$ 2,152,013	$ 2,249,831	$ 2,347,650
CBOT Soybean Futures NOV16	52	$ 8.8275	$ 2,295,150	$ 2,065,635	$ 1,950,878	$ 1,836,120	$ 2,524,665	$ 2,639,423	$ 2,754,180
Total CBOT Soybean Futures			$ 6,498,575	$ 5,848,718	$ 5,523,789	$ 5,198,860	$ 7,148,433	$ 7,473,361	$ 7,798,290

Shares outstanding			375,004	375,004	375,004	375,004	375,004	375,004	375,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$ 17.33	$ 15.60	$ 14.73	$ 13.86	$ 19.06	$ 19.93	$ 20.80
Total Net Asset Value per Share as reported			$ 17.34
Change in the Net Asset Value per Share				$ -1.73	$ -2.60	$ -3.47	$ 1.73	$ 2.60	$ 3.47

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

CANE:

	December 31, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY16	115	$ 0.1492	$ 1,921,696	$ 1,729,526	$ 1,633,442	$ 1,537,357	$ 2,113,866	$ 2,209,950	$ 2,306,035
ICE #11 Sugar Futures JUL16	101	$ 0.1464	$ 1,656,077	$ 1,490,469	$ 1,407,665	$ 1,324,862	$ 1,821,685	$ 1,904,489	$ 1,987,292
ICE #11 Sugar Futures MAR17	114	$ 0.1510	$ 1,927,968	$ 1,735,171	$ 1,638,773	$ 1,542,374	$ 2,120,765	$ 2,217,163	$ 2,313,562
Total ICE #11 Sugar Futures			$ 5,505,741	$ 4,955,167	$ 4,679,880	$ 4,404,593	$ 6,056,315	$ 6,331,602	$ 6,606,889

Shares outstanding			550,004	550,004	550,004	550,004	550,004	550,004	550,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$ 10.01	$ 9.01	$ 8.51	$ 8.01	$ 11.01	$ 11.51	$ 12.01
Total Net Asset Value per Share as reported			$ 10.02
Change in the Net Asset Value per Share				$ -1.00	$ -1.50	$ -2.00	$ 1.00	$ 1.50	$ 2.00

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

WEAT:

	December 31, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2015	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAY16	390	$ 4.7650	$ 9,291,750	$ 8,362,575	$ 7,897,988	$ 7,433,400	$ 10,220,925	$ 10,685,513	$ 11,150,100
CBOT Wheat Futures JUL16	330	$ 4.8325	$ 7,973,625	$ 7,176,263	$ 6,777,581	$ 6,378,900	$ 8,770,988	$ 9,169,669	$ 9,568,350
CBOT Wheat Futures DEC16	366	$ 5.0750	$ 9,287,250	$ 8,358,525	$ 7,894,163	$ 7,429,800	$ 10,215,975	$ 10,680,338	$ 11,144,700
Total CBOT Wheat Futures			$ 26,552,625	$ 23,897,363	$ 22,569,731	$ 21,242,100	$ 29,207,888	$ 30,535,519	$ 31,863,150

Shares outstanding			2,900,004	2,900,004	2,900,004	2,900,004	2,900,004	2,900,004	2,900,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$ 9.16	$ 8.24	$ 7.78	$ 7.32	$ 10.07	$ 10.53	$ 10.99
Total Net Asset Value per Share as reported			$ 9.15
Change in the Net Asset Value per Share				$ -0.92	$ -1.37	$ -1.83	$ 0.92	$ 1.37	$ 1.83

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

TAGS:

	December 31, 2015 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2015	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	15,358	$ 21.2369	$ 326,157	$ 293,541	$ 277,233	$ 260,926	$ 358,773	$ 375,081	$ 391,388
Teucrium Soybean Fund	19,131	$ 17.3399	$ 331,730	$ 298,557	$ 281,971	$ 265,384	$ 364,903	$ 381,490	$ 398,076
Teucrium Sugar Fund	34,474	$ 10.0157	$ 345,281	$ 310,753	$ 293,489	$ 276,225	$ 379,809	$ 397,073	$ 414,337
Teucrium Wheat Fund	35,137	$ 9.1480	$ 321,433	$ 289,290	$ 273,218	$ 257,146	$ 353,576	$ 369,648	$ 385,720
Total value of shares of the Underlying Funds			$ 1,324,601	$ 1,192,141	$ 1,125,911	$ 1,059,681	$ 1,457,061	$ 1,523,291	$ 1,589,521

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$ 26.49	$ 23.84	$ 22.52	$ 21.19	$ 29.14	$ 30.46	$ 31.79
Total Net Asset Value per Share as reported			$ 26.59
Change in the Net Asset Value per Share				$ -2.65	$ -3.97	$ -5.30	$ 2.65	$ 3.97	$ 5.30

Percent Change in the Net Asset Value per Share				-9.96%	-14.94%	-19.93%	9.96%	14.94%	19.93%
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

For the periods ended December 31, 2015, the only counterparty risk to which the Funds were subject was that in association with EFRPs as described above.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements for a list of the financial statements being filed herein.

The Sponsor, on behalf of the Teucrium Commodity Trust, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2015.  In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, the Trust believes that, as of December 31, 2015, the internal control over financial reporting is effective.

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

There were no disagreements with Grant Thornton on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures for the year-ended December 31, 2015.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Trust and each Fund maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms for the Trust, as well as separately for each Fund that is a series of the Trust.

Management of the Sponsor of the Funds (“Management”), including Dale Riker, its Principal Executive Officer and Barbara Riker, its Principal Financial Officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the design and operation of the Trust’s and each Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and, based upon that evaluation, concluded that the Trust’s and each Fund’s disclosure controls and procedures were effective to ensure that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.  The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers the Trust, as well as separately for each Fund that is a series of the Trust.

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

Management, including Dale Riker, Principal Executive Officer of the Sponsor, and Barbara Riker, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2015.  In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, Management believes that, as of December 31, 2015, the internal control over financial reporting is effective for the Trust and each Fund thereof.  Grant Thornton, the public accounting firm that audited the financial statement included herein for the year-ended 2015, has issued an attestation report on the Trust and each Fund’s internal control over financial reporting for that period.

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

Building A

Brattleboro, Vermont 05301

Phone: (802) 257-1617

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% a Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Fund’s Shares and a Statement of Changes in Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of a Fund and, unless all reportable transactions were previously reported on Form 3 or Form 4, an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 within 45 days after the Trust’s fiscal year-end.  For the year ended December 31, 2015, based solely on a review of the Section 16(a) reports furnished to the Trust and written representation by the Trust’s Section 16(a) reporting persons, to the best knowledge of the Sponsor, all such filings have been made within these prescribed timeframes.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor.  The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust.  The Trust does not set the amount or form of any portion of, the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust, except for TAGS, is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets. The Sponsor has the right to elect to waive the management fee for any Fund; that election may be changed by the Sponsor.  For 2015, the Funds recognized $1,143,253 in management fees to the Sponsor. In addition to the management fee, each Fund reimburses the Sponsor for expenses related to the operation of the Fund.

Item 12. Security Ownership of Certain Beneficial Owners and Management

a.

Security Ownership of Certain Beneficial Owners. The following table sets forth shares as of December 31, 2015, information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust*:

Series of the Trust	Name	Address	Amount and Nature of	Percent of Class
			Beneficial Ownership
CANE	Counsel Global Trend Strategy	Mississauga, Ontario Canada	205,021 common units	37.3%
CANE	Teucrium Agricultural Fund	Brattleboro, VT 05301	35,474 common units	6.4%
CANE	Guotai Junan Securities	Hong Kong, China	30,000 common units	5.5%
SOYB	Cathay Securities Corporation	Taipei, Taiwan	21,500 common units	5.7%
SOYB	Teucrium Agricultural Fund	Brattleboro, VT 05301	19,131 common units	5.1%
WEAT	Nordea Bank SA	Luxembourg, Luxembourg	202,500 common units	7.0%
WEAT	Cathay Life Ins Co, LTD	Taipei, Taiwan	150,000 common units	5.2%
TAGS	Susquehanna Capital Group	Bala Cynwyd, PA 19004	2,999 common units	6.0%
TAGS	Knight Capital Americas LP	Jersey City, NJ 07310	2,866 common units	5.7%
TAGS	Hunting Hill Equity Arbitrage	New York, NY 10170	10,146 common units	20.3%

*The information reported is based upon information received in conjunction with the preparation of Form K-1’s for the Funds on or about February 15, 2015.

b. Security Ownership of Management (as of December 31, 2015)*.

The following table sets forth information regarding the beneficial ownership of shares by the executive officers of the Sponsor.  Except as listed, no other executive officer is a beneficial owner of shares of any series of the Trust.

Series of the Trust	Name and Position	Number Common Units	Nature of Beneficial Ownership

CORN	Sal Gilbertie, President	401	Direct
SOYB	Sal Gilbertie, President	100	Direct
TAGS	Sal Gilbertie, President	1,100	Direct
CANE	Sal Gilbertie, President	500	Direct
WEAT	Sal Gilbertie, President	200	Direct
TAGS	Dale Riker, Chief Executive Officer	200	Indirect

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

Item 14. Principal Accountant Fees and Services

Fees paid by the Trust for services performed by Rothstein Kass, KPMG and Grant Thornton, as applicable, for the years ended December 31, 2015 and December 31, 2014 were:

	Years Ended
	December 31, 2015	December 31, 2014
Audit fees - Rothstein Kass	$6,500	$28,000
Audit fees – KPMG	$-	$41,200
Audit fees – Grant Thornton	$370,275	$157,500
Total	$376,775	$226,700

PART IV

Item 15. Exhibits and Financial Statements Schedules

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument Establishing the Fund. (3)

10.1	Form of Authorized Purchaser Agreement. (8)

10.2	Distribution Services Agreement. (4)

10.3	Amended and Restated Distribution Services Agreement. (5)

10.4	Amendment to Amended and Restated Distribution Services Agreement. (6)
10.5	Second Amendment to Amended and Restated Distribution Services Agreement (7)

10.6	Third Amendment to Amended and Restated Distribution Services Agreement (9)
10.7	Fourth Amendment to Amended and Restated Distribution Services Agreement (10)
10.8	Custody Agreement. (11)

10.9	Fund Accounting Servicing Agreement (11)

10.10	Transfer Agent Servicing Agreement (11)
10.11	Fund Administration Servicing Agreement (11)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (11)
31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (11)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

101.INS	XBRL Instance Document (10)

101.SCH	XBRL Taxonomy Extension Schema (10)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (10)

101.DEF	XBRL Taxonomy Definition Linkbase (10)

101.LAB	XBRL Taxonomy Extension Label Linkbase (10)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (10)

(1) Previously filed as like-numbered exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(2) Previously filed as like-numbered exhibit to Registration Statement No. 333-162033, filed on September 21, 2009 and incorporated by reference herein.

(3) Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-167590, filed on March 9, 2011 and incorporated by reference herein.

(4) Previously filed as Exhibit 10.2 to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(5) Previously filed as Exhibit 10.2(1) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated herein by reference.

(6) Previously filed as Exhibit 10.2(2) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated by reference herein.

(7) Previously filed as Exhibit 10.2(3) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated by reference herein.

(8) Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-173691, filed on December 5, 2011.

(9) Previously filed as Exhibit 10.5 to Pre-Effective Amendment No.1 to Registration Statement No. 333-187463, filed on April 26, 2013.

(10) Previously filed as Exhibit to 10.9 to Registration Statement No. 333-201953, filed on February 9, 2015 and incorporated by reference herein.
(11) Filed herewith.
(12) In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Dale Riker
Name:	Dale Riker
Title:	Chief Executive Officer

By:	/s/ Barbara Riker
Name:	Barbara Riker
Chief Financial Officer

Date: March 15, 2016

TEUCRIUM COMMODITY TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015

71

Report of Independent Registered Public Accounting Firm

To the Executive Committee of the Sponsor of

Teucrium Commodity Trust

We have audited the accompanying combined statements of assets and liabilities of Teucrium Commodity Trust, (a Delaware statutory trust), (the “Trust”), including the combined schedules of investments, as of December 31, 2015 and 2014, and the related combined statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Commodity Trust as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Executive Committee of the Sponsor of

Teucrium Commodity Trust

We have audited the internal control over financial reporting of Teucrium Commodity Trust (a Delaware statutory trust) (the “Trust”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and directors of the trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined financial statements of the Trust as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Commodity Trust

We have audited the accompanying statements of operations, changes in net assets and cash flows of the Teucrium Commodity Trust (the “Trust”) for the year ended December 31, 2013.  These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of the Teucrium Commodity Trust referred to above present fairly, in all material respects, the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2015	December 31, 2014

Assets
Cash and cash equivalents	$92,561,610	$142,423,637
Interest receivable	776	9,995
Restricted cash	307,683	-
Other assets	723,450	592,812
Equity in trading accounts:
Commodity futures contracts	380,231	4,381,263
Due from broker	11,790,423	2,966,006
Total equity in trading accounts	12,170,654	7,347,269
Total assets	$105,764,173	$150,373,713

Liabilities
Management fee payable to Sponsor	82,863	131,827
Other liabilities	8,147	138,906
Payable for shares redeemed	-	1,996,185
Equity in trading accounts:
Commodity futures contracts	6,071,676	2,694,018
Due to broker	-	60,805
Total equity in trading accounts	6,071,676	2,754,823
Total liabilities	6,162,686	5,021,741

Net Assets	$99,601,487	$145,351,972

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2015

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $2,539,642)	$2,539,642	2.55%	2,539,642

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAY16 (45 contracts)	$16,175	0.02%	$1,956,375

United States sugar futures contracts
ICE sugar futures MAY16 (115 contracts)	151,973	0.15	1,921,696
ICE sugar futures JUL16 (101 contracts)	199,517	0.20	1,656,077
ICE sugar futures MAR17 (114 contracts)	12,566	0.01	1,927,968
Total commodity futures contracts	$380,231	0.38%	$7,462,116

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY16 (1,172 contracts)	$1,910,013	1.92%	$21,359,700
CBOT corn futures JUL16 (988 contracts)	925,750	0.93	18,302,700
CBOT corn futures DEC16 (1,117 contracts)	1,072,787	1.08	21,390,550

United States soybean futures contracts
CBOT soybean futures MAR16 (52 contracts)	30,075	0.03	2,247,050
CBOT soybean futures NOV16 (52 contracts)	208,587	0.21	2,295,150

United States wheat futures contracts
CBOT wheat futures MAY16 (390 contracts)	379,713	0.38	9,291,750
CBOT wheat futures JUL16 (330 contracts)	331,313	0.33	7,973,625
CBOT wheat futures DEC16 (366 contracts)	1,213,438	1.22	9,287,250
Total commodity futures contracts	$6,071,676	6.10%	$92,147,775

Exchange-traded funds*			Shares
Teucrium Corn Fund	$326,157	0.33%	15,358
Teucrium Soybean Fund	331,730	0.33	19,131
Teucrium Sugar Fund	345,281	0.35	34,474
Teucrium Wheat Fund	321,433	0.32	35,137
Total exchange-traded funds (cost $2,126,379)	$1,324,601	1.33%

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

			Notional Amount
			(LongExposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY15 (1,868 contracts)	$3,492,987	2.40%	$37,897,050
CBOT corn futures JUL15 (1,579 contracts)	158,650	0.11	32,566,875

United States wheat futures contracts
CBOT wheat futures MAY15 (262 contracts)	687,450	0.47	7,787,950
CBOT wheat futures JUL15 (223 contracts)	42,176	0.03	6,662,125
Total commodity futures contracts	$4,381,263	3.01%	$84,914,000

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(LongExposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC15 (1,808 contracts)	$1,899,925	1.31%	$38,058,400

United States soybean futures contracts
CBOT soybean futures MAR14 (82 contracts)	7,612	0.01	4,196,350
CBOT soybean futures MAY14 (69 contracts)	126,663	0.09	3,555,225
CBOT Soybean futures NOV14 (83 contracts)	142,738	0.10	4,172,825

United States sugar futures contracts
ICE sugar futures MAY15 (55 contracts)	241,953	0.17	919,072
ICE sugar futures JUL15 (47 contracts)	98,930	0.07	802,760
ICE sugar futures MAR16 (51 contracts)	163,072	0.11	937,910

United States wheat futures contracts
CBOT wheat futures DEC15 (254 contracts)	13,125	0.01	7,807,325
Total commodity futures contracts	$2,694,018	1.87%	$60,449,867

Exchange-traded funds*			Shares
Teucrium Corn Fund	$413,423	0.28%	15,533
Teucrium Soybean Fund	418,586	0.29	20,131
Teucrium Sugar Fund	414,243	0.28	35,024
Teucrium Wheat Fund	394,850	0.27	31,037
Total exchange-traded funds (cost $2,392,877)	$1,641,102	1.12%

*
The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(15,729,142)	$(14,566,828)	$(12,841,479)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(7,378,689)	7,476,470	(2,847,023)
Realized gain on securities	-	-	70
Interest income	221,809	48,353	30,327
Total loss	(22,886,022)	(7,042,005)	(15,658,105)

Expenses
Management fees	1,143,253	1,287,226	639,518
Professional fees	1,197,938	1,044,808	1,254,191
Distribution and marketing fees	1,763,168	1,656,797	1,684,395
Custodian fees and expenses	779,473	158,963	147,860
Business permits and licenses fees	88,529	161,525	159,284
General and administrative expenses	311,620	250,198	294,438
Brokerage commissions	71,854	171,561	49,490
Other expenses	60,809	83,821	83,730
Total expenses	5,416,644	4,814,899	4,312,906

Expenses waived by the Sponsor	(980,683)	(640,328)	(880,639)
Reimbursement of expenses previously waived	-	379,753	509,033

Total expenses, net	4,435,961	4,554,324	3,941,300

Net loss	$(27,321,983)	$(11,596,329)	$(19,599,405)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Operations
Net loss	$(27,321,983)	$(11,596,329)	$(19,599,405)
Capital transactions
Issuance of Shares	32,803,944	194,483,531	69,527,075
Redemption of Shares	(51,232,764)	(102,411,535)	(41,970,174)
Net change in the cost of the Underlying Funds	318	9,395	11,718
Total capital transactions	(18,428,502)	92,081,391	27,568,619

Net change in net assets	(45,750,485)	80,485,062	7,969,214

Net assets, beginning of period	145,351,972	64,866,910	56,897,696

Net assets, end of period	$99,601,487	$145,351,972	$64,866,910

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(27,321,983)	$(11,596,329)	$(19,599,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	7,378,689	(7,476,470)	2,847,023
Changes in operating assets and liabilities:
Due from broker	(8,824,417)	8,802,314	(4,764,057)
Interest receivable	9,219	(5,895)	(1,504)
Restricted cash	(307,683)	-	-
Other assets	(130,874)	(210,031)	(17,706)
Due to broker	(60,805)	(36,797)	97,602
Management fee payable to Sponsor	(48,962)	78,727	2,468
Other liabilities	(130,524)	83,297	(1,086)
Net cash used in operating activities	(29,437,340)	(10,361,184)	(21,436,665)

Cash flows from financing activities:
Proceeds from sale of Shares	32,803,944	194,483,531	69,527,075
Redemption of Shares	(53,228,949)	(100,415,350)	(41,970,174)
Net change in cost of the Underlying Funds	318	9,395	11,718
Net cash (used in) provided by financing activities	(20,424,687)	94,077,576	27,568,619

Net change in cash and cash equivalents	(49,862,027)	83,716,392	6,131,954
Cash and cash equivalents, beginning of period	142,423,637	58,707,245	52,575,291
Cash and cash equivalents, end of period	$92,561,610	$142,423,637	$58,707,245

 The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

On February 10, 2012, the initial Form S-1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012. On April 30, 2015, a subsequent registration statement for TAGS was declared effective by the SEC.

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

Subject to the terms of the Trust Agreement,  Teucrium Trading, LLC in its capacity as the Sponsor ("Sponsor") may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

Note 2 – Liquidation of Funds

On December 18, 2014 the Teucrium WTI Crude Oil Fund ("CRUD") and the Natural Gas Fund ("NAGS"), both series of the Trust ceased trading on the NYSE Arca and the Sponsor liquidated all commodity futures contracts held by these Funds. All positions were sold through an exchange to unrelated parties.  On December 22, 2014 the Bank of New York Mellon who served as the Fund's Administrator and Custodian, proceeded to distribute cash to all shareholders in an amount equal to each shareholder’s pro rata interest in the respective fund. On December 30, 2014, the Sponsor completed the liquidation of all of the assets of NAGS and CRUD. During 2014, CRUD had $728,663 in subscriptions and $2,008,553 in redemptions, including the shares redeemed as part of the liquidation. During 2014, NAGS had $576,142 in subscriptions and $2,311,504 in redemptions, including the shares redeemed as part of the liquidation. There were zero assets and liabilities as of December 31, 2014. The Form 15 was filed with the SEC on January 9, 2015.

The following summarized financial information presents the results of operations for NAGS and other data for all periods presented, which have been included in continuing operations for all years presented.

	Year ended	Year ended
	December 31, 2014	December 31, 2013
Total (Loss) Income	$(16,003)	$60,077
Total Expenses	$131,501	$132,357
Total Expenses, net	$21,890	$51,387
Net (Loss) Income	$(37,893)	$8,690

The following summarized financial information presents the results of operations for CRUD and other data for all periods presented, which have been included in continuing operations for all years presented.

	Year ended	Year ended
	December 31, 2014	December 31, 2013
Total (Loss) Income	$(734,326)	$85,793
Total Expenses	$166,176	$106,875
Total Expenses, net	$34,852	$30,412
Net (Loss) Income	$(769,178)	$55,381

Note 3 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”) is 777 East Wisconsin Avenue, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS and U.S. Bank.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the year ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and USBFS. The Funds recognized $779,473 in 2015, $158,963 in 2014 and $147,860 in 2013 for these services, which was recorded in custodian fees and expenses on the combined statement of operations; of these expenses $538,688 in 2015, $13,924 in 2014 and $0 in 2013 was waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Funds recognized $149,080 in 2015, $154,761 in 2014 and $159,184 in 2013 for these services, which was recorded in distribution and marketing fees on the combined statement of operations; of these expenses $10,251 in 2015, $10,311 in 2014 and $9,526 in 2013 was waived by the Sponsor.

In 2013 and 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0. Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015 all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies, SG and Newedge was paid $8.00 per round turn, and WTI Crude Oil and Natural Gas Futures Contracts Newedge was paid $6.00 per round turn. The Funds recognized $71,854 in 2015, $171,561 in 2014 and $49,490 in 2013 for these services, which was recorded in brokerage commissions on the combined statement of operations; of these expenses $30,000 in 2015, $0 in 2014 and $0 in 2013 was waived by the Sponsor.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Funds recognized $3,300 for these services in 2015, 2014 and 2013, which was recorded in business permits and licenses fees on the combined statement of operations; of this expense $557 in 2015, $81 in 2014 and $66 in 2013 was waived by the Sponsor.

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on a combined basis in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, CANE, SOYB, WEAT and TAGS. Refer to the accompanying separate financial statements for each Fund for more detailed information. For the periods represented by the financial statements herein the operations of the Trust contain the results of CORN, NAGS, CRUD, SOYB, CANE, WEAT, and TAGS except for eliminations for TAGS as explained below for the months during which each Fund was in operation. The financial statements of the Trust for the year ended December 31, 2014, include the operation of NAGS and CRUD through the termination of operations on December 21, 2014. CRUD and NAGS were in operation for the full year ended December 31, 2013, the results are presented in the Trust financial statements.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2015, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2015, 2014, 2013 and 2012. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2015, 2014 and 2013.

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

CORN: 50,000 shares representing 2 baskets
SOYB: 50,000 shares representing 2 baskets
CANE: 50,000 shares representing 2 baskets
WEAT: 50,000 shares representing 2 baskets
TAGS: 50,000 shares representing 2 baskets (at minimum level as of December 31, 2015, 2014 and 2013)

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Each Fund that is a series of the Trust has the balance of its assets on deposit with banks. The Trust had a balance of $2,539,641 and $142,419,068 in money market funds at December 31, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand-deposit savings accounts, which is classified as cash and not as cash equivalents. The Funds had a balance of $90,021,968 in demand-deposit savings accounts on December 31, 2015. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

Restricted Cash

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  Per the amended agreement between the Sponsor and The Bank of New York Mellon dated August 14, 2015, certain cash amounts for each Fund, except in the case of TAGS, are to remain at The Bank of New York Mellon until amounts for services and early termination fees are paid.  The amended agreement allows for payments for such amounts owed to be made through December 31, 2017. Cash balances that are held in custody at The Bank of New York Mellon under this amended agreement are reflected on the combined statements of assets and liabilities of the Fund and the Trust as restricted cash.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Fund's sponsor is Teucrium Trading, LLC (the "Sponsor") is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the years ended December 31, 2015, 2014 and 2013; such expenses, which are primarily included as distribution and marketing fees, totaled $1,601,237 in 2015, $1,365,214 in 2014 and $1,146,603 in 2013; of these amounts, $138,262 in 2015, $113,224 in 2014 and $94,684 in 2013 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the year ended December 31, 2015 there were $980,683 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $96,068 for CORN, $304,609 for SOYB, $256,227 for CANE, $130,716 for WEAT, and $193,063 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

For the year ended December 31, 2013 there were $880,639 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $426,248 for CORN, $80,970 for NAGS, $76,461 for CRUD, $68,857 for SOYB, $97,147 for CANE, $69,416 for WEAT, and $61,539 for TAGS.

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

On December 31, 2015 and 2014, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the quarter ended June 30, 2015, Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2016 (the "DEC16 Wheat Contracts") did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 asset, The DEC16 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2015. The value of the contracts were $1,178,088, the balance transferred back to a Level 1 asset for the quarter ended September 30, 2015 as shown in Note 5.

The Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2015 (the “DEC15 Wheat Contracts”) did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended June 30, 2014. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of June 30, 2014. The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2014. In addition, for portions of the three months ended September 30, 2014, the DEC15 Wheat Contracts did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of September 30, 2014. The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on September 30, 2014. The value of the contracts were $2,437,725, the balance transferred back to a Level 1 liability for the quarter ended December 31, 2014 as shown in Note 5.

For the quarter ended March 31, 2014, Soybean Futures Contracts traded on the CBOT which will settle on November 13, 2015 (the “NOV15 Soybean Contracts”) did not, in the opinion of the Trust and SOYB, trade in an actively traded futures market as defined in the policy of the Trust and SOYB for the entire period during which they were held. Accordingly, the Trust and SOYB have classified these as a Level 2 liability for the period ended March 31, 2014. The NOV15 Soybean Contracts were, in the opinion of the Trust and SOYB, fairly valued at settlement on March 31, 2014. These transferred back to a Level 1 liability for the quarter ended June 30, 2014. The value of the contracts were $12,075, the balance transferred back to a Level 1 liability for the quarter ended June 30, 2014 as shown in Note 5.

For the quarter ended June 30, 2014, Sugar Futures Contracts traded on ICE due to settle on February 29, 2016 (the "MAR16 Sugar Contracts") did not, in the opinion of the Trust and CANE, trade in an actively traded futures market as defined in the policy of the Trust and CANE for the entire period during which they were held. Accordingly, the Trust and CANE classified these as a Level 2 asset. The MAR16 Sugar Contracts were, in the opinion of the Trust and CANE, fairly valued at settlement on June 30, 2014. These transferred back to a Level 1 asset for the quarter ended September 30, 2014. The value of the contracts were $17,405, the balance transferred back to a Level 1 asset for the quarter ended September 30, 2014 as shown in Note 5.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The company is currently evaluating the impact on the financial statements and disclosures of the Trust and the Funds.

The FASB issued ASU 2015-10, “Technical Corrections and Improvements.” The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for fiscal years beginning after December 15, 2015. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments are required to be applied retrospectively to all periods presented The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-06, “Earnings per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” The amendments specify how earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated to the various interest holders in a master limited partnership for purposes of calculating earning per unit under the two-class method. The amendments to this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments are required to be applied retrospectively for all periods presented. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments to this update are effective for periods beginning after December 15, 2015. These amendments are required to be applied retrospectively for all periods presented. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds, even with the liquidation of CRUD and NAGS in December 2014.

Note 5 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of December 31, 2015 and December 31, 2014:

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$2,539,641	$-	$-	$2,539,641
Commodity futures contracts
Soybean futures contracts	16,175	-	-	16,175
Sugar futures contracts	364,056	-	-	364,056
Total	$2,919,872	$-	$-	$2,919,872

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Commodity futures contracts
Corn futures contracts	$3,908,550	$-	$-	$3,908,550
Soybean futures contracts	238,662	-	-	238,662
Wheat futures contracts	1,924,464	-	-	1,924,464
Total	$6,071,676	$-	$-	$6,071,676

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$142,419,068	$-	$-	$142,419,068
Commodity futures contracts
Corn futures contracts	3,651,637	-	-	3,651,637
Wheat futures contracts	729,626	-	-	729,626
Total	$146,800,331	$-	$-	$146,800,331

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Commodity futures contracts
Corn futures contracts	$1,899,925	$-	$-	$1,899,925
Soybean futures contracts	277,013	-	-	277,013
Sugar futures contracts	503,955	-	-	503,955
Wheat futures contracts	13,125	-	-	13,125
Total	$2,694,018	$-	$-	$2,694,018

Transfers into and out of each level of the fair value hierarchy for the DEC16 Wheat Contracts, for the period from January 1, 2015 through December 31, 2015 were as follows:

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

Transfers into and out of each level of the fair value hierarchy for the MAR16 Sugar Contracts, the NOV15 Soybean Contracts and the DEC15 Wheat Contracts, for the period from January 1, 2014 through December 31, 2014 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Sugar future contracts	$17,405	$17,405	$17,405	$17,405	$-	$-

Liabilities (at fair value)
Derivative contracts
Soybean future contracts	12,075	12,075	12,075	12,075	-	-
Wheat future contracts	2,437,725	2,437,725	2,437,725	2,437,725	-	-
Total	$2,449,800	$2,449,800	$2,449,800	$2,449,800	$-	$-

See the Fair Value - Definition and Hierarchy section in Note 4 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 6 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2015 and 2014, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2015 and Newedge USA for the year ended December 31, 2014.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Assets	Liabilities	Liabilities	Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$16,175	$-	$16,175	$16,175	$-	$-
Sugar futures contracts	364,056	-	364,056	-	-	364,056

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$3,908,550	$-	$3,908,550	$-	$3,908,550	$-
Soybean futures contracts	238,662	-	238,662	16,175	222,487	-
Wheat futures contracts	1,924,464	-	1,924,464	-	1,924,464	-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Assets	Liabilities	Liabilities	Offset	to Broker	Net Amount
Commodity price
Corn futures contracts	$3,651,637	$-	$3,651,637	$1,899,925	$-	$1,751,712
Wheat futures contracts	729,626	-	729,626	13,125	60,805	655,696

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$1,899,925	$-	$1,899,925	$1,899,925	$-	$-
Soybean futures contracts	277,013	-	277,013	-	277,013	-
Sugar futures contracts	503,955	-	503,955	-	503,955	-
Wheat futures contracts	13,125	-	13,125	13,125	-	-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Trust:

Year ended December 31, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contacts
Commodity price
Corn futures contracts	$(8,533,650)	$(5,660,263)
Soybean futures contracts	(1,355,738)	54,526
Sugar futures contracts	(1,279,891)	868,011
Wheat futures contracts	(4,559,863)	(2,640,963)
Total commodity futures contracts	$(15,729,142)	$(7,378,689)

Year ended December 31, 2014

		Net Change in Unrealized
	Realized (Loss) Gain on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contacts
Commodity price
Corn futures contracts	$(11,085,713)	$6,636,500
Natural gas futures contracts	67,650	(84,050)
WTI crude oil futures contracts	(652,430)	(82,450)
Soybean futures contracts	(278,763)	(88,150)
Sugar futures contracts	(131,410)	(320,555)
Wheat futures contracts	(2,486,162)	1,415,175
Total commodity futures contracts	$(14,566,828)	$7,476,470

Year ended December 31, 2013

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contacts
Commodity price
Corn futures contracts	$(10,581,838)	$(2,671,013)
Natural gas futures contracts	(250,149)	308,419
WTI crude oil futures contracts	(10,798)	95,668
Soybean futures contracts	(43,450)	32,512
Sugar futures contracts	(400,994)	(105,022)
Wheat futures contracts	(1,554,250)	(507,587)
Total commodity futures contracts	$(12,841,479)	$(2,847,023)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $108.8 million in 2015, $142.9 million in 2014 and $65.7 million in 2013.

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

Note 8 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

December 31, 2015

	Outstanding Shares	Net Assets
Teucrium Corn Fund	2,875,004	$61,056,223
Teucrium Soybean Fund	375,004	6,502,552
Teucrium Sugar Fund	550,004	5,508,663
Teucrium Wheat Fund	2,900,004	26,529,260
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,329,390
Less: Investment in the Underlying Funds		(1,324,601)
Net for the Fund in the combined net assets of the Trust		4,789
Total		$99,601,487

December 31, 2014

	Outstanding Shares	Net Assets
Teucrium Corn Fund	4,075,004	$108,459,507
Teucrium Soybean Fund	575,004	11,956,149
Teucrium Sugar Fund	225,004	2,661,212
Teucrium Wheat Fund	1,750,004	22,263,457
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,652,749
Less: Investment in the Underlying Funds		(1,641,102)
Net for the Fund in the combined net assets of the Trust		11,647
Total		$145,351,972

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2015 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN:

Effective January 1, 2016, ED&F Man, the FCM for the Fund, increased the per round-term charge for futures contracts commission to $9.00 from the previous $8.00 reported herein.

SOYB:

Effective January 1, 2016, ED&F Man, the FCM for the Fund, increased the per round-term charge for futures contracts commission to $9.00 from the previous $8.00 reported herein.

The total net asset value of the Fund increased by 50.2% to $9,765,635.  This was driven by a 46.7% increase in shares outstanding and a 2.4% increase in the net asset value per share.

CANE:

Effective January 1, 2016, ED&F Man, the FCM for the Fund, increased the per round-term charge for futures contracts commission to $9.00 from the previous $8.00 reported herein.

The total net asset value of the Fund decreased by 30.0% to $3,856,587.  This was driven by a 31.2% decrease in shares outstanding which was partially offset by a 2.6% increase in the net asset value per share.

On February 18, 2016, $3,389 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank.  The balance for Restricted Cash is $139,068 as of this filing.

WEAT:

Effective January 1, 2016, ED&F Man, the FCM for the Fund, increased the per round-term charge for futures contracts commission to $9.00 from the previous $8.00 reported herein.

On February 18, 2016, the remaining cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank.  The balance for Restricted Cash is $0 as of this filing.

TAGS:

Effective January 1, 2016, ED&F Man, the FCM for the Underlying Funds, increased the per round-term charge for futures contracts commission to $9.00 from the previous $8.00 reported herein.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Corn Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Corn Fund, (the “Fund”), including the schedules of investments, as of December 31, 2015 and 2014, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Corn Fund as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Corn Fund

We have audited the internal control over financial reporting of Teucrium Corn Fund (the “Fund”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

A fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A fund’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the fund are being made only in accordance with authorizations of management and directors of the fund; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Fund as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Corn Fund

We have audited the accompanying statements of operations, changes in net assets and cash flows of the Teucrium Corn Fund (the “Fund”) for the year ended December 31, 2013.  These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of the Teucrium Corn Fund referred to above present fairly, in all material respects, the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2015	December 31, 2014

Assets
Cash and cash equivalents	$57,110,089	$106,858,496
Interest receivable	379	7,329
Other assets	505,352	437,996
Equity in trading accounts:
Commodity futures contracts	-	3,651,637
Due from broker	7,405,938	1,613,775
Total equity in trading accounts	7,405,938	5,265,412
Total assets	65,021,758	112,569,233

Liabilities
Management fee payable to Sponsor	53,729	98,798
Other liabilities	3,256	114,818
Payable for shares redeemed	-	1,996,185
Equity in trading accounts:
Commodity futures contracts	3,908,550	1,899,925
Total liabilities	3,965,535	4,109,726

Net assets	$61,056,223	$108,459,507

Shares outstanding	2,875,004	4,075,004

Net asset value per share	$21.24	$26.62

Market value per share	$21.22	$26.64

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2015

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $899,313)	$899,313	1.47%	899,313

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY16 (1,172 contracts)	$1,910,013	3.13%	$21,359,700
CBOT corn futures JUL16 (988 contracts)	925,750	1.52	18,302,700
CBOT corn futures DEC16 (1,117 contracts)	1,072,787	1.76	21,390,550
Total commodity futures contracts	$3,908,550	6.41%	$61,052,950

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2014

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $106,858,496)	$106,858,496	98.52%	106,858,496

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY15 (1,868 contracts)	$3,492,987	3.22%	$37,897,050
CBOT corn futures JUL15 (1,579 contracts)	158,650	0.15	32,566,875
Total commodity futures contracts	$3,651,637	3.37%	$70,463,925

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures DEC15 (1,808 contracts)	$1,899,925	1.75%	$38,058,400

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(8,533,650)	$(11,085,713)	$(10,581,838)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(5,660,263)	6,636,500	(2,671,013)
Realized gain on securities	-	-	70
Interest income	146,905	35,595	20,740
Total loss	(14,047,008)	(4,413,618)	(13,232,041)

Expenses
Management fees	779,808	986,771	432,770
Professional fees	745,650	549,545	836,643
Distribution and marketing fees	1,199,576	1,248,005	1,259,490
Custodian fees and expenses	187,264	129,195	129,196
Business permits and licenses fees	26,852	30,584	80,950
General and administrative expenses	206,490	175,207	214,425
Brokerage commissions	41,250	150,086	40,715
Other expenses	45,642	61,011	58,745
Total expenses	3,232,532	3,330,404	3,052,934

Expenses waived by the Sponsor	(96,068)	(105,270)	(426,248)
Reimbursement of expenses previously waived	-	308,312	410,405

Total expenses, net	3,136,464	3,533,446	3,037,091

Net loss	$(17,183,472)	$(7,947,064)	$(16,269,132)

Net loss per share	$(5.38)	$(4.02)	$(13.70)
Net loss per weighted average share	$(5.30)	$(2.30)	$(13.91)
Weighted average shares outstanding	3,243,223	3,460,141	1,169,662

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Operations
Net loss	$(17,183,472)	$(7,947,064)	$(16,269,132)
Capital transactions
Issuance of Shares	8,538,198	146,789,763	59,350,451
Redemption of Shares	(38,758,010)	(77,882,812)	(33,268,211)
Total capital transactions	(30,219,812)	68,906,951	26,082,240
Net change in net assets	(47,403,284)	60,959,887	9,813,108

Net assets, beginning of period	$108,459,507	$47,499,620	$37,686,512

Net assets, end of period	$61,056,223	$108,459,507	$47,499,620

Net asset value per share at beginning of period	$26.62	$30.64	$44.34

At end of period	$21.24	$26.62	$30.64

Creation of Shares	350,000	5,050,000	1,550,000
Redemption of Shares	1,550,000	2,525,000	850,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(17,183,472)	$(7,947,064)	$(16,269,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	5,660,263	(6,636,500)	2,671,013
Changes in operating assets and liabilities:
Due from broker	(5,792,163)	8,238,438	(4,745,438)
Interest receivable	6,950	(4,353)	(1,600)
Other assets	(67,356)	(223,365)	27,776
Management fee payable to Sponsor	(45,069)	56,952	5,402
Other liabilities	(111,563)	66,032	2,977
Net cash used in operating activities	(17,532,410)	(6,449,860)	(18,309,002)

Cash flows from financing activities:
Proceeds from sale of Shares	8,538,198	146,789,763	59,350,451
Redemption of Shares	(40,754,195)	(75,886,627)	(33,268,211)
Net cash (used in) provided by financing activities	(32,215,997)	70,903,136	26,082,240

Net change in cash and cash equivalents	(49,748,407)	64,453,276	7,773,238
Cash and cash equivalents, beginning of period	106,858,496	42,405,220	34,631,982
Cash and cash equivalents, end of period	$57,110,089	$106,858,496	$42,405,220

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

Subject to the terms of the Trust Agreement, Teucrium Trading, LLC, in its capacity as the Sponsor (“Sponsor”),  may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 777 East Wisconsin Avenue, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS and U.S. Bank.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the year ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and USBFS. The Fund recognized $187,264 in 2015, $129,195 in 2014 and $129,196 in 2013 for these services, which was recorded in custodian fees and expenses on the combined statement of operations; of this expense $57,714 in 2015, $0 in 2014 and $0 in 2013 was waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Fund recognized $95,978 in 2015, $118,508 in 2014 and $121,047 in 2013 for these services, which was recorded in distribution and marketing fees on the statement of operations and was paid by the Fund. None of these amounts were waived by the Sponsor.

In 2014 and 2013, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0. Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015, all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Funds clearing broker to execute and clear futures and provide other brokerage-related services.  ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn Futures Contracts Newedge, SG, Jefferies and ED&F Man were paid $8.00 per round turn. The Fund recognized $41,250 in 2015, $150,086 in 2014 and $40,715 in 2013 for these services, which was recorded in brokerage commission on the statement of operations; of this expense $18,000 in 2015, $0 in 2014 and $0 in 2013 was waived by the Sponsor.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund recognized $1,560 in 2015, $2,350 in 2014 and $2,442 in 2013 for these services, which was recorded in business permits and licenses fees on the statement of operations and paid by the Fund. None of these amounts were waived by the Sponsor.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2015, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2015, 2014 and 2013.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $899,313 and $106,858,496 in money market funds at December 31, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $56,210,776 in demand-deposit savings accounts on December 31, 2015. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

  Taking the current market value of its total assets and
  Subtracting any liabilities.

The administrator, USBFS, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the years ended December 31, 2015, 2014, and 2013; such expenses, which are primarily included as distribution and marketing fees, totaled $1,034,163 in 2015, $1,047,648 in 2014 and $839,590 in 2013; of these amounts, $20,000 in 2015, $20,312 in 2014 and $3,120 in 2013 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2015 there were $96,068 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period. For the year ended December 31, 2014 there were $105,270 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period. For the year ended December 31, 2013, there were $426,248 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor.

For the year ended December 31, 2013, there was $426,248 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2014, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $308,312 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there was $549,718 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by CORN in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2013, asset growth and other changes experienced by CORN enabled the Sponsor to claim reimbursement of $410,405 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On December 31, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2015 and 2014, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The company is currently evaluating the impact on the financial statements and disclosures of the Trust and the Funds.

The FASB issued ASU 2015-10, “Technical Corrections and Improvements.” The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for fiscal years beginning after December 15, 2015. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments are required to be applied retrospectively to all periods presented The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-06, “Earnings per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” The amendments specify how earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated to the various interest holders in a master limited partnership for purposes of calculating earning per unit under the two-class method. The amendments to this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments are required to be applied retrospectively for all periods presented. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments to this update are effective for periods beginning after December 15, 2015. These amendments are required to be applied retrospectively for all periods presented. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds, even with the liquidation of CRUD and NAGS in December 2014.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2015 and December 31, 2014:

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$899,313	$-	$-	$899,313

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Corn futures contracts	$3,908,550	$-	$-	$3,908,550

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$106,858,496	$-	$-	$106,858,496
Corn futures contracts	3,651,637	-	-	3,651,637
Total	$110,510,133	$-	$-	$110,510,133

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Corn futures contracts	$1,899,925	$-	$-	$1,899,925

For the years ended December 31, 2015 and 2014, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For years ended December 31, 2015 and 2014, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2015 and Newedge USA as of December 31, 2014.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Corn futures contracts	$3,908,550	$-	$3,908,550	$-	$3,908,550	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Corn futures contracts	$3,651,637	$-	$3,651,637	$1,899,925	$-	$1,751,712

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Corn futures contracts	$1,899,925	$-	$1,899,925	$1,899,925	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Corn futures contracts	$(8,533,650)	$(5,660,263)

Year ended December 31, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Corn futures contracts	$(11,085,713)	$6,636,500

Year ended December 31, 2013

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Corn futures contracts	$(10,581,838)	$(2,671,013)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $71.0 million in 2015, $106.4 million in 2014 and $46.5 million in 2013.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net asset value at beginning of period	$26.62	$30.64	$44.34
From investment operations:
Investment income	0.05	0.01	0.02
Net realized and unrealized loss on commodity futures contracts	(4.46)	(3.01)	(11.12)
Total net expenses	(0.97)	(1.02)	(2.60)
Net decrease in net asset value	(5.38)	(4.02)	(13.70)
Net asset value at end of period	$21.24	$26.62	$30.64
Total Return	(20.21)%	(13.12)%	(30.90)%
Ratios to Average Net Assets
Total expenses	4.15%	3.37%	7.05%
Total expense, net	4.03%	3.57%	7.01%
Net investment loss	(3.84)%	(3.54)%	(6.96)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Corn Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

	First	Second	Third	Fourth
	Quarter 2015	Quarter 2015	Quarter 2015	Quarter 2015
Total (Loss) Income	$(5,644,150)	$4,832,415	$(7,309,990)	$(5,925,283)
Total Expenses	$773,054	$767,280	$830,024	$862,174
Total Expenses, net	$773,054	$767,280	$813,440	$782,690
Net (Loss) Income	$(6,417,204)	$4,065,135	$(8,123,430)	$(6,707,973)
Net (Loss) Income per share	$(1.87)	$1.13	$(2.34)	$(2.30)

	First	Second	Third	Fourth
	Quarter 2014	Quarter 2014	Quarter 2014	Quarter 2014
Total Income (Loss)	$12,378,960	$(13,313,169)	$(22,866,226)	$19,386,818
Total Expenses	$720,802	$821,336	$821,238	$967,028
Total Expenses, net	$883,662	$959,791	$828,235	$861,759
Net Income (Loss)	$11,495,298	$(14,272,960)	$(23,694,461)	$18,525,060
Net Income (Loss) per share	$3.93	$(5.08)	$(6.69)	$3.82

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2015 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Effective January 1, 2016, ED&F Man, the FCM for the Fund, increased the per round-term charge for futures contracts commission to $9.00 from the previous $8.00 reported herein.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Soybean Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Soybean Fund, (the “Fund”), including the schedules of investments, as of December 31, 2015 and 2014, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Soybean Fund as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Soybean Fund

We have audited the internal control over financial reporting of Teucrium Soybean Fund (the “Fund”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

A fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A fund’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the fund are being made only in accordance with authorizations of management and directors of the fund; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Fund as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Soybean Fund

We have audited the accompanying statements of operations, changes in net assets and cash flows of the Teucrium Soybean Fund (the “Fund”) for the year ended December 31, 2013.  These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of the Teucrium Soybean Fund referred to above present fairly, in all material respects, the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2015	December 31, 2014

Assets
Cash and cash equivalents	$5,937,824	$11,505,788
Interest receivable	51	786
Restricted cash	142,616	-
Other assets	49,618	41,812
Equity in trading accounts:
Commodity futures contracts	16,175	-
Due from broker	604,666	702,100
Total equity in trading accounts	620,841	702,100
Total assets	6,750,950	12,250,486

Liabilities
Management fee payable to Sponsor	5,908	10,446
Other liabilities	3,828	6,878
Equity in trading accounts:
Commodity futures contracts	238,662	277,013
Total liabilities	248,398	294,337

Net assets	$6,502,552	$11,956,149

Shares outstanding	375,004	575,004

Net asset value per share	$17.34	$20.79

Market value per share	$17.33	$20.76

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2015

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $161,718)	$161,718	2.49%	161,718

			Notional Amount
Commodity futures contracts			(Long Exposure)
United States soybean futures contracts
CBOT soybean futures MAY16 (45 contracts)	$16,175	0.25%	$1,956,375

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR16 (52 contracts)	$30,075	0.46%	$2,247,050
CBOT soybean futures NOV16 (52 contracts)	208,587	3.21	2,295,150
Total commodity futures contracts	$238,662	3.67%	$4,542,200

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2014

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $11,505,788)	$11,505,788	96.23%	11,505,788

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR15 (82 contracts)	$7,612	0.06%	$4,196,350
CBOT soybean futures MAY15 (69 contracts)	126,663	1.06	3,555,225
CBOT soybean futures NOV15 (83 contracts)	142,738	1.19	4,172,825
Total commodity futures contracts	$277,013	2.31%	$11,924,400

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(1,355,738)	$(278,763)	$(43,450)
Net change in unrealized appreciation or depreciation on commodity futures contracts	54,526	(88,150)	32,512
Interest income	13,129	1,938	2,723
Total loss	(1,288,083)	(364,975)	(8,215)

Expenses
Management fees	73,362	55,964	61,251
Professional fees	148,286	92,777	128,298
Distribution and marketing fees	117,180	61,258	152,965
Custodian fees and expenses	146,752	5,811	8,427
Business permits and licenses fees	16,608	22,120	18,103
General and administrative expenses	21,654	10,923	27,718
Brokerage commissions	6,043	2,376	2,082
Other expenses	4,465	6,679	8,160
Total expenses	534,350	257,908	407,004

Expenses waived by the Sponsor	(304,609)	(65,617)	(68,857)
Reimbursement of expenses previously waived	-	25,139	47,161

Total expenses, net	229,741	217,430	385,308

Net loss	$(1,517,824)	$(582,405)	$(393,523)

Net loss per share	$(3.45)	$(2.16)	$(1.18)
Net loss per weighted average share	$(3.93)	$(2.31)	$(1.53)
Weighted average shares outstanding	386,237	251,648	257,127

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Operations
Net loss	$(1,517,824)	$(582,405)	$(393,523)
Capital transactions
Issuance of Shares	2,478,439	10,769,361	1,859,169
Redemption of Shares	(6,414,212)	(2,247,779)	(4,084,849)
Total capital transactions	(3,935,773)	8,521,582	(2,225,680)
Net change in net assets	(5,453,597)	7,939,177	(2,619,203)

Net assets, beginning of period	$11,956,149	$4,016,972	$6,636,175

Net assets, end of period	$6,502,552	$11,956,149	$4,016,972

Net asset value per share at beginning of period	$20.79	$22.95	$24.13

At end of period	$17.34	$20.79	$22.95

Creation of Shares	125,000	500,000	75,000
Redemption of Shares	325,000	100,000	175,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(1,517,824)	$(582,405)	$(393,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(54,526)	88,150	(32,512)
Changes in operating assets and liabilities:
Due from broker	97,434	(301,348)	269,811
Interest receivable	735	(528)	167
Restricted cash	(142,616)	-	-
Other assets	(7,806)	3,688	(19,185)
Management fee payable to Sponsor	(4,538)	6,955	(2,250)
Other liabilities	(3,050)	3,903	(242)
Net cash used in operating activities	(1,632,191)	(781,585)	(177,734)

Cash flows from financing activities:
Proceeds from sale of Shares	2,478,439	10,769,361	1,859,169
Redemption of Shares	(6,414,212)	(2,247,779)	(4,084,849)
Net cash (used in) provided by financing activities	(3,935,773)	8,521,582	(2,225,680)

Net change in cash and cash equivalents	(5,567,964)	7,739,997	(2,403,414)
Cash and cash equivalents, beginning of period	11,505,788	3,765,791	6,169,205
Cash and cash equivalents, end of period	$5,937,824	$11,505,788	$3,765,791

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

Subject to the terms of the Trust Agreement, Teucrium Trading, LLC, in its capacity as the Sponsor (“Sponsor”), may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 777 East Wisconsin Avenue, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS and U.S. Bank.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the year ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and USBFS. The Funds recognized $146,752 in 2015, $5,811 in 2014 and $8,427 in 2013 for these services, which was recorded in custodian fees and expenses on the statement of operations; of this expense $146,752 in 2015, $1,140 in 2014 and $0 in 2013 was waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Fund recognized $11,704 in 2015, $5,621 in 2014 and $14,766 in 2013 for these services, which was recorded in distribution and marketing fees on the combined statement of operations; of this expense $6,242 in 2015, $1,943 in 2014 and $0 in 2013 was waived by the Sponsor.

In 2014 and 2013, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0. Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015 all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies, SG and Newedge was paid $8.00 per round turn, and WTI Crude Oil and Natural Gas Futures Contracts Newedge was paid $6.00 per round turn. The Fund recognized $6,043 in 2015, $2,376 in 2014 and $2,082 in 2013 for these services, which was recorded in brokerage commissions on the combined statement of operations and was paid for by the Fund. None of these were waived by the Sponsor.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund recognized $403 in 2015, $104 in 2014 and $396 in 2013 for these services, which was recorded in business permits and licenses fees on the statement of operations; of this expense $403 in 2015, $0 in 2014 and $0 in 2013 was waived by the Sponsor.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2015, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2015, 2014 and 2013.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $161,718 and $11,505,788 in money market funds at December 31, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $5,776,106 in demand-deposit savings accounts as of December 31, 2015. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

  Taking the current market value of its total assets and
  Subtracting any liabilities.

The administrator, USBFS, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the years ended December 31, 2015, 2014 and 2013; such expenses, which are primarily included as distribution and marketing fees, totaled $124,331 in 2015, $49,492 in 2014 and $111,577 in 2013; of these amounts, $49,086 in 2015, $12,915 in 2014 and $280 in 2013 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2015, there were $304,609 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period. For the year ended December 31, 2014, there were $65,617 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period. For the year ended December 31, 2013, there were $68,857 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor.

For the year ended December 31, 2013, there were $68,857 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by SOYB in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2014, asset growth and other changes experienced by SOYB enabled the Sponsor to claim reimbursement of $25,139 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were $76,921 recorded in the financial statements of the Sponsor which were subject to reimbursement by SOYB in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2013, asset growth and other changes experienced by SOYB enabled the Sponsor to claim reimbursement of $47,161 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On December 31, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

For the quarter ended March 31, 2014, Soybean Futures Contracts traded on the CBOT which will settle on November 13, 2015 (the “NOV15 Soybean Contracts”) did not, in the opinion of the Trust and SOYB, trade in an actively traded futures market as defined in the policy of the Trust and SOYB for the entire period during which they were held. Accordingly, the Trust and SOYB have classified these as a Level 2 liability for the period ended March 31, 2014. The NOV15 Soybean Contracts were, in the opinion of the Trust and SOYB, fairly valued at settlement on March 31, 2014. The value of the contracts were $12,075, the balance transferred back to a Level 1 liability for the quarter ended June 30, 2014.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The company is currently evaluating the impact on the financial statements and disclosures of the Trust and the Funds.

The FASB issued ASU 2015-10, “Technical Corrections and Improvements.” The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for fiscal years beginning after December 15, 2015. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments are required to be applied retrospectively to all periods presented The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-06, “Earnings per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” The amendments specify how earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated to the various interest holders in a master limited partnership for purposes of calculating earning per unit under the two-class method. The amendments to this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments are required to be applied retrospectively for all periods presented. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments to this update are effective for periods beginning after December 15, 2015. These amendments are required to be applied retrospectively for all periods presented. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds, even with the liquidation of CRUD and NAGS in December 2014.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2015 and December 31, 2014:

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$161,718	$—	$—	$161,718
Soybean futures contracts	16,175	—	—	16,175
Total	$177,893	$—	$—	$177,893

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Soybean futures contracts	$238,662	$—	$—	$238,662

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$11,505,788	$—	$—	$11,505,788

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Soybean futures contracts	$277,013	$—	$—	$277,013

For the year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Transfers into and out of each level of the fair value hierarchy for the NOV14 Soybean Contracts for the period from January 1, 2014 through December 31, 2014 were as follows:

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

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For years ended December 31, 2015 and 2014, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2015 and Newedge USA as of December 31, 2014.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Soybean futures contracts	$16,175	$-	$16,175	$16,175	$0	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$238,662	$-	$238,662	$16,175	$222,487	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$277,013	$-	$277,013	$-	$277,013	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Soybean futures contracts	$(1,355,738)	$54,526

Year ended December 31, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Soybean futures contracts	$(278,763)	$(88,150)

Year ended December 31, 2013

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Soybean futures contracts	$(43,450)	$32,512

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $7.1 million in 2015, $7.9 million in 2014 and $5.5 million in 2013.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net asset value at beginning of period	$20.79	$22.95	$ 24.13
From investment operations:
Investment income	0.03	0.01	0.01
Net realized and unrealized (loss) gain on commodity futures contracts	(2.89)	(1.31)	0.31
Total net expenses	(0.59)	(0.86)	(1.50)
Net decrease in net asset value	(3.45)	(2.16)	(1.18)
Net asset value at end of period	$17.34	$20.79	$ 22.95
Total Return	(16.59)%	(9.41)%	(4.89)%
Ratios to Average Net Assets
Total expenses	7.31%	4.59%	6.66%
Total expense, net	3.14%	3.87%	6.30%
Net investment loss	(2.96)%	(3.83)%	(6.26)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Soybean Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

	First	Second	Third	Fourth
	Quarter 2015	Quarter 2015	Quarter 2015	Quarter 2015
Total (Loss) Income	$(526,088)	$387,766	$(974,019)	$(175,741)
Total Expenses	$92,839	$112,600	$199,526	$129,385
Total Expenses, net	$43,689	$47,578	$69,975	$68,499
Net (Loss) Income	$(569,777)	$340,188	$(1,043,994)	$(244,241)
Net (Loss) Income per share	$(1.17)	$0.98	$(2.62)	$(0.64)

	First	Second	Third	Fourth
	Quarter 2014	Quarter 2014	Quarter 2014	Quarter 2014
Total Income (Loss)	$351,840	$(93,839)	$(945,445)	$322,470
Total Expenses	$48,722	$46,310	$88,832	$74,043
Total Expenses, net	$68,812	$51,132	$38,815	$58,670
Net Income (Loss)	$283,028	$(144,971)	$(984,260)	$263,800
Net Income (Loss) per share	$1.72	$(0.52)	$(4.99)	$1.63

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2015 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Effective January 1, 2016, ED&F Man, the FCM for the Fund, increased the per round-term charge for futures contracts commission to $9.00 from the previous $8.00 reported herein.

The total net asset value of the Fund increased by 50.2% to $9,765,635.  This was driven by a 46.7% increase in shares outstanding and a 2.4% increase in the net asset value per share.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Sugar Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Sugar Fund, (the “Fund”), including the schedules of investments, as of December 31, 2015 and 2014, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Sugar Fund as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Sugar Fund

We have audited the internal control over financial reporting of Teucrium Sugar Fund (the “Fund”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

A fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A fund’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the fund are being made only in accordance with authorizations of management and directors of the fund; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Fund as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Sugar Fund

We have audited the accompanying statements of operations, changes in net assets and cash flows of the Teucrium Sugar Fund (the “Fund”) for the year ended December 31, 2013.  These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of the Teucrium Sugar Fund referred to above present fairly, in all material respects, the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2015	December 31, 2014

Assets
Cash and cash equivalents	$4,932,791	$2,489,338
Interest receivable	49	173
Restricted cash	142,457	-
Other assets	11,942	26,019
Equity in trading accounts:
Commodity futures contracts	364,056	-
Due from broker	58,431	650,131
Total equity in trading accounts	422,487	650,131
Total assets	5,509,726	3,165,661

Liabilities
Other liabilities	1,063	494
Equity in trading accounts:
Commodity futures contracts	-	503,955
Total liabilities	1,063	504,449

Net assets	$5,508,663	$2,661,212

Shares outstanding	550,004	225,004

Net asset value per share	$10.02	$11.83

Market value per share	$10.06	$11.88

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2015

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $297,460)	$297,460	5.40%	297,460

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY16 (115 contracts)	$151,973	2.76%	$1,921,696
ICE sugar futures JUL16 (101 contracts)	199,517	3.62	1,656,077
ICE sugar futures MAR17 (114 contracts)	12,566	0.23	1,927,968
Total commodity futures contracts	$364,056	6.61%	$5,505,741

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2014

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $2,484,769)	$2,484,769	93.37%	2,484,769

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY15 (55 contracts)	$241,953	9.09%	$919,072
ICE sugar futures JUL15 (47 contracts)	98,930	3.72	802,760
ICE sugar futures MAR16 (51 contracts)	163,072	6.13	937,910
Total commodity futures contracts	$503,955	18.94%	$2,659,742

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(1,279,891)	$(131,410)	$(400,994)
Net change in unrealized appreciation or depreciation on commodity futures contracts	868,011	(320,555)	(105,022)
Interest income	7,670	813	1,125
Total loss	(404,210)	(451,152)	(504,891)

Expenses
Management fees	35,486	27,285	23,915
Professional fees	65,660	71,226	55,396
Distribution and marketing fees	55,723	37,936	37,856
Custodian fees and expenses	139,745	3,965	-
Business permits and licenses fees	15,726	13,066	8,784
General and administrative expenses	8,732	12,278	5,422
Brokerage commissions	4,000	3,000	1,294
Other expenses	2,751	2,350	2,025
Total expenses	327,823	171,106	134,692

Expenses waived by the Sponsor	(256,227)	(119,696)	(97,147)

Total expenses, net	71,596	51,410	37,545

Net loss	$(475,806)	$(502,562)	$(542,436)

Net loss income per share	$(1.81)	$(2.27)	$(3.71)
Net loss income per weighted average share	$(1.28)	$(2.56)	$(3.37)
Weighted average shares outstanding	373,018	195,963	161,031

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Operations
Net loss	$(475,806)	$(502,562)	$(542,436)
Capital transactions
Issuance of Shares	3,767,602	1,067,083	784,941
Redemption of Shares	(444,345)	(371,712)	-
Total capital transactions	3,323,257	695,371	784,941
Net change in net assets	2,847,451	192,809	242,505

Net assets, beginning of period	$2,661,212	$2,468,403	$2,225,898

Net assets, end of period	$5,508,663	$2,661,212	$2,468,403

Net asset value per share at beginning of period	$11.83	$14.10	$17.81

At end of period	$10.02	$11.83	$14.10

Creation of Shares	375,000	75,000	50,000
Redemption of Shares	50,000	25,000	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(475,806)	$(502,562)	$(542,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(868,011)	320,555	105,022
Changes in operating assets and liabilities:
Due from broker	591,700	(388,444)	(72,428)
Interest receivable	124	(14)	5
Restricted cash	(142,457)	-	-
Other assets	14,077	(2,376)	3,424
Other liabilities	569	431	(684)
Net cash used in operating activities	(879,804)	(572,410)	(507,097)

Cash flows from financing activities:
Proceeds from sale of Shares	3,767,602	1,067,083	784,941
Redemption of Shares	(444,345)	(371,712)	-
Net cash provided by financing activities	3,323,257	695,371	784,941

Net change in cash and cash equivalents	2,443,453	122,961	277,844
Cash and cash equivalents, beginning of period	2,489,338	2,366,377	2,088,533
Cash and cash equivalents, end of period	$4,932,791	$2,489,338	$2,366,377

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

Subject to the terms of the Trust Agreement, Teucrium Trading, LLC, in its capacity as the Sponsor (“Sponsor”), may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 777 East Wisconsin Avenue, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS and U.S. Bank.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the year ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and USBFS. The Funds recognized $139,745 in 2015, $3,965 in 2014 and $0 in 2013 for these services, which was recorded in custodian fees and expenses on the combined statement of operations; of this expense $139,745 in 2015, $3,965 in 2014 and $0 in 2013 was waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Fund recognized $4,354 in 2015, $2,842 in 2014 and $2,210 in 2013 for these services, which was recorded in distribution and marketing fees on the statement of operations; of this expense $2,770 in 2015, $2,842  in 2014 and $2,210 in 2013 was waived by the Sponsor.

In 2014 and 2013, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0. Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015 all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Funds clearing broker to execute and clear futures and provide other brokerage-related services.  ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Sugar Futures Contracts Newedge, SG, Jefferies and ED&F Man were paid $8.00 per round turn. The Fund recognized $4,000 in 2015, $3,000 in 2014 and $1,294 in 2013 for these services, which was recorded in brokerage commissions on the statement of operations; of this expense $4,000 in 2015, $0 in 2014 and $0 in 2013 was waived by the Sponsor.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund recognized $130 in 2015, $52 in 2014 and $17 in 2013 for these services, which was recorded in business permits and licenses fees on the statement of operations; this expense was waived by the Sponsor for all years presented.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of and for the years ended December 31, 2015, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2015, 2014 and 2013.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $297,460 and $2,484,769 in money market funds at December 31, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $4,635,331 in a demand-deposit savings account on December 31, 2015. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

  Taking the current market value of its total assets and
  Subtracting any liabilities.

The administrator, USBFS, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the years ended December 31 2015, 2014 and 2013, such expenses, which are primarily included as distribution and marketing fees, totaled $47,236 in 2015, $25,911 in 2014 and $22,989 in 2013; of these amounts, $33,483 in 2015, $25,845 in 2014 and $22,989 in 2013 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2015, there were $256,227 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period. For the year ended December 31, 2014, there were $119,696 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period. For the year ended December 31, 2013, there were $97,147 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On December 31, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

For the quarter ended June 30, 2014, Sugar Futures Contracts traded on ICE due to settle on February 29, 2016 (the "MAR16 Sugar Contracts") did not, in the opinion of the Trust and CANE, trade in an actively traded futures market as defined in the policy of the Trust and CANE for the entire period during which they were held. Accordingly, the Trust and CANE classified these as a Level 2 asset. The MAR16 Sugar Contracts were, in the opinion of the Trust and CANE, fairly valued at settlement on June 30, 2014. The value of the contracts were $17,405, the balance transferred back to a Level 1 asset for the quarter ended September 30, 2014.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The company is currently evaluating the impact on the financial statements and disclosures of the Trust and the Funds.

The FASB issued ASU 2015-10, “Technical Corrections and Improvements.” The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for fiscal years beginning after December 15, 2015. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments are required to be applied retrospectively to all periods presented The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-06, “Earnings per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” The amendments specify how earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated to the various interest holders in a master limited partnership for purposes of calculating earning per unit under the two-class method. The amendments to this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments are required to be applied retrospectively for all periods presented. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments to this update are effective for periods beginning after December 15, 2015. These amendments are required to be applied retrospectively for all periods presented. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds, even with the liquidation of CRUD and NAGS in December 2014.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2015 and December 31, 2014:

December 31, 2015

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Cash equivalents	$297,460	$-	$-	$297,460
Sugar futures contracts	364,056	-	-	364,056
Total	$661,516	$-	$-	$661,516

December 31, 2014

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Cash equivalents	$2,484,769	$-	$-	$2,484,769

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Sugar futures contracts	$503,955	$-	$-	$503,955

For the year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Transfers into and out of each level of the fair value hierarchy for the MAR16 Sugar Contracts, for period from January 1, 2014 through December 31, 2014 were as follows:

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

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2015 and 2014, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2015 and Newedge USA as of December 31, 2014.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Sugar futures contracts	$364,056	$-	$364,056	$-	$-	$364,056

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$503,955	$-	$503,955	$-	$503,955	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Sugar futures contracts	$(1,279,891)	$868,011

Year ended December 31, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Sugar futures contracts	$(131,410)	$(320,555)

Year ended December 31, 2013

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Sugar futures contracts	$(400,994)	$(105,022)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $4.1 million in 2015, $2.7 million in 2014 and $2.4 million in 2013.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net asset value at beginning of period	$11.83	$14.10	17.81
From investment operations:
Investment income	0.02	-	-
Net realized and unrealized loss on commodity futures contracts	(1.64)	(2.01)	(3.48)
Total net expenses	(0.19)	(0.26)	(0.23)
Net decrease in net asset value	(1.81)	(2.27)	(3.71)
Net asset value at end of period	$10.02	$11.83	14.10
Total Return	(15.30)%	(16.10)%	(20.83)%
Ratios to Average Net Assets
Total expenses	9.16%	6.26%	5.45%
Total expense, net	2.00%	1.88%	1.52%
Net investment loss	(1.79)%	(1.85)%	(1.47)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Sugar Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

	First	Second	Third	Fourth
	Quarter 2015	Quarter 2015	Quarter 2015	Quarter 2015
Total (Loss) Income	$(551,776)	$(90,123)	$(328,266)	$565,955
Total Expenses	$28,517	$86,939	$128,825	$83,542
Total Expenses, net	$12,101	$15,530	$19,472	$24,493
Net (Loss) Income	$(563,877)	$(105,653)	$(347,738)	$541,462
Net (Loss) Income per share	$(2.27)	$(0.07)	$(0.74)	$1.27

	First	Second	Third	Fourth
	Quarter 2014	Quarter 2014	Quarter 2014	Quarter 2014
Total Income (Loss)	$221,222	$(28,717)	$(357,110)	$(286,546)
Total Expenses	$50,093	$44,430	$50,196	$26,388
Total Expenses, net	$13,158	$13,491	$12,596	$12,166
Net Income (Loss)	$208,064	$(42,208)	$(369,706)	$(298,712)
Net Income (Loss) per share	$1.14	$(0.21)	$(1.85)	$(1.34)

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2015 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Effective January 1, 2016, ED&F Man, the FCM for the Fund, increased the per round-term charge for futures contracts commission to $9.00 from the previous $8.00 reported herein.

The total net asset value of the Fund decreased by 30.0% to $3,856,587.  This was driven by a 31.2% decrease in shares outstanding which was partially offset by a 2.6% increase in the net asset value per share.

On February 18, 2016, $3,389 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank.  The balance for Restricted Cash is $139,068 as of this filing.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Wheat Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Wheat Fund, (the “Fund”), including the schedules of investments, as of December 31, 2015 and 2014, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Wheat Fund as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Wheat Fund

We have audited the internal control over financial reporting of Teucrium Wheat Fund (the “Fund”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

A fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A fund’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the fund are being made only in accordance with authorizations of management and directors of the fund; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Fund as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Wheat Fund

We have audited the accompanying statements of operations, changes in net assets and cash flows of the Teucrium Wheat Fund (the “Fund”) for the year ended December 31, 2013.  These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of the Teucrium Wheat Fund referred to above present fairly, in all material respects, the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2015	December 31, 2014

Assets
Cash and cash equivalents	$24,579,091	$21,568,368
Interest receivable	297	1,707
Restricted cash	22,610	-
Other assets	153,564	76,748
Equity in trading accounts:
Commodity futures contracts	-	729,626
Due from broker	3,721,388	-
Total equity in trading accounts	3,721,388	729,626
Total assets	28,476,950	22,376,449

Liabilities
Management fee payable to Sponsor	23,226	22,583
Other liabilities	-	16,479
Equity in trading accounts:
Commodity futures contracts	1,924,464	13,125
Due to broker	-	60,805
Total equity in trading accounts	1,924,464	73,930
Total liabilities	1,947,690	112,992

Net assets	$26,529,260	$22,263,457

Shares outstanding	2,900,004	1,750,004

Net asset value per share	$9.15	$12.72

Market value per share	$9.14	$12.74

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2015

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $1,179,336)	$1,179,336	4.45%	1,179,336

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY16 (390 contracts)	$379,713	1.43%	$9,291,750
CBOT wheat futures JUL16 (330 contracts)	331,313	1.25	7,973,625
CBOT wheat futures DEC16 (366 contracts)	1,213,438	4.57	9,287,250
Total commodity futures contracts	$1,924,464	7.25%	$26,552,625

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2014

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Dreyfus Cash Management - Institutional (cost $21,568,368)	$21,568,368	96.88%	21,568,368

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY15 (262 contracts)	$687,450	3.09%	$7,787,950
CBOT wheat futures JUL15 (223 contracts)	42,176	0.19	6,662,125
Total commodity futures contracts	$729,626	3.28%	$14,450,075

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures DEC15 (254 contracts)	13,125	0.06	7,807,325

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(4,559,863)	$(2,486,162)	$(1,554,250)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(2,640,963)	1,415,175	(507,587)
Interest income	54,109	9,064	3,016
Total loss	(7,146,717)	(1,061,923)	(2,058,821)

Expenses
Management fees	254,597	183,042	66,300
Professional fees	213,241	161,791	131,259
Distribution and marketing fees	374,436	237,457	141,282
Custodian fees and expenses	171,747	11,175	7,473
Business permits and licenses fees	13,803	26,622	18,118
General and administrative expenses	66,012	24,564	27,725
Brokerage commissions	20,561	15,896	4,300
Other expenses	7,307	10,960	10,249
Total expenses	1,121,704	671,507	406,706

Expenses waived by the Sponsor	(130,716)	(31,697)	(69,416)
Reimbursement of expenses previously waived	-	46,302	51,467

Total expenses, net	990,988	686,112	388,757

Net loss	$(8,137,705)	$(1,748,035)	$(2,447,578)

Net loss per share	$(3.57)	$(2.12)	$(6.41)
Net loss per weighted average share	$(3.29)	$(1.24)	$(6.45)
Weighted average shares outstanding	2,470,483	1,408,223	379,525

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Operations
Net loss	$(8,137,705)	$(1,748,035)	$(2,447,578)
Capital transactions
Issuance of Shares	18,019,705	34,552,580	7,532,514
Redemption of Shares	(5,616,197)	(17,589,175)	(1,756,058)
Total capital transactions	12,403,508	16,963,405	5,776,456
Net change in net assets	4,265,803	15,215,370	3,328,878

Net assets, beginning of period	$22,263,457	$7,048,087	$3,719,209

Net assets, end of period	$26,529,260	$22,263,457	$7,048,087

Net asset value per share at beginning of period	$12.72	$14.84	$21.25

At end of period	$9.15	$12.72	$14.84

Creation of Shares	1,675,000	2,575,000	400,000
Redemption of Shares	525,000	1,300,000	100,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(8,137,705)	$(1,748,035)	$(2,447,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	2,640,963	(1,415,175)	507,587
Changes in operating assets and liabilities:
Due from broker	(3,721,388)	1,253,668	(720,704)
Interest receivable	1,410	(1,257)	(247)
Restricted cash	(22,610)	-	-
Other assets	(76,816)	(26,188)	(24,117)
Due to broker	(60,805)	60,805	-
Management fee payable to Sponsor	645	16,491	3,317
Other liabilities	(16,479)	13,015	19
Net cash used in operating activities	(9,392,785)	(1,846,676)	(2,681,723)

Cash flows from financing activities:
Proceeds from sale of Shares	18,019,705	34,552,580	7,532,514
Redemption of Shares	(5,616,197)	(17,589,175)	(1,756,058)
Net cash provided by financing activities	12,403,508	16,963,405	5,776,456

Net change in cash and cash equivalents	3,010,723	15,116,729	3,094,733
Cash and cash equivalents, beginning of period	21,568,368	6,451,639	3,356,906
Cash and cash equivalents, end of period	$24,579,091	$21,568,368	$6,451,639

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

Subject to the terms of the Trust Agreement, Teucrium Trading, LLC, in its capacity as the Sponsor (“Sponsor”), may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 777 East Wisconsin Avenue, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS and U.S. Bank.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund.  For the year ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and USBFS. The Fund recognized $171,747 in 2015, $11,175 in 2014 and $7,473 in 2013 for these services, which was recorded in custodian fees and expenses on the combined statement of operations; of this expense $60,512 in 2015, $0 in 2014 and $0 in 2013 was waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Fund recognized $35,804 in 2015, $22,146 in 2014 and $13,845 in 2013 for these services, which was recorded in distribution and marketing fees on the statement of operations and was paid for by the Fund.

In 2014 and 2013, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0.  Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015 all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Funds clearing broker to execute and clear futures and provide other brokerage-related services.  ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Wheat Futures Contracts Newedge, SG and Jefferies were paid $8.00 per round turn. The Fund recognized $20,561 in 2015, $15,896 in 2014 and $4,300 in 2013 for these services, which was recorded in brokerage commissions on the statement of operations; of this expense $4,000 in 2015, $0 in 2014 and $0 in 2013 was waived by the Sponsor.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund recognized $885 in 2015, $687 in 2014 and $396 in 2013 for these services, which was recorded in business permits and licenses fees on the statement of operations and was paid for by the Fund.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2015, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2015, 2014 and 2013.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $1,179,336 and $21,568,368 in money market funds at December 31, 2015 and December 31, 2014, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $23,399,755 in a demand-deposit savings account on December 31, 2015. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

  Taking the current market value of its total assets and
  Subtracting any liabilities.

The administrator, USBFS, calculates the NAV of the Fund once each trading day. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributableto the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $382,178 in 2015, $193,111 in 2014 and $104,432 in 2013; of these amounts, $22,364 in 2015, $5,100 in 2014 and $280 in 2013 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2015 there were $130,716 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period. For the year ended December 31, 2014, there were $31,697 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period. For the year ended December 31, 2013, there were $69,416 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor.

For the year ended December 31, 2013, there were $69,416 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by WEAT in 2014. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2014, asset growth and other changes experienced by WEAT enabled the Sponsor to claim reimbursement of $46,302 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

For the year ended December 31, 2012, there were $101,790 of expenses recorded in the financial statements of the Sponsor which were subject to reimbursement by WEAT in 2013. At that time, the Sponsor had determined that recovery of the expense amounts was not probable. In 2013, asset growth and other changes experienced by WEAT enabled the Sponsor to claim reimbursement of $51,467 from the Fund. This amount is reflected in the statements of operations as a reimbursement of previously waived expenses.

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

On December 31, 2015 and 2014, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the three and nine months being reported.

For the quarter ended June 30, 2015, Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2016 (the "DEC16 Wheat Contracts") did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 asset, The DEC16 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2015. The value of the contracts were $1,178,088, the balance transferred back to a Level 1 asset for the quarter ended September 30, 2015.

The Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2015 (the “DEC15 Wheat Contracts”) did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for portions of the three months ended June 30, 2014. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of June 30, 2014. The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2014. In addition, for portions of the three months ended September 30, 2014, the DEC15 Wheat Contracts did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT. Accordingly, the Trust and WEAT classified these as a Level 2 liability as of September 30, 2014. The DEC15 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on September 30, 2014. The value of the contracts were $2,437,725, the balance transferred back to a Level 1 liability for the quarter ended December 31, 2014 as shown in Note 4.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The company is currently evaluating the impact on the financial statements and disclosures of the Trust and the Funds.

The FASB issued ASU 2015-10, “Technical Corrections and Improvements.” The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for fiscal years beginning after December 15, 2015. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments are required to be applied retrospectively to all periods presented The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-06, “Earnings per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” The amendments specify how earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated to the various interest holders in a master limited partnership for purposes of calculating earning per unit under the two-class method. The amendments to this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments are required to be applied retrospectively for all periods presented. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments to this update are effective for periods beginning after December 15, 2015. These amendments are required to be applied retrospectively for all periods presented. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds, even with the liquidation of CRUD and NAGS in December 2014.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2015 and December 31, 2014:

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$1,179,336	$-	$-	$1,179,336

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Wheat futures contracts	$1,924,464	$-	$-	$1,924,464

December 31, 2014

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2014
Cash equivalents	$21,568,368	$-	$-	$21,568,368
Wheat futures contracts	729,626	-	-	729,626
Total	$22,297,994	$-	$-	$22,297,994

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2014
Wheat futures contracts	$13,125	$-	$-	$13,125

Transfers into and out of each level of the fair value hierarchy for the DEC15 Wheat Contracts, for the period from January 1, 2015 through December 31, 2015 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Wheat future contracts	$1,178,088	$1,178,088	$1,178,088	$1,178,088	$-	$-

Transfers into and out of each level of the fair value hierarchy for the DEC14 Wheat Contracts, for the period from January 1, 2014 through December 31, 2014 were as follows:

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

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ending December 31, 2015 and 2014, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2015 and Newedge USA as of December 31, 2014.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Wheat futures contracts	$1,924,464	$-	$1,924,464	$-	$1,924,464	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Wheat futures contracts	$729,626	$-	$729,626	$13,125	$60,805	$655,696

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2014

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Wheat futures contracts	$13,125	$-	$13,125	$13,125	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Wheat futures contracts	$(4,559,863)	$(2,640,963)

Year ended December 31, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Wheat futures contracts	$(2,486,162)	$1,415,175

Year ended December 31, 2013

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Wheat futures contracts	$(1,554,250)	$(507,587)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $26.6 million in 2015, $22.5 million in 2014 and $6.2 million 2013.

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net asset value at beginning of period	$12.72	$14.84	21.25
From investment operations:
Investment income	0.02	0.01	0.01
Net realized and unrealized loss on commodity futures contracts	(3.19)	(1.64)	(5.40)
Total net expenses	(0.40)	(0.49)	(1.02)
Net decrease in net asset value	(3.57)	(2.12)	(6.41)
Net asset value at end of period	$9.15	$12.72	14.84
Total Return	(28.07)%	(14.29)%	(30.16)%
Ratios to Average Net Assets
Total expenses	4.40%	3.66%	6.12%
Total expense, net	3.89%	3.74%	5.85%
Net investment loss	(3.67)%	(3.69)%	(5.81)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Wheat Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

	First	Second	Third	Fourth
	Quarter 2015	Quarter 2015	Quarter 2015	Quarter 2015
Total (Loss) Income	$(2,895,379)	$3,883,225	$(5,771,360)	$(2,363,203)
Total Expenses	$186,713	$253,786	$307,481	$373,724
Total Expenses, net	$172,413	$236,786	$296,607	$285,182
Net (Loss) Income	$(3,067,792)	$3,646,439	$(6,067,967)	$(2,648,385)
Net (Loss) Income per share	$(1.81)	$1.30	$(2.13)	$(0.93)

	First	Second	Third	Fourth
	Quarter 2014	Quarter 2014	Quarter 2014	Quarter 2014
Total Income (Loss)	$1,718,269	$(2,250,565)	$(5,533,838)	$5,004,211
Total Expenses	$94,277	$113,860	$205,601	$257,769
Total Expenses, net	$122,994	$130,110	$206,936	$226,072
Net Income (Loss)	$1,595,275	$(2,380,675)	$(5,740,774)	$4,778,139
Net Income (Loss) per share	$1.74	$(2.81)	$(2.96)	$1.91

Note 8 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2015 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Effective January 1, 2016, ED&F Man, the FCM for the Fund, increased the per round-term charge for futures contracts commission to $9.00 from the previous $8.00 reported herein.

On February 18, 2016, the remaining cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank.  The balance for Restricted Cash is $0 as of this filing.

165

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Agricultural Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Agricultural Fund, (the “Fund”), including the schedules of investments, as of December 31, 2015 and 2014, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Agricultural Fund as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Agricultural Fund

We have audited the internal control over financial reporting of Teucrium Agricultural Fund (the “Fund”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

A fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A fund’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the fund are being made only in accordance with authorizations of management and directors of the fund; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Fund as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Sponsor of

Teucrium Agricultural Fund

We have audited the accompanying statements of operations, changes in net assets and cash flows of the Teucrium Agricultural Fund (the “Fund”) for the year ended December 31, 2013.  These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of the Teucrium Agricultural Fund referred to above present fairly, in all material respects, the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/Rothstein Kass

Walnut Creek, California

March 14, 2014

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2015	December 31, 2014

Assets
Cash equivalents	$1,815	$1,647
Other assets	2,974	10,000
Equity in trading accounts:
Investments in securities, at fair value (cost $2,126,379 and $2,392,877 as of December 31, 2015 and December 31, 2014, respectively)	1,324,601	1,641,102
Total assets	1,329,390	1,652,749

Net assets	$1,329,390	$1,652,749

Shares outstanding	50,002	50,002

Net asset value per share	$26.59	$33.05

Market value per share	$26.47	$33.05

The accompanying notes are an integral part of these financial statements.

169

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2015

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$326,157	24.53%	15,358
Teucrium Soybean Fund	331,730	24.95	19,131
Teucrium Sugar Fund	345,281	25.97	34,474
Teucrium Wheat Fund	321,433	24.18	35,137
Total exchange-traded funds (cost $2,126,379)	$1,324,601	99.63%

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $1,815)	$1,815	0.14%	1,815

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

171

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income
Realized and unrealized loss on trading of securities:
Realized loss on securities	$(266,180)	$(183,067)	$(82,323)
Net change in unrealized appreciation or depreciation on securities	(50,002)	(51,434)	(447,149)
Interest loss	(4)	(8)	(7)
Total loss	(316,186)	(234,509)	(529,479)

Expenses
Professional fees	25,101	34,828	20,492
Distribution and marketing fees	16,253	20,981	33,155
Custodian fees and expenses	133,965	1,506	(16)
Business permits and licenses fees	15,540	19,036	12,427
General and administrative expenses	8,732	9,092	4,846
Brokerage commissions	-	-	122
Other expenses	645	854	1,313
Total expenses	200,236	86,297	72,339

Expenses waived by the Sponsor	(193,063)	(77,113)	(61,539)

Total expenses, net	7,173	9,184	10,800

Net loss	$(323,359)	$(243,693)	$(540,279)

Net loss per share	$(6.46)	$(4.88)	$(10.80)
Net loss per weighted average share	$(6.47)	$(4.87)	$(10.80)
Weighted average shares outstanding	50,002	50,002	50,002

The accompanying notes are an integral part of these financial statements.

172

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Operations
Net loss	$(323,359)	$(243,693)	$(540,279)
Net change in net assets	(323,359)	(243,693)	(540,279)

Net assets, beginning of period	$1,652,749	$1,896,442	$2,436,721

Net assets, end of period	$1,329,390	$1,652,749	$1,896,442

Net asset value per share at beginning of period	$33.05	$37.93	$48.73

At end of period	$26.59	$33.05	$37.93

Creation of Shares	-	-	-
Redemption of Shares	-	-	-

The accompanying notes are an integral part of these financial statements.

173

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(323,359)	$(243,693)	$(540,279)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on securities	50,002	51,434	447,149
Changes in operating assets and liabilities:
Net sale of investments in securities	266,498	192,461	94,041
Other assets	7,027	(1,435)	(3,576)
Other liabilities	-	-	(874)
Net cash provided by (used in) operating activities	168	(1,233)	(3,539)

Net change in cash equivalents	168	(1,233)	(3,539)
Cash equivalents, beginning of period	1,647	2,880	6,419
Cash equivalents, end of period	$1,815	$1,647	$2,880

The accompanying notes are an integral part of these financial statements.

174

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

Subject to the terms of the Trust Agreement, Teucrium Trading, LLC, in its capacity as the Sponsor (“Sponsor”),  may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 777 East Wisconsin Avenue, Milwaukee, Wi, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.  The Sponsor does not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS and U.S. Bank.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the year ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and U.S. Bank. The Funds recognized $133,965 in 2015, $1,506 in 2014 and $(16) in 2013 for these services, which was recorded in custodian fees and expenses on the combined statement of operations; these expenses were waived by the Sponsor. In 2013, the negative expense was due to reclassifications of previous over-accruals.

The Sponsor and the Trust employ Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. The Fund recognized $1,240 in 2015, $1,850 in 2014 and $2,415 in 2013 for these services, which was recorded in distribution and marketing fees on the statement of operations; the total expense recognized in each year was waived by the Sponsor.

In 2014 and 2013, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0. Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015 all futures contracts and residual cash balances of the Underlying Funds held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. The Bank of New York Mellon serves as the primary clearing broker for the Fund in activity related to shares of the Underlying Funds. The Fund did not recognize any expense for these services for the year ended December 31, 2015 and 2014. The Fund recognized $122 in 2013 for these services, which was recorded in brokerage commissions on the statement of operations and was paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Fund recognized $24 in 2015, $29 in 2014 and $17 in 2013 for these services, which was recorded in business permits and licenses fees on the statement of operations; this expense was waived by the Sponsor.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2012 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2015, 2014, 2013 and 2012. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2015, 2014 and 2013.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $1,815 and $1,647 in money market funds at December 31, 2015 and December 31, 2014, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

177

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

  Taking the current market value of its total assets and
  Subtracting any liabilities.

The administrator, USBFS, will calculate the NAV of the Fund once each trading day. It will calculate the NAV as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time. The NAV for a particular trading day will be released after 4:15 p.m. New York time.

For purposes of the determining the Fund’s NAV, the Fund’s investments in the Underlying Funds will be valued based on the Underlying Funds’ NAVs. In turn, in determining the value of the Futures Contracts held by the Underlying Funds, the Administrator will use the closing price on the exchange on which they are traded. The Administrator will determine the value of all other Fund and Underlying Fund investments as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time, in accordance with the current Services Agreement between the Administrator and the Trust. The value of over-the-counter Commodity Interests will be determined based on the value of the commodity or Futures Contract underlying such Commodity Interest, except that a fair value may be determined if the Sponsor believes that the Underlying Fund is subject to significant credit risk relating to the counterparty to such Commodity Interest. For purposes of financial statements and reports, the Sponsor will recalculate the NAV of an Underlying Fund where necessary to reflect the “fair value” of a Futures Contract held by an Underlying Fund when a Futures Contract held by an Underlying Fund closes at its price fluctuation limit for the day. Treasury Securities held by the Fund or Underlying Funds will be valued by the Administrator using values received from recognized third-party vendors (such as Reuters) and dealer quotes. NAV will include any unrealized profit or loss on open Commodity Interests and any other credit or debit accruing to the Fund but unpaid or not received by the Fund.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the years ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $13,329 in 2015, $16,234 in 2014 and $20,773 in 2013; all of these expenses were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion. Effective January 1, 2013, the Sponsor has stated that it will accrue expenses such that the total expense ratio of the Fund is 0.5% of net assets.

For the year ended December 31, 2015, there were $193,063 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The company is currently evaluating the impact on the financial statements and disclosures of the Trust and the Funds.

The FASB issued ASU 2015-10, “Technical Corrections and Improvements.” The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for fiscal years beginning after December 15, 2015. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments are required to be applied retrospectively to all periods presented The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-06, “Earnings per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” The amendments specify how earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated to the various interest holders in a master limited partnership for purposes of calculating earning per unit under the two-class method. The amendments to this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments are required to be applied retrospectively for all periods presented. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments to this update are effective for periods beginning after December 15, 2015. These amendments are required to be applied retrospectively for all periods presented. The Trust and the Funds do not expect the adoption of this guidance to have a material impact on the financial statements and disclosures.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Trust or the Funds, even with the liquidation of CRUD and NAGS in December 2014.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2015 and December 31, 2014:

December 31, 2015

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Exchange-traded funds	$1,324,601	$-	$-	$1,324,601
Cash equivalents	1,815	-	-	1,815
Total	$1,326,416	$-	$-	$1,326,416

December 31, 2014

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Exchange-traded funds	$1,641,102	$-	$-	$1,641,102
Cash equivalents	1,647	-	-	1,647
Total	$1,642,749	$-	$-	$1,642,749

For the years ended December 31, 2015 and 2014, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

180

Per Share Operation Performance	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net asset value at beginning of period	$33.05	$37.93	$ 48.73
From investment operations:
Investment income	-	-	-
Net realized and unrealized loss on securities	(6.32)	(4.70)	(10.58)
Total net expenses	(0.14)	(0.18)	(0.22)
Net decrease in net asset value	(6.46)	(4.88)	(10.80)
Net asset value at end of period	$26.59	$33.05	$ 37.93
Total Return	(19.55)%	(12.87)%	(22.16)%
Ratios to Average Net Assets (Annualized)
Total expenses	13.97%	4.70%	3.36%
Total expense, net	0.50%	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%	(0.50)%

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

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Agricultural Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

	First	Second	Third	Fourth
	Quarter 2015	Quarter 2015	Quarter 2015	Quarter 2015
Total (Loss) Income	$(184,220)	$78,385	$(179,166)	$(31,185)
Total Expenses	$22,615	$59,576	$104,995	$13,050
Total Expenses, net	$1,925	$1,796	$1,738	$1,714
Net (Loss) Income	$(186,145)	$76,589	$(180,904)	$(32,899)
Net (Loss) Income per share	$(3.72)	$1.53	$(3.62)	$(0.65)

	First	Second	Third	Fourth
	Quarter 2014	Quarter 2014	Quarter 2014	Quarter 2014
Total Income (Loss)	$193,597	$(183,325)	$(362,602)	$117,821
Total Expenses	$27,147	$21,384	$31,648	$6,118
Total Expenses, net	$2,378	$2,550	$2,178	$2,078
Net Income (Loss)	$191,219	$(185,875)	$(364,780)	$115,743
Net Income (Loss) per share	$3.82	$(3.72)	$(7.29)	$2.31

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2015 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Effective January 1, 2016, ED&F Man, the FCM for the Underlying Funds, increased the per round-term charge for futures contracts commission to $9.00 from the previous $8.00 reported herein.

181