Form 10-Q
period 2016-03-31
Teucrium Commodity Trust
filed 2016-05-10
CIK 1471824

UNITED STATES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of May 6, 2016
Teucrium Corn Fund	2,900,004
Teucrium Sugar Fund	525,004
Teucrium Soybean Fund	600,004
Teucrium Wheat Fund	3,075,004
Teucrium Agricultural Fund	50,002

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

3

4

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$92,096,802	$92,561,610
Interest receivable	1,268	776
Restricted cash	268,684	307,683
Other assets	1,009,210	723,450
Capital shares receivable	901,255	-
Equity in trading accounts:
Commodity futures contracts	509,944	380,231
Due from broker	8,316,371	11,790,423
Total equity in trading accounts	8,826,315	12,170,654
Total assets	$103,103,534	$105,764,173

Liabilities
Management fee payable to Sponsor	80,549	82,863
Other liabilities	14,376	8,147
Equity in trading accounts:
Commodity futures contracts	5,614,350	6,071,676
Due to broker	62,786	-
Total equity in trading accounts	5,677,136	6,071,676
Total liabilities	5,772,061	6,162,686

Net assets	$97,331,473	$99,601,487

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

March 31, 2016

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $5,552,887)	$5,552,887	5.71%	5,552,887

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JUL16 (82 contracts)	$103,013	0.11%	$3,762,775
CBOT soybean futures NOV17 (83 contracts)	45,350	0.05	3,801,400

United States sugar futures contracts
ICE sugar futures JUL16 (111 contracts)	172,659	0.18	1,920,744
ICE sugar futures OCT16 (95 contracts)	90,642	0.09	1,660,904
ICE sugar futures MAR17 (108 contracts)	98,280	0.10	1,940,198
Total commodity futures contracts	$509,944	0.53%	$13,086,021

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL16 (1,093 contracts)	$1,670,525	1.72%	$19,441,738
CBOT corn futures SEP16 (925 contracts)	627,200	0.64	16,673,125
CBOT corn futures DEC16 (1,056 contracts)	1,762,925	1.81	19,470,000

United States soybean futures contracts
CBOT soybean futures NOV16 (70 contracts)	26,225	0.03	3,236,625

United States wheat futures contracts
CBOT wheat futures JUL16 (371 contracts)	335,425	0.34	8,917,913
CBOT wheat futures SEP16 (312 contracts)	44,400	0.05	7,647,900
CBOT wheat futures DEC16 (353 contracts)	1,147,650	1.18	8,895,600
Total commodity futures contracts	$5,614,350	5.77%	$84,282,901

			Shares
Exchange-traded funds*
Teucrium Corn Fund	$310,147	0.32%	15,358
Teucrium Soybean Fund	337,629	0.35	18,731
Teucrium Sugar Fund	348,117	0.36	33,074
Teucrium Wheat Fund	337,285	0.35	37,437
Total exchange-traded funds (cost $2,110,321)	$1,333,178	1.38%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

6

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2015

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $2,539,642)	$2,539,642	2.55%	2,539,642

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAY16 (45 contracts)	$16,175	0.02%	$1,956,375

United States sugar futures contracts
ICE sugar futures MAY16 (115 contracts)	151,973	0.15	1,921,696
ICE sugar futures JUL16 (101 contracts)	199,517	0.20	1,656,077
ICE sugar futures MAR17 (114 contracts)	12,566	0.01	1,927,968
Total commodity futures contracts	$380,231	0.38%	$7,462,116

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY16 (1,172 contracts)	$1,910,013	1.92%	$21,359,700
CBOT corn futures JUL16 (988 contracts)	925,750	0.93	18,302,700
CBOT corn futures DEC16 (1,117 contracts)	1,072,787	1.08	21,390,550

United States soybean futures contracts
CBOT soybean futures MAR16 (52 contracts)	30,075	0.03	2,247,050
CBOT soybean futures NOV16 (52 contracts)	208,587	0.21	2,295,150

United States wheat futures contracts
CBOT wheat futures MAR16 (390 contracts)	379,713	0.38	9,291,750
CBOT wheat futures JUL16 (330 contracts)	331,313	0.33	7,973,625
CBOT wheat futures DEC16 (366 contracts)	1,213,438	1.22	9,287,250
Total commodity futures contracts	$6,071,676	6.10%	$92,147,775

Exchange-traded funds*			Shares
Teucrium Corn Fund	$326,157	0.33%	15,538
Teucrium Soybean Fund	331,730	0.33	19,131
Teucrium Sugar Fund	345,281	0.35	34,474
Teucrium Wheat Fund	321,433	0.32	35,137
Total exchange-traded funds (cost $2,126,379)	$1,324,601	1.33%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

7

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(2,562,421)	$(1,222,298)
Net change in unrealized appreciation or depreciation on commodity futures contracts	587,039	(8,403,449)
Interest Income	126,721	8,352
Total loss	(1,848,661)	(9,617,395)

Expenses
Management fees	240,483	303,383
Professional fees	289,151	376,844
Distribution and marketing fees	468,826	252,599
Custodian fees and expenses	60,936	46,456
Business permits and licenses fees	25,690	25,676
General and administrative expenses	58,362	61,751
Brokerage commissions	26,674	26,958
Other expenses	19,788	10,071
Total expenses	1,189,910	1,103,738

Expenses waived by the Sponsor	(35,337)	(100,556)

Total expenses, net	1,154,573	1,003,182

Net loss	$(3,003,234)	$(10,620,577)

The accompanying notes are an integral part of these financial statements.

8

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Operations
Net loss	$(3,003,234)	$(10,620,577)
Capital transactions
Issuance of Shares	9,475,213	4,465,610
Redemption of Shares	(8,742,663)	(30,202,027)
Net change in the cost of the Underlying Funds	670	(231)
Total capital transactions	733,220	(25,736,648)

Net change in net assets	(2,270,014)	(36,357,225)

Net assets, beginning of period	99,601,487	145,351,972

Net assets, end of period	$97,331,473	$108,994,747

The accompanying notes are an integral part of these financial statements.

9

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(3,003,234)	$(10,620,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(587,039)	8,403,449

hanges in operating assets and liabilities:
Due from broker	3,474,052	(5,441,317)
Interest receivable	(492)	2,683
Restricted cash	38,999	-
Other assets	(285,760)	(205,973)
Due to broker	62,786	(60,805)
Management fee payable to Sponsor	(2,314)	(36,528)
Other liabilities	6,229	36,870
Net cash used in operating activities	(296,773)	(7,922,198)

Cash flows from financing activities:
Proceeds from sale of Shares	8,573,958	4,465,610
Redemption of Shares	(8,742,663)	(32,198,212)
Net change in cost of the Underlying Funds	670	(231)
Net cash used in financing activities	(168,035)	(27,732,833)

Net change in cash and cash equivalents	(464,808)	(35,655,031)
Cash and cash equivalents, beginning of period	92,561,610	142,423,637
Cash and cash equivalents, end of period	$92,096,802	$106,768,606

 The accompanying notes are an integral part of these financial statements.

10

NOTES TO COMBINED FINANCIAL STATEMENTS

March 31, 2016

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Given this conversion, beginning with the quarter ended June 30, 2015 and for the year-ended December 31, 2015, the combined statements of operations reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015. Therefore, for the quarter ended March 31, 2015, the Custodian Fees reflected for that period do not include any increase, gross or net of expenses waived by the Sponsor, for the change in service providers discussed above.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2016 and 2015, the Funds recognized $60,936 and $46,456, respectively, for these services, which was recorded in custodian fees and expenses on the combined statements of operations; of these expenses $765 in 2016 and $5,600 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2016 and 2015, the Funds recognized $38,809 and $41,092, respectively, for these services, which was recorded in distribution and marketing fees on the combined statements of operations; of these expenses $336 in 2016 and $3,381 in 2015 were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG was paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the three months ended March 31, 2016 and 2015, the Funds recognized $26,674 and $26,958, respectively, for these services, which was recorded in brokerage commissions on the combined statements of operations and were paid for by the Funds.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2016 and 2015, the Funds did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the combined statements of operations.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on a combined basis in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification and include the accounts of the Trust, CORN, CANE, SOYB, WEAT and TAGS. Refer to the accompanying separate financial statements for each Fund for more detailed information. For the periods represented by the financial statements herein the operations of the Trust contain the results of CORN, SOYB, CANE, WEAT, and TAGS except for eliminations for TAGS as explained below for the months during which each Fund was in operation.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of March 31, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2016 and 2015.

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

CORN: 50,000 shares representing 2 baskets

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets (at minimum level as of March 31, 2016 and December 31, 2015)

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Each Fund that is a series of the Trust has the balance of its assets on deposit with banks. The Trust had a balance of $5,552,887 and $2,539,642 in money market funds at March 31, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand-deposit savings accounts, which is classified as cash and not as cash equivalents. The Funds had a balance of $86,543,915 on March 31, 2016 and $90,021,968 on December 31, 2015 in demand-deposit savings accounts. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the three months ended March 31, 2016 and 2015; such expenses, which are primarily included as distribution and marketing fees, totaled $616,069 in 2016 and $505,669 in 2015; of these amounts, $15,577 in 2016 and $34,145 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the three months ended March 31, 2016 there were $35,337 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $14,980 for CANE and $20,357 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On March 31, 2016 and December 31, 2015, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2016 and year ended December 31, 2015, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Investments in the securities of the Underlying Funds are freely traded and listed on the NYSE Arca. These investments are valued at the NAV of the Underlying Fund as of the valuation date as calculated by the administrator based on the exchange-quoted prices of the commodity futures contracts held by the Underlying Fund

Expenses

Expenses are recorded using the accrual method of accounting.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures.

The FASB issued ASU 2015-10, “Technical Corrections and Improvements.” The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for fiscal years beginning after December 15, 2015. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments are required to be applied retrospectively to all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2015-06, “Earnings per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” The amendments specify how earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated to the various interest holders in a master limited partnership for purposes of calculating earning per unit under the two-class method. The amendments to this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments are required to be applied retrospectively for all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments to this update are effective for periods beginning after December 15, 2015. These amendments are required to be applied retrospectively for all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015:

March 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2016
Cash equivalents	$5,552,887	$-	$-	$5,552,887
Commodity futures contracts
Soybean futures contracts	148,363	-	-	148,363
Sugar futures contracts	361,581	-	-	361,581
Total	$6,062,831	$-	$-	$6,062,831

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2016
Commodity futures contracts
Corn futures contracts	$4,060,650	$-	$-	$4,060,650
Soybean futures contracts	26,225	-	-	26,225
Wheat futures contracts	1,527,475	-	-	1,527,475
Total	$5,614,350	$-	$-	$5,614,350

December 31, 2015
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$2,539,641	$-	$-	$2,539,641
Commodity futures contracts
Soybean futures contracts	16,175	-	-	16,175
Sugar futures contracts	364,056	-	-	364,056
Total	$2,919,872	$-	$-	$2,919,872

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Commodity futures contracts
Corn futures contracts	$3,908,550	$-	$-	$3,908,550
Soybean futures contracts	238,662	-	-	238,662
Wheat futures contracts	1,924,464	-	-	1,924,464
Total	$6,071,676	$-	$-	$6,071,676

For the three months ended March 31, 2016 and year ended December 31, 2015, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2016 and 2015, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2016 and December 31, 2015.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$148,363	$-	$148,363	$26,225	$-	$122,138
Sugar futures contracts	361,581	-	361,581	-	62,786	298,795

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$4,060,650	$-	$4,060,650	$-	$4,060,650	$-
Soybean futures contracts	26,225	-	26,225	26,225	-	-
Wheat futures contracts	1,527,475	-	1,527,475	-	1,527,475	-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$16,175	$-	$16,175	$16,175	$-	$-
Sugar futures contracts	364,056	-	364,056	-	-	364,056

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$3,908,550	$-	$3,908,550	$-	$3,908,550	$-
Soybean futures contracts	238,662	-	238,662	16,175	222,487	-
Wheat futures contracts	1,924,464	-	1,924,464	-	1,924,464	-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended March 31, 2016

	Realized (Loss) Gain on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(2,091,875)	$(152,100)
Soybean futures contracts	100,325	344,625
Sugar futures contracts	(1,758)	(2,475)
Wheat futures contracts	(569,113)	396,989
Total commodity futures contracts	$(2,562,421)	$587,039

Three months ended March 31, 2015

	Realized Gain (Loss) on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$401,862	$(6,052,825)
Soybean futures contracts	(583,375)	56,938
Sugar futures contracts	(333,547)	(218,411)
Wheat futures contracts	(707,238)	(2,189,151)
Total commodity futures contracts	$(1,222,298)	$(8,403,449)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $96.8 million for the three months ended March 31, 2016 and $116.3 million for three months ended March 31, 2015.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

March 31, 2016

	Outstanding Shares	Net Assets
Teucrium Corn Fund	2,750,004	$55,535,024
Teucrium Soybean Fund	600,004	10,814,995
Teucrium Sugar Fund	525,004	5,525,903
Teucrium Wheat Fund	2,825,004	25,451,724
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,337,005
Less: Investment in the Underlying Funds		(1,333,178)
Net for the Fund in the combined net assets of the Trust		3,827
Total		$97,331,473

December 31, 2015

	Outstanding Shares	Net Assets
Teucrium Corn Fund	2,875,004	$61,056,223
Teucrium Soybean Fund	375,004	6,502,552
Teucrium Sugar Fund	550,004	5,508,663
Teucrium Wheat Fund	2,900,004	26,529,260
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,329,390
Less: Investment in the Underlying Funds		(1,324,601)
Net for the Fund in the combined net assets of the Trust		4,789
Total		$99,601,487

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN: On April 29, 2016, the SEC declared effective a subsequent registration statement for the Fund.

SOYB: On April 18, 2016, $13,000 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank.  The balance for Restricted Cash is $129,616 as of this filing.

CANE: Nothing to Report

WEAT: Nothing to Report

TAGS: Nothing to Report

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$54,412,441	$57,110,089
Interest receivable	532	379
Other assets	519,780	505,352
Equity in trading accounts:
Due from broker	4,721,098	7,405,938
Total assets	$59,653,851	$65,021,758

Liabilities
Management fee payable to Sponsor	47,954	53,729
Other liabilities	10,223	3,256
Equity in trading accounts:
Commodity futures contracts	4,060,650	3,908,550
Total liabilities	4,118,827	3,965,535

Net assets	$55,535,024	$61,056,223

Shares outstanding	2,750,004	2,875,004

Net asset value per share	$20.19	$21.24

Market value per share	$20.12	$21.22

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

March 31, 2016
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $3,426,675)	$3,426,675	6.17%	3,426,675

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL16 (1,093 contracts)	$1,670,525	3.01%	$19,441,738
CBOT corn futures SEP16 (925 contracts)	627,200	1.13	16,673,125
CBOT corn futures DEC16 (1,056 contracts)	1,762,925	3.17	19,470,000
Total commodity futures contracts	$4,060,650	7.31%	$55,584,863

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2015

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $899,313)	$899,313	1.47%	899,313

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY16 (1,172 contracts)	$1,910,013	3.13%	$21,359,700	,
CBOT corn futures JUL16 (988 contracts)	925,750	1.52	18,302,700
CBOT corn futures DEC16 (1,117 contracts)	1,072,787	1.76	21,390,550
Total commodity futures contracts	$3,908,550	6.41%	$61,052,950

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$(2,091,875)	$401,862
Net change in unrealized appreciation or depreciation on commodity futures contracts	(152,100)	(6,052,825)
Interest income	77,111	6,813
Total loss	(2,166,864)	(5,644,150)

Expenses
Management fees	145,452	225,318
Professional fees	231,825	270,000
Distribution and marketing fees	288,850	168,065
Custodian fees and expenses	41,260	31,856
Business permits and licenses fees	4,550	13,102
General and administrative expenses	33,505	38,800
Brokerage commissions	18,200	23,250
Other expenses	9,710	2,663
Total expenses	773,352	773,054

Total expenses, net	773,352	773,054

Net loss	$(2,940,216)	$(6,417,204)

Net loss per share	$(1.05)	$(1.87)
Net loss per weighted average share	$(1.07)	$(1.82)
Weighted average shares outstanding	2,760,444	3,529,448

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Operations
Net loss	$(2,940,216)	$(6,417,204)
Capital transactions
Issuance of Shares	2,128,600	-
Redemption of Shares	(4,709,583)	(22,828,536)
Total capital transactions	(2,580,983)	(22,828,536)
Net change in net assets	(5,521,199)	(29,245,740)

Net assets, beginning of period	$61,056,223	$108,459,507

Net assets, end of period	$55,535,024	$79,213,767

Net asset value per share at beginning of period	$21.24	$26.62

Net asset value per share at end of period	$20.19	$24.75

Creation of Shares	100,000	-
Redemption of Shares	225,000	875,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(2,940,216)	$(6,417,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	152,100	6,052,825
Changes in operating assets and liabilities:
Due from broker	2,684,840	(3,511,975)
Interest receivable	(153)	1,971
Other assets	(14,428)	(181,315)
Management fee payable to Sponsor	(5,775)	(27,278)
Other liabilities	6,967	31,831
Net cash used in operating activities	(116,665)	(4,051,145)

Cash flows from financing activities:
Proceeds from sale of Shares	2,128,600	-
Redemption of Shares	(4,709,583)	(24,824,721)
Net cash used in financing activities	(2,580,983)	(24,824,721)

Net change in cash and cash equivalents	(2,697,648)	(28,875,866)
Cash and cash equivalents, beginning of period	57,110,089	106,858,496
Cash and cash equivalents, end of period	$54,412,441	$77,982,630

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Given this conversion, beginning with the quarter ended June 30, 2015 and for the year-ended December 31, 2015, the statements of operations reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015. Therefore, for the quarter ended March 31, 2015, the Custodian Fees reflected for that period do not include any increase, gross or net of expenses waived by the Sponsor, for the change in service providers discussed above.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2016 and 2015, the Fund recognized $41,260 and $31,856, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations and paid for by the Fund.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2016 and 2015, the Fund recognized $19,603 and $30,360, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations and was paid for by the Fund.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG was paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the three months ended March 31, 2016 and 2015, the Fund recognized $18,200 and $23,250, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and was paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2016 and 2015, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of  and for the three months ended March 31, 2016 and 2015.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $3,426,675 and $899,313 in money market funds at March 31, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $50,985,766 as of March 31, 2016 and $56,210,776 as of  December 31, 2015, in demand-deposit savings accounts. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended March 31, 2016 and 2015; such expenses, which are primarily included as distribution and marketing fees, totaled $311,610 in 2016 and $374,328 in 2015 and were paid for by the Fund. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended March 31, 2016 and 2015, there were no expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor.

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

On March 31, 2016 and December 31, 2015, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2016 and for the year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures.

The FASB issued ASU 2015-10, “Technical Corrections and Improvements.” The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for fiscal years beginning after December 15, 2015. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments are required to be applied retrospectively to all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2015-06, “Earnings per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” The amendments specify how earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated to the various interest holders in a master limited partnership for purposes of calculating earning per unit under the two-class method. The amendments to this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments are required to be applied retrospectively for all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments to this update are effective for periods beginning after December 15, 2015. These amendments are required to be applied retrospectively for all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Fund.

33

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015:

March 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2016
Cash equivalents	$3,426,675	$-	$-	$3,426,675

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2016
Corn futures contracts	$4,060,650	$-	$-	$4,060,650

December 31, 2015
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$899,313	$-	$-	$899,313

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Corn futures contracts	$3,908,550	$-	$-	$3,908,550

For the three months ended March 31, 2016 and year ended December 31 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the  Fair Value - Definition and Hierarchy  section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For three months ended March 31, 2016 and 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2016 and December 31, 2015.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$4,060,650	$-	$4,060,650	$-	$4,060,650	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$3,908,550	$-	$3,908,550	$-	$3,908,550	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2016

	Realized Loss on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,091,875)	$(152,100)

Three months ended March 31, 2015

	Realized Gain on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$401,862	$(6,052,825)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $57.8 million for the three months ended March 31, 2016 and $86.2 million for the three months ended March 31, 2015.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2016 and 2015. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2016	March 31, 2015
Net asset value at beginning of period	$21.24	$26.62
Income from investment operations:
Investment income	0.03	-
Net realized and unrealized loss on commodity futures contracts	(0.80)	(1.65)
Total expenses	(0.28)	(0.22)
Net decrease in net asset value	(1.05)	(1.87)
Net asset value at end of period	$20.19	$24.75
Total Return	(4.94)%	(7.02)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.32%	3.44%
Total expense, net	5.32%	3.44%
Net investment loss	(4.79)%	(3.41)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On April 29, 2016, the SEC declared effective a subsequent registration statement for the Fund.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$9,318,902	$5,937,824
Interest receivable	139	51
Restricted cash	142,616	142,616
Other assets	90,354	49,618
Capital shares receivable	901,255	-
Equity in trading accounts:
Commodity futures contracts	148,363	16,175
Due from broker	250,990	604,666
Total equity in trading accounts	399,353	620,841
Total assets	10,852,619	6,750,950

Liabilities
Management fee payable to Sponsor	8,109	5,908
Other liabilities	3,290	3,828
Equity in trading accounts:
Commodity futures contracts	26,225	238,662
Total liabilities	37,624	248,398

Net assets	$10,814,995	$6,502,552

Shares outstanding	600,004	375,004

Net asset value per share	$18.02	$17.34

Market value per share	$18.02	$17.33

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

March 31, 2016

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $532,089)	$532,089	4.92%	532,089

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JUL16 (82 contracts)	$103,013	0.95%	$3,762,775
CBOT soybean futures NOV17 (83 contracts)	45,350	0.42	3,801,400
Total commodity futures contracts	$148,363	1.37%	$7,564,175

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV16 (70 contracts)	$26,225	0.24%	$3,236,625

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$100,325	$(583,375)
Net change in unrealized appreciation or depreciation on commodity futures contracts	344,625	56,938
Interest income	11,127	349
Total income (loss)	456,077	(526,088)

Expenses
Management fees	21,369	21,452
Professional fees	10,787	19,347
Distribution and marketing fees	36,069	39,684
Custodian fees and expenses	4,217	3,000
Business permits and licenses fees	4,536	1,398
General and administrative expenses	5,816	4,347
Brokerage commissions	1,068	1,371
Other expenses	2,622	2,240
Total expenses	86,484	92,839

Expenses waived by the Sponsor	-	(49,150)

Total expenses, net	86,484	43,689

Net income (loss)	$369,593	$(569,777)

Net income (loss) per share	$0.68	$(1.17)
Net income (loss) per weighted average share	$0.75	$(1.33)
Weighted average shares outstanding	490,938	428,337

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Operations
Net income (loss)	$369,593	$(569,777)
Capital transactions
Issuance of Shares	3,942,850	-
Redemption of Shares	-	(5,010,929)
Total capital transactions	3,942,850	(5,010,929)
Net change in net assets	4,312,443	(5,580,706)

Net assets, beginning of period	$6,502,552	$11,956,149

Net assets, end of period	$10,814,995	$6,375,443

Net asset value per share at beginning of period	$17.34	$20.79

Net asset value per share at end of period	$18.02	$19.62

Creation of Shares	225,000	-
Redemption of Shares	-	250,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income (loss)	$369,593	$(569,777)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(344,625)	(56,938)
Changes in operating assets and liabilities:
Due from broker	353,676	153,100
Interest receivable	(88)	347
Other assets	(40,736)	(5,572)
Management fee payable to Sponsor	2,201	(4,667)
Other liabilities	(538)	3,939
Net cash provided by (used in) operating activities	339,483	(479,568)

Cash flows from financing activities:
Proceeds from sale of Shares	3,041,595	-
Redemption of Shares	-	(5,010,929)
Net cash provided by (used in) financing activities	3,041,595	(5,010,929)

Net change in cash and cash equivalents	3,381,078	(5,490,497)
Cash and cash equivalents, beginning of period	5,937,824	11,505,788
Cash and cash equivalents, end of period	$9,318,902	$6,015,291

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Given this conversion, beginning with the quarter ended June 30, 2015 and for the year-ended December 31, 2015, the statements of operations reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015. Therefore, for the quarter ended March 31, 2015, the Custodian Fees reflected for that period do not include any increase, gross or net of expenses waived by the Sponsor, for the change in service providers discussed above.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2016 and 2015, the Fund recognized $4,217 and $3,000, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $0 in 2016 and $3,000 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2016 and 2015, the Fund recognized $3,597 and $2,556, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $0 in 2016 and $2,556 in 2015 were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG was paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the three months ended March 31, 2016 and 2015, the Fund recognized $1,068 and $1,371 , respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2016 and 2015, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of  and for the three months ended March 31, 2016 and 2015.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $532,089 and $161,718 in money market funds at March 31, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $8,786,813 as of March 31, 2016 and $5,776,106 as of December 31, 2015 in demand-deposit savings accounts. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended March 31, 2016 and 2015; such expenses, which are primarily included as distribution and marketing fees, totaled $56,821 in 2016 and $31,140 in 2015; of these amounts, $0 in 2016 and $23,639 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended March 31, 2016, there were no expenses identified on the statements of operations of the Fund as expenses that were waived by the Sponsor.

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

On March 31, 2016 and December 31, 2015, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2016 and for the year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures.

The FASB issued ASU 2015-10, “Technical Corrections and Improvements.” The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for fiscal years beginning after December 15, 2015. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments are required to be applied retrospectively to all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2015-06, “Earnings per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” The amendments specify how earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated to the various interest holders in a master limited partnership for purposes of calculating earning per unit under the two-class method. The amendments to this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments are required to be applied retrospectively for all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments to this update are effective for periods beginning after December 15, 2015. These amendments are required to be applied retrospectively for all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015:

March 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2016
Cash equivalents	$532,089	$—	$—	$532,089
Soybean futures contracts	148,363	—	—	148,363
Total	$680,452	$—	$—	$680,452

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2016
Soybean futures contracts	$26,225	$—	$—	$26,225

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$161,718	$—	$—	$161,718
Soybean futures contracts	16,175	—	—	16,175
Total	$177,893	$—	$—	$177,893

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Soybean futures contracts	$238,662	$—	$—	$238,662

For the three months ended March 31, 2016 and year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.
Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For three months ended March 31, 2016 and 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2016 and December 31, 2015.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$148,363	$-	$148,363	$26,225	$-	$122,138

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Soybean futures contracts	$26,225	$-	$26,225	$26,225	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Soybean futures contracts	$16,175	$-	$16,175	$16,175	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$238,662	$-	$238,662	$16,175	$222,487	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended March 31, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$100,325	$344,625

Three months ended March 31, 2015

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$(583,375)	$56,938

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $9.4 million for the three months ended March 31, 2016 and $7.6 million for the three months ended March 31, 2015.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2016 and 2015. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Three months ended March 31, 2016	Three months ended March 31, 2015
Net asset value at beginning of period	$17.34	$20.79
Income from investment operations:
Investment income	0.02	0.00
Net realized and unrealized gain (loss) on commodity futures contracts	0.84	(1.07)
Total expenses	(0.18)	(0.10)
Net increase (decrease) in net asset value	0.68	(1.17)
Net asset value at end of period	$18.02	$19.62
Total Return	3.92%	(5.63)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.05%	4.37%
Total expenses, net	4.05%	2.06%
Net investment loss	(3.53)%	(2.04)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On April 18, 2016, $13,000 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank.  The balance for Restricted Cash is $129,616 as of this filing.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$5,041,097	$4,932,791
Interest receivable	148	49
Restricted cash	126,068	142,457
Other assets	64,328	11,942
Equity in trading accounts:
Commodity futures contracts	361,581	364,056
Due from broker	-	58,431
Total equity in trading accounts	361,581	422,487
Total assets	5,593,222	5,509,726

Liabilities
Management fee payable to Sponsor	3,783	-
Other liabilities	750	1,063
Equity in trading accounts:
Due to broker	62,786	-
Total liabilities	67,319	1,063

Net assets	$5,525,903	$5,508,663

Shares outstanding	525,004	550,004

Net asset value per share	$10.53	$10.02

Market value per share	$10.55	$10.06

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

March 31, 2016

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $600,487)	$600,487	10.87%	600,487

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL16 (111 contracts)	$172,659	3.12%	$1,920,744
ICE sugar futures OCT16 (95 contracts)	90,642	1.64%	1,660,904
ICE sugar futures MAR17 (108 contracts)	98,280	1.78%	1,940,198
Total commodity futures contracts	$361,581	6.54%	$5,521,846

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(1,758)	$(333,547)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(2,475)	(218,411)
Interest income	5,861	182
Total income (loss)	1,628	(551,776)

Expenses
Management fees	11,468	6,486
Professional fees	2,904	11,953
Distribution and marketing fees	23,637	7,280
Custodian fees and expenses	-	2,000
Business permits and licenses fees	757	-
General and administrative expenses	1,205	302
Brokerage commissions	1,079	-
Other expenses	1,283	496
Total expenses	42,333	28,517

Expenses waived by the Sponsor	(14,980)	(16,416)

Total expenses, net	27,353	12,101

Net loss	$(25,725)	$(563,877)

Net income (loss) income per share	$0.51	$(2.27)
Net loss income per weighted average share	$(0.05)	$(2.34)
Weighted average shares outstanding	475,828	240,560

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Operations
Net loss	$(25,725)	$(563,877)
Capital transactions
Issuance of Shares	1,853,805	291,925
Redemption of Shares	(1,810,840)	-
Total capital transactions	42,965	291,925
Net change in net assets	17,240	(271,952)

Net assets, beginning of period	$5,508,663	$2,661,212

Net assets, end of period	$5,525,903	$2,389,260

Net asset value per share at beginning of period	$10.02	$11.83

Net asset value per share at end of period	$10.53	$9.56

Creation of Shares	175,000	25,000
Redemption of Shares	200,000	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(25,725)	$(563,877)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	2,475	218,411
Changes in operating assets and liabilities:
Due from broker	58,431	(224,224)
Interest receivable	(99)	11
Restricted cash	16,389	-
Other assets	(52,386)	(5,039)
Due to broker	62,786	-
Management fee payable to Sponsor	3,783	-
Other liabilities	(313)	(470)
Net cash provided by (used in) operating activities	65,341	(575,188)

Cash flows from financing activities:
Proceeds from sale of Shares	1,853,805	291,925
Redemption of Shares	(1,810,840)	-
Net cash provided by financing activities	42,965	291,925

Net change in cash and cash equivalents	108,306	(283,263)
Cash and cash equivalents, beginning of period	4,932,791	2,489,338
Cash and cash equivalents, end of period	$5,041,097	$2,206,075

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

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

On June 17, 2011, the Fund’s registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “CANE.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on ICE. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. On June 30, 2014, a subsequent registration for CANE was declared effective by the SEC.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Given this conversion, beginning with the quarter ended June 30, 2015 and for the year-ended December 31, 2015, the statements of operations reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015. Therefore, for the quarter ended March 31, 2015, the Custodian Fees reflected for that period do not include any increase, gross or net of expenses waived by the Sponsor, for the change in service providers discussed above.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2016 and 2015, the Fund recognized $0 and $2,000, respectively,  for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $0 in 2016 and $2,000 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2016 and 2015, the Fund recognized $2,559 and $673, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $0 in 2016 and $470 in 2015 were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG was paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the three months ended March 31, 2016 and 2015, the Fund recognized $1,079 and $0, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2016 and 2015, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of March 31, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of  and for the three months ended March 31, 2016 and 2015.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $600,487 and $297,460 in money market funds at March 31, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $4,440,610 as of March 31, 2016 and $4,635,331 as of December 31, 2015 in a demand-deposit savings account. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended March 31, 2016 and 2015, such expenses, which are primarily included as distribution and marketing fees, totaled $41,573 in 2016 and $8,266 in 2015; of these amounts, $10,283 in 2016 and $6,129 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended March 31, 2016, there were $14,980 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three months ended March 31, 2015, there were $16,416 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On March 31, 2016 and December 31, 2015, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2016 and year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures.

The FASB issued ASU 2015-10, “Technical Corrections and Improvements.” The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for fiscal years beginning after December 15, 2015. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments are required to be applied retrospectively to all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2015-06, “Earnings per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” The amendments specify how earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated to the various interest holders in a master limited partnership for purposes of calculating earning per unit under the two-class method. The amendments to this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments are required to be applied retrospectively for all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments to this update are effective for periods beginning after December 15, 2015. These amendments are required to be applied retrospectively for all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015:

March 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2016
Cash equivalents	$600,487	$-	$-	$600,487
Sugar futures contracts	361,581	-	-	361,581
Total	$962,068	$-	$-	$962,068

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$297,460	$-	$-	$297,460
Sugar futures contracts	364,056	-	-	364,056
Total	$661,516	$-	$-	$661,5165

For the three months ended March 31, 2016 and year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2016 and 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2016 and December 31, 2015.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Sugar futures contracts	$361,581	$-	$361,581	$-	$62,786	$298,795

Offsetting of Financial Assets and Derivative Assets as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Sugar futures contracts	$364,056	$-	$364,056	$-	$-	$364,056

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(1,758)	$(2,475)

Three months ended March 31, 2015

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(333,547)	$(218,411)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $4.7 million for the three months ended March 31, 2016 and $2.6 million for the three months ended March 31, 2015.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2016 and 2015. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2016	March 31, 2015
Net asset value at beginning of period	$10.02	$11.83
Income from investment operations:
Investment income	0.01	-
Net realized and unrealized gain (loss) on commodity futures contracts	0.56	(2.22)
Total expenses	(0.06)	(0.05)
Net increase (decrease) in net asset value	0.51	(2.27)
Net asset value at end of period	$10.53	$9.56
Total Return	5.09%	(19.19)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.69%	4.28%
Total expenses, net	2.39%	1.82%
Net investment loss	(1.87)%	(1.79)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2016	December 31, 2015
Assets	(Unaudited)

Cash and cash equivalents	$23,321,876	$24,579,091
Interest receivable	449	297
Restricted cash	-	22,610
Other assets	333,294	153,564
Equity in trading accounts:
Due from broker	3,344,283	3,721,388
Total assets	26,999,902	28,476,950

Liabilities
Management fee payable to Sponsor	20,703	23,226
Equity in trading accounts:
Commodity futures contracts	1,527,475	1,924,464
Total liabilities	1,548,178	1,947,690

Net assets	$25,451,724	$26,529,260

Shares outstanding	2,825,004	2,900,004

Net asset value per share	$9.01	$9.15

Market value per share	$9.00	$9.14

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS
March 31, 2016

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $991,150)	$991,150	3.89%	991,150

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL16 (371 contracts)	$335,425	1.32%	$8,917,913
CBOT wheat futures SEP16 (312 contracts)	44,400	0.17	7,647,900
CBOT wheat futures DEC16 (353 contracts)	1,147,650	4.51	8,895,600
Total commodity futures contracts	$1,527,475	6.00%	$25,461,413

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS
December 31, 2015

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $1,179,366)	$1,179,336	4.45%	1,179,336

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY16 (390 contracts)	$379,713	1.43%	$9,921,750
CBOT wheat futures JUL16 (330 contracts)	331,313	1.25	7,973,625
CBOT wheat futures DEC16 (366 contracts)	1,213,438	4.57	9,287,250
Total commodity futures contracts	$1,924,464	7.25%	$26,552,625

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Income
Realized and unrealized loss on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(569,113)	$(707,238)
Net change in unrealized appreciation or depreciation on commodity futures contracts	396,989	(2,189,151)
Interest income	32,620	1,010
Total loss	(139,504)	(2,895,379)

Expenses
Management fees	62,194	50,127
Professional fees	41,207	72,877
Distribution and marketing fees	114,327	31,709
Custodian fees and expenses	14,694	9,000
Business permits and licenses fees	3,732	676
General and administrative expenses	17,377	15,488
Brokerage commissions	6,219	2,337
Other expenses	6,000	4,499
Total expenses	265,750	186,713

Expenses waived by the Sponsor	-	(14,300)

Total expenses, net	265,750	172,413

Net loss	$(405,254)	$(3,067,792)

Net loss per share	$(0.14)	$(1.81)
Net loss per weighted average share	$(0.15)	$(1.69)
Weighted average shares outstanding	2,785,718	1,812,504

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Operations
Net loss	$(405,254)	$(3,067,792)
Capital transactions
Issuance of Shares	1,549,958	4,173,685
Redemption of Shares	(2,222,240)	(2,362,562)
Total capital transactions	(672,282)	1,811,123
Net change in net assets	(1,077,536)	(1,256,669)

Net assets, beginning of period	$26,529,260	$22,263,457

Net assets, end of period	$25,451,724	$21,006,788

Net asset value per share at beginning of period	$9.15	$12.72

Net asset value per share at end of period	$9.01	$10.91

Creation of Shares	175,000	375,000
Redemption of Shares	250,000	200,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(405,254)	$(3,067,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(396,989)	2,189,151
Changes in operating assets and liabilities:
Due from broker	377,105	(1,858,218)
Interest receivable	(152)	354
Restricted cash	22,610	-
Other assets	(179,730)	(15,922)
Due to broker	-	(60,805)
Management fee payable to Sponsor	(2,523)	(4,583)
Other liabilities	-	1,570
Net cash used in operating activities	(584,933)	(2,816,245)

Cash flows from financing activities:
Proceeds from sale of Shares	1,549,958	4,173,685
Redemption of Shares	(2,222,240)	(2,362,562)
Net cash (used in) provided by financing activities	(672,282)	1,811,123

Net change in cash and cash equivalents	(1,257,215)	(1,005,122)
Cash and cash equivalents, beginning of period	24,579,091	21,568,368
Cash and cash equivalents, end of period	$23,321,876	$20,563,246

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Given this conversion, beginning with the quarter ended June 30, 2015 and for the year-ended December 31, 2015, the statements of operations reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015. Therefore, for the quarter ended March 31, 2015, the Custodian Fees reflected for that period do not include any increase, gross or net of expenses waived by the Sponsor, for the change in service providers discussed above.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2016 and 2015, the Fund recognized $14,694 and $9,000, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations and paid for by the Fund.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2016 and 2015, the Fund recognized $12,714 and $7,148, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations and paid for by the Fund.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG was paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the three months ended March 31, 2016 and 2015, the Fund recognized $6,219 and $2,337, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2016 and 2015, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of  and for the three months ended March 31, 2016 and 2015.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $991,150 and $1,179,336 in money market funds at March 31, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $22,330,726 as of March 31, 2016 and $23,399,755 as of December 31, 2015 in a demand-deposit savings account. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended March 31, 2016 and 2015, such expenses, which are primarily included as distribution and marketing fees, totaled $200,770 in 2016 and $87,557 in 2015 and was paid for by the Fund. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended March 31, 2016, there were no expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. For the three months ended March 31, 2015, there were $14,300 in expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On March 31, 2016 and December 31, 2015, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2016 and year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures.

The FASB issued ASU 2015-10, “Technical Corrections and Improvements.” The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for fiscal years beginning after December 15, 2015. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments are required to be applied retrospectively to all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2015-06, “Earnings per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” The amendments specify how earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated to the various interest holders in a master limited partnership for purposes of calculating earning per unit under the two-class method. The amendments to this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments are required to be applied retrospectively for all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments to this update are effective for periods beginning after December 15, 2015. These amendments are required to be applied retrospectively for all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015:

March 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2016
Cash equivalents	$991,150	$-	$-	$991,150

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2016
Wheat futures contracts	$1,527,475	$-	$-	$1,527,475

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$1,179,336	$-	$-	$1,179,336

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Wheat futures contracts	$1,924,464	$-	$-	$1,924,464,

For the three months ended March 31, 2016 and year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.
Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2016 and 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2016 and December 31, 2015.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Wheat futures contracts	$1,527,475	$-	$1,527,475	$-	$1,527,475	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Wheat futures contracts	$1,924,464	$-	$1,924,464	$-	$1,924,464	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(569,113)	$396,989

Three months ended March 31, 2015

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(707,238)	$(2,189,151)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $24.9 million for the three months ended March 31, 2016 and $19.9 million for the three months ended March 31, 2015.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2016 and 2015. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2016	March 31, 2015
Net asset value at beginning of period	$9.15	$12.72
Loss from investment operations:
Investment income	0.01	0.00
Net realized and unrealized loss on commodity futures contracts	(0.06)	(1.71)
Total expenses, net	(0.09)	(0.10)
Net decrease in net asset value, net of expenses waived by the Sponsor	(0.14)	(1.81)
Net asset value at end of period	$9.01	$10.91
Total Return	(1.53)%	(14.23)%
Ratios to Average Net Assets
Total expenses	4.27%	3.72%
Total expenses, net	4.27%	3.44%
Net investment loss	(3.75)%	(3.42)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash equivalents	$2,486	$1,815
Other assets	1,454	2,974
Equity in trading accounts:
Investments in securities, at fair value (cost $2,110,321 and $2,126,379 as of March 31, 2016 and December 31, 2015, respectively)	1,333,178	1,324,601
Total assets	$1,337,118	$1,329,390

Liabilities
Other liabilities	113	-
Total liabilities	113	-

Net assets	$1,337,005	$1,329,390

Shares outstanding	50,002	50,002

Net asset value per share	$26.74	$26.59

Market value per share	$26.50	$26.47

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

March 31, 2016

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$310,147	23.20%	15,358
Teucrium Soybean Fund	337,629	25.25	18,731
Teucrium Sugar Fund	348,117	26.04	33,074
Teucrium Wheat Fund	337,285	25.23	37,437
Total exchange-traded funds (cost $2,110,321)	$1,333,178	99.72%

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $2,486)	$2,486	0.19%	2,486

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(15,388)	$(72,186)
Net change in unrealized appreciation or depreciation on securities	24,635	(112,032)
Interest income (loss)	2	(2)
Total income (loss)	9,249	(184,220)

Expenses
Professional fees	2,428	2,667
Distribution and marketing fees	5,943	5,861
Custodian fees and expenses	765	600
Business permits and licenses fees	12,115	10,500
General and administrative expenses	459	2,814
Brokerage commissions	108	-
Other expenses	173	173
Total expenses	21,991	22,615

Expenses waived by the Sponsor	(20,357)	(20,690)

Total expenses, net	1,634	1,925

Net income (loss)	$7,615	$(186,145)

Net income (loss) per share	$0.15	$(3.72)
Net income (loss) per weighted average share	$0.15	$(3.72)
Weighted average shares outstanding	50,002	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Operations
Net income (loss)	$7,615	$(186,145)
Net change in net assets	7,615	(186,145)

Net assets, beginning of period	$1,329,390	$1,652,749

Net assets, end of period	$1,337,005	$1,466,604

Net asset value per share at beginning of period	$26.59	$33.05

Net asset value per share at end of period	$26.74	$29.33

Creation of Shares	-	-
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income (loss)	$7,615	$(186,145)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on securities	(24,635)	112,032
Changes in operating assets and liabilities:
Net sales of investments in securities	16,058	71,955
Other assets	1,520	1,875
Other liabilities	113	-
Net cash provided by (used in) operating activities	671	(283)

Net change in cash and cash equivalents	671	(283)
Cash equivalents, beginning of period	1,815	1,647
Cash equivalents, end of period	$2,486	$1,364

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Note 1 – Organization and Operation

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

The investment objective of the TAGS is to have the daily changes in percentage terms of the (“NAV”) of its “Shares” reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (collectively, the “Underlying Funds”).  The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Given this conversion, beginning with the quarter ended June 30, 2015 and for the year-ended December 31, 2015, the statements of operations reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015. Therefore, for the quarter ended March 31, 2015, the Custodian Fees reflected for that period do not include any increase, gross or net of expenses waived by the Sponsor, for the change in service providers discussed above.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2016 and 2015, the Fund recognized $765 and $600, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $765 in 2016 and $600 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2016 and 2015, the Fund recognized $336 and $355, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $336 in 2016 and $355 in 2015 were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG was paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. The Bank of New York Mellon serves as the broker for the Fund. For the three months ended March 31, 2016 and 2015, the Fund recognized $108 and $0, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2016 and 2015, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2016 and 2015.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $2,486 and $1,815 in money market funds at March 31, 2016 and December 31, 2015, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee Allocation of Expenses and Related Party Transactions

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the three months ended March 31, 2016 and 2015 such expenses, which are primarily included as distribution and marketing fees, totaled $5,294 in 2016 and $4,377 in 2015; all of these expenses were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the three months ended March 31, 2016, there were $20,357 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three months ended March 31, 2015, there were $20,690 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures.

The FASB issued ASU 2015-10, “Technical Corrections and Improvements.” The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for fiscal years beginning after December 15, 2015. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The ASU amends ASC 820 to create a practical expedient to measure the fair value of investments in certain entities that do not have a quoted market price but calculate net asset value per share or its equivalent. In addition, the amendments to ASC 820 provide guidance on classifying investments that are measured using the practical expedient in the fair value hierarchy and require specific disclosures for eligible investments, regardless of whether the practical expedient has been applied. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. These amendments are required to be applied retrospectively to all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2015-06, “Earnings per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” The amendments specify how earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated to the various interest holders in a master limited partnership for purposes of calculating earning per unit under the two-class method. The amendments to this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments are required to be applied retrospectively for all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments to this update are effective for periods beginning after December 15, 2015. These amendments are required to be applied retrospectively for all periods presented. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20.  A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014 and the adoption did not have a significant impact on the financial statements and disclosures of the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015:

March 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2016
Exchange-traded funds	$1,333,178	$-	$-	$1,333,178
Cash equivalents	2,486	-	-	2,486
Total	$1,335,664	$-	$-	$1,335,664

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Exchange-traded funds	$1,324,601	$-	$-	$1,324,601
Cash equivalents	1,815	-	-	1,815
Total	$1,326,416	$-	$-	$1,326,416

For the three months ended March 31, 2016 and year ended December 31, 2015, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2016 and 2015. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
Per Share Operation Performance	March 31, 2016	March 31, 2015
Net asset value at beginning of period	$26.59	$33.05
Income from investment operations:
Net realized and unrealized gain (loss) on commodity futures contracts	0.18	(3.68)
Total expenses	(0.03)	(0.04)
Net increase (decrease) in net asset value	0.15	(3.72)
Net asset value at end of period	$26.74	$29.33
Total Return	0.56%	(11.26)%
Ratios to Average Net Assets (Annualized)
Total expenses	6.73%	5.88%
Total expenses, net	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

The Funds are designed and managed so that the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for specific futures contracts on designated commodities (each, a “Designated Commodity”) or the closing Net Asset Value per share of the Underlying Funds (as defined below) in the case of TAGS. Each Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts (each, a “Futures Contract”) that expire in a specific month and trade on a specific exchange in the Specified Commodity comprising the Benchmark, as defined below or shares of the Underlying Funds in the case of TAGS. Each Fund also holds United States Treasury Obligations and/or other high credit quality short-term fixed income securities for deposit with the commodity broker of the Funds as margin.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2016, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,093 contracts, JUL16)	$19,441,738	35%
CBOT Corn Futures (925 contracts, SEP16)	16,673,125	30
CBOT Corn Futures (1,056 contracts, DEC16)	19,470,000	35

Total at March 31, 2016	$55,584,863	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (82 contracts, JUL16)	$3,762,775	35%
CBOT Soybean Futures (70 contracts, NOV16)	3,236,625	30
CBOT Soybean Futures (83 contracts, NOV17)	3,801,400	35

Total at March 31, 2016	$10,800,800	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (111 contracts, JUL16)	$1,920,744	35%
ICE Sugar Futures (95 contracts, OCT16)	1,660,904	30
ICE Sugar Futures (108 contracts, MAR17)	1,940,198	35

Total at March 31, 2016	$5,521,846	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (371 contracts, JUL16)	$8,917,913	35%
CBOT Wheat Futures (312 contracts, SEP16)	7,647,900	30
CBOT Wheat Futures (353 contracts, DEC16)	8,895,600	35

Total at March 31, 2016	$25,461,413	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (15,358 shares)	$310,147	24%
Shares of Teucrium Soybean Fund (18,731 shares)	337,629	25
Shares of Teucrium Wheat Fund (37,437 shares)	337,285	25
Shares of Teucrium Sugar Fund (33,074 shares)	348,117	26

Total at March 31, 2016	$1,333,178	100%

The price relationship between the near month Futures Contract to expire and the Benchmark Component Futures Contracts will vary and may impact both the total return of each Fund over time and the degree to which such total return tracks the total return of the price indices related to the commodity of each Fund. In cases in which the near month contract’s price is lower than later-expiring contracts’ prices (a situation known as “contango” in the futures markets), then absent the impact of the overall movement in commodity prices the value of the Benchmark Component Futures Contracts would tend to decline as they approach expiration. In cases in which the near month contract’s price is higher than later-expiring contracts’ prices (a situation known as “backwardation” in the futures markets), then absent the impact of the overall movement in a Fund’s prices the value of the Benchmark Component Futures Contracts would tend to rise as they approach expiration, all other things being equal.

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

Performance Summary

This report covers the periods from January 1 to March 31, 2016 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$21.24
Loss from investment operations:
Investment income	0.03
Net realized and unrealized loss on commodity futures contracts	(0.80)
Total expenses	(0.28)
Net decrease in net asset value	(1.05)
Net asset value end of period	$20.19
Total Return	(4.94)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.32%
Total expenses, net	5.32%
Net investment loss	(4.79)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$17.34
Gain from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	0.84
Total expenses	(0.18)
Net increase in net asset value	0.68
Net asset value at end of period	$18.02
Total Return	3.92%
Ratios to Average Net Assets (Annualized)
Total expenses	4.05%
Total expenses, net	4.05%
Net investment loss	(3.53)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$10.02
Gain from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	0.56
Total expenses	(0.06)
Net increase in net asset value	0.51
Net asset value at end of period	$10.53
Total Return	5.09%
Ratios to Average Net Assets (Annualized)
Total expenses	3.69%
Total expenses, net	2.39%
Net investment loss	(1.87)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$9.15
Loss from investment operations:
Investment income	0.01
Net realized and unrealized loss on commodity futures contracts	(0.06)
Total expenses	(0.09)
Net decrease in net asset value	(0.14)
Net asset value at end of period	$9.01
Total Return	(1.53)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.27%
Total expenses, net	4.27%
Net investment loss	(3.75)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$26.59
Gain from investment operations:
Investment income	0.00
Net realized and unrealized loss on investment transactions	0.18
Total expenses	(0.03)
Net increase in net asset value	0.15
Net asset value at end of period	$26.74
Total Return	0.56%
Ratios to Average Net Assets (Annualized)
Total expenses	6.73%
Total expenses, net	0.50%
Net investment loss	(0.50)%

The performance of each Fund for these periods and the exchange-traded Shares are detailed below in “Results of Operations.” Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2015 and 2016, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net” is after the impact of any expenses waived by the Sponsor.

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

The Sponsor stated in the Forms 10-Q filed on August 10, 2015 and November 9, 2015, the Form 10-K filed on March 15, 2016, in addition to other documents filed with the Securities and Exchange Commission, that it did not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS and U.S. Bank, N.A. for the year 2015 and in future periods.

Given this conversion, beginning with the quarter ended June 30, 2015 and for the year-ended December 31, 2015, the combined statements of operations reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015. Therefore, for the quarter ended March 31, 2015, the Custodian Fees reflected for that period do not include any increase, gross or net of expenses waived by the Sponsor, for the change in service providers discussed above.

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

On March 31, 2016, the Fund had 2,750,004 shares outstanding and net assets of $55,535,024.  This is in comparison to 3,200,004 shares outstanding and net assets of $79,213,767 on March 31, 2015 and 2,875,004 shares outstanding with net assets of $61,056,223 on December 31, 2015.  Shares outstanding decreased by 450,000 and 14% for the period ended March 31, 2016 when compared to March 31, 2015 and decreased by 125,000 and 4% for the period ended March 31, 2016 when compared to December 31, 2015.     This decrease was, in the opinion of management, due to the above average harvests in the U.S. and other areas for the 2015-2016 crop year as well as increased concerns regarding global economic growth, particularly in China. In addition, the decreasing price of oil reduces, to some extent, the producer urgency to use grains, such as corn, as an alternative fuel or fuel additive.

Total net assets for the Fund were $55,535,024 on March 31, 2016 compared to $79,213,767 on March 31, 2015 and $61,056,223 on December 31, 2015. The Net Asset Values (“NAV”) per share related to these balances were $20.19, $24.75 and $21.24 respectively. This represents a decrease in total net assets for the year over year of 30% which was driven by a combination of a decrease in the number of shares outstanding and a change in the NAV per share which decreased by $4.56 or 18%.  When comparing March 31, 2016 with December 31, 2015, there was a decrease in total net assets of 9%, driven by a decrease in total shares outstanding of 4 % and a decrease in the NAV per share of $1.05 or 5%.  The closing prices per share for March 31, 2016 and 2015 and December 31, 2015, as reported by the NYSE Arca, were $20.12, $27.74 and $21.22, respectively.  The change from March 31, 2016 over the same period last year was a 28% decrease, and a 5% decrease from December 31, 2015.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2016 and serves to illustrate the relative changes of these components.

The total loss for the period ended March 31, 2016 was ($2,166,864) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($2,019,875), and by a net change in unrealized depreciation of commodity futures contracts of ($152,100). Total loss was ($5,644,150) in the same period of 2015. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for period ended March 31, 2016 and 2015, respectively, was $77,111 and $6,813.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts.  This change was effective beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Fund’s rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2016 were $773,352 and were virtually flat year over year as expenses for the same period in 2015 were $773,054. This represents a $298 or 0% increase for 2016 over 2015.  The increase was driven by a ($79,866) or 35% decrease in the management fee paid to the Sponsor as a result of lower average net assets, a ($38,175) or 14% decrease in professional fees related to auditing, legal and tax preparation fees, an ($8,552) or 65% decrease in business permits and licenses, ($5,050) or 22% decrease in brokerage commissions due to changes in the roll procedures for certain contracts instituted by the Sponsor, and a ($5,295) or 14% decrease in general and administrative expenses.  These decreases were offset by increases in distribution and marketing expenses of $120,785 or 72%, custodian fees and expenses of $9,404 or 30%, and other expenses of $7,047 or 265%. The total expense ratio gross of expenses waived by the Sponsor for these years was 5.32% in 2016 and 3.44% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the periods ended March 31, 2016 and 2015, the Sponsor waived fees of $0.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the period ended March 31, 2016 and 2015 were $773,352 and $773,054 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 5.32% in 2016 and 3.44% in 2015.

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

On March 31, 2016, the Fund had 600,004 shares outstanding and net assets of $10,814,995.  This is in comparison to 325,004 shares outstanding and net assets of $6,375,443 on March 31, 2015 and 375,004 shares outstanding with net assets of $6,502,552 on December 31, 2015.  Shares outstanding increased by 275,000 and 85% for the period ended March 31, 2016 when compared to March 31, 2015 and increased by 225,000 and 60% for the period ended March 31, 2016 when compared to December 31, 2015.     This increase was, in the opinion of management, due in part to concerns regarding the soybean harvest in Argentina due to heavy rains and resultant crop destruction.

Total net assets for the Fund were $10,814,995 on March 31, 2016 compared to $6,375,443 on March 31, 2015 and $6,502,552 on December 31, 2015. The Net Asset Values (“NAV”) per share related to these balances were $18.02, $19.62 and $17.34 respectively. This represents an increase in total net assets for the year over year of 70% which was driven by a combination of an increase in the number of shares outstanding and a change in the NAV per share which decreased by $1.60 or 8%. When comparing March 31, 2016 with December 31, 2015, there was an increase in total net assets of 66%, driven by an increase in total shares outstanding of 60% and an increase in the NAV per share of $.68 or 4%.  The closing prices per share for March 31, 2016 and 2015 and December 31, 2015, as reported by the NYSE Arca, were $18.02, $19.63 and $17.33, respectively.  The change from March 31, 2016 over the same period last year was a 4% decrease, and a 4% increase from December 31, 2015.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2016 and serves to illustrate the relative changes of these components.

The total income for the period ended March 31, 2016 was $456,077 resulting primarily from the net change in realized gain on commodity futures contracts totaling $100,325 and by a net change in unrealized appreciation of commodity futures contracts of $344,625. Total loss was ($526,088) in the same period of 2015. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for period ended March 31, 2016 and 2015, respectively, was $11,127 and $349.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts.  This change was effective beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Fund’s rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2016 were $86,484 and for the same period in 2015 were $92,839. This represents a $6,355 or 7% decrease for 2016 over 2015.  The decrease for 2016 was driven by an ($83) or 0% decrease in the management fee paid to the Sponsor as a result of lower average net assets, an ($8,560) or 44% decrease in professional fees related to auditing, legal and tax preparation fees, a ($3,615) or 9% decrease in distribution and marketing fees, and a ($303) or 22% decrease in brokerage commissions due to changes in the roll procedures for certain contracts instituted by the Sponsor. These decreases were offset by increases in custodian fees and expenses of $1,217 or 41%, business permits and license fees of $3,138 or 224%, and other expenses of $382 or 17%. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.05% in 2016 and 4.37% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the period ended March 31, 2016, the Sponsor waived fees of $0. For the period ended March 31, 2015, the Sponsor waived fees of $49,150.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the period ended March 31, 2016 and 2015 were $86,484 and $43,689 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 4.05% in 2016 and 2.06% in 2015.

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

On March 31, 2016, the Fund had 525,004 shares outstanding and net assets of $5,525,903.  This is in comparison to 250,004 shares outstanding and net assets of $2,389,260 on March 31, 2015 and 550,004 shares outstanding with net assets of $5,508,663 on December 31, 2015.  Shares outstanding increased by 275,000 and 110% for the period ended March 31, 2016 when compared to March 31, 2015 and decreased by 25,000 and 5% for the period ended March 31, 2016 when compared to December 31, 2015.  This increase over the same period last year was, in the opinion of management, due in part to concerns regarding weather patterns in Asia which may impact sugar production.

Total net assets for the Fund were $5,525,903 on March 31, 2016 compared to $2,389,260 on March 31, 2015 and $5,508,663 on December 31, 2015. The Net Asset Values (“NAV”) per share related to these balances were $10.53, $9.56 and $10.02 respectively. This represents an increase in total net assets for the year over year of 131% which was driven by a combination of an increase in the number of shares outstanding and a change in the NAV per share which increased by $.97 or 10%.  When comparing March 31, 2016 with December 31, 2015, there was an increase in total net assets of .3%, driven by a decrease in total shares outstanding of 5% and an increase in the NAV per share of $.51 or 5%.  The closing prices per share for March 31, 2016 and 2015 and December 31, 2015, as reported by the NYSE Arca, were $10.55, $9.60 and $10.06, respectively.  The change from March 31, 2016 over the same period last year was a 10% increase, and a 5% increase from December 31, 2015.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2016 and serves to illustrate the relative changes of these components.

The total income for the period ended March 31, 2016 was $1,628 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($1,758) and by a net change in unrealized depreciation of commodity futures contracts of ($2,475), which were more than offset by interest and other income. Total loss was ($551,776) in the same period of 2015. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for period ended March 31, 2016 and 2015, respectively, was $5,861 and $182.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts.  This change was effective beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Fund’s rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2016 were $42,333 and for the same period in 2015 were $28,517. This represents a $13,816 or 48% increase for 2016 over 2015, due primarily to higher average assets relative to the other funds in 2016.  The increase for 2016 was driven by a $4,982 or 77% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $16,357 or 225% increase in distribution and marketing fees, an increase in business permits and license fees of $757 or 100%, a $903 or 299% increase in general and administrative expenses, a $1,079 or 100% increase in brokerage commissions and a $787 or 159% increase in other expenses.  These increases were offset by decreases in custodian fees and expenses of $2,000 and professional fees of $9,049 or 76%.  There will be custodian fees recognized by the Fund on a gross basis in future quarters of 2016.  The total expense ratio gross of expenses waived by the Sponsor for these years was 3.69% in 2016 and 4.28% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the period ended March 31, 2016, the Sponsor waived fees of $14,980. For the period ended March 31, 2015, the Sponsor waived fees of $16,416.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the period ended March 31, 2016 and 2015 were $27,353 and $12,101 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 2.39% in 2016 and 1.82% in 2015.

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

On March 31, 2016, the Fund had 2,825,004 shares outstanding and net assets of $25,451,724.  This is in comparison to 1,925,004 shares outstanding and net assets of $21,006,788 on March 31, 2015 and 2,900,004 shares outstanding with net assets of $26,529,260 on December 31, 2015.  Shares outstanding increased by 900,000 and 47% for the period ended March 31, 2016 when compared to March 31, 2015 and decreased by 75,000 and 3% for the period ended March 31, 2016 when compared to December 31, 2015. This increase over 2015 was, in the opinion of management, due in part to the historically low wheat prices across the globe which drove additional investor interest.

Total net assets for the Fund were $25,451,724 on March 31, 2016 compared to $21,006,788 on March 31, 2015 and $26,529,260 on December 31, 2015. The Net Asset Values (“NAV”) per share related to these balances were $9.01, $10.91 and $9.15 respectively. This represents an increase in total net assets for the year over year of 21% which was driven by a combination of an increase in the number of shares outstanding and a change in the NAV per share which decreased by $1.90 or 17%.  When comparing March 31, 2016 with December 31, 2015, there was a decrease in total net assets of 4%, driven by a decrease in total shares outstanding of 3% and a decrease in the NAV per share of $.14 or 2%.  The closing prices per share for March 31, 2016 and 2015 and December 31, 2015, as reported by the NYSE Arca, were $9.00, $10.93 and $9.14, respectively.  The change from March 31, 2016 over the same period last year was an 18% decrease, and a 2% decrease from December 31, 2015.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2016 and serves to illustrate the relative changes of these components.

The total loss for the period ended March 31, 2016 was ($139,504) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($569,113) and by a net change in unrealized appreciation of commodity futures contracts of $396,989. Total loss was ($2,895,379) in the same period of 2015. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for period ended March 31, 2016 and 2015, respectively, was $32,620 and $1,010.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts.  This change was effective beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Fund’s rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2016 were $265,750 and for the same period in 2015 were $186,713. This represents a $79,037 or 42% increase for 2016 over 2015, due primarily to higher average assets relative to the other funds in 2016.  The increase for 2016 was driven by a $12,067 or 24% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $82,618 or 261% increase in distribution and marketing fees, a $5,694 or 63% increase in custodian fees and expenses, an increase in business permits and license fees of $3,056 or 452%, a $1,889 or 12% increase in general and administrative expenses, a $3,882 or 166% increase in brokerage commissions due to an increase in the number of contracts held and a $1,501 or 33% increase in other expenses.  These increases were offset by decreases in professional fees of $31,670 or 43%.  The total expense ratio gross of expenses waived by the Sponsor for these years was 4.27% in 2016 and 3.72% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the period ended March 31, 2016, the Sponsor waived fees of $0. For the period ended March 31, 2015, the Sponsor waived fees of $14,300.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the period ended March 31, 2016 and 2015 were $265,750 and $172,413 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 4.27% in 2016 and 3.44% in 2015.

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

On March 31, 2016, the Fund had 50,002 shares outstanding and net assets of $1,337,005.  This is in comparison to 50,002 shares outstanding and net assets of $1,466,604 on March 31, 2015 and 50,002 shares outstanding with net assets of $1,329,390 on December 31, 2015. The Net Asset Values (“NAV”) per share related to these balances were $26.74, $29.33 and $26.59 respectively. This represents a decrease in total net assets for the year over year of 9% which was the result of a change in the NAV per share which decreased by $2.59 or 9%.  When comparing March 31, 2016 with December 31, 2015, there was a decrease in total net assets of .6%, driven by an increase in the NAV per share of $.15 or .6%.  The closing prices per share for March 31, 2016 and 2015 and December 31, 2015, as reported by the NYSE Arca, were $26.50, $29.34 and $26.47, respectively.  The change from March 31, 2016 over the same period last year was an 10% decrease, and a .1% increase from December 31, 2015.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2016 and serves to illustrate the relative changes of these components.

Total income for the period ended March 31, 2016 was $9,249 resulting from the realized loss on the securities of the Underlying Funds totaling ($15,388) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $24,635.  Total loss for the same period in 2015 was ($184,220). Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark.  Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2016 were $21,991 and for the same period in 2015 were $22,615. This represents a $624 or 3% decrease for 2016 over 2015, due primarily to lower average assets relative to the other funds in 2016.  The decrease for 2016 was driven principally by a ($2,355) or 84% decrease in general and administrative expenses, which was partially offset by an increase in business permits and license fees of $1,615 or 15%.  The total expense ratio gross of expenses waived by the Sponsor for these years was 6.73% in 2016 and 5.88% in 2015.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the period ended March 31, 2016, the Sponsor waived fees of $20,357. For the period ended March 31, 2015, the Sponsor waived fees of $20,690.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the period ended March 31, 2016 and 2015 were $1,634 and $1,925 respectively. The total expense ratio net of expenses waived by the Sponsor periods was .50% in 2016 and .50% in 2015.

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

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2015-16, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 35% of all the corn globally, of which about 12% will be exported.  For 2015-2016, global consumption of 970.8 Million Metric Tons (MMT) is expected to be roughly equal to global production of 972.1 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine.  Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia.  China’s production at 224.6 MMT is approximately 3% larger than its domestic usage.

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

On April 12, 2016 the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2015-16. The USDA has projected the 2015-16 yield to be 168.4 bushels per acre for the U.S, a significant increase over prior years, but slightly down from the 171.0 in 2014-15, with 88.0 million acres planted and 80.7 million harvested. The total domestic supply of corn for 2015-16 is projected to be 15,382 million bushels; usage for the crop year is projected to decrease slightly from last year to 13,521 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory for 2015-16 will be slightly higher than 2014-15 at 1,862 million bushels.  The USDA’s projected 2015-16 “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 50.3 days, up significantly from the 33.4 days for 2013-2014 but up slightly from the 46.0 estimated for 2014-15.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China.  The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2015-2016, the United States will produce approximately 106.0 MMT of soybeans or approximately 33% of estimated world production, with Brazil production at 100 MMT. Argentina is projected to produce about 59 MMT. For 2015-2016, consumption of 316.4 MMT is expected to be surpassed by global production of 320.2 MMT.  If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On April 12, 2016, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2015-16. The USDA has projected the 2015-16 yield to be 48.0 bushels per acre for the U.S, up down from the 47.5 in 2014-15, with 82.7 million acres planted and 81.8 million harvested. The total domestic supply of soybeans for 2015-16 is projected to be 4,150 million bushels; usage for the crop year is projected to fall slightly from 2014-15 to 3,705 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory for 2015-16 will increase significantly over 2014-15 and prior years to 445 million bushels.  The USDA’s projected 2015-16 “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected at 43.8 days, up significantly from the 9.7 days for 2013-2014 and the 18.1 estimated for 2014-15.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India.  The United States Department of Agriculture (“USDA”) estimates that for 2015-2016, that the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 8% of the global production, with just over one-third of that being exported. For 2015-2016, global consumption of 708.7 MMT is estimated to be surpassed by production of 733.1 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On April 12, 2016, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2015-16. The USDA has projected the 2015-16 yield to be 43.6 bushels per acre for the U.S, slightly down from the 43.7 in 2014-15, with 54.6 million acres planted and 47.1 million harvested. The total domestic supply of wheat for 2015-16 is projected to be 2,924 million bushels; usage for the crop year is projected to decrease slightly from 2014-15 to 1,948 million bushels. The USDA projects that the resulting “Ending Stocks” or inventory for 2015-16 will increase over 2014-15 and prior years to 976 million bushels.  The USDA’s projected 2015-16 “Carry-out Days Supply,” which is defined as the Ending Stocks divided by the demand per day, is projected 182.9 days, up from the 88.4 days for 2013-2014 and the 136.3 estimated for 2014-15.

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

Management believes that as of March 31, 2016 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

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

Off Balance Sheet Financing

As of March 31, 2016, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2016 through March 31, 2016 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of March 31, 2016. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	March 31, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2016	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures JUL16	1,093	3.5575	19441738	$ 17,497,564	$ 16,525,477	$ 15,553,390	$ 21,385,912	$ 22,357,999	$ 23,330,086
CBOT Corn Futures SEP16	925	3.605	16673125	$ 15,005,813	$ 14,172,156	$ 13,338,500	$ 18,340,438	$ 19,174,094	$ 20,007,750
CBOT Corn Futures DEC16	1,056	3.6875	19470000	$ 17,523,000	$ 16,549,500	$ 15,576,000	$ 21,417,000	$ 22,390,500	$ 23,364,000
Total CBOT Corn Futures			$ 55,584,863	$ 50,026,377	$ 47,247,134	$ 44,467,890	$ 61,143,349	$ 63,922,592	$ 66,701,836

Shares outstanding			2,750,004	2,750,004	2,750,004	2,750,004	2,750,004	2,750,004	2,750,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$ 20.21	$ 18.19	$ 17.18	$ 16.17	$ 22.23	$ 23.24	$ 24.26
Total Net Asset Value per Share as reported			$ 20.19
Change in the Net Asset Value per Share				$ -2.02	$ -3.03	$ -4.04	$ 2.02	$ 3.03	$ 4.04

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

SOYB:

	March 31, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2016	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JUL16	82	9.1775	$ 3,762,775	$ 3,386,498	$ 3,198,359	$ 3,010,220	$ 4,139,053	$ 4,327,191	$ 4,515,330
CBOT Soybean Futures NOV16	70	9.2475	$ 3,236,625	$ 2,912,963	$ 2,751,131	$ 2,589,300	$ 3,560,288	$ 3,722,119	$ 3,883,950
CBOT Soybean Futures NOV17	83	9.16	$ 3,801,400	$ 3,421,260	$ 3,231,190	$ 3,041,120	$ 4,181,540	$ 4,371,610	$ 4,561,680
Total CBOT Soybean Futures			$ 10,800,800	$ 9,720,720	$ 9,180,680	$ 8,640,640	$ 11,880,880	$ 12,420,920	$ 12,960,960

Shares outstanding			600,004	600,004	600,004	600,004	600,004	600,004	600,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$ 18.00	$ 16.20	$ 15.30	$ 14.40	$ 19.80	$ 20.70	$ 21.60
Total Net Asset Value per Share as reported			$ 18.02
Change in the Net Asset Value per Share				$ -1.80	$ -2.70	$ -3.60	$ 1.80	$ 2.70	$ 3.60

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.97%	9.99%	14.98%	19.97%

CANE:

	March 31, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2016	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures JUL16	111	0.1545	$ 1,920,744	$ 1,728,670	$ 1,632,632	$ 1,536,595	$ 2,112,818	$ 2,208,856	$ 2,304,893
ICE #11 Sugar Futures OCT16	95	0.1561	$ 1,660,904	$ 1,494,814	$ 1,411,768	$ 1,328,723	$ 1,826,994	$ 1,910,040	$ 1,993,085
ICE #11 Sugar Futures NOV17	108	0.1604	$ 1,940,198	$ 1,746,179	$ 1,649,169	$ 1,552,159	$ 2,134,218	$ 2,231,228	$ 2,328,238
Total ICE #11 Sugar Futures			$ 5,521,846	$ 4,969,662	$ 4,693,569	$ 4,417,477	$ 6,074,031	$ 6,350,123	$ 6,626,216

Shares outstanding			525,004	525,004	525,004	525,004	525,004	525,004	525,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$ 10.52	$ 9.47	$ 8.94	$ 8.41	$ 11.57	$ 12.10	$ 12.62
Total Net Asset Value per Share as reported			$ 10.53
Change in the Net Asset Value per Share				$ -1.05	$ -1.58	$ -2.10	$ 1.05	$ 1.58	$ 2.10

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

WEAT:

	March 31, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2016	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures JUL16	371	4.8075	$ 8,917,913	$ 8,026,121	$ 7,580,226	$ 7,134,330	$ 9,809,704	$ 10,255,599	$ 10,701,495
CBOT Wheat Futures SEP16	312	4.9025	$ 7,647,900	$ 6,883,110	$ 6,500,715	$ 6,118,320	$ 8,412,690	$ 8,795,085	$ 9,177,480
CBOT Wheat Futures DEC16	353	5.04	$ 8,895,600	$ 8,006,040	$ 7,561,260	$ 7,116,480	$ 9,785,160	$ 10,229,940	$ 10,674,720
Total CBOT Wheat Futures			$ 25,461,413	$ 22,915,271	$ 21,642,201	$ 20,369,130	$ 28,007,554	$ 29,280,624	$ 30,553,695

Shares outstanding			2,825,004	2,825,004	2,825,004	2,825,004	2,825,004	2,825,004	2,825,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$ 9.01	$ 8.11	$ 7.66	$ 7.21	$ 9.91	$ 10.36	$ 10.82
Total Net Asset Value per Share as reported			$ 9.01
Change in the Net Asset Value per Share				$ -0.90	$ -1.35	$ -1.80	$ 0.90	$ 1.35	$ 1.80

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.01%	10.00%	15.00%	20.01%

TAGS:

	March 31, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2016	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	15,358	20.1945	$ 310,147	$ 279,132	$ 263,625	$ 248,118	$ 341,162	$ 356,669	$ 372,177
Teucrium Soybean Fund	18,731	18.0251	$ 337,629	$ 303,866	$ 286,985	$ 270,103	$ 371,392	$ 388,273	$ 405,155
Teucrium Sugar Fund	33,074	10.5254	$ 348,117	$ 313,305	$ 295,899	$ 278,494	$ 382,929	$ 400,335	$ 417,740
Teucrium Wheat Fund	37,437	9.0094	$ 337,285	$ 303,556	$ 286,692	$ 269,828	$ 371,013	$ 387,878	$ 404,742
Total value of shares of the Underlying Funds			$ 1,333,178	$ 1,199,860	$ 1,133,201	$ 1,066,542	$ 1,466,496	$ 1,533,155	$ 1,599,814

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$ 26.66	$ 24.00	$ 22.66	$ 21.33	$ 29.33	$ 30.66	$ 31.99
Total Net Asset Value per Share as reported			$ 26.74
Change in the Net Asset Value per Share				$ -2.67	$ -4.00	$ -5.33	$ 2.67	$ 4.00	$ 5.33

Percent Change in the Net Asset Value per Share				-9.97%	-14.96%	-19.94%	9.97%	14.96%	19.94%

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

For the three-months ended March 31, 2016, the only counterparty risk to which the Funds were subject was that in association with EFRPs as described above.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 15, 2016.

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

Seasonal fluctuations in the price of corn may cause risk to an investor because of the possibility that Share prices will be depressed because of the corn harvest cycle. In the United States, the corn market is normally at its weakest point, and corn prices are lowest, shortly before and during the harvest (between September and November), due to the high supply of corn in the market. Conversely, corn prices are generally highest during the winter and spring (between December and May), when farmer-owned corn has largely been sold and used. Seasonal corn market peaks generally occur after planting is complete in May or June, and again as harvest begins around August. These normal market conditions are, however, often influenced by weather patterns, and domestic and global economic conditions, among others factors, and any specific year may not necessarily follow the traditional seasonal fluctuations described above. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Corn Futures Contracts expiring in the fall.

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

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013. From June 9, 2010 (the commencement of operations) through March 31, 2016, 11,575,000 Shares of the Fund were sold at an aggregate offering price of $400,998,380. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2016 in an amount equal to $660,456, resulting in net offering proceeds of $400,337,924. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through March 31, 2016, 1,700,000 Shares of the Fund were sold at an aggregate offering price of $38,376,901  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2016 in an amount equal to $52,478, resulting in net offering proceeds of $38,324,423  The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through March 31, 2016, 1,025,000 Shares of the Fund were sold at an aggregate offering price of $15,297,898  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2016 in an amount equal to $19,443, resulting in net offering proceeds of $15,278,455   The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through March 31, 2016, 5,200,000 Shares of the Fund were sold at an aggregate offering price of $70,226,061  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2016 in an amount equal to $95,764, resulting in net offering proceeds of $70,130,297   The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. From March 28, 2012 (the commencement of the offering) through March 31, 2016, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2016 in an amount equal to $6,758, resulting in net offering proceeds of $17,699,820. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2016	75,000	$20.91	N/A	N/A
February 1 to February 29, 2016	50,000	$21.63	N/A	N/A
March 1 to March 31, 2016	100,000	$20.60	N/A	N/A
Total	225,000	$20.93

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2016	100,000	$9.02	N/A	N/A
February 1 to February 29, 2016	150,000	$8.80	N/A	N/A
March 1 to March 31, 2016	-	$-	N/A	N/A
Total	250,000	$8.89

 Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2016	25,000	$9.58	N/A	N/A
February 1 to February 29, 2016	175,000	$8.98	N/A	N/A
March 1 to March 31, 2016	-	$-	N/A	N/A
Total	200,000	$9.05

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

Date: May 10, 2016

