Form 10-Q
period 2016-06-30
Teucrium Commodity Trust
filed 2016-08-09
CIK 1471824

UNITED STATES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of August 5, 2016
Teucrium Corn Fund	4,550,004
Teucrium Sugar Fund	550,004
Teucrium Soybean Fund	650,004
Teucrium Wheat Fund	6,600,004
Teucrium Agricultural Fund	50,002

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

3

4

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$113,791,118	$92,561,610
Interest receivable	2,106	776
Restricted cash	229,684	307,683
Other assets	1,198,404	723,450
Capital shares receivable	821,610	-
Equity in trading accounts:
Commodity futures contracts	2,116,362	380,231
Due from broker	12,544,555	11,790,423
Total equity in trading accounts	14,660,917	12,170,654
Total assets	$130,703,839	$105,764,173

Liabilities
Management fee payable to Sponsor	104,180	82,863
Other liabilities	2,541	8,147
Equity in trading accounts:
Commodity futures contracts	7,057,547	6,071,676
Due to broker	727,637	-
Total equity in trading accounts	7,785,184	6,071,676
Total liabilities	$7,891,905	$6,162,686

Net assets	$122,811,934	$99,601,487

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

June 30, 2016

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $8,553,137)	$8,553,137	6.96%	8,553,137

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV16 (79 contracts)	$765,150	0.62%	$4,555,338
CBOT soybean futures JAN17 (68 contracts)	282,363	0.23	3,904,050
CBOT soybean futures NOV17 (88 contracts)	320,925	0.26	4,371,400

United States sugar futures contracts
ICE sugar futures MAR17 (109 contracts)	525,862	0.43	2,494,094
ICE sugar futures MAR18 (124 contracts)	222,062	0.18	2,474,842
Total commodity futures contracts	$2,116,362	1.72%	$17,799,724

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP16 (1,245 contracts)	$1,017,713	0.83%	$22,752,375
CBOT corn futures DEC16 (1,052 contracts)	1,745,813	1.42	19,527,750
CBOT corn futures DEC17 (1,229 contracts)	893,962	0.73	23,888,688

United States sugar futures contracts
ICE sugar futures MAY17 (98 contracts)	60,346	0.05	2,118,368

United States wheat futures contracts
CBOT wheat futures SEP16 (577 contracts)	1,128,975	0.92	12,852,675
CBOT wheat futures DEC16 (474 contracts)	1,777,563	1.45	11,032,350
CBOT wheat futures DEC17 (489 contracts)	433,175	0.35	12,866,813
Total commodity futures contracts	$7,057,547	5.75%	$105,039,019

			Shares
Exchange-traded funds*
Teucrium Corn Fund	$329,703	0.27%	16,208
Teucrium Soybean Fund	376,694	0.31	17,631
Teucrium Sugar Fund	384,016	0.31	29,724
Teucrium Wheat Fund	342,915	0.28	41,737
Total exchange-traded funds (cost $2,079,394)	$1,433,328	1.17%

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

7

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$574,407	$(6,953,911)	$(1,988,014)	$(8,176,211)
Net change in unrealized appreciation or depreciation on commodity futures contracts	163,222	15,933,261	750,261	7,529,814
Interest Income	148,903	33,932	275,624	42,284
Total income (loss)	886,532	9,013,282	(962,129)	(604,113)

Expenses
Management fees	281,014	277,530	521,497	580,913
Professional fees	258,798	235,703	547,949	612,546
Distribution and marketing fees	499,737	383,699	968,563	636,299
Custodian fees and expenses	74,353	245,359	135,289	291,815
Business permits and licenses fees	17,778	41,446	43,468	67,121
General and administrative expenses	54,778	74,451	113,140	136,202
Brokerage commissions	24,736	4,466	51,410	31,424
Other expenses	20,832	17,527	40,620	27,599
Total expenses	1,232,026	1,280,181	2,421,936	2,383,919

Expenses waived by the Sponsor	(63,219)	(211,211)	(98,556)	(311,767)

Total expenses, net	1,168,807	1,068,970	2,323,380	2,072,152

Net (loss) income	$(282,275)	$7,944,312	$(3,285,509)	$(2,676,265)

The accompanying notes are an integral part of these financial statements.

8

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Operations
Net loss	$(3,285,509)	$(2,676,265)
Capital transactions
Issuance of Shares	42,253,974	21,699,671
Redemption of Shares	(15,763,445)	(34,071,644)
Net change in the cost of the Underlying Funds	5,427	1,159
Total capital transactions	26,495,956	(12,370,814)

Net change in net assets	23,210,447	(15,047,079)

Net assets, beginning of period	99,601,487	145,351,972

Net assets, end of period	$122,811,934	$130,304,893

The accompanying notes are an integral part of these financial statements.

9

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(3,285,509)	$(2,676,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(750,261)	(7,529,814)

Changes in operating assets and liabilities:
Due from broker	(754,133)	(2,235,306)
Interest receivable	(1,331)	9,138
Restricted cash	77,999	-
Other assets	(474,954)	(286,274)
Due to broker	727,637	676,745
Management fee payable to Sponsor	21,317	(40,736)
Other liabilities	(5,603)	85,638
Net cash used in operating activities	(4,444,838)	(11,996,874)

Cash flows from financing activities:
Proceeds from sale of Shares	41,432,364	21,699,671
Redemption of Shares	(15,763,445)	(36,067,829)
Net change in cost of the Underlying Funds	5,427	1,159
Net cash provided by (used in) financing activities	25,674,346	(14,366,999)

Net change in cash and cash equivalents	21,229,508	(26,363,873)
Cash and cash equivalents, beginning of period	92,561,610	142,423,637
Cash and cash equivalents, end of period	$113,791,118	$116,059,764

 The accompanying notes are an integral part of these financial statements.

10

NOTES TO COMBINED FINANCIAL STATEMENTS

June 30, 2016

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

On June 5, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. On April 29, 2016 a subsequent registration statement for CORN was declared effective by the SEC.

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. On June 30, 2014, subsequent registration statements for CANE, SOYB and WEAT were declared effective by the SEC. On July 15, 2016, a subsequent registration statement for WEAT was declared effective.  This registration statement for WEAT registered an additional 24,050,000 shares; therefore as of July 15, 2016 has 25,350,000 available.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Given this conversion, beginning with the quarter ended June 30, 2015 and for the year-ended December 31, 2015, the combined statements of operations reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund. The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015. Therefore, for the quarter ended June 30, 2015, the Custodian Fees reflected for that period do not include any increase, gross or net of expenses waived by the Sponsor, for the change in service providers discussed above.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2016 and 2015, the Funds recognized $74,353 and $245,359, respectively, for these services, which are recorded in custodian fees and expenses on the combined statements of operations; of these expenses $6,279 in 2016 and 182,400 in 2015 were waived by the Sponsor. For the six months ended June 30, 2016 and 2015, the Funds recognized $135,289 and $291,815, respectively, for these services, which were recorded in custodian fees and expenses on the combined statements of operations; of these expenses $7,044 in 2016 and $188,000 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2016 and 2015, the Funds recognized $35,234 and $36,657, respectively, for these services, which was recorded in distribution and marketing fees on the combined statements of operations; of these expenses $2,657 in 2016 and $314 in 2015 were waived by the Sponsor. For the six months ended June 30, 2016 and 2015, the Funds recognized $74,043 and $77,749, respectively, for these services, which was recorded in distribution and marketing fees on the combined statements of operations; of these expenses $2,993 in 2016 and $3,695 in 2015 were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG was paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the three months ended June 30, such expenses, which are recorded in brokerage commissions on the combined statements of operations, totaled $24,736 in 2016 and $4,466 in 2015 for these services and was paid by the Funds. For the six months ended June 30, 2016 and 2015, the Funds recognized $51,410 and $31,424, respectively, for these services, which was recorded in brokerage commissions on the combined statements of operations and were paid for by the Funds.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the six months ended June 30, 2016 and 2015, the Funds did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the combined statements of operations.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of June 30, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the six months ended June 30, 2016 and 2015.

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

CORN: 50,000 shares representing 2 baskets

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets (at minimum level as of June 30, 2016 and December 31, 2015)

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Each Fund that is a series of the Trust has the balance of its assets on deposit with banks. The Trust had a balance of $8,553,137 and $2,539,642 in money market funds at June 30, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand-deposit savings accounts, which is classified as cash and not as cash equivalents. The Funds had a balance of $105,237,981 on June 30, 2016 and $90,021,968 on December 31, 2015 in demand-deposit savings accounts. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Fund's sponsor, Teucrium Trading, LLC (the "Sponsor"), is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the three months ended June 30, 2016 and 2015; such expenses, which are primarily included as distribution and marketing fees, totaled  $385,990 and $343,896 in 2015; of these amounts, $28,477 in 2016 and $7,626 in 2015, were waived by the Sponsor. For the six months ended June 30, 2016 and 2015; such expenses, which are primarily included as distribution and marketing fees, totaled $1,002,060 in 2016 and $849,565 in 2015; of these amounts, $44,055 in 2016 and $41,771 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the three months ended June 30, 2016, there were $63,219 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor.  These were specifically: $58,406 for CANE and $4,813 for TAGS.  The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three months ended June 30, 2015, there were $211,211 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor.  These were specifically: $65,022 for SOYB, $71,409 for CANE, $17,000 for WEAT and $57,780 for TAGS.  The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2016 there were $98,556 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $73,386 for CANE and $25,170 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On June 30, 2016 and December 31, 2015, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the six months ended June 30, 2016 and year ended December 31, 2015, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Investments in the securities of the Underlying Funds are freely traded and listed on the NYSE Arca. These investments are valued at the NAV of the Underlying Fund as of the valuation date as calculated by the administrator based on the exchange-quoted prices of the commodity futures contracts held by the Underlying Fund

Expenses

Expenses are recorded using the accrual method of accounting.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The amendments in this update are effective immediately. The Sponsor has analyzed the ASU and its amendments and does not expect the adoption will have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendment in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This update will not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015:

June 30, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2016
Cash equivalents	$8,553,137	$-	$-	$8,553,137
Commodity futures contracts
Soybean futures contracts	1,368,438	-	-	1,368,438
Sugar futures contracts	747,924	-	-	747,924
Total	$10,669,499	$-	$-	$10,669,499

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2016
Commodity futures contracts
Corn futures contracts	$3,657,488	$-	$-	$3,657,488
Sugar futures contracts	60,346	-	-	60,346
Wheat futures contracts	3,339,713	-	-	3,339,713
Total	$7,057,547	$-	$-	$7,057,547

December 31, 2015
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$2,539,642	$-	$-	$2,539,642
Commodity futures contracts
Soybean futures contracts	16,175	-	-	16,175
Sugar futures contracts	364,056	-	-	364,056
Total	$2,919,873	$-	$-	$2,919,873

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Commodity futures contracts
Corn futures contracts	$3,908,550	$-	$-	$3,908,550
Soybean futures contracts	238,662	-	-	238,662
Wheat futures contracts	1,924,464	-	-	1,924,464
Total	$6,071,676	$-	$-	$6,071,676

For the six months ended June 30, 2016 and year ended December 31, 2015, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the six months ended June 30, 2016 and year ended December 31, 2015, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2016 and December 31, 2015.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$1,368,438	$-	$1,368,438	$-	$400,004	$968,434
Sugar futures contracts	747,924	-	747,924	60,346	327,633	359,945

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$3,657,488	$-	$3,657,488	$-	$3,657,488	$-
Sugar futures contracts	60,346	-	60,346	60,346	-	-
Wheat futures contracts	3,339,713	-	3,339,713	-	3,339,713	-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$16,175	$-	$16,175	$16,175	$-	$-
Sugar futures contracts	364,056	-	364,056	-	-	364,056

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$3,908,550	$-	$3,908,550	$-	$3,908,550	$-
Soybean futures contracts	238,662	-	238,662	16,175	222,487	-
Wheat futures contracts	1,924,464	-	1,924,464	-	1,924,464	-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended June 30, 2016	Realized (Loss) Gain on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(300,213)	$403,163
Soybean futures contracts	861,575	1,246,300
Sugar futures contracts	1,010,632	325,998
Wheat futures contracts	(997,587)	(1,812,239)
Total commodity futures contracts	$574,407	$163,222

Three months ended June 30, 2015

	Realized Loss on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(4,730,787)	$9,539,463
Soybean futures contracts	(151,338)	537,613
Sugar futures contracts	(505,713)	414,623
Wheat futures contracts	(1,566,074)	5,441,563
Total commodity futures contracts	$(6,953,911)	$15,933,261

Six months ended June 30, 2016	Realized (Loss) Gain on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(2,392,088)	$251,063
Soybean futures contracts	961,900	1,590,925
Sugar futures contracts	1,008,874	323,523
Wheat futures contracts	(1,566,700)	(1,415,250)
Total commodity futures contracts	$(1,988,014)	$750,261

Six months ended June 30, 2015

	Realized Loss on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(4,328,925)	$3,486,638
Soybean futures contracts	(734,713)	594,551
Sugar futures contracts	(839,260)	196,212
Wheat futures contracts	(2,273,313)	3,252,413
Total commodity futures contracts	$(8,176,211)	$7,529,814

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $116 million and $106.4 million for the three and six months ended June 30, 2016 and $115.9 million and $116.1 million for the same periods in 2015.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

June 30, 2016

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,250,004	$66,112,262
Teucrium Soybean Fund	600,004	12,819,447
Teucrium Sugar Fund	550,004	7,105,785
Teucrium Wheat Fund	4,475,004	36,767,612
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,440,156
Less: Investment in the Underlying Funds		(1,433,328)
Net for the Fund in the combined net assets of the Trust		6,828
Total		$122,811,934

December 31, 2015

	Outstanding Shares	Net Assets
Teucrium Corn Fund	2,875,004	$61,056,223
Teucrium Soybean Fund	375,004	6,502,552
Teucrium Sugar Fund	550,004	5,508,663
Teucrium Wheat Fund	2,900,004	26,529,260
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,329,390
Less: Investment in the Underlying Funds		(1,324,601)
Net for the Fund in the combined net assets of the Trust		4,789
Total		$99,601,487

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN: On July 22, 2016, the SEC declared effective a post-effective amendment on Form S-3 to the current Form S-1 for the Fund.

The total net asset value of the Fund increased by 28.4% to $84,912,932.  This was driven by a 40.0% increase in shares outstanding and an 8.3% decrease in the net asset value per share.

SOYB: Nothing to Report

CANE: On July 20, 2016, $13,000 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank.  The balance for Restricted Cash is $100,068 as of this filing.

WEAT: On July 15, 2016, a subsequent registration statement on Form S-1 for WEAT was declared effective.  This registration statement for WEAT registered an additional 24,050,000 shares; therefore, as of July 15, 2016 the Fund had 25,350,000 shares available for issuance.

The total net asset value of the Fund increased by 40.3% to $51,575,318.  This was driven by a 47.5% increase in shares outstanding and a 5.0% decrease in the net asset value per share.

TAGS: Nothing to Report

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$62,323,090	$57,110,089
Interest receivable	1,059	379
Other assets	648,723	505,352
Equity in trading accounts:
Due from broker	6,857,818	7,405,938
Total assets	$69,830,690	$65,021,758

Liabilities
Management fee payable to Sponsor	60,940	53,729
Other liabilities	-	3,256
Equity in trading accounts:
Commodity futures contracts	3,657,488	3,908,550
Total liabilities	3,718,428	3,965,535

Net assets	$66,112,262	$61,056,223

Shares outstanding	3,250,004	2,875,004

Net asset value per share	$20.34	$21.24

Market value per share	$20.50	$21.22

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

June 30, 2016
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $3,352,566)	$3,352,566	5.07%	3,352,566

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP16 (1,245 contracts)	$1,017,713	1.54%	$22,752,375
CBOT corn futures DEC16 (1,052 contracts)	1,745,813	2.64	19,527,750
CBOT corn futures DEC17 (1,229 contracts)	893,962	1.35	23,888,688
Total commodity futures contracts	$3,657,488	5.53%	$66,168,813

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(300,213)	$(4,730,787)	$(2,392,088)	(4,328,925)
Net change in unrealized appreciation or depreciation on commodity futures contracts	403,163	9,539,463	251,063	3,486,638
Interest income	87,118	23,739	164,229	30,552
Total income (loss)	190,068	4,832,415	(1,976,796)	(811,735)

Expenses
Management fees	163,420	192,217	308,872	417,535
Professional fees	182,000	167,500	413,825	437,500
Distribution and marketing fees	265,400	293,490	554,250	461,555
Custodian fees and expenses	40,200	32,211	81,460	64,067
Business permits and licenses fees	3,050	13,750	7,600	26,852
General and administrative expenses	23,500	53,000	57,005	91,800
Brokerage commissions	14,400	-	32,600	23,250
Other expenses	8,350	15,112	18,060	17,775
Total expenses	700,320	767,280	1,473,672	1,540,334

Total expenses, net	700,320	767,280	1,473,672	1,540,334

Net (loss) income	$(510,252)	$4,065,135	$(3,450,468)	$(2,352,069)

Net income (loss) per share	$0.15	$1.13	$(0.90)	$(0.74)
Net (loss) income per weighted average share	$(0.17)	$1.25	$(1.20)	$(0.69)
Weighted average shares outstanding	3,012,641	3,259,619	2,886,542	3,393,789

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Operations
Net loss	$(3,450,468)	$(2,352,069)
Capital transactions
Issuance of Shares	18,282,392	5,262,716
Redemption of Shares	(9,775,885)	(24,675,664)
Total capital transactions	8,506,507	(19,412,948)
Net change in net assets	5,056,039	(21,765,017)

Net assets, beginning of period	$61,056,223	$108,459,507

Net assets, end of period	$66,112,262	$86,694,490

Net asset value per share at beginning of period	$21.24	$26.62

Net asset value per share at end of period	$20.34	$25.88

Creation of Shares	825,000	225,000
Redemption of Shares	450,000	950,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(3,450,468)	$(2,352,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(251,063)	(3,486,638)
Changes in operating assets and liabilities:
Due from broker	548,119	(2,653,213)
Interest receivable	(680)	6,787
Other assets	(143,371)	(182,621)
Management fee payable to Sponsor	7,211	(34,853)
Other liabilities	(3,254)	52,840
Net cash used in operating activities	(3,293,506)	(8,649,767)

Cash flows from financing activities:
Proceeds from sale of Shares	18,282,392	5,262,716
Redemption of Shares	(9,775,885)	(26,671,849)
Net cash provided by (used in) financing activities	8,506,507	(21,409,133)

Net change in cash and cash equivalents	5,213,001	(30,058,900)
Cash and cash equivalents, beginning of period	57,110,089	106,858,496
Cash and cash equivalents, end of period	$62,323,090	$76,799,596

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

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

On June 5, 2010, the Fund’s initial registration of 30,000,000 shares the Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 9, 2010, the Fund listed its shares on the NYSE Arca under the ticker symbol “CORN.” On the day prior to that, the Fund issued 200,000 shares in exchange for $5,000,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on June 9, 2010 by purchasing commodity futures contracts traded on the Chicago Board of Trade (“CBOT”). On April 29, 2016, a subsequent registration statement for CORN was declared effective by the SEC.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Given this conversion, beginning with the quarter ended June 30, 2015 and for the year-ended December 31, 2015, the statements of operations reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund. The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015. Therefore, for the quarter ended June 30, 2015, the Custodian Fees reflected for that period do not include any increase, gross or net of expenses waived by the Sponsor, for the change in service providers discussed above.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2016 and 2015, the Fund recognized $40,200 and $32,211, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations and paid for by the Fund. For the six months ended June 30, 2016 and 2015, the Fund recognized $81,460 and $64,067, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations and paid for by the Fund.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2016 and 2015, the Fund recognized $18,272 and $24,776, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations and was paid for by the Fund. For the six months ended June 30, 2016 and 2015, the Fund recognized $37,875 and $55,136, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations and was paid for by the Fund.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG was paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the three months ended June 30, 2016 and 2015, the Fund recognized $14,400 and $0, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and was paid for by the Fund. For the six months ended June 30, 2016 and 2015, the Fund recognized $32,600 and $23,250, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and was paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the six months ended June 30, 2016 and 2015, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the six months ended June 30, 2016 and 2015.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $3,352,566 and $899,313 in money market funds at June 30, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $58,970,524 as of June 30, 2016 and $56,210,776 as of December 31, 2015, in demand-deposit savings accounts. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended June 30, such expenses, which are primarily included as distribution and marketing fees, totaled $198,855 in 2016 and $231,643 in 2015 and were paid for by the Fund. For the six months ended June 30, such expenses, totaled $510,466 in 2016 and $605,971 in 2015 and were paid for by the Fund. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three and six months ended June 30, 2016 and 2015, there were no expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor.

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

On June 30, 2016 and December 31, 2015, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the six months ended June 30, 2016 and for the year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The amendments in this update are effective immediately. The Sponsor has analyzed the ASU and its amendments and does not expect the adoption will have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendment in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This update will not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures.

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

33

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015:

June 30, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2016
Cash equivalents	$3,352,566	$-	$-	$3,352,566

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2016
Corn futures contracts	$3,657,488	$-	$-	$3,657,488

December 31, 2015
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$899,313	$-	$-	$899,313

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Corn futures contracts	$3,908,550	$-	$-	$3,908,550

For the six months ended June 30, 2016 and year ended December 31 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the  Fair Value - Definition and Hierarchy  section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For six months ended June 30, 2016 and year ended December 31, 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2016 and December 31, 2015.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$3,657,488	$-	$3,657,488	$-	$3,657,488	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$3,908,550	$-	$3,908,550	$-	$3,908,550	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2016

	Realized Loss on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(300,213)	$403,163

Three months ended June 30, 2015

	Realized Loss on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(4,730,787)	$9,539,463

Six months ended June 30, 2016

	Realized Loss on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,392,088)	$251,063

Six months ended June 30, 2015

	Realized Loss on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(4,328,925)	$3,486,638

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $65.7 million and $61.8 million for the three and six months ended June 30, 2016 and $78.7 million and $82.4 million for the same periods in 2015.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2016 and 2015. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net asset value at beginning of period	$20.19	$24.75	$21.24	$26.62
Income (loss) from investment operations:
Income (loss)	0.03	0.01	0.06	0.01
Net realized and unrealized gain (loss) on commodity futures contracts	0.35	1.36	(0.45)	(0.30)
Total expenses	(0.23)	(0.24)	(0.51)	(0.45)
Net increase (decrease) in net asset value	0.15	1.13	(0.90)	(0.74)
Net asset value at end of period	$20.34	$25.88	$20.34	$25.88
Total Return	0.74%	4.57%	(4.24)	(2.78)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.29%	3.99%	4.77%	3.70%
Total expense, net	4.29%	3.99%	4.77%	3.70%
Net investment loss	(3.75)%	(3.86)%	(4.24)%	(3.62)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On July 22, 2016, the SEC declared effective a post-effective amendment on Form S-3 to the current Form S-1 for the Fund.

The total net asset value of the Fund increased by 28.4% to $84,912,932.  This was driven by a 40.0% increase in shares outstanding and an 8.3% decrease in the net asset value per share.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$11,635,106	$5,937,824
Interest receivable	248	51
Restricted cash	116,616	142,616
Other assets	112,295	49,618
Equity in trading accounts:
Commodity futures contracts	1,368,438	16,175
Due from broker	-	604,666
Total equity in trading accounts	1,368,438	620,841
Total assets	13,232,703	6,750,950

Liabilities
Management fee payable to Sponsor	11,016	5,908
Other liabilities	2,236	3,828
Equity in trading accounts:
Commodity futures contracts	-	238,662
Due to broker	400,004	-
Total equity in trading accounts	400,004	238,662
Total liabilities	413,256	248,398

Net assets	$12,819,447	$6,502,552

Shares outstanding	600,004	375,004

Net asset value per share	$21.37	$17.34

Market value per share	$21.34	$17.33

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

June 30, 2016

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $632,720)	$632,720	4.94%	632,720

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV16 (79 contracts)	$765,150	5.97%	$4,555,338
CBOT soybean futures JAN17 (68 contracts)	282,363	2.20	3,904,050
CBOT soybean futures NOV17 (88 contracts)	320,925	2.50	4,371,400
Total commodity futures contracts	$1,368,438	10.67%	$12,830,788

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$861,575	$(151,338)	$961,900	$(734,713)
Net change in unrealized appreciation or depreciation on commodity futures contracts	1,246,300	537,613	1,590,925	594,551
Interest income	16,167	1,491	27,294	1,840
Total income (loss)	2,124,042	387,766	2,580,119	(138,322)

Expenses
Management fees	30,449	15,450	51,818	36,902
Professional fees	9,134	13,339	19,921	32,685
Distribution and marketing fees	58,944	7,858	95,013	47,542
Custodian fees and expenses	7,723	61,000	11,940	64,000
Business permits and licenses fees	4,610	8,676	9,146	10,074
General and administrative expenses	8,587	4,631	14,403	8,978
Brokerage commissions	439	1,391	1,507	2,762
Other expenses	2,824	255	5,446	2,496
Total expenses	122,710	112,600	209,194	205,439

Expenses waived by the Sponsor	-	(65,022)	-	(114,172)

Total expenses, net	122,710	47,578	209,194	91,267

Net income (loss)	$2,001,332	$340,188	$2,370,925	$(229,589)

Net income (loss) per share	$3.35	$0.98	$4.03	$(0.19)
Net income (loss) per weighted average share	$3.25	$1.06	$4.28	$(0.61)
Weighted average shares outstanding	616,488	321,982	553,713	374,866

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Operations
Net income (loss)	$2,370,925	$(229,589)
Capital transactions
Issuance of Shares	5,900,450	1,452,008
Redemption of Shares	(1,954,480)	(5,967,495)
Total capital transactions	3,945,970	(4,515,487)
Net change in net assets	6,316,895	(4,745,076)

Net assets, beginning of period	$6,502,552	$11,956,149

Net assets, end of period	$12,819,447	$7,211,073

Net asset value per share at beginning of period	$17.34	$20.79

Net asset value per share at end of period	$21.37	$20.60

Creation of Shares	325,000	75,000
Redemption of Shares	100,000	300,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income (loss)	$2,370,925	$(229,589)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,590,925)	(594,551)
Changes in operating assets and liabilities:
Due from broker	604,666	386,187
Interest receivable	(198)	719
Restricted cash	26,000	-
Other assets	(62,677)	(24,655)
Due to broker	400,004	-
Management fee payable to Sponsor	5,108	(5,361)
Other liabilities	(1,591)	(3,122)
Net cash provided by (used in) operating activities	1,751,312	(470,372)

Cash flows from financing activities:
Proceeds from sale of Shares	5,900,450	1,452,008
Redemption of Shares	(1,954,480)	(5,967,495)
Net cash provided by (used in) financing activities	3,945,970	(4,515,487)

Net change in cash and cash equivalents	5,697,282	(4,985,859)
Cash and cash equivalents, beginning of period	5,937,824	11,505,788
Cash and cash equivalents, end of period	$11,635,106	$6,519,929

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Given this conversion, beginning with the quarter ended June 30, 2015 and for the year-ended December 31, 2015, the statements of operations reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund. The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015. Therefore, for the quarter ended June 30, 2015, the Custodian Fees reflected for that period do not include any increase, gross or net of expenses waived by the Sponsor, for the change in service providers discussed above.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2016 and 2015, the Fund recognized $7,723 and $61,000, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $0 in 2016 and $61,000 in 2015 were waived by the Sponsor. For the six months ended June 30, 2016 and 2015, the Fund recognized $11,940 and $64,000, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $0 in 2016 and $64,000 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2016 and 2015, the Fund recognized $4,202 and $2,469, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations and were paid for by the Fund. For the six months ended June 30, 2016 and 2015, the Fund recognized $7,799 and $5,025, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $0 in 2016 and $2,556 in 2015 were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG was paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the three months ended June 30, 2016 and 2015, the Fund recognized $439 and $1,391, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the six months ended June 30, 2016 and 2015, the Fund recognized $1,507 and $2,762, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the six months ended June 30, 2016 and 2015, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the six months ended June 30, 2016 and 2015.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $632,720 and $161,718 in money market funds at June 30, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $11,002,386 as of June 30, 2016 and $5,776,106 as of December 31, 2015 in demand-deposit savings accounts. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended June 30, 2016 and 2015; such expenses, which are primarily included as distribution and marketing fees, totaled $45,844 in 2016 and $23,179 in 2015; of these amounts, $0 in 2016 and $3,728 in 2015 were waived by the Sponsor. For the six months ended June 30, 2016 and 2015; such expenses, which are primarily included as distribution and marketing fees, totaled $102,665 in 2016 and $54,318 in 2015; of these amounts, $0 in 2016 and $27,368 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended June 30, 2016 and 2015, there were $0 and $65,022, respectively, of expenses identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2016 and 2015, there were $0 and $114,172, respectively, of  expenses identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On June 30, 2016 and December 31, 2015, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the six months ended June 30, 2016 and for the year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The amendments in this update are effective immediately. The Sponsor has analyzed the ASU and its amendments and does not expect the adoption will have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendment in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This update will not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015:

June 30, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2016
Cash equivalents	$632,720	$—	$—	$632,720
Soybean futures contracts	1,368,438	—	—	1,368,438
Total	$2,001,158	$—	$—	$2,001,158

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$161,718	$—	$—	$161,718
Soybean futures contracts	16,175	—	—	16,175
Total	$177,893	$—	$—	$177,893

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Soybean futures contracts	$238,662	$—	$—	$238,662

For the six months ended June 30, 2016 and year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For six months ended June 30, 2016 and year ended December 31, 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2016 and December 31, 2015.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$1,368,438	$-	$1,368,438	$-	$400,004	$968,434

Offsetting of Financial Assets and Derivative Assets as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Soybean futures contracts	$16,175	$-	$16,175	$16,175	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$238,662	$-	$238,662	$16,175	$222,487	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended June 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$861,575	$1,246,300

Three months ended June 30, 2015

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$(151,338)	$537,613

Six months ended June 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$961,900	$1,590,925

Six months ended June 30, 2015

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$(734,713)	$594,551

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $12.5 million and $11 million for the three and six months ended June 30, 2016 and $6.5 million and $7.1 million for the three and six months ended June 30, 2015.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2016 and 2015. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Net asset value at beginning of period	$18.02	$19.62	$17.34	$20.79
Income (loss) from investment operations:
Income (loss)	0.03	0.00	0.05	0.00
Net realized and unrealized gain on commodity futures contracts	3.52	1.13	4.36	0.05
Total expenses	(0.20)	(0.15)	(0.38)	(0.24)
Net increase (decrease) in net asset value	$3.35	$0.98	4.03	(0.19)
Net asset value at end of period	21.37	20.60	$21.37	$20.60
Total Return	18.59%	4.99%	23.24%	(0.91)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.03%	7.29%	4.04%	5.60%
Total expenses, net	4.03%	3.08%	4.04%	2.49%
Net investment loss	(3.50)%	(2.98)%	(3.51)%	(2.43)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$6,586,794	$4,932,791
Interest receivable	117	49
Restricted cash	113,068	142,457
Other assets	51,470	11,942
Equity in trading accounts:
Commodity futures contracts	747,924	364,056
Due from broker	-	58,431
Total equity in trading accounts	747,924	422,487
Total assets	7,499,373	5,509,726

Liabilities
Management fee payable to Sponsor	5,609	-
Other liabilities	-	1,063
Equity in trading accounts:
Commodity futures contracts	60,346	-
Due to broker	327,633	-
Total equity in trading accounts	387,979	-
Total liabilities	393,588	1,063

Net assets	$7,105,785	$5,508,663

Shares outstanding	550,004	550,004

Net asset value per share	$12.92	$10.02

Market value per share	$12.96	$10.06

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

June 30, 2016

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $588,890)	$588,890	8.29%	588,890

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR17 (109 contracts)	$525,862	7.40%	$2,494,094
ICE sugar futures MAR18 (124 contracts)	222,062	3.13%	2,474,842
Total commodity futures contracts	$747,924	10.53%	$4,968,936

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY17 (98 contracts)	$60,346	0.85%	$2,118,368

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$1,010,632	$(505,713)	$1,008,874	$(839,260)
Net change in unrealized appreciation or depreciation on commodity futures contracts	325,998	414,623	323,523	196,212
Interest income	7,671	967	13,532	1,149
Total income (loss)	1,344,301	(90,123)	1,345,929	(641,899)

Expenses
Management fees	15,249	8,367	26,717	14,853
Professional fees	14,605	14,398	17,509	26,351
Distribution and marketing fees	39,454	967	63,091	8,247
Custodian fees and expenses	7,351	62,000	7,351	64,000
Business permits and licenses fees	5,805	882	6,562	882
General and administrative expenses	5,848	74	7,053	376
Brokerage commissions	2,592	-	3,671	-
Other expenses	2,116	251	3,399	747
Total expenses	93,020	86,939	135,353	115,456

Expenses waived by the Sponsor	(58,406)	(71,409)	(73,386)	(87,825)

Total expenses, net	34,614	15,530	61,967	27,631

Net income (loss)	$1,309,687	$(105,653)	$1,283,962	$(669,530)

Net income (loss) income per share	$2.39	$(0.07)	$2.90	$(2.34)
Net income (loss) income per weighted average share	$2.43	$(0.31)	$2.53	$(2.31)
Weighted average shares outstanding	539,290	338,191	507,559	289,645

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Operations
Net income (loss)	$1,283,962	$(669,530)
Capital transactions
Issuance of Shares	2,124,000	2,042,539
Redemption of Shares	(1,810,840)	-
Total capital transactions	313,160	2,042,539
Net change in net assets	1,597,122	1,373,009

Net assets, beginning of period	$5,508,663	$2,661,212

Net assets, end of period	$7,105,785	$4,034,221

Net asset value per share at beginning of period	$10.02	$11.83

Net asset value per share at end of period	$12.92	$9.49

Creation of Shares	200,000	200,000
Redemption of Shares	200,000	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income (loss)	$1,283,962	$(669,530)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(323,523)	(196,212)
Changes in operating assets and liabilities:
Due from broker	58,431	31,720
Interest receivable	(67)	133
Restricted cash	29,389	-
Other assets	(39,528)	(20,057)
Due to broker	327,633	-
Management fee payable to Sponsor	5,609	-
Other liabilities	(1,063)	4,181
Net cash provided by (used in) operating activities	1,340,843	(849,765)

Cash flows from financing activities:
Proceeds from sale of Shares	2,124,000	2,042,539
Redemption of Shares	(1,810,840)	-
Net cash provided by financing activities	313,160	2,042,539

Net change in cash and cash equivalents	1,654,003	1,192,774
Cash and cash equivalents, beginning of period	4,932,791	2,489,338
Cash and cash equivalents, end of period	$6,586,794	$3,682,112

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Given this conversion, beginning with the quarter ended June 30, 2015 and for the year-ended December 31, 2015, the statements of operations reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund. The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015. Therefore, for the quarter ended June 30, 2015, the Custodian Fees reflected for that period do not include any increase, gross or net of expenses waived by the Sponsor, for the change in service providers discussed above.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2016 and 2015, the Fund recognized $7,351 and $62,000, respectively,  for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $5,826 in 2016 and $62,000 in 2015 were waived by the Sponsor. For the six months ended June 30, 2016 and 2015, the Fund recognized $7,351 and $64,000 respectively,  for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $5,826 in 2016 and $64,000 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location.  For the three months ended June 30, 2016 and 2015, the Fund recognized $2,469 and $762, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $2,469 in 2016 and $0 in 2015 were waived by the Sponsor. For the six months ended June 30, 2016 and 2015, the Fund recognized $5,028 and $1,435, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $2,469 in 2016 and $470 in 2015 were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG was paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the three months ended June 30, 2016 and 2015, the Fund recognized $2,592 and $0, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the six months ended June 30, 2016 and 2015, the Fund recognized $3,671 and $0, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the six months ended June 30, 2016 and 2015, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of June 30, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the six months ended June 30, 2016 and 2015.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $588,890 and $297,460 in money market funds at June 30, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $5,997,904 as of June 30, 2016 and $4,635,331 as of December 31, 2015 in a demand-deposit savings account. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended June 30, 2016 and 2015, such expenses, which are primarily included as distribution and marketing fees, totaled $26,784 in 2016 and $7,491 in 2015; of these amounts, $26,784 in 2016 and $966 in 2015 were waived by the Sponsor. For the six months ended June 30, 2016 and 2015, such expenses, which are primarily included as distribution and marketing fees, totaled $68,357 in 2016 and $15,757 in 2015; of these amounts, $37,067 in 2016 and $7,095 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended June 30, 2016 and 2015, there were $58,406 and $71,409, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2016 and 2015, there were $73,386 and $87,825, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On June 30, 2016 and December 31, 2015, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the six months ended June 30, 2016 and year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The amendments in this update are effective immediately. The Sponsor has analyzed the ASU and its amendments and does not expect the adoption will have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendment in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This update will not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015:

June 30, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2016
Cash equivalents	$588,890	$-	$-	$588,890
Sugar futures contracts	747,924	-	-	747,924
Total	$1,336,814	$-	$-	$1,336,814

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2016
Sugar futures contracts	$60,346	$-	$-	$60,346

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$297,460	$-	$-	$297,460
Sugar futures contracts	364,056	-	-	364,056
Total	$661,516	$-	$-	$661,516

For the six months ended June 30, 2016 and year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the six months ended June 30, 2016 and year ended December 31, 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2016 and December 31, 2015.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Sugar futures contracts	$747,924	$-	$747,924	$60,346	$327,633	$359,945

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Sugar futures contracts	$60,346	$-	$60.346	$60,346	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Sugar futures contracts	$364,056	$-	$364,056	$-	$-	$364,056

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$1,010,632	$325,998

Three months ended June 30, 2015

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(505,713)	$414,623

Six months ended June 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$1,008,874	$323,523

Six months ended June 30, 2015

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(839,260)	$196,212

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $6.4 million and $5.6 million for the three and six months ended June 30, 2016 and $3.6 million and $3.1 million for the same periods in 2015.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2016 and 2015. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net asset value at beginning of period	$10.53	$9.56	$10.02	$11.83
Income (loss) from investment operations:
Income (loss)	0.01	0.00	0.02	0.00
Net realized and unrealized gain (loss) on commodity futures contracts	2.44	(0.02)	3.00	(2.24)
Total expenses	(0.06)	(0.05)	(0.12)	(0.10)
Net increase (decrease) in net asset value	2.39	(0.07)	2.90	(2.34)
Net asset value at end of period	$12.92	$9.49	$12.92	$9.49
Total Return	22.70	(0.73)	28.94%	(19.78)%
Ratios to Average Net Assets (Annualized)
Total expenses	6.10%	10.63%	5.07%	7.78%
Total expenses, net	2.27%	1.90%	2.32%	1.86%
Net investment loss	(1.77)%	(1.78)%	(1.81)%	(1.78)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On July 20, 2016, $13,000 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank.  The balance for Restricted Cash is $100,068 as of this filing.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2016	December 31, 2015
Assets	(Unaudited)

Cash and cash equivalents	$33,242,199	$24,579,091
Interest receivable	680	297
Restricted cash	-	22,610
Other assets	382,964	153,564
Capital shares receivable	821,610
Equity in trading accounts:
Due from broker	5,686,737	3,721,388
Total assets	40,134,190	28,476,950

Liabilities
Management fee payable to Sponsor	26,615	23,226
Other liabilities	250
Equity in trading accounts:
Commodity futures contracts	3,339,713	1,924,464
Total liabilities	3,366,578	1,947,690

Net assets	$36,767,612	$26,529,260

Shares outstanding	4,475,004	2,900,004

Net asset value per share	$8.22	$9.15

Market value per share	$8.25	$9.14

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS
June 30, 2016

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $3,975,032)	$3,975,032	10.81%	3,975,032

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP16 (577contracts)	$1,128,975	3.07%	$12,852,675
CBOT wheat futures DEC16 (474 contracts)	1,777,563	4.83	11,032,350
CBOT wheat futures DEC17 (489 contracts)	433,175	1.18	12,866,813
Total commodity futures contracts	$3,339,713	9.08%	$36,751,838

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(997,587)	$(1,566,074)	$(1,566,700)	$(2,273,313)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,812,239)	5,441,563	(1,415,250)	3,252,413
Interest income	37,943	7,736	70,563	8,746
Total (loss) income	(2,771,883)	3,883,225	(2,911,387)	987,846

Expenses
Management fees	71,896	61,496	134,090	111,623
Professional fees	50,890	37,040	92,097	109,917
Distribution and marketing fees	132,882	78,056	247,209	109,765
Custodian fees and expenses	18,507	47,748	33,201	56,748
Business permits and licenses fees	4,313	13,128	8,045	13,804
General and administrative expenses	16,286	11,470	33,663	26,958
Brokerage commissions	7,190	3,075	13,409	5,412
Other expenses	7,439	1,773	13,439	6,272
Total expenses	309,403	253,786	575,153	440,499

Expenses waived by the Sponsor	-	(17,000)	-	(31,300)

Total expenses, net	309,403	236,786	575,153	409,199

Net (loss) income	$(3,081,286)	$3,646,439	$(3,486,540)	$578,647

Net (loss) income per share	$(0.79)	$1.30	$(0.93)	$(0.51)
Net (loss) income per weighted average share	$(0.95)	$1.55	$(1.16)	$0.28
Weighted average shares outstanding	3,248,905	2,350,279	3,017,312	2,082,877

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Operations
Net (loss) income	$(3,486,540)	$578,647
Capital transactions
Issuance of Shares	15,947,132	12,942,408
Redemption of Shares	(2,222,240)	(3,428,485)
Total capital transactions	13,724,892	9,513,923
Net change in net assets	10,238,352	10,092,570

Net assets, beginning of period	$26,529,260	$22,263,457

Net assets, end of period	$36,767,612	$32,356,027

Net asset value per share at beginning of period	$9.15	$12.72

Net asset value per share at end of period	$8.22	$12.21

Creation of Shares	1,825,000	1,200,000
Redemption of Shares	250,000	300,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net (loss) income	$(3,486,540)	$578,647
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	1,415,250	(3,252,413)
Changes in operating assets and liabilities:
Due from broker	(1,965,349)	-
Interest receivable	(384)	1,499
Restricted cash	22,610	-
Other assets	(229,400)	(62,612)
Due to broker	-	676,745
Management fee payable to Sponsor	3,389	(522)
Other liabilities	250	31,739
Net cash used in operating activities	(4,240,174)	(2,026,917)

Cash flows from financing activities:
Proceeds from sale of Shares	15,125,522	12,942,408
Redemption of Shares	(2,222,240)	(3,428,485)
Net cash provided by financing activities	12,903,282	9,513,923

Net change in cash and cash equivalents	8,663,108	7,487,006
Cash and cash equivalents, beginning of period	24,579,091	21,568,368
Cash and cash equivalents, end of period	$33,242,199	$29,055,374

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

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

On June 17, 2011, the Fund’s registration of 10,000,000 shares on Form S-1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “WEAT.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. On June 30, 2014, a subsequent registration statement for WEAT was declared effective by the SEC. On July 15, 2016, a subsequent registration statement for WEAT was declared effective.  This registration statement for WEAT registered an additional 24,050,000 shares; therefore as of July 15, 2016 has 25,350,000 available.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Given this conversion, beginning with the quarter ended June 30, 2015 and for the year-ended December 31, 2015, the statements of operations reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund. The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015. Therefore, for the quarter ended June 30, 2015, the Custodian Fees reflected for that period do not include any increase, gross or net of expenses waived by the Sponsor, for the change in service providers discussed above.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2016 and 2015, the Fund recognized $18,507 and $47,748, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses, $0 in 2016 and $17,000 in 2015 were waived by the Sponsor. For the six months ended June 30, 2016 and 2015, the Fund recognized $33,201 and $56,748, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses, $0 in 2016 and $17,000 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2016 and 2015, the Fund recognized $9,997 and $8,336, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations and paid for by the Fund. For the six months ended June 30, 2016 and 2015, the Fund recognized $22,711 and $15,484, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations and paid for by the Fund.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG was paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the three months ended June 30, 2016 and 2015, the Fund recognized $7,190 and $3,075, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the six months ended June 30, 2016 and 2015, the Fund recognized $13,409 and $5,412, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the six months ended June 30, 2016 and 2015, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the six months ended June 30, 2016 and 2015.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $3,975,032 and $1,179,336 in money market funds at June 30, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $29,267,167 as of June 30, 2016 and $23,399,755 as of December 31, 2015 in a demand-deposit savings account. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended June 30, 2016 and 2015, such expenses, which are primarily included as distribution and marketing fees, totaled $111,286 in 2016 and $78,652 in 2015 and was paid for by the Fund. For the six months ended June 30, 2016 and 2015, such expenses, which are primarily included as distribution and marketing fees, totaled $312,056 in 2016 and $166,210 in 2015 and was paid for by the Fund. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended June 30, 2016 and 2015, there were $0 and $17,000, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2016 and 2015, there were $0 and $31,300, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On June 30, 2016 and December 31, 2015, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the six months ended June 30, 2016 and year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The amendments in this update are effective immediately. The Sponsor has analyzed the ASU and its amendments and does not expect the adoption will have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendment in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This update will not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015:

June 30, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2016
Cash equivalents	$3,975,032	$-	$-	$3,975,032

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2016
Wheat futures contracts	$3,339,713	$-	$-	$3,339,713

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$1,179,336	$-	$-	$1,179,336

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Wheat futures contracts	$1,924,464	$-	$-	$1,924,464,

For the six months ended June 30, 2016 and year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the six months ended June 30, 2016 and for the year ended December 31, 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2016 and December 31, 2015.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Wheat futures contracts	$3,339,713	$-	$3,339,713	$-	$3,339,713	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of	Futures Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Wheat futures contracts	$1,924,464	$-	$1,924,464	$-	$1,924,464	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(997,587)	$(1,812,239)

Three months ended June 30, 2015

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(1,566,074)	$5,441,563
Six months ended June 30, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(1,566,700)	$(1,415,250)

Six months ended June 30, 2015

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(2,273,313)	$3,252,413

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $31.3 million and $28.1 million for the three and six months ended June 30, 2016 and $27.1 million and $23.5 million for the three and six months ended June 30, 2015.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2016 and 2015. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net asset value at beginning of period	$9.01	$10.91	$9.15	$12.72
Income (loss) from investment operations:
Income (loss)	0.01	0.00	0.02	0.00
Net realized and unrealized (loss) gain on commodity futures contracts	(0.71)	1.40	(0.76)	(0.31)
Total expenses, net	(0.09)	(0.10)	(0.19)	(0.20)
Net (decrease) increase in net asset value, net of expenses waived by the Sponsor	(0.79)	1.30	(0.93)	(0.51)
Net asset value at end of period	$8.22	$12.21	$8.22	$12.21
Total Return	(8.77)%	11.92%	(10.16)%	(4.01)%
Ratios to Average Net Assets
Total expenses	4.30%	4.10%	4.29%	3.93%
Total expenses, net	4.30%	3.82%	4.29%	3.65%
Net investment loss	(3.78)%	(3.70)%	(3.76)%	(3.57)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On July 15, 2016, a subsequent registration statement on Form S-1 for WEAT was declared effective.  This registration statement for WEAT registered an additional 24,050,000 shares; therefore, as of July 15, 2016 the Fund had 25,350,000 shares available for issuance.

The total net asset value of the Fund increased by 40.3% to $51,575,318.  This was driven by a 47.5% increase in shares outstanding and a 5.0% decrease in the net asset value per share.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash equivalents	$3,929	$1,815
Interest receivable	2	-
Other assets	2,952	2,974
Equity in trading accounts:
Investments in securities, at fair value (cost $2,079,394 and $2,126,379 as of June 30, 2016 and December 31, 2015, respectively)	1,433,328	1,324,601
Total assets	$1,440,211	$1,329,390

Liabilities
Other liabilities	55	-
Total liabilities	55	-

Net assets	$1,440,156	$1,329,390

Shares outstanding	50,002	50,002

Net asset value per share	$28.80	$26.59

Market value per share	$28.55	$26.47

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

June 30, 2016

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$329,703	22.89%	16,208
Teucrium Soybean Fund	376,694	26.16	17,631
Teucrium Sugar Fund	384,016	26.67	29,724
Teucrium Wheat Fund	342,915	23.81	41,737
Total exchange-traded funds (cost $2,079,394)	$1,433,328	99.53%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $3,929)	$3,929	0.27%	3,929

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(26,170)	$(42,132)	$(41,558)	$(114,318)
Net change in unrealized appreciation or depreciation on securities	131,077	120,518	155,712	8,486
Interest income (loss)	4	(1)	6	(3)
Total income (loss)	104,911	78,385	114,160	(105,835)

Expenses
Professional fees	2,169	3,426	4,597	6,093
Distribution and marketing fees	3,057	3,329	9,000	9,190
Custodian fees and expenses	572	42,400	1,337	43,000
Business permits and licenses fees	-	5,009	12,115	15,509
General and administrative expenses	557	5,276	1,016	8,090
Brokerage commissions	115	-	223	-
Other expenses	103	136	276	309
Total expenses	6,573	59,576	28,564	82,191

Expenses waived by the Sponsor	(4,813)	(57,780)	(25,170)	(78,470)

Total expenses, net	1,760	1,796	3,394	3,721

Net income (loss)	$103,151	$76,589	$110,766	$(109,556)

Net income (loss) per share	$2.06	$1.53	$2.21	$(2.19)
Net income (loss) per weighted average share	$2.06	$1.53	$2.22	$(2.19)
Weighted average shares outstanding	50,002	50,002	50,002	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Operations
Net income (loss)	$110,766	$(109,556)
Net change in net assets	110,766	(109,556)

Net assets, beginning of period	$1,329,390	$1,652,749

Net assets, end of period	$1,440,156	$1,543,193

Net asset value per share at beginning of period	$26.59	$33.05

Net asset value per share at end of period	$28.80	$30.86

Creation of Shares	-	-
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income (loss)	$110,766	$(109,556)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized appreciation or depreciation on securities	(155,712)	(8,486)
Changes in operating assets and liabilities:
Net sales of investments in securities	46,985	115,477
Interest receivable	(2)	-
Other assets	22	3,671
Other liabilities	55	-
Net cash provided by operating activities	2,114	1,106

Net change in cash and cash equivalents	2,114	1,106
Cash equivalents, beginning of period	1,815	1,647
Cash equivalents, end of period	$3,929	$2,753

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Given this conversion, beginning with the quarter ended June 30, 2015 and for the year-ended December 31, 2015, the statements of operations reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund. The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, are generally as had been presented in prior periods of 2015. Therefore, for the quarter ended June 30, 2015, the Custodian Fees reflected for that period do not include any increase, gross or net of expenses waived by the Sponsor, for the change in service providers discussed above.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2016 and 2015, the Fund recognized $572 and $42,400, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $453 in 2016 and $42,400 in 2015 were waived by the Sponsor. For the six months ended June 30, 2016 and 2015, the Fund recognized $1,337 and $43,000, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $1,218 in 2016 and $43,000 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2016 and 2015, the Fund recognized $294 and $314, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $188 in 2016 and $314 in 2015 were waived by the Sponsor. For the six months ended June 30, 2016 and 2015, the Fund recognized $630 and $669, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $524 in 2016 and $669 in 2015 were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG was paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. The Bank of New York Mellon serves as the broker for the Fund. For the three months ended June 30, 2016 and 2015, the Fund recognized $115 and $0, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the six months ended June 30, 2016 and 2015, the Fund recognized $223 and $0, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and six months ended June 30, 2016 and 2015, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the six months ended June 30, 2016 and 2015.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $3,929 and $1,815 in money market funds at June 30, 2016 and December 31, 2015, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the three months ended June 30, 2016 and 2015 such expenses, which are primarily included as distribution and marketing fees, totaled $3,221 in 2016 and $2,931 in 2015; of these amounts $1,693 in 2016 and $2,931 in 2015 were waived by the Sponsor. For the six months ended June 30, 2016 and 2015 such expenses, which are primarily included as distribution and marketing fees, totaled $8,515 in 2016 and $7,308 in 2015; of these amounts $6,987 in 2016 and $7,308 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the three months ended June 30, 2016 and 2015, there were $4,813 and $57,780, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2016 and 2015, there were $25,170 and $78,470, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The amendments in this update are effective immediately. The Sponsor has analyzed the ASU and its amendments and does not expect the adoption will have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendment in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This update will not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015:

June 30, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2016
Exchange-traded funds	$1,433,328	$-	$-	$1,433,328
Cash equivalents	3,929	-	-	3,929
Total	$1,437,257	$-	$-	$1,437,257

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Exchange-traded funds	$1,324,601	$-	$-	$1,324,601
Cash equivalents	1,815	-	-	1,815
Total	$1,326,416	$-	$-	$1,326,416

For the six months ended June 30, 2016 and year ended December 31, 2015, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2016 and 2015. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net asset value at beginning of period	26.74	29.33	$26.59	$33.05
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on commodity futures contracts	2.10	1.57	2.28	(2.12)
Total expenses	(0.04)	(0.04)	(0.07)	(0.07)
Net increase (decrease) in net asset value	2.06	1.53	2.21	(2.19)
Net asset value at end of period	28.80	30.86	$28.80	$30.86
Total Return	7.70%	5.22%	8.31%	(6.63)%
Ratios to Average Net Assets (Annualized)
Total expenses	1.87%	16.59%	4.21%	11.05%
Total expenses, net	0.50%	0.50%	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%	(0.50)%	(0.50)%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

On June 5, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010.  On April 29, 2016, a second subsequent registration statement for CORN was declared effective by the SEC.

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT.  On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. On June 30, 2014, subsequent registration statements for CANE, SOYB and WEAT were declared effective by the SEC.  On July 15, 2016, a subsequent registration statement for WEAT was declared effective.  This registration statement for WEAT registered an additional 24,050,000 shares; therefore, as of July 15, 2016 the Fund had 25,350,000 shares available.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2016, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,245 contracts, SEP16)	$22,752,375	34%
CBOT Corn Futures (1,052 contracts, DEC16)	19,527,750	30
CBOT Corn Futures (1,229 contracts, DEC17)	23,888,688	36

Total at June 30, 2016	$66,168,813	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (79 contracts, NOV16)	$4,555,338	36%
CBOT Soybean Futures (68 contracts, JAN17)	3,904,050	30
CBOT Soybean Futures (88 contracts, NOV17)	4,371,400	34

Total at June 30, 2016	$12,830,788	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (109 contracts, MAR17)	$2,494,094	35%
ICE Sugar Futures (98 contracts, MAY17)	2,118,368	30
ICE Sugar Futures (124 contracts, MAR18)	2,474,842	35

Total at June 30, 2016	$7,087,304	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (577 contracts, SEP16)	$12,852,675	35%
CBOT Wheat Futures (474 contracts, DEC16)	11,032,350	30
CBOT Wheat Futures (489 contracts, DEC17)	12,866,813	35

Total at June 30, 2016	$36,751,838	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (16,208 shares)	$329,703	23%
Shares of Teucrium Soybean Fund (17,631 shares)	376,694	26
Shares of Teucrium Wheat Fund (41,737 shares)	342,915	24
Shares of Teucrium Sugar Fund (29,724 shares)	384,016	27

Total at June 30, 2016	$1,433,328	100%

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

The Funds earn interest income from the Treasury securities and/or cash equivalents that it purchases and on the cash it holds through the Custodian or other financial institution. The Sponsor anticipates that the earned interest income will increase the NAV of each Fund. The Funds apply the earned interest income to the acquisition of additional investments or uses it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives. Any Treasury security and cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be rated in the highest short-term rating category by a nationally recognized statistical rating organization or will be deemed by the Sponsor to be of comparable quality.  As of June 30, 2016, available cash balances in each of the Funds were invested in either the Fidelity Government Money Market Portfolio or in demand deposits at Rabobank, N.A.

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

Performance Summary

This report covers the periods from January 1 to June 30, 2016 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$21.24
Loss from investment operations:
Investment income	0.06
Net realized and unrealized loss on commodity futures contracts	(0.45)
Total expenses	(0.51)
Net decrease in net asset value	(0.90)
Net asset value end of period	$20.34
Total Return	(4.24)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.77%
Total expenses, net	4.77%
Net investment loss	(4.24)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$17.34
Gain from investment operations:
Investment income	0.05
Net realized and unrealized gain on commodity futures contracts	4.36
Total expenses	(0.38)
Net increase in net asset value	4.03
Net asset value at end of period	$21.37
Total Return	23.24%
Ratios to Average Net Assets (Annualized)
Total expenses	4.04%
Total expenses, net	4.04%
Net investment loss	(3.51)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$10.02
Gain from investment operations:
Investment income	0.02
Net realized and unrealized gain on commodity futures contracts	3.00
Total expenses	(0.12)
Net increase in net asset value	2.90
Net asset value at end of period	$12.92
Total Return	28.94%
Ratios to Average Net Assets (Annualized)
Total expenses	5.07%
Total expenses, net	2.32%
Net investment loss	(1.81)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$9.15
Loss from investment operations:
Investment income	0.02
Net realized and unrealized loss on commodity futures contracts	(0.76)
Total expenses	(0.19)
Net decrease in net asset value	(0.93)
Net asset value at end of period	$8.22
Total Return	(10.16)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.29%
Total expenses, net	4.29%
Net investment loss	(3.76)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$26.59
Gain from investment operations:
Investment income	-
Net realized and unrealized gain on investment transactions	2.28
Total expenses	(0.07)
Net increase in net asset value	2.21
Net asset value at end of period	$28.80
Total Return	8.31%
Ratios to Average Net Assets (Annualized)
Total expenses	4.21%
Total expenses, net	0.50%
Net investment loss	(0.50)%

The performance of each Fund for these periods and the exchange-traded Shares are detailed below in “Results of Operations.” Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three months and six months ended June 30, 2016 compared to the same periods in 2015.  The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

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

The Sponsor stated in the Forms 10-Q filed on August 10, 2015 and November 9, 2015, the Form 10-K filed on March 15, 2016, in addition to other documents filed with the Securities and Exchange Commission, that it did not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS and U.S. Bank, N.A. for the year 2015 and in future periods. For the periods for the year 2016 presented in this filing, any change in custodian fees and expenses resulting from the change in Administrator and Custodian, net of amounts waived by the Sponsor, are not considered by Management to be material.

Given this conversion, beginning with the quarter ended June 30, 2015 and for the year-ended December 31, 2015, the combined statements of operations reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.  The Custodian Fees reflected in the financial statements through December 31, 2015, net of expenses waived by the Sponsor, were generally as had been presented in prior periods of 2015.

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

On June 30, 2016, the Fund had 3,250,004 shares outstanding and net assets of $66,112,262.  This is in comparison to 3,350,004 shares outstanding and net assets of $86,694,490 on June 30, 2015 and 2,750,004 shares outstanding with net assets of $55,535,024 on March 31, 2016.  Shares outstanding decreased by 100,000 and 3% for the period ended June 30, 2016 when compared to June 30, 2015 and increased by 500,000 and 18% for the period ended June 30, 2016 when compared to March 31, 2016. This slight decrease over the same period last year was, in the opinion of management, due to the above average harvests in the U.S. and other areas for the 2015-2016 and estimated 2016-2017 crop years as well as increased concerns regarding global economic growth, particularly in China. In addition, the decreasing price of oil reduces, to some extent, the producer urgency to use grains, such as corn, as an alternative fuel or fuel additive. The increase over the last quarter was due to uncertainty concerning global weather patterns and the decrease in the price of agricultural commodities which has generated renewed interest by investors.

Total net assets for the Fund were $66,112,262 on June 30, 2016 compared to $86,694,490 on June 30, 2015 and $55,535,024 on March 31, 2016. The Net Asset Values (“NAV”) per share related to these balances were $20.34, $25.88 and $20.19 respectively. This represents a decrease in total net assets for the year over year of 24% which was driven by a combination of a decrease in the number of shares outstanding and a change in the NAV per share which decreased by $5.54 or 21%.  When comparing June 30, 2016 with March 31, 2016, there was an increase in total net assets of 19%, driven by an increase in total shares outstanding of 18% and a slight increase in the NAV per share of $0.15 or 1%.  The closing prices per share for June 30, 2016 and 2015 and March 31, 2016, as reported by the NYSE Arca, were $20.50, $25.85 and $20.12, respectively.  The change for June 30, 2016 over the same period last year was a 21% decrease, and a 2% increase from March 31, 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2016 and serves to illustrate the relative changes of these components.

The total income for the three-month period ended June 30, 2016 was $190,068 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($300,213), which was offset by a net change in unrealized appreciation of commodity futures contracts of $403,163.  Total income was $4,832,415 in the same period of 2015. The total loss for the six-month period ended June 30, 2016 was ($1,976,796) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($2,392,088), and by a net change in unrealized appreciation of commodity futures contracts of $251,063. Total loss was ($811,735) in the same period of 2015.  Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended June 30, 2016 and 2015, respectively, was $87,118 and $23,739.  For the six-month period, these amounts were $164,229 and $30,552.  This increase year-over-year was the result of the Sponsor investing a portion of the available cash for the Fund in alternative demand-deposit savings accounts.  This change was effective beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Fund’s rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the three-month period ended June 30, 2016 were $700,320; expenses for the same period in 2015 were $767,280. This represents a ($66,960) or 9% decrease for 2016 over 2015.  The decrease was driven by a ($28,797) or 15% decrease in the management fee paid to the Sponsor as a result of lower average net assets, a ($28,090) or 10% decrease in distribution and marketing expenses, a ($10,700) or 78% decrease in business permits and licenses, a ($29,500) or 56% decrease in general and administrative expenses, and a ($6,762) or 45% decrease in other expenses.  These decreases were offset by increases in professional fees related to auditing, legal and tax preparation fees of $14,500 or 9%, custodian fees and expenses of $7,989 or 25%, and brokerage commissions of $14,400. The total expense ratio gross of expenses waived by the Sponsor for the three-month period for these years was 4.29% in 2016 and 3.99% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the six-month period ended June 30, 2016 were $1,473,672; expenses for the same period in 2015 were $1,540,334. This represents a ($66,662) or 4% decrease for 2016 over 2015.  The decrease was driven by a ($108,663) or 26% decrease in the management fee paid to the Sponsor as a result of lower average net assets, a ($23,675) or 5% decrease in professional fees related to auditing, legal and tax preparation fees, a ($19,252) or 72% decrease in business permits and licenses, and a ($34,795) or 38% decrease in general and administrative expenses.  These decreases were offset by increases in distribution and marketing expenses of $92,695 or 20%, custodian fees and expenses of $17,393 or 27%, brokerage commissions of $9,350 or 40% and other expenses of $285 or 2%. The total expense ratio gross of expenses waived by the Sponsor for the six-month period for these years was 4.77% in 2016 and 3.70% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ended June 30, 2016 and 2015, the Sponsor waived fees of $0. For the six-month periods ended June 30, 2016 and 2015, the Sponsor waived fees of $0.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2016 and 2015 were $700,320 and $767,280 respectively. The total expense ratio net of expenses waived by the Sponsor for these three-month periods was 4.29% in 2016 and 3.99% in 2015.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2016 and 2015 were $1,432,672 and $1,540,334 respectively. The total expense ratio net of expenses waived by the Sponsor for these six-month periods was 4.77% in 2016 and 3.70% in 2015.

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

On June 30, 2016, the Fund had 600,004 shares outstanding and net assets of $12,819,447.  This is in comparison to 350,004 shares outstanding and net assets of $7,211,073 on June 30, 2015 and 600,004 shares outstanding with net assets of $10,814,995 on March 31, 2016.  Shares outstanding increased by 250,000 and 71% for the period ended June 30, 2016 when compared to June 30, 2015 and were the same when compared to March 31, 2016.  This increase in shares over 2015 was, in the opinion of Management, due to concerns regarding the global harvest for the 2015-16 and 2016-17 crop years.

Total net assets for the Fund were $12,819,447 on June 30, 2016 compared to $7,211,073 on June 30, 2015 and $10,814,995 on March 31, 2016. The Net Asset Values (“NAV”) per share related to these balances were $21.37, $20.60 and $18.02 respectively. This represents an increase in total net assets for the year over year of 78% which was driven by a combination of an increase in the number of shares outstanding and a change in the NAV per share which increased by $0.77 or 4%.  When comparing June 30, 2016 with March 31, 2016, there was an increase in total net assets of 19%, driven by an increase in the NAV per share of $3.35 or 19%.  The closing prices per share for June 30, 2016 and 2015 and March 31, 2016, as reported by the NYSE Arca, were $21.34, $20.49 and $18.02, respectively.  The change from June 30, 2016 over the same period last year was a 4% increase, and an 18% increase from March 31, 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2016 and serves to illustrate the relative changes of these components.

Total income for the three-month period ended June 30, 2016 was $2,124,042 resulting primarily from the net change in realized gain on commodity futures contracts totaling $861,575, and by a net change in unrealized appreciation of commodity futures contracts of $1,246,300. Total income was $387,766 in the same period of 2015. Total income for the six-month period ended June 30, 2016 was $2,580,119 resulting primarily from the net change in realized gain on commodity futures contracts totaling $961,900, and by a net change in unrealized appreciation of commodity futures contracts of $1,590,925. Total loss was ($138,322) in the same period of 2015.  Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended June 30, 2016 and 2015, respectively, was $16,167 and $1,491.  For the six-month period, these amounts were $27,294 and $1,840.  This increase year-over-year was the result of the Sponsor investing a portion of the available cash for the Fund in alternative demand-deposit savings accounts.  This change was effective beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Fund’s rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the three-month period ended June 30, 2016 were $122,710; expenses for the same period in 2015 were $112,600. This represents a $10,110 or 9% increase for 2016 over 2015.  The increase was driven by a $14,999 or 97% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $51,086 or 650% increase in distribution and marketing fees, a $3,956 or 85% increase in general and administrative expenses, and a $2,569 or 1,007% increase in other expenses.  These were partially offset by a ($53,277) or 87% decrease in custodian fees and expenses, a ($4,205) or 32% decrease in professional fees related to auditing, legal and tax preparation fees, a ($4,066) or 47% decrease in business permits and licenses, and a ($952) or 68% decrease in brokerage commissions due to changes in the roll procedures for certain contracts instituted by the Sponsor. The total expense ratio gross of expenses waived by the Sponsor for the three-month period for these years was 4.03% in 2016 and 7.29% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the six-month period ended June 30, 2016 were $209,194; expenses for the same period in 2015 were $205,439. This represents a $3,755 or 2% increase for 2016 over 2015.  The increase was driven by a $14,916 or 40% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $47,471 or 100% increase in distribution and marketing fees, a $5,425 or 60% increase in general and administrative expenses, and a $2,950 or 118% increase in other expenses.  These were partially offset by a ($52,060) or 81% decrease in custodian fees and expenses, a ($12,764) or 39% decrease in professional fees related to auditing, legal and tax preparation fees, a ($928) or 9% decrease in business permits and licenses, and a ($1,255) or 45% decrease in brokerage commissions due to changes in the roll procedures for certain contracts instituted by the Sponsor. The total expense ratio gross of expenses waived by the Sponsor for the six-month period for these years was 4.04% in 2016 and 5.60% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ended June 30, 2016 and 2015, the Sponsor waived fees of $0 and $65,022, respectively. For the six-month periods ended June 30, 2016 and 2015, the Sponsor waived fees of $0 and $114,172, respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2016 and 2015 were $122,710 and $47,578 respectively. The total expense ratio net of expenses waived by the Sponsor for these three-month periods was 4.03% in 2016 and 3.08% in 2015.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2016 and 2015 were $209,194 and $91,267 respectively. The total expense ratio net of expenses waived by the Sponsor for these six-month periods was 4.04% in 2016 and 2.49% in 2015.

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

On June 30, 2016, the Fund had 550,004 shares outstanding and net assets of $7,105,785.  This is in comparison to 425,004 shares outstanding and net assets of $4,034,221 on June 30, 2015 and 525,004 shares outstanding with net assets of $5,525,903 on March 31, 2016.  Shares outstanding increased by 125,000 and 29% for the period ended June 30, 2016 when compared to June 30, 2015 and increased by 25,000 and 5% for the period ended June 30, 2016 when compared to March 31, 2016.     This increase was, in the opinion of Management, due to the concerns regarding sugar harvests in Asia and Brazil due primarily to current global weather patterns.

Total net assets for the Fund were $7,105,785 on June 30, 2016 compared to $4,034,221 on June 30, 2015 and $5,525,903 on March 31, 2016. The Net Asset Values (“NAV”) per share related to these balances were $12.92, $9.49 and $10.53 respectively. This represents an increase in total net assets for the year over year of 76% which was driven by a combination of an increase in the number of shares outstanding and a change in the NAV per share which increased by $3.43 or 36%.  When comparing June 30, 2016 with March 31, 2016, there was an increase in total net assets of 29%, driven by an increase in total shares outstanding of 5% and an increase in the NAV per share of $2.39 or 23%.  The closing prices per share for June 30, 2016 and 2015 and March 31, 2016, as reported by the NYSE Arca, were $12.96, $9.49 and $10.55, respectively.  The change from June 30, 2016 over the same period last year was a 37% increase, and a 23% increase from March 31, 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2016 and serves to illustrate the relative changes of these components.

Total income for the three-month period ended June 30, 2016 was $1,344,301, which was the result of a net change in realized gain on commodity futures contracts totaling $1,010,632, and a net change in unrealized appreciation of commodity futures contracts of $325,998. Total loss was ($90,123) in the same period of 2015. Total income for the six-month period ended June 30, 2016 was $1,345,929 resulting primarily from the net change in realized gain on commodity futures contracts totaling $1,008,874, and by a net change in unrealized appreciation of commodity futures contracts of $323,523. Total loss was ($641,899) in the same period of 2015.  Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended June 30, 2016 and 2015, respectively, was $7,671 and $967.  For the six-month period, these amounts were $13,532 and $1,149.  This increase year-over-year was the result of the Sponsor investing a portion of the available cash for the Fund in alternative demand-deposit savings accounts.  This change was effective beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Fund’s rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the three-month period ended June 30, 2016 were $93,020; expenses for the same period in 2015 were $86,939. This represents a $6,081 or 7% increase for 2016 over 2015.  The increase was driven by a $6,882 or 82% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $207 or 1% increase in professional fees related to auditing, legal and tax preparation fees, a $38,487 increase in marketing and distribution expense, a $4,923 or 558% increase in business permits and licenses, a $5,774 increase in general and administrative expenses, a $2,592 increase in brokerage commission, and a $1,865 or 743% increase in other expenses.  These increases were offset by a decrease in custodian fees and expenses of ($54,649) or 88%. The total expense ratio gross of expenses waived by the Sponsor for the three-month period was 6.10% in 2016 and 10.63% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the six-month period ended June 30, 2016 were $135,353; expenses for the same period in 2015 were $115,456. This represents a $19,897 or 17% increase for 2016 over 2015.  The increase was driven by a $11,864 or 80% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $54,844 or 665% increase in marketing and distribution expense, a $5,680 or 644% increase in business permits and licenses, a $6,677 increase in general and administrative expenses, a $3,671 increase in brokerage commission, and a $2,652 or 355% increase in other expenses.  These increases were offset by a decrease in custodian fees and expenses of ($56,649) or 89% and a ($8,842) or 34% decrease in professional fees related to auditing, legal and tax preparation fees. The total expense ratio gross of expenses waived by the Sponsor for the six-month period for these years was 5.07% in 2016 and 7.78% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ended June 30, 2016 and 2015, the Sponsor waived fees of $58,406 and $71,409, respectively. For the six-month periods ended June 30, 2016 and 2015, the Sponsor waived fees of $73,386 and $87,825, respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2016 and 2015 were $34,614 and $15,530 respectively. The total expense ratio net of expenses waived by the Sponsor for these three-month periods was 2.27% in 2016 and 1.90% in 2015.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2016 and 2015 were $61,967 and $27,631 respectively. The total expense ratio net of expenses waived by the Sponsor for these six-month periods was 2.32% in 2016 and 1.86% in 2015.

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

On June 30, 2016, the Fund had 4,475,004 shares outstanding and net assets of $36,767,612.  This is in comparison to 2,650,004 shares outstanding and net assets of $32,356,027 on June 30, 2015 and 2,825,004 shares outstanding with net assets of $25,451,724 on March 31, 2016.  Shares outstanding increased by 1,825,000 and 69% for the period ended June 30, 2016 when compared to June 30, 2015 and increased by 1,650,000 and 58% for the period ended June 30, 2016 when compared to March 31, 2016.  This increase was, in the opinion of management, driven principally by the historically relatively low price of wheat, which generated renewed investor interest.

Total net assets for the Fund were $36,767,612 on June 30, 2016 compared to $32,356,027 on June 30, 2015 and $25,451,724 on March 31, 2016. The Net Asset Values (“NAV”) per share related to these balances were $8.22, $12.21 and $9.01 respectively. This represents an increase in total net assets for the year over year of 14% which was driven by a combination of an increase in the number of shares outstanding and a change in the NAV per share which decreased by $3.99 or 33%.  When comparing June 30, 2016 with March 31, 2016, there was an increase in total net assets of 45%, driven by an increase in total shares outstanding of 58% and a decrease in the NAV per share of $0.79 or 9%.  The closing prices per share for June 30, 2016 and 2015 and March 31, 2016, as reported by the NYSE Arca, were $8.25, $12.26 and $9.00, respectively.  The change from June 30, 2016 over the same period last year was a 33% decrease, and an 8% decrease from March 31, 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2016 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended June 30, 2016 was ($2,771,883) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($997,587), and by a net change in unrealized depreciation of commodity futures contracts of ($1,812,239). Total income was $3,883,225 in the same period of 2015. The total loss for the six-month period ended June 30, 2016 was ($2,911,387) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($1,566,700), and by a net change in unrealized depreciation of commodity futures contracts of ($1,415,250). Total income was $987,846 in the same period of 2015.  Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended June 30, 2016 and 2015, respectively, was $37,943 and $7,736.  For the six-month period, these amounts were $70,563 and $8,746.  This increase year-over-year was the result of the Sponsor investing a portion of the available cash for the Fund in alternative demand-deposit savings accounts.  This change was effective beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Fund’s rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the three-month period ended June 30, 2016 were $309,403; expenses for the same period in 2015 were $253,786. This represents a $55,617 or 22% increase for 2016 over 2015. This increase was driven principally by a higher level of average net assets relative to the other Funds. More specifically,  there was a $10,400 or 17% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $13,850 or 37% increase in professional fees related to auditing, legal and tax preparation fees, a $54,826 or 70% increase in distribution and marketing expenses, a $4,816 or 42% increase in general and administrative expenses, a $4,115 or 134% increase in brokerage commissions due to a higher number of contracts held, and a $5,666 or 320% increase in other expenses.  These increases were offset by decreases in custodian fees and expenses of ($29,241) or 61%, and an ($8,815) or 67% decrease in business permits and licenses. The total expense ratio gross of expenses waived by the Sponsor for the three-month period for these years was 4.30% in 2016 and 4.10% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the six-month period ended June 30, 2016 were $575,153; expenses for the same period in 2015 were $440,499. This represents a $134,654 or 31% increase for 2016 over 2015.  This increase was driven principally by a higher level of average net assets relative to the other Funds. More specifically, there was a $22,467 or 20% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $137,444 or 125% increase in distribution and marketing expenses, a $6,705 or 25% increase in general and administrative expenses, a $7,997 or 148% increase in brokerage commissions due to a higher number of contracts held, and a $7,167 or 114% increase in other expenses.  These increases were offset by decreases in custodian fees and expenses of ($23,547) or 41%, a ($17,820) or 16% decrease in professional fees related to auditing, legal and tax preparation fees, and a ($5,759) or 42% decrease in business permits and licenses. The total expense ratio gross of expenses waived by the Sponsor for the six-month period for these years was 4.29% in 2016 and 3.93% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ended June 30, 2016 and 2015, the Sponsor waived fees of $0 and $17,000, respectively. For the six-month periods ended June 30, 2016 and 2015, the Sponsor waived fees of $0 and $31,300, respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2016 and 2015 were $309,403 and $236,786 respectively. The total expense ratio net of expenses waived by the Sponsor for these three-month periods was 4.30% in 2016 and 3.82% in 2015.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2016 and 2015 were $575,153 and $409,199 respectively. The total expense ratio net of expenses waived by the Sponsor for these six-month periods was 4.29% in 2016 and 3.65% in 2015.

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

On June 30, 2016, the Fund had 50,002 shares outstanding and net assets of $1,440,156.  This is in comparison to 50,002 shares outstanding and net assets of $1,543,193 on June 30, 2015 and 50,002 shares outstanding with net assets of $1,337,005 on March 31, 2016.  Shares outstanding were constant in all periods.

Total net assets for the Fund were $1,440,156 on June 30, 2016 compared to $1,543,193 on June 30, 2015 and $1,337,005 on March 31, 2016. The Net Asset Values (“NAV”) per share related to these balances were $28.80, $30.86 and $26.74 respectively. This represents a decrease in total net assets for the year over year of 7% which was driven by a change in the NAV per share which decreased by $2.06 or 7%.  When comparing June 30, 2016 with March 31, 2016, there was an increase in total net assets of 8%, driven by an increase in the NAV per share of $2.06 or 8%.  The closing prices per share for June 30, 2016 and 2015 and March 31, 2016, as reported by the NYSE Arca, were $28.55, $30.88 and $26.50, respectively.  The change from June 30, 2016 over the same period last year was an 8% decrease, and an 8% increase from March 31, 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2016 and serves to illustrate the relative changes of these components.

Total income for the three-month period ended June 30, 2016 was $104,911 resulting from the realized loss on the securities of the Underlying Funds totaling ($26,170) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $131,077.  Total income for the same three-month period in 2015 was $78,385. Total income for the six-month period ended June 30, 2016 was $114,160 resulting from the realized loss on the securities of the Underlying Funds totaling ($41,558) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $155,712.  Total loss for the same six-month period in 2015 was ($105,835).  Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark.  Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the three-month period ended June 30, 2016 were $6,573; expenses for the same period in 2015 were $59,576. This represents a ($53,003) or 89% decrease for 2016 over 2015.  The decrease was driven by reductions in all expense categories, except brokerage expenses, and was driven by lower average net assets relative to the other funds and a ($41,828) or 99% decrease in custodian fees and expenses. The total expense ratio gross of expenses waived by the Sponsor for the three-month period for these years was 1.87% in 2016 and 16.59% in 2015.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the six-month period ended June 30, 2016 were $28,564; expenses for the same period in 2015 were $82,191. This represents a ($53,627) or 65% decrease for 2016 over 2015.  The decrease was driven by reductions in all expense categories, except brokerage expenses, and was driven by lower average net assets relative to the other funds and a ($41,663) decrease in custodian fees and expenses. The total expense ratio gross of expenses waived by the Sponsor for the six-month period for these years was 4.21% in 2016 and 11.05% in 2015.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ended June 30, 2016 and 2015, the Sponsor waived fees of $4,813 and $57,780, respectively. For the six-month periods ended June 30, 2016 and 2015, the Sponsor waived fees of $25,170 and $78,470, respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2016 and 2015 were $1,760 and $1,796 respectively. The total expense ratio net of expenses waived by the Sponsor for these three-month periods was 0.50% in 2016 and 0.50% in 2015.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2016 and 2015 were $3,394 and $3,721 respectively. The total expense ratio net of expenses waived by the Sponsor for these three-month periods was 0.50% in 2016 and 0.50% in 2015.

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

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States, and the majority of the United States’ corn crop is used in livestock feed, with the amount used in ethanol production second.  Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol.   The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn.   These reports are available on the USDA’s website, www.usda.gov, at no charge.

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2016-17, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 36% of all the corn globally, of which about 13% will be exported.  For 2016-2017, global consumption of 1,009.3 Million Metric Tons (MMT) is expected to be roughly equal to global production of 1,010.7 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine.  Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia.  China’s estimated production for 2016-17 at 218.0 MMT is just slightly under its domestic usage of 226.0 MMT.

According to the USDA, global corn consumption has increased almost 400% from 1960-2015 as demonstrated by the graph below, and is projected to continue to grow in upcoming years.  Consumption growth is the result of a combination of many factors including: 1) global population growth, which is estimated to increase by approximately 78 million people in the 2015-16 timeframe and reach over 10 billion by 2100; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of bio-fuels, including ethanol in the United States.  Based on current USDA estimates, for each person added to the population, there needs to be an additional 5.3 bushels of corn, 1.6 bushels of soybeans and 3.6 bushels of wheat produced.

While global consumption of corn has increased over the 1960-2015 period, so has production, driven by increases in acres planted and yield per acre.  However, according to the USDA and United Nations, future growth in planted acres and yield may be inhibited by lower-productive land, and lack of infrastructure and transportation.  In addition, agricultural crops such as corn are highly weather-dependent for yield and therefore susceptible to changing weather patterns.  In addition, given the current production/consumption patterns, nearly 100% of all corn produced globally is consumed which leaves minimal excess inventory if production issues arise.

On July 12, 2016, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2016-17. The exhibit below provides a summary of historical and current information for United States corn production.

	U.S. Corn Supply/Demand Balance
	Marketing Year September - August
	Million Bushels
										July 12 Est.	June 10 Proj.	July 12 Proj.
										USDA	USDA	USDA	Change from Last Month
Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	16-17	Change	% Change
Planted Acres	78.3	93.5	86.0	86.4	88.2	91.9	97.3	95.4	90.6	88.0	93.6	94.1	0.50	0.5%
Harvested Acres	70.6	86.5	78.6	79.5	81.4	84.0	87.4	87.5	83.1	80.7	85.9	86.6	0.70	0.8%
Difference	7.7	7.0	7.4	6.9	6.8	7.9	9.9	7.9	7.5	7.3	7.7	7.5	(0.20)	-2.6%
Yield	149.1	150.7	153.9	164.7	152.8	147.2	123.1	158.1	171.0	168.4	168.0	168.0	-	0.0%

Beginning Stocks	1,967	1,304	1,624	1,673	1,708	1,128	989	821	1,232	1,731	1,708	1,701	(7.00)	-0.4%
Production	10,531	13,038	12,092	13,092	12,447	12,360	10,755	13,829	14,216	13,601	14,430	14,540	110.00	0.8%
Imports	12	20	14	8	28	29	160	36	32	60	40	40	-	0.0%
Total Supply	12,510	14,362	13,730	14,774	14,182	13,516	11,904	14,686	15,479	15,392	16,178	16,281	103.00	0.6%

Feed	5,540	5,858	5,205	5,125	4,793	4,545	4,315	5,040	5,316	5,200	5,550	5,500	(50.00)	-0.9%
Food/Seed/Industrial	3,541	4,442	4,993	5,961	6,428	6,439	6,038	6,493	6,567	6,592	6,670	6,650	(20.00)	-0.3%
Ethanol for Fuel(incld above)	2,119	3,049	3,677	4,591	5,021	5,011	4,641	5,124	5,200	5,225	5,300	5,275	(25.00)	-0.5%
Exports	2,125	2,437	1,858	1,980	1,834	1,543	730	1,920	1,864	1,900	1,950	2,050	100.00	5.1%
Total Usage	11,206	12,737	12,056	13,066	13,055	12,527	11,083	13,454	13,748	13,692	14,170	14,200	30.00	0.2%

Ending Stocks (Inventory)	1,304	1,624	1,673	1,708	1,128	989	821	1,232	1,731	1,701	2,008	2,081	73.00	3.6%

Stocks/Use Ratio	12%	13%	14%	13%	9%	8%	7%	9%	13%	12%	14%	15%
farm Price ($/bushel)	$ 3.04	$ 4.20	$ 4.06	$ 3.55	$ 5.18	$ 6.22	$ 6.89	$ 4.46	$ 3.70	$ 3.60-3.70	$ 3.20-3.80	$ 3.10-3.70

Calculations:
Demand per day (incld expt)¹	30.7	34.9	33.0	35.8	35.8	34.3	30.4	36.9	37.7	37.5	38.8	38.9	0.08	0.2%
Carry-out days supply	42.5	46.5	50.7	47.7	31.5	28.8	27.0	33.4	46.0	45.3	51.7	53.5	1.77	3.4%
¹ in millions of bushels per day

Yield: Yield per acre; how many bushels can be produced from an acre of land.

Beginning Stocks (also called carry-in): The amount of corn that will be or is available at the beginning of the crop year from the previous year’s harvest.

Ending Stocks (also called carry-out): The amount of corn that will be available at the end of the crop year, given the estimated or actual beginning stocks, production and usage.

Stocks/Use Ratio: Ending stocks divided by total usage.

Demand per Day: Total demand, also known as usage, including exports, divided by three hundred sixty-five days.

Carry-out day’s supply: Ending stocks divided by demand per day.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China.  The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2016-17, the United States will produce approximately 105.6 MMT of soybeans or approximately 33% of estimated world production, with Brazil production at 103 MMT. Argentina is projected to produce about 57 MMT. For 2016-17, consumption of 328.8 MMT is expected to exceed slightly global production of 326.0 MMT.  If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On July 12, 2016, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2016-17. The exhibit below provides a summary of historical and current information for United States soybean production.

	U.S. Soybean Supply/Demand Balance
	Marketing Year September - August
	Million Bushels									July 12 Est.	June 10 Proj.	July 12 Proj.
										USDA	USDA	USDA	Change from Last Month
Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	16-17	Change	% Change
Planted Acres	75.5	64.7	75.7	77.5	77.4	75.0	77.2	76.8	83.3	82.7	82.2	83.7	1.50	2%
Harvested Acres	74.6	64.1	74.7	76.4	76.6	73.8	76.1	76.3	82.6	81.8	81.4	83.0	1.60	2%
Difference	0.9	0.6	1.0	1.1	0.8	1.2	1.0	0.5	0.7	0.9	0.8	0.7	(0.10)	-12%
Yield	42.9	41.7	39.7	44.0	43.5	41.9	40.0	44.0	47.5	48.0	46.7	46.7	-	0%

Beginning Stocks	449	574	205	138	151	215	169	141	92	191	370	350	(20.00)	-5%
Production	3,197	2,677	2,967	3,359	3,329	3,094	3,042	3,358	3,927	3,929	3,800	3,880	80.00	2%
Imports	9	10	13	15	14	16	41	72	33	25	30	30	-	0%
Total Supply	3,655	3,261	3,185	3,512	3,495	3,325	3,252	3,570	4,052	4,145	4,200	4,260	60.00	1%

Crushings	1,808	1,801	1,662	1,752	1,648	1,703	1,689	1,734	1,873	1,890	1,915	1,925	10.00	1%
Seed, Feed and Residual	157	93	106	110	131	89	105	107	145	109	125	125	-	0%
Exports	1,116	1,162	1,279	1,499	1,501	1,365	1,317	1,638	1,843	1,795	1,900	1,920	20.00	1%
Total Usage	3,081	3,056	3,047	3,361	3,280	3,155	3,111	3,478	3,862	3,794	3,940	3,970	30.00	1%

Ending Stocks (Inventory)	574	205	138	151	215	169	141	92	191	350	260	290	30.00	12%

Stocks/Use Ratio	18.6%	6.7%	4.5%	4.5%	6.6%	5.4%	4.5%	2.6%	4.9%	9.2%	6.6%	7.3%	0.01	11%
farm Price ($/bushel)	$ 6.43	$ 10.10	$ 9.97	$ 9.59	$ 11.30	$ 12.50	$ 14.40	$ 13.00	$ 10.10	$ 9.05	$8.75 - 10.25	$8.75 - 10.25

Calculations:
Demand per day (incld expt)¹	8.4	8.4	8.3	9.2	9.0	8.6	8.5	9.5	10.6	10.4	10.8	10.9	0.08	1%
Carry-out days supply	68.0	24.5	16.5	16.4	23.9	19.6	16.6	9.7	18.1	33.7	24.1	26.7	2.58	11%
¹ in millions of bushels per day

Yield: Yield per acre; how many bushels can be produced from an acre of land.

Beginning Stocks (also called carry-in): The amount of soybeans that will be or is available at the beginning of the crop year from the previous year’s harvest.

Ending Stocks (also called carry-out): The amount of soybeans that will be available at the end of the crop year, given the estimated or actual beginning stocks, production and usage.

Stocks/Use Ratio: Ending stocks divided by total usage.

Demand per Day: Total demand, also known as usage, including exports, divided by three hundred sixty-five days.

Carry-out day’s supply: Ending stocks divided by demand per day.

The Sugar Market

Sugarcane accounts for about 75% of the world’s sugar production, while sugar beets account for the remainder of the world’s sugar production.  Sugar manufacturers use sugar beets and sugarcane as the raw material from which refined sugar (sucrose) for industrial and consumer use is produced.  Sugar is produced in various forms, including granulated, powdered, liquid, brown, and molasses.  The food industry (in particular, producers of baked goods, beverages, cereal, confections, and dairy products) uses sugar and sugarcane molasses to make sugar-containing food products.  Sugar beet pulp and molasses products are used as animal feed ingredients.  Ethanol is an important by-product of sugarcane processing.  Additionally, the material that is left over after sugarcane is processed is used to manufacture paper, cardboard, and “environmentally friendly” eating utensils.

The Sugar No. 11 Futures Contract is the world benchmark contract for raw sugar trading.  This contract prices the physical delivery of raw cane sugar, delivered to the receiver’s vessel at a specified port within the country of origin of the sugar.  Sugar No. 11 Futures Contracts trade on the ICE Futures and the NYMEX in units of 112,000 pounds.

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. All of these reports are available on the USDA’s website, www.usda.gov, at no charge.  The USDA’s May 2016 report forecasts that Brazil, with 37.1 million metric tons, will continue to be the leading producer of sugarcane, producing approximately 22% of the world’s supply, 164.9 million metric tons.  Outpacing the other principal producers of sugarcane are India, Thailand and China. The principal world producers of sugar beets, as forecasted by the USDA for 2016, include the European Union, the United States and Russia. The USDA’s May 2016 report estimates that global consumption of sugar will outpace production in 2016-17; with consumption at a record 174 million metric tons, reducing ending stocks to historic lows. If the global supply of sugar exceeds global demand, this may have an adverse impact on the price of sugar.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India.  The United States Department of Agriculture (“USDA”) estimates that for 2016-17, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 8% of the global production, with just over one-third of that being exported. For 2016-17, global consumption of 729.3 MMT is estimated to be surpassed by production of 738.5 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On July 12, 2016, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2016-17. The exhibit below provides a summary of historical and current information for United States wheat production.

	U.S. Wheat Supply/Demand Balance
	Marketing Year June - May
	Million Bushels									July 12 Est.	June 10 Proj.	July 12 Proj.
										USDA	USDA	USDA	Change from Last Month
Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	16-17	Change	% Change
Planted Acres	57.3	60.5	63.2	59.2	53.6	54.4	55.3	56.2	56.8	54.6	49.6	50.8	1.20	2.4%
Harvested Acres	46.8	51.0	55.7	49.9	47.6	45.7	48.8	45.3	46.4	47.1	42.8	44.1	1.30	3.0%
Difference	10.5	9.5	7.5	9.3	6.0	8.7	6.5	10.9	10.4	7.5	6.8	6.7	(0.10)	-1.5%
Yield	38.6	40.2	44.9	44.5	46.3	43.7	46.2	47.1	43.7	43.6	48.6	51.3	2.70	5.6%

Beginning Stocks	571	456	306	657	976	862	743	718	590	752	980	981	1.00	0.1%
Production	1,808	2,051	2,499	2,218	2,207	1,999	2,252	2,135	2,026	2,052	2,077	2,261	184.00	8.9%
Imports	122	113	127	119	97	112	123	173	149	115	125	120	(5.00)	-4.0%
Total Supply	2,501	2,620	2,932	2,993	3,279	2,974	3,118	3,026	2,766	2,919	3,182	3,362	180.00	5.7%

Food	938	948	927	919	926	941	951	955	958	960	963	963	-	0.0%
Seed	82	88	78	69	71	76	73	77	79	68	69	69	-	0.0%
Feed and residual	117	16	255	150	132	164	364	228	122	132	200	300	100.00	50.0%
Exports	908	1,263	1,015	879	1,289	1,050	1,012	1,176	854	777	900	925	25.00	2.8%
Total Usage	2,045	2,315	2,275	2,018	2,417	2,231	2,400	2,436	2,014	1,937	2,132	2,257	125.00	5.9%

Ending Stocks (Inventory)	456	305	657	976	862	743	718	590	752	981	1,050	1,105	55.00	5.2%

Stocks/Use Ratio	22.3%	13.2%	28.9%	48.4%	35.7%	33.3%	29.7%	24.2%	37.3%	50.6%	49.2%	49.0%	(0.00)
farm Price ($/bushel)	$ 4.26	$ 6.48	$ 6.78	$ 4.87	$ 5.70	$ 7.24	$ 7.77	$ 6.87	$ 5.99	$ 4.89	$3.60 - 4.40	$3.40 - 4.20

Calculations:
Demand per day (incld expt)¹	5.6	6.3	6.2	5.5	6.6	6.1	6.6	6.7	5.5	5.3	5.8	6.2	0.34	5.9%
Carry-out days supply	81.4	48.1	105.4	176.5	130.2	121.6	108.6	88.4	136.3	184.9	179.8	178.7	(1.06)	-0.6%
¹ in millions of bushels per day

Yield: Yield per acre; how many bushels can be produced from an acre of land.

Beginning Stocks (also called carry-in): The amount of wheat that will be or is available at the beginning of the crop year from the previous year’s harvest.

Ending Stocks (also called carry-out): The amount of wheat that will be available at the end of the crop year, given the estimated or actual beginning stocks, production and usage.

Stocks/Use Ratio: Ending stocks divided by total usage.

Demand per Day: Total demand, also known as usage, including exports, divided by three hundred sixty-five days.

Carry-out day’s supply: Ending stocks divided by demand per day.

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

4.

Cash and cash equivalents are cash held at financial institutions in demand-deposit accounts or highly-liquid investments with original maturity dates of three months or less at inception. The Funds reported cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Funds have a substantial portion of its assets on deposit with banks. Assets deposited with financial institutions may, at times, exceed federally insured limits.

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

The Funds may engage in off exchange transactions broadly called an “exchange for risk” transaction, also referred to as an “exchange for swap.” For purposes of the Dodd-Frank Act and related CFTC rules, an “exchange for risk” transaction is treated as a “swap.” An “exchange for risk” transaction, sometimes referred to as an “exchange for swap” or “exchange of futures for risk,” is a privately negotiated and simultaneous exchange of a futures contract position for a swap or other over-the-counter instrument on the corresponding commodity.  An exchange for risk transaction can be used by the Funds as a technique to avoid taking physical delivery of a commodity futures contract, corn for example, in that a counterparty will take the Fund’s position in a Corn Futures Contract into its own account in exchange for a swap that does not by its terms call for physical delivery.  The Funds will become subject to the credit risk of a counterparty when it acquires an over-the-counter position in an exchange for risk transaction.  The Fund may use an “exchange for risk” transaction in connection with the creation and redemption of shares. These transactions must be carried out only in accordance with the rules of the applicable exchange where the futures contracts trade.

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

Beginning in the quarter-ended June 30, 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand-deposit savings accounts; effective August 20, 2015, the Sponsor has deposited cash in Rabobank, N.A., a U.S. chartered bank headquartered in Roseville, CA.   These accounts have slightly higher overnight deposit rates than were available in the money market products at the Custodians that had been utilized solely in the past.

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

The CFTC possesses exclusive jurisdiction to regulate the activities of commodity pool operators and commodity trading advisors with respect to "commodity interests," such as futures and swaps and options, and has adopted regulations with respect to the activities of those persons and/or entities.  Under the Commodity Exchange Act (“CEA”), a registered commodity pool operator, such as the Sponsor, is required to make annual filings with the CFTC and the NFA describing its organization, capital structure, management and controlling persons.  In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered commodity pool operators.  Pursuant to this authority, the CFTC requires commodity pool operators to keep accurate, current and orderly records for each pool that they operate.  The CFTC may suspend the registration of a commodity pool operator (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances.  Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until that registration were to be reinstated, from managing the Funds, and might result in the termination of a Fund if a successor sponsor is not elected pursuant to the Trust Agreement.  Neither the Trust nor the Funds are required to be registered with the CFTC in any capacity.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed or final versions of almost all of the rules it is required to promulgate under the Dodd-Frank Act, and it continues to issue proposed versions of additional rules that it has authority to promulgate. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests,  including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”); new registration and recordkeeping requirements for swap market participants; capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations; reporting of all swap transactions to swap data repositories; and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the over-the-counter market, but are now designated as subject to the clearing requirement; and margin requirements for over-the-counter swaps that are not subject to the clearing requirements.

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

Management believes that as of June 30, 2016 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

Position Limits, Aggregation Limits, Price Fluctuation Limits

On November 5, 2013, the CFTC re-proposed for public comment new regulations that would establish specific limits on speculative positions in futures contracts, option contracts and swaps on 28 agricultural, energy and metals commodities (the “Position Limit Rules”) and on September 29, 2015 issued a supplemental notice of proposed rulemaking and regulations addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Both the Position Limit Rules and Proposed Aggregation Requirements are currently pending and have not yet been adopted.  It remains to be seen whether the CFTC will modify the proposed regulations in response to public comments.

Currently, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges establish and enforce position limits and accountability levels for virtually all physical commodity contracts such as agricultural and certain energy products (e.g., oil and natural gas). As a result, the Funds may be limited with respect to the size of their investments in any commodity subject to these limits.  Finally, subject to certain narrow exceptions, the Proposed Aggregation Requirements would require the aggregation, for purposes of the position limits, of all positions in Reference Contracts of the 28 regulated commodities held by a single entity and its affiliates, regardless of whether such positions exist on US futures exchanges, non-US futures exchanges, or in over-the-counter swaps.  Under the CFTC’s existing position limit requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding.  At this time, it is unclear how the Proposed Aggregation Requirements may affect the Fund, but it may be substantial and adverse.  By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of the Fund to meet its respective investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Fund.

Position limits generally impose a fixed ceiling on aggregate holdings in futures contracts relating to a particular commodity, and may also impose separate ceilings on contracts expiring in any one month, contracts expiring in the spot month, and/or contracts in certain specified final days of trading.  By way of example, the CFTC’s position limits for Soybean Futures Contracts (including related options) are 600 spot month contracts, 15,000 contracts expiring in any other single month, and 15,000 contracts for all months.  All Soybean Futures Contracts held under the control of the Sponsor and its owned or commonly owned affiliates, including those held by any future series of the Trust, will be aggregated in determining the application of these position limits.  Position limits could in certain circumstances effectively limit the number of Creation Baskets that the Soybean Fund can sell but, it is not expected to reach asset levels that would cause these position limits to be implicated in the near future.

As mandated by the Dodd-Frank Act, the CFTC is considering adopting a rule that will establish position limits not only for futures contracts but also for futures equivalent positions, over-the-counter swaps and options (i.e., contracts that are not traded on exchanges). If this rule was implemented, these new position limits would likely limit the ability of the Funds to establish positions in over-the-counter commodity interests as well.

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

Off Balance Sheet Financing

As of June 30, 2016, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

Benchmark Performance

The Funds have a limited operating history. Investing in commodity interests, or the Underlying Funds in the case of TAGS, subjects the Funds to the risks of the underlying commodities market, and this could result in substantial fluctuations in the price of each Fund’s Shares. Unlike mutual funds, the Funds generally will not distribute dividends to Shareholders. Investors may choose to use the Funds as a means of investing indirectly in the underlying commodities, and there are risks involved in such investments. The Sponsor has limited experience operating a commodity pool. Investors may choose to use the Funds as vehicles to hedge against the risk of loss, and there are risks involved in hedging activities.

During the period from January 1, 2016 through June 30, 2016 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of June 30, 2016. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	June 30, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2016	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures SEP16	1,245	$ 3.6550	$ 22,752,375	$ 20,477,138	$ 19,339,519	$ 18,201,900	$ 25,027,613	$ 26,165,231	$ 27,302,850
CBOT Corn Futures DEC16	1,052	$ 3.7125	$ 19,527,750	$ 17,574,975	$ 16,598,588	$ 15,622,200	$ 21,480,525	$ 22,456,913	$ 23,433,300
CBOT Corn Futures DEC17	1,229	$ 3.8875	$ 23,888,688	$ 21,499,819	$ 20,305,384	$ 19,110,950	$ 26,277,556	$ 27,471,991	$ 28,666,425
Total CBOT Corn Futures			$ 66,168,813	$ 59,551,931	$ 56,243,491	$ 52,935,050	$ 72,785,694	$ 76,094,134	$ 79,402,575

Shares outstanding			3,250,004	3,250,004	3,250,004	3,250,004	3,250,004	3,250,004	3,250,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$ 20.36	$ 18.32	$ 17.31	$ 16.29	$ 22.40	$ 23.41	$ 24.43
Total Net Asset Value per Share as reported			$ 20.34
Change in the Net Asset Value per Share				$ (2.04)	$ (3.05)	$ (4.07)	$ 2.04	$ 3.05	$ 4.07

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

SOYB:

	June 30, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2016	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures NOV16	79	$ 11.5325	$ 4,555,338	$ 4,099,804	$ 3,872,037	$ 3,644,270	$ 5,010,871	$ 5,238,638	$ 5,466,405
CBOT Soybean Futures JAN17	68	$ 11.4825	$ 3,904,050	$ 3,513,645	$ 3,318,443	$ 3,123,240	$ 4,294,455	$ 4,489,658	$ 4,684,860
CBOT Soybean Futures NOV17	88	$ 9.9350	$ 4,371,400	$ 3,934,260	$ 3,715,690	$ 3,497,120	$ 4,808,540	$ 5,027,110	$ 5,245,680
Total CBOT Soybean Futures			$ 12,830,788	$ 11,547,709	$ 10,906,169	$ 10,264,630	$ 14,113,866	$ 14,755,406	$ 15,396,945

Shares outstanding			600,004	600,004	600,004	600,004	600,004	600,004	600,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$ 21.38	$ 19.25	$ 18.18	$ 17.11	$ 23.52	$ 24.59	$ 25.66
Total Net Asset Value per Share as reported			$ 21.37
Change in the Net Asset Value per Share				$ (2.14)	$ (3.21)	$ (4.28)	$ 2.14	$ 3.21	$ 4.28

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

CANE:

	June 30, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2016	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAR17	109	$ 0.2043	$ 2,494,094	$ 2,244,685	$ 2,119,980	$ 1,995,276	$ 2,743,504	$ 2,868,209	$ 2,992,913
ICE #11 Sugar Futures MAY17	98	$ 0.1930	$ 2,118,368	$ 1,906,531	$ 1,800,613	$ 1,694,694	$ 2,330,205	$ 2,436,123	$ 2,542,042
ICE #11 Sugar Futures MAR18	124	$ 0.1782	$ 2,474,842	$ 2,227,357	$ 2,103,615	$ 1,979,873	$ 2,722,326	$ 2,846,068	$ 2,969,810
Total ICE #11 Sugar Futures			$ 7,087,304	$ 6,378,574	$ 6,024,208	$ 5,669,843	$ 7,796,034	$ 8,150,400	$ 8,504,765

Shares outstanding			550,004	550,004	550,004	550,004	550,004	550,004	550,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$ 12.89	$ 11.60	$ 10.95	$ 10.31	$ 14.17	$ 14.82	$ 15.46
Total Net Asset Value per Share as reported			$ 12.92
Change in the Net Asset Value per Share				$ (1.29)	$ (1.93)	$ (2.58)	$ 1.29	$ 1.93	$ 2.58

Percent Change in the Net Asset Value per Share				-9.97%	-14.96%	-19.95%	9.97%	14.96%	19.95%

WEAT:

	June 30, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2016	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures SEP16	577	$ 4.4550	$ 12,852,675	$ 11,567,408	$ 10,924,774	$ 10,282,140	$ 14,137,943	$ 14,780,576	$ 15,423,210
CBOT Wheat Futures DEC16	474	$ 4.6550	$ 11,032,350	$ 9,929,115	$ 9,377,498	$ 8,825,880	$ 12,135,585	$ 12,687,203	$ 13,238,820
CBOT Wheat Futures DEC17	489	$ 5.2625	$ 12,866,813	$ 11,580,132	$ 10,936,791	$ 10,293,450	$ 14,153,494	$ 14,796,835	$ 15,440,176
Total CBOT Wheat Futures			$ 36,751,838	$ 33,076,654	$ 31,239,062	$ 29,401,470	$ 40,427,022	$ 42,264,614	$ 44,102,206

Shares outstanding			4,475,004	4,475,004	4,475,004	4,475,004	4,475,004	4,475,004	4,475,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$ 8.21	$ 7.39	$ 6.98	$ 6.57	$ 9.03	$ 9.44	$ 9.86
Total Net Asset Value per Share as reported			$ 8.22
Change in the Net Asset Value per Share				$ (0.82)	$ (1.23)	$ (1.64)	$ 0.82	$ 1.23	$ 1.64

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

TAGS:

	June 30, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2016	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	16,208	$ 20.3420	$ 329,703	$ 296,733	$ 280,248	$ 263,763	$ 362,673	$ 379,159	$ 395,644
Teucrium Soybean Fund	17,631	$ 21.3654	$ 376,694	$ 339,025	$ 320,190	$ 301,355	$ 414,363	$ 433,198	$ 452,033
Teucrium Sugar Fund	29,724	$ 12.9194	$ 384,016	$ 345,615	$ 326,414	$ 307,213	$ 422,418	$ 441,619	$ 460,820
Teucrium Wheat Fund	41,737	$ 8.2161	$ 342,915	$ 308,624	$ 291,478	$ 274,332	$ 377,207	$ 394,353	$ 411,498
Total value of shares of the Underlying Funds			$ 1,433,329	$ 1,289,996	$ 1,218,329	$ 1,146,663	$ 1,576,662	$ 1,648,328	$ 1,719,995

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$ 28.67	$ 25.80	$ 24.37	$ 22.93	$ 31.53	$ 32.97	$ 34.40
Total Net Asset Value per Share as reported			$ 28.80
Change in the Net Asset Value per Share				$ (2.87)	$ (4.30)	$ (5.73)	$ 2.87	$ 4.30	$ 5.73

Percent Change in the Net Asset Value per Share				-9.95%	-14.93%	-19.91%	9.95%	14.93%	19.91%

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

The Dodd-Frank Act requires the CFTC, the SEC and the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared or over-the-counter swaps). The proposed rules would require swap dealers and major swap participants to collect both variation and initial margin from their financial entity counterparties such as the Funds or Underlying Funds but would not require these swap dealers or major swap participants to post variation margin or initial margin to the Funds or Underlying Funds.  The CFTC and the Prudential Regulators have finalized these rules in 2016 and compliance will be due beginning September 2016.

An “exchange for related position” (“EFRP”) can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs.  The Fund will become subject to the credit risk of the market specialist/market maker until the EFRP is settled or terminated.  The Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded. These transactions must be carried out only pursuant to the rules of the applicable exchange.

For the three-months ended June 30, 2016, the only counterparty risk to which the Funds were subject was that in association with EFRPs as described above.

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

Management of the Sponsor of the Teucrium Funds (“Management”), including Dale Riker, its Chief Executive Officer and Barbara Riker, its Chief Financial Officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the design and operation of the Trust’s and each Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and, based upon that evaluation, concluded that the Trust’s and each Fund’s disclosure controls and procedures were effective to ensure that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure. The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers both the Trust and each Fund thereof.

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

The Trust may, in its discretion, suspend the right to redeem Shares of a Fund or postpone the redemption settlement date: (1) for any period during which an applicable exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of a Fund’s assets is not reasonably practicable; (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders; (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of a Fund on the specific exchange where the Fund is traded and from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of a Fund or its Shareholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder’s redemption proceeds if the NAV of a Fund declines during the period of delay. The Trust Agreement provides that the Sponsor and its designees will not be liable for any loss or damage that may result from any such suspension or postponement. A minimum number of baskets and associated Shares are specified for each Fund in its prospectus and in Part I, Item 1 of this document. Once that minimum number of Shares outstanding is reached, there can be no further redemptions until there has been a Creation Basket.

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

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013 and a third (File No. 333-210010) was declared effective on April 29, 2016. From June 9, 2010 (the commencement of operations) through June 30, 2016, 12,300,000 Shares of the Fund were sold at an aggregate offering price of $417,152,172. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2016 in an amount equal to $700,656, resulting in net offering proceeds of $416,451,516. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through June 30, 2016, 1,800,000 Shares of the Fund were sold at an aggregate offering price of $40,334,501  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2016 in an amount equal to $60,200, resulting in net offering proceeds of $40,274,301  The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through June 30, 2016, 1,050,000 Shares of the Fund were sold at an aggregate offering price of $15,568,093.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2016 in an amount equal to $26,794, resulting in net offering proceeds of $15,541,299.   The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-212481) which registered a total of 25,350,000 shares was declared effective on July 15, 2016.  From September 19, 2011 (the commencement of the offering) through June 30, 2016, 6,850,000 Shares of the Fund were sold at an aggregate offering price of $84,623,235.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2016 in an amount equal to $114,270, resulting in net offering proceeds of $84,508,965.   The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. From March 28, 2012 (the commencement of the offering) through June 30, 2016, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2016 in an amount equal to $7,330, resulting in net offering proceeds of $17,699,248. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2016	-	$-	N/A	N/A
May 1 to May 31, 2016	-	$-	N/A	N/A
June 1 to June 30, 2016	225,000	$22.52	N/A	N/A
Total	225,000	$22.52

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2016	50,000	$18.50	N/A	N/A
May 1 to May 31, 2016	-	$-	N/A	N/A
June 1 to June 30, 2016	50,000	$20.59	N/A	N/A
Total	250,000	$19.54

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

Date: August 9, 2016

