Form 10-Q
period 2016-09-30
Teucrium Commodity Trust
filed 2016-11-09
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of November 7, 2016
Teucrium Corn Fund	4,725,004
Teucrium Sugar Fund	500,004
Teucrium Soybean Fund	725,004
Teucrium Wheat Fund	8,650,004
Teucrium Agricultural Fund	50,002

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$141,326,273	$92,561,610
Interest receivable	17,904	776
Restricted cash	190,684	307,683
Other assets	779,538	723,450
Equity in trading accounts:
Commodity futures contracts	842,786	380,231
Due from broker	17,512,696	11,790,423
Total equity in trading accounts	18,355,482	12,170,654
Total assets	160,669,881	105,764,173

Liabilities
Management fee payable to Sponsor	128,082	82,863
Other liabilities	1,213	8,147
Payable for Shares redeemed	541,380	-
Equity in trading accounts:
Commodity futures contracts	7,169,483	6,071,676
Due to broker	250,600	-
Total equity in trading accounts	7,420,083	6,071,676
Total liabilities	8,090,758	6,162,686

Net assets	$152,579,123	$99,601,487

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

September 30, 2016

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares
Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $2,050,664)	$2,050,664	1.34%	2,050,664

			Notional Amount
			(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV17 (99 contracts)	$143,413	0.09%	$4,718,588

United States sugar futures contracts
ICE sugar futures MAY17 (103 contracts)	213,730	0.14	2,556,378
ICE sugar futures MAR18 (113 contracts)	485,643	0.32	2,575,496
Total commodity futures contracts	$842,786	0.55%	$9,850,462

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR17 (1,561 contracts)	$1,109,538	0.73%	$27,044,325
CBOT corn futures MAY17 (1,311 contracts)	206,550	0.14	23,171,925
CBOT corn futures DEC17 (1,433 contracts)	1,404,300	0.92	26,976,225

United States soybean futures contracts
CBOT soybean futures JAN17 (98 contracts)	355,200	0.23	4,700,325
CBOT soybean futures MAR17 (83 contracts)	31,800	0.02	4,006,825

United States sugar futures contracts
ICE sugar futures JUL17 (92 contracts)	29,882	0.02	2,195,782

United States wheat futures contracts
CBOT wheat futures MAR17 (900 contracts)	1,886,900	1.24	19,113,750
CBOT wheat futures MAY17 (748 contracts)	158,638	0.10	16,381,200
CBOT wheat futures DEC17 (797 contracts)	1,986,675	1.30	19,147,925
Total commodity futures contracts	$7,169,483	4.70%	$142,738,282

			Shares
Exchange-traded funds*
Teucrium Corn Fund	$338,765	0.22%	18,108
Teucrium Soybean Fund	326,741	0.21	17,631
Teucrium Sugar Fund	359,372	0.24	24,524
Teucrium Wheat Fund	329,886	0.22	45,887
Total exchange-traded funds (cost $2,065,066)	$1,354,764	0.89%

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(11,187,329)	$(1,464,716)	$(13,175,344)	$(9,640,928)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,385,513)	(12,999,597)	(635,252)	(5,469,783)
Interest Income	207,383	80,676	483,009	122,964
Total loss	(12,365,459)	(14,383,637)	(13,327,587)	(14,987,747)

Expenses
Management fees	380,847	298,551	902,344	879,464
Professional fees	438,651	298,053	986,600	910,602
Distribution and marketing fees	721,439	525,681	1,690,002	1,161,981
Custodian fees and expenses	88,672	326,798	223,961	618,612
Business permits and licenses fees	28,854	10,125	72,322	77,246
General and administrative expenses	60,148	88,520	173,288	224,722
Brokerage commissions	30,802	5,351	82,213	36,775
Other expenses	27,362	17,771	67,982	45,367
Total expenses	1,776,775	1,570,850	4,198,712	3,954,769

Expenses waived by the Sponsor	(304,726)	(369,619)	(403,282)	(681,386)

Total expenses, net	1,472,049	1,201,231	3,795,430	3,273,383

Net loss	$(13,837,508)	$(15,584,868)	$(17,123,017)	$(18,261,130)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Operations
Net loss	$(17,123,017)	$(18,261,130)
Capital transactions
Issuance of Shares	97,154,354	29,655,798
Redemption of Shares	(27,059,248)	(47,316,245)
Net change in the cost of the Underlying Funds	5,547	2
Total capital transactions	70,100,653	(17,660,445)

Net change in net assets	52,977,636	(35,921,575)

Net assets, beginning of period	99,601,487	145,351,972

Net assets, end of period	$152,579,123	$109,430,397

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(17,123,017)	$(18,261,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	635,252	5,469,783

Changes in operating assets and liabilities:
Due from broker	(5,722,273)	(8,858,210)
Interest receivable	(17,128)	8,961
Restricted cash	116,999	(381,462)
Other assets	(56,088)	(443,833)
Due to broker	250,600	(60,805)
Management fee payable to Sponsor	45,219	(44,649)
Other liabilities	(6,934)	(129,504)
Net cash used in operating activities	(21,877,370)	(22,700,849)

Cash flows from financing activities:
Proceeds from sale of Shares	97,154,354	29,655,798
Redemption of Shares	(26,517,868)	(49,312,430)
Net change in cost of the Underlying Funds	5,547	2
Net cash provided by (used in) financing activities	70,642,033	(19,656,630)

Net change in cash and cash equivalents	48,764,663	(42,357,479)
Cash and cash equivalents, beginning of period	92,561,610	142,423,637
Cash and cash equivalents, end of period	$141,326,273	$100,066,158

 The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

September 30, 2016

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

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. On June 30, 2014, subsequent registration statements for CANE, SOYB and WEAT were declared effective by the SEC. On July 15, 2016, a subsequent registration statement for WEAT was declared effective.  This registration statement for WEAT registered an additional 24,050,000 shares.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended September 30, 2016 and 2015, the Funds recognized $88,672 and $326,798, respectively, for these services, which were recorded in custodian fees and expenses on the combined statements of operations; of these expenses $4,471 in 2016 and $257,550 in 2015 were waived by the Sponsor. For the nine months ended September 30, 2016 and 2015, the Funds recognized $223,961 and $618,612, respectively, for these services, which were recorded in custodian fees and expenses on the combined statements of operations; of these expenses $11,515 in 2016 and $445,550 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, 2016 and 2015, the Funds recognized $36,423 and $34,805, respectively, for these services, which was recorded in distribution and marketing fees on the combined statements of operations; of these expenses $1,829 in 2016 and $1,922 in 2015 were waived by the Sponsor. For the nine months ended September 30, 2016 and 2015, the Funds recognized $110,466 and $112,554, respectively, for these services, which was recorded in distribution and marketing fees on the combined statements of operations; of these expenses $4,822 in 2016 and $5,617 in 2015 were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the three months ended September 30, 2016 and 2015, the Funds recognized $30,802 and $5,351, respectively, for these services, which are recorded in brokerage commissions on the combined statements of operations and was paid by the Funds. For the nine months ended September 30, 2016 and 2015, the Funds recognized $82,213 and $36,775, respectively, for these services, which are recorded in brokerage commissions on the combined statements of operations and was paid by the Funds.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and nine months ended September 30, 2016, the Funds recognized $3,039 for these services which are recorded in business permits and licenses on the combined statements of operations and was waived by the Sponsor. For the three and nine months ended September 30, 2015, the Funds did not recognize any expense for these services.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2016 and 2015.

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

CORN: 50,000 shares representing 2 baskets

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets (at minimum level as of September 30, 2016 and December 31, 2015)

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Each Fund that is a series of the Trust has the balance of its assets on deposit with banks. The Trust had a balance of $2,050,664 and $2,539,642 in money market funds at September 30, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand-deposit savings accounts, which is classified as cash and not as cash equivalents. The Funds had a balance of $139,275,609 on September 30, 2016 and $90,021,968 on December 31, 2015 in demand-deposit savings accounts. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the three months ended September 30, 2016 and 2015; such expenses, which are primarily recorded in distribution and marketing fees on the combined statements of operations, totaled  $415,328 in 2016 and $371,374 in 2015; of these amounts, $160,317 in 2016 and $15,253 in 2015, were waived by the Sponsor. For the nine months ended September 30, 2016 and 2015; such expenses, which are primarily recorded in distribution and marketing fees on the combined statements of operations, totaled $1,417,388 in 2016 and $1,220,938 in 2015; of these amounts, $204,372 in 2016 and $57,024 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the three months ended September 30, 2016, there were $304,726 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor.  These were specifically: $134,161 for CORN, $63,113 for SOYB, $48,043 for CANE, $49,516 for WEAT and $9,893 for TAGS.  The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

For the nine months ended September 30, 2016, there were $403,282 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $134,161 for CORN, $63,113 for SOYB, $121,429 for CANE, $49,516 for WEAT and $35,063 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the nine months ended September 30, 2015, there were $681,386 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $16,584 for CORN, $243,723 for SOYB, $197,178 for CANE, $42,174 for WEAT, and $181,727 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On September 30, 2016 and December 31, 2015, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the nine months ended September 30, 2016 and year ended December 31, 2015, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Sponsor has analyzed the ASU and its amendments and does not expect the adoption will have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2016 and December 31, 2015:

September 30, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2016
Cash equivalents	$2,050,664	$-	$-	$2,050,664
Commodity futures contracts
Soybean futures contracts	143,413	-	-	143,413
Sugar futures contracts	699,373	-	-	699,373
Total	$2,893,450	$-	$-	$2,893,450

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2016
Commodity futures contracts
Corn futures contracts	$2,720,388	$-	$-	$2,720,388
Soybean futures contracts	387,000			387,000
Sugar futures contracts	29,882	-	-	29,882
Wheat futures contracts	4,032,213	-	-	4,032,213
Total	$7,169,483	$-	$-	$7,169,483

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$2,539,642	$-	$-	$2,539,642
Commodity futures contracts
Soybean futures contracts	16,175	-	-	16,175
Sugar futures contracts	364,056	-	-	364,056
Total	$2,919,873	$-	$-	$2,919,873

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Commodity futures contracts
Corn futures contracts	$3,908,550	$-	$-	$3,908,550
Soybean futures contracts	238,662	-	-	238,662
Wheat futures contracts	1,924,464	-	-	1,924,464
Total	$6,071,676	$-	$-	$6,071,676

For the nine months ended September 30, 2016 and year ended December 31, 2015, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2016 and year ended December 31, 2015, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2016 and December 31, 2015.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$143,413	$-	$143,413	$143,413	$-	$-
Sugar futures contracts	699,373	-	699,373	29,882	250,600	418,891

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$2,720,388	$-	$2,720,388	$-	$2,720,388	$-
Soybean futures contracts	387,000		387,000	143,413	243,587	-
Sugar futures contracts	29,882	-	29,882	29,882	-	-
Wheat futures contracts	4,032,213	-	4,032,213	-	4,032,213	-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$16,175	$-	$16,175	$16,175	$-	$-
Sugar futures contracts	364,056	-	364,056	-	-	364,056

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$3,908,550	$-	$3,908,550	$-	$3,908,550	$-
Soybean futures contracts	238,662	-	238,662	16,175	222,487	-
Wheat futures contracts	1,924,464	-	1,924,464	-	1,924,464	-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended September 30, 2016

	Realized (Loss) Gain on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(6,486,500)	$937,100
Soybean futures contracts	28,163	(1,612,025)
Sugar futures contracts	948,483	(18,088)
Wheat futures contracts	(5,677,475)	(692,500)
Total commodity futures contracts	$(11,187,329)	$(1,385,513)

Three months ended September 30, 2015

	Realized Gain (Loss) on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$83,175	$(7,447,263)
Soybean futures contracts	(356,775)	(622,013)
Sugar futures contracts	(446,791)	116,167
Wheat futures contracts	(744,325)	(5,046,488)
Total commodity futures contracts	$(1,464,716)	$(12,999,597)

Nine months ended September 30, 2016

	Realized (Loss) Gain on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(8,878,588)	$1,188,163
Soybean futures contracts	990,062	(21,100)
Sugar futures contracts	1,957,357	305,435
Wheat futures contracts	(7,244,175)	(2,107,750)
Total commodity futures contracts	$(13,175,344)	$(635,252)

Nine months ended September 30, 2015

	Realized Loss on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(4,245,750)	$(3,960,625)
Soybean futures contracts	(1,091,489)	(27,462)
Sugar futures contracts	(1,286,051)	312,379
Wheat futures contracts	(3,017,638)	(1,794,075)
Total commodity futures contracts	$(9,640,928)	$(5,469,783)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held for the three and nine months ended September 30, 2016, were $154.1 million and $119.1 million, respectively, and for the three and nine months ended September 30, 2015, were $112.8 million and $114.5 million.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

September 30, 2016

	Outstanding Shares	Net Assets
Teucrium Corn Fund	4,125,004	$77,172,176
Teucrium Soybean Fund	725,004	13,436,212
Teucrium Sugar Fund	500,004	7,327,149
Teucrium Wheat Fund	7,600,004	54,638,344
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,360,006
Less: Investment in the Underlying Funds		(1,354,764)
Net for the Fund in the combined net assets of the Trust		5,242
Total		$152,579,123

December 31, 2015

	Outstanding Shares	Net Assets
Teucrium Corn Fund	2,875,004	$61,056,223
Teucrium Soybean Fund	375,004	6,502,552
Teucrium Sugar Fund	550,004	5,508,663
Teucrium Wheat Fund	2,900,004	26,529,260
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,329,390
Less: Investment in the Underlying Funds		(1,324,601)
Net for the Fund in the combined net assets of the Trust		4,789
Total		$99,601,487

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN: Nothing to Report

SOYB:

On October 21, 2016, $13,000 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank. The balance for Restricted Cash is $90,616 as of this filing.

CANE: Nothing to Report

WEAT: Nothing to Report

TAGS: Nothing to Report

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$70,568,499	$57,110,089
Interest receivable	9,304	379
Other assets	450,399	505,352
Equity in trading accounts:
Due from broker	8,930,875	7,405,938
Total assets	79,959,077	65,021,758

Liabilities
Management fee payable to Sponsor	66,513	53,729
Other liabilities	-	3,256
Equity in trading accounts:
Commodity futures contracts	2,720,388	3,908,550
Total liabilities	2,786,901	3,965,535

Net assets	$77,172,176	$61,056,223

Shares outstanding	4,125,004	2,875,004

Net asset value per share	$18.71	$21.24

Market value per share	$18.68	$21.22

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

September 30, 2016
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $449,013)	$449,013	0.58%	449,013

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR17 (1,561 contracts)	$1,109,538	1.44%	$27,044,325
CBOT corn futures MAY17 (1,311 contracts)	206,550	0.27	23,171,925
CBOT corn futures DEC17 (1,433 contracts)	1,404,300	1.82	26,976,225
Total commodity futures contracts	$2,720,388	3.53%	$77,192,475

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(6,486,500)	$83,175	$(8,878,588)	$(4,245,750)
Net change in unrealized appreciation or depreciation on commodity futures contracts	937,100	(7,447,263)	1,188,163	(3,960,625)
Interest income	109,115	54,098	273,344	84,650
Total loss	(5,440,285)	(7,309,990)	(7,417,081)	(8,121,725)

Expenses
Management fees	201,142	197,131	510,014	614,666
Professional fees	228,200	151,750	642,025	589,250
Distribution and marketing fees	354,406	357,197	908,656	818,752
Custodian fees and expenses	38,950	49,149	120,410	113,215
Business permits and licenses fees	4,250	-	11,850	26,852
General and administrative expenses	22,128	58,430	79,133	150,230
Brokerage commissions	16,775	-	49,375	23,250
Other expenses	12,252	16,367	30,312	34,142
Total expenses	878,103	830,024	2,351,775	2,370,357

Expenses waived by the Sponsor	(134,161)	(16,584)	(134,161)	(16,584)

Total expenses, net	743,942	813,440	2,217,614	2,353,773

Net loss	$(6,184,227)	$(8,123,430)	$(9,634,695)	$(10,475,498)

Net loss per share	$(1.63)	$(2.34)	$(2.53)	$(3.08)
Net loss per weighted average share	$(1.46)	$(2.48)	$(2.88)	$(3.12)
Weighted average shares outstanding	4,244,297	3,275,004	3,342,431	3,353,759

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Operations
Net loss	$(9,634,695)	$(10,475,498)
Capital transactions
Issuance of Shares	45,239,528	8,538,197
Redemption of Shares	(19,488,880)	(36,494,855)
Total capital transactions	25,750,648	(27,956,658)
Net change in net assets	16,115,953	(38,432,156)

Net assets, beginning of period	$61,056,223	$108,459,507

Net assets, end of period	$77,172,176	$70,027,351

Net asset value per share at beginning of period	$21.24	$26.62

Net asset value per share at end of period	$18.71	$23.54

Creation of Shares	2,225,000	350,000
Redemption of Shares	975,000	1,450,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(9,634,695)	$(10,475,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,188,163)	3,960,625
Changes in operating assets and liabilities:
Due from broker	(1,524,937)	(5,298,726)
Interest receivable	(8,925)	6,677
Restricted cash	-	(16,504)
Other assets	54,953	(303,331)
Management fee payable to Sponsor	12,784	(39,520)
Other liabilities	(3,255)	(111,022)
Net cash used in operating activities	(12,292,238)	(12,277,299)

Cash flows from financing activities:
Proceeds from sale of Shares	45,239,528	8,538,197
Redemption of Shares	(19,488,880)	(38,491,040)
Net cash provided by (used in) financing activities	25,750,648	(29,952,843)

Net change in cash and cash equivalents	13,458,410	(42,230,142)
Cash and cash equivalents, beginning of period	57,110,089	106,858,496
Cash and cash equivalents, end of period	$70,568,499	$64,628,354

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended September 30, 2016 and 2015, the Fund recognized $38,950 and $49,149, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these expenses $0 in 2016 and $16,584 in 2015 were waived by the Sponsor. For the nine months ended September 30, 2016 and 2015, the Fund recognized $120,410 and $113,215, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $0 in 2016 and $16,584 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, 2016 and 2015, the Fund recognized $19,244 and $21,858, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations and was paid for by the Fund. For the nine months ended September 30, 2016 and 2015, the Fund recognized $57,119 and $76,994, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations and was paid for by the Fund.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the three months ended September 30, 2016 and 2015, the Fund recognized $16,775 and $0, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and was paid for by the Fund. For the nine months ended September 30, 2016 and 2015, the Fund recognized $49,375 and $23,250, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and was paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and nine months ended September 30, 2016, the Fund recognized $1,550 for these services, which is recorded in business permits and licenses on the statement of operations and was waived by the Sponsor. For the three and nine months ended September 30, 2015, the Fund did not recognize any expense for these services.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2016 and 2015.

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

As outlined in the most recent Form S-3 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $449,013 and $899,313 in money market funds at September 30, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $70,119,486 as of September 30, 2016 and $56,210,776 as of December 31, 2015, in demand-deposit savings accounts. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended September 30, such expenses, which are primarily recorded in distribution and marketing fees on the statements of operations, totaled $216,161 in 2016 and $231,044 in 2015; of these amounts, $105,139 in 2016 and $0 in 2015 were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $726,627 in 2016 and $837,015 in 2015; of these amounts, $105,139 in 2016 and $0 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three and nine months ended September 30, 2016, there were $134,161 of expenses that were on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three and nine months ended September 30, 2015, there were $16,584 of expenses that were on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On September 30, 2016 and December 31, 2015, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the nine months ended September 30, 2016 and for the year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Sponsor has analyzed the ASU and its amendments and does not expect the adoption will have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2016 and December 31, 2015:

September 30, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2016
Cash equivalents	$449,013	$-	$-	$449,013

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2016
Corn futures contracts	$2,720,388	$-	$-	$2,720,388

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$899,313	$-	$-	$899,313

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Corn futures contracts	$3,908,550	$-	$-	$3,908,550

For the nine months ended September 30, 2016 and year ended December 31 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For nine months ended September 30, 2016 and year ended December 31, 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2016 and December 31, 2015.

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$2,720,388	$-	$2,720,388	$-	$2,720,388	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$3,908,550	$-	$3,908,550	$-	$3,908,550	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2016

	Realized Loss on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,486,500)	$937,100

Three months ended September 30, 2015

	Realized Gain on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$83,175	$(7,447,263)

Nine months ended September 30, 2016

	Realized Loss on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(8,878,588)	$1,188,163

Nine months ended September 30, 2015

	Realized Loss on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(4,245,750)	$(3,960,625)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held were $81.5 million and $67.0 million for the three and nine months ended September 30, 2016 and $73.8 million and $78.1 million for the same periods in 2015.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2016 and 2015. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
Per Share Operation Performance	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net asset value at beginning of period	$20.34	$25.88	$21.24	$26.62
Income (loss) from investment operations:
Income	0.03	0.02	0.08	0.02
Net realized and unrealized loss on commodity futures contracts	(1.48)	(2.11)	(1.95)	(2.40)
Total expenses	(0.18)	(0.25)	(0.66)	(0.70)
Net decrease in net asset value	(1.63)	(2.34)	(2.53)	(3.08)
Net asset value at end of period	$18.71	$23.54	$18.71	$23.54
Total Return	(8.01)%	(9.04)%	(11.91)%	(11.57)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.37%	4.21%	4.61%	3.86%
Total expense, net	3.70%	4.13%	4.35%	3.83%
Net investment loss	(3.16)%	(3.86)%	(3.81)%	(3.70)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$12,497,893	$5,937,824
Interest receivable	1,466	51
Restricted cash	103,616	142,616
Other assets	54,558	49,618
Equity in trading accounts:
Commodity futures contracts	143,413	16,175
Due from broker	1,033,933	604,666
Total equity in trading accounts	1,177,346	620,841
Total assets	13,834,879	6,750,950

Liabilities
Management fee payable to Sponsor	10,874	5,908
Other liabilities	793	3,828
Equity in trading accounts:
Commodity futures contracts	387,000	238,662
Total liabilities	398,667	248,398

Net assets	$13,436,212	$6,502,552

Shares outstanding	725,004	375,004

Net asset value per share	$18.53	$17.34

Market value per share	$18.48	$17.33

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

September 30, 2016

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $230,144)	$230,144	1.71%	230,144

Notional Amount
(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV17 (99 contracts)	$143,413	1.07%	$4,718,588

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN17 (98 contracts)	$355,200	2.64%	$4,700,325
CBOT soybean futures MAR17 (83 contracts)	31,800	0.24	4,006,825
Total commodity futures contracts	$387,000	2.88%	$8,707,150

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$28,163	$(356,775)	$990,062	$(1,091,489)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,612,025)	(622,013)	(21,100)	(27,462)
Interest income	16,996	4,769	44,291	6,609
Total (loss) income	(1,566,866)	(974,019)	1,013,253	(1,112,342)

Expenses
Management fees	31,398	18,701	83,216	55,603
Professional fees	77,033	67,993	96,954	100,679
Distribution and marketing fees	59,675	30,596	154,687	78,138
Custodian fees and expenses	7,291	69,982	19,231	133,982
Business permits and licenses fees	4,451	3,468	13,598	13,542
General and administrative expenses	7,453	7,083	21,856	16,061
Brokerage commissions	-	1,683	1,507	4,445
Other expenses	2,346	20	7,792	2,515
Total expenses	189,647	199,526	398,841	404,965

Expenses waived by the Sponsor	(63,113)	(129,551)	(63,113)	(243,723)

Total expenses, net	126,534	69,975	335,728	161,242

Net (loss) income	$(1,693,400)	$(1,043,994)	$677,525	$(1,273,584)

Net (loss) income per share	$(2.84)	$(2.62)	$1.19	$(2.81)
Net (loss) income per weighted average share	$(2.58)	$(2.63)	$1.15	$(3.33)
Weighted average shares outstanding	656,526	397,287	588,234	382,422

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Operations
Net income (loss)	$677,525	$(1,273,584)
Capital transactions
Issuance of Shares	8,210,615	2,478,439
Redemption of Shares	(1,954,480)	(5,967,495)
Total capital transactions	6,256,135	(3,489,056)
Net change in net assets	6,933,660	(4,762,640)

Net assets, beginning of period	$6,502,552	$11,956,149

Net assets, end of period	$13,436,212	$7,193,509

Net asset value per share at beginning of period	$17.34	$20.79

Net asset value per share at end of period	$18.53	$17.98

Creation of Shares	450,000	125,000
Redemption of Shares	100,000	300,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income (loss)	$677,525	$(1,273,584)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	21,100	27,462
Changes in operating assets and liabilities:
Due from broker	(429,267)	(113,736)
Interest receivable	(1,415)	715
Restricted cash	39,000	(142,616)
Other assets	(4,940)	(19,273)
Management fee payable to Sponsor	4,966	(4,636)
Other liabilities	(3,035)	(2,033)
Net cash provided by (used in) operating activities	303,934	(1,527,701)

Cash flows from financing activities:
Proceeds from sale of Shares	8,210,615	2,478,439
Redemption of Shares	(1,954,480)	(5,967,495)
Net cash provided by (used in) financing activities	6,256,135	(3,489,056)

Net change in cash and cash equivalents	6,560,069	(5,016,757)
Cash and cash equivalents, beginning of period	5,937,824	11,505,788
Cash and cash equivalents, end of period	$12,497,893	$6,489,031

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended September 30, 2016 and 2015, the Fund recognized $7,291 and $69,982, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $0 in 2016 and $69,982 in 2015 were waived by the Sponsor. For the nine months ended September 30, 2016 and 2015, the Fund recognized $19,231 and $133,982, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $0 in 2016 and $133,982 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, 2016 and 2015, the Fund recognized $2,871 and $3,070, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $0 in 2016 and $1,256 in 2015 were waived by the Sponsor. For the nine months ended September 30, 2016 and 2015, the Fund recognized $10,670 and $8,094, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $0 in 2016 and $3,813 in 2015 were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the three months ended September 30, 2016 and 2015, the Fund recognized $0 and $1,683, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the nine months ended September 30, 2016 and 2015, the Fund recognized $1,507 and $4,445, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and nine months ended September 30, 2016, the Fund recognized $257 for these services, which was recorded in business permits and licenses on the statements of operations and was waived by the Sponsor. For the three and nine months ended September 30, 2015, the Fund did not recognize any expense for these services.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2016 and 2015.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $230,144 and $161,718 in money market funds at September 30, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $12,267,749 as of September 30, 2016 and $5,776,106 as of December 31, 2015 in demand-deposit savings accounts. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended September 30, such expenses, which are primarily recorded in distribution and marketing fees on the statement of operations, totaled $33,624 in 2016 and $33,186 in 2015; of these amounts $10,720 in 2016 and $6,427 in 2015 were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $136,289 in 2016 and $87,504 in 2015; of these amounts, $10,720 in 2016 and $33,795 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended September 30, there were $63,113 in 2016 and $129,551 in 2015, respectively, of expenses identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the nine months ended September 30, there were $63,113 in 2016 and $243,723 in 2015, respectively, of expenses identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On September 30, 2016 and December 31, 2015, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the nine months ended September 30, 2016 and for the year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Sponsor has analyzed the ASU and its amendments and does not expect the adoption will have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2016 and December 31, 2015:

September 30, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	September, 2016
Cash equivalents	$230,144	$—	$—	$230,144
Soybean futures contracts	143,413	—	—	143,413
Total	$373,557	$—	$—	$373,557

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2015
Soybean futures contracts	$387,000	$—	$—	$387,000

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$161,718	$—	$—	$161,718
Soybean futures contracts	16,175	—	—	16,175
Total	$177,893	$—	$—	$177,893

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Soybean futures contracts	$238,662	$—	$—	$238,662

For the nine months ended September 30, 2016 and year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For nine months ended September 30, 2016 and year ended December 31, 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2016 and December 31, 2015.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$143,413	$-	$143,413	$143,413	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Soybean futures contracts	$387,000	$-	$387,000	$143,413	$222,487	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Soybean futures contracts	$16,175	$-	$16,175	$16,175	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$238,662	$-	$238,662	$16,175	$222,487	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended September 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$28,163	$(1,612,025)

Three months ended September 30, 2015

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$(356,775)	$(622,013)

Nine months ended September 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$990,062	$(21,100)

Nine months ended September 30, 2015

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$(1,091,489)	$(27,462)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $12.4 million and $10.9 million for the three and nine months ended September 30, 2016 and $7.3 million and $7.2 million for the three and nine months ended September 30, 2015.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2016 and 2015. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Net asset value at beginning of period	$21.37	$20.60	$17.34	$20.79
Income from investment operations:
Investment income	0.02	0.01	0.07	0.01
Net realized and unrealized (loss) gain on commodity futures contracts	(2.67)	(2.45)	1.69	(2.40)
Total expenses	(0.19)	(0.18)	(0.57)	(0.42)
Net (decrease) increase in net asset value	(2.84)	(2.62)	1.19	(2.81)
Net asset value at end of period	$18.53	$17.98	$18.53	$17.98
Total Return	(13.29)%	(12.72)%	6.86%	(13.52)%
Ratios to Average Net Assets (Annualized)
Total expenses	6.04%	10.67%	4.79%	7.31%
Total expenses, net	4.03%	3.74%	4.03%	2.91%
Net investment loss	(3.49)%	(3.49)%	(3.50)%	(2.78)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On October 21, 2016, $13,000 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank. The balance for Restricted Cash is $90,616 as of this filing.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$6,796,316	$4,932,791
Interest receivable	830	49
Restricted cash	87,068	142,457
Other assets	29,908	11,942
Equity in trading accounts:
Commodity futures contracts	699,373	364,056
Due from broker	-	58,431
Total equity in trading accounts	699,373	422,487
Total assets	7,613,495	5,509,726

Liabilities
Management fee payable to Sponsor	5,864	-
Other liabilities	-	1,063
Equity in trading accounts:
Commodity futures contracts	29,882	-
Due to broker	250,600	-
Total equity in trading accounts	280,482	-
Total liabilities	286,346	1,063

Net assets	$7,327,149	$5,508,663

Shares outstanding	500,004	550,004

Net asset value per share	$14.65	$10.02

Market value per share	$14.48	$10.06

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

September 30, 2016

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $239,864)	$239,864	3.27%	239,864

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY17 (103 contracts)	$213,730	2.91%	$2,556,378
ICE sugar futures MAR18 (113 contracts)	485,643	6.63%	2,575,496
Total commodity futures contracts	$699,373	9.54%	$5,131,874

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL17 (92 contracts)	$29,882	0.41%	$2,195,782

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$948,483	$(446,791)	$1,957,357	$(1,286,051)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(18,088)	116,167	305,435	312,379
Interest income	9,517	2,358	23,050	3,507
Total income (loss)	939,912	(328,266)	2,285,842	(970,165)

Expenses
Management fees	18,006	9,353	44,723	24,206
Professional fees	21,511	24,555	39,020	50,907
Distribution and marketing fees	28,782	14,385	91,874	22,632
Custodian fees and expenses	5,786	70,194	13,137	134,194
Business permits and licenses fees	6,136	6,657	12,697	7,539
General and administrative expenses	4,649	3,002	11,702	3,378
Brokerage commissions	2,826	-	6,498	-
Other expenses	1,220	679	4,619	1,426
Total expenses	88,916	128,825	224,270	244,282

Expenses waived by the Sponsor	(48,043)	(109,353)	(121,429)	(197,178)

Total expenses, net	40,873	19,472	102,841	47,104

Net income (loss)	$899,039	$(347,738)	$2,183,001	$(1,017,269)

Net income (loss) per share	$1.73	$(0.74)	$4.63	$(3.08)
Net income (loss) per weighted average share	$1.67	$(0.79)	$4.22	$(2.99)
Weighted average shares outstanding	538,319	439,134	517,887	340,022

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Operations
Net income (loss)	$2,183,001	$(1,017,269)
Capital transactions
Issuance of Shares	2,487,753	2,278,365
Redemption of Shares	(2,852,268)	(204,438)
Total capital transactions	(364,515)	2,073,927
Net change in net assets	1,818,486	1,056,658

Net assets, beginning of period	$5,508,663	$2,661,212

Net assets, end of period	$7,327,149	$3,717,870

Net asset value per share at beginning of period	$10.02	$11.83

Net asset value per share at end of period	$14.65	$8.75

Creation of Shares	225,000	225,000
Redemption of Shares	275,000	25,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income (loss)	$2,183,001	$(1,017,269)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(305,435)	(312,379)
Changes in operating assets and liabilities:
Due from broker	58,431	108,340
Interest receivable	(781)	128
Restricted cash	55,389	(142,457)
Other assets	(17,966)	(8,694)
Due to broker	250,600	-
Management fee payable to Sponsor	5,864	-
Other liabilities	(1,063)	(470)
Net cash provided by (used in) operating activities	2,228,040	(1,372,801)

Cash flows from financing activities:
Proceeds from sale of Shares	2,487,753	2,278,365
Redemption of Shares	(2,852,268)	(204,438)
Net cash (used in) provided by financing activities	(364,515)	2,073,927

Net change in cash and cash equivalents	1,863,525	701,126
Cash and cash equivalents, beginning of period	4,932,791	2,489,338
Cash and cash equivalents, end of period	$6,796,316	$3,190,464

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended September 30, 2016 and 2015, the Fund recognized $5,786 and $70,194, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these expenses $3,868 in 2016 and $70,194 in 2015 were waived by the Sponsor. For the nine months ended September 30, 2016 and 2015, the Fund recognized $13,137 and $134,194, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $9,694 in 2016 and $134,194 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, 2016 and 2015, the Fund recognized $1,578 and $1,016, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $1,578 in 2016 and $397 in 2015 were waived by the Sponsor. For the nine months ended September 30, 2016 and 2015, the Fund recognized $6,606 and $2,451, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $4,047 in 2016 and $867 in 2015 were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the three months ended September 30, 2016 and 2015, the Fund recognized $2,826 and $0, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the nine months ended September 30, 2016 and 2015, the Fund recognized $6,498 and $0, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and nine months ended September 30, 2016, the Fund recognized $133 for these services and was recorded in business permits and licenses on the statements of operations and was waived by the Sponsor. For the three and nine months ended September 30, 2015, the Fund did not recognize any expense for these services.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of September 30, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2016 and 2015.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $239,864 and $297,460 in money market funds at September 30, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $6,556,452 as of September 30, 2016 and $4,635,331 as of December 31, 2015 in a demand-deposit savings account. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended September 30, 2016 and 2015, such expenses, which are primarily recorded in distribution and marketing fees on the statements of operations, totaled $18,520 in 2016 and $10,985 in 2015; of these amounts, $18,520 in 2016 and $5,953 in 2015 were waived by the Sponsor. For the nine months ended September 30, 2016 and 2015, such expenses, totaled $86,877 in 2016 and $26,742 in 2015; of these amounts, $55,587 in 2016 and $13,048 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended September 30, there were $48,043 in 2016 and $109,353 in 2015, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the nine months ended September 30, there were $121,429 in 2016 and $197,178 in 2015, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On September 30, 2016 and December 31, 2015, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the nine months ended September 30, 2016 and year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Sponsor has analyzed the ASU and its amendments and does not expect the adoption will have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2016 and December 31, 2015:

September 30, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2016
Cash equivalents	$239,864	$-	$-	$239,864
Sugar futures contracts	699,373	-	-	699,373
Total	$939,237	$-	$-	$939,237

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2016
Sugar futures contracts	$29,882	$-	$-	$29,882

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$297,460	$-	$-	$297,460
Sugar futures contracts	364,056	-	-	364,056
Total	$661,516	$-	$-	$661,516

For the nine months ended September 30, 2016 and year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2016 and year ended December 31, 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2016 and December 31, 2015.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Sugar futures contracts	$699,373	$-	$699,373	$29,882	$250,600	$418,891

 Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Sugar futures contracts	$29,882	$-	$29,882	$29,882	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Sugar futures contracts	$364,056	$-	$364,056	$-	$-	$364,056

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$948,483	$(18,088)

Three months ended September 30, 2015

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(446,791)	$116,167

Nine months ended September 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$1,957,357	$305,435

Nine months ended September 30, 2015

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(1,286,051)	$312,379

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $7.2 million and $5.8 million for the three and nine months ended September 30, 2016 and $3.7 million and $3.4 million for the same periods in 2015.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2016 and 2015. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
Per Share Operation Performance	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net asset value at beginning of period	$12.92	$9.49	$10.02	$11.83
Income from investment operations:
Income	0.02	0.00	0.04	0.01
Net realized and unrealized gain (loss) on commodity futures contracts	1.79	(0.70)	4.79	(2.95)
Total expenses	(0.08)	(0.04)	(0.20)	(0.14)
Net increase (decrease) in net asset value	1.73	(0.74)	4.63	(3.08)
Net asset value at end of period	$14.65	$8.75	$14.65	$8.75
Total Return	13.39%	(7.80)%	46.21%	(26.04)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.94%	13.56%	5.01%	10.03%
Total expenses, net	2.27%	2.05%	2.30%	1.93%
Net investment loss	(1.74)%	(1.80)%	(1.78)%	(1.79)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2016	December 31, 2015
Assets	(Unaudited)

Cash and cash equivalents	$51,459,513	$24,579,091
Interest receivable	6,303	297
Restricted cash	-	22,610
Other assets	243,064	153,564
Equity in trading accounts:
Due from broker	7,547,888	3,721,388
Total assets	59,256,768	28,476,950

Liabilities
Management fee payable to Sponsor	44,831	23,226
Payable for shares redeemed	541,380	-
Equity in trading accounts:
Commodity futures contracts	4,032,213	1,924,464
Total liabilities	4,618,424	1,947,690

Net assets	$54,638,344	$26,529,260

Shares outstanding	7,600,004	2,900,004

Net asset value per share	$7.19	$9.15

Market value per share	$7.19	$9.14

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS
September 30, 2016

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $1,127,591)	$1,127,591	2.06%	1,127,591

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAR17 (900 contracts)	$1,886,900	3.45%	$19,113,750
CBOT wheat futures MAY17 (748 contracts)	158,638	0.29	16,381,200
CBOT wheat futures DEC17 (797 contracts)	1,986,675	3.64	19,147,925
Total commodity futures contracts	$4,032,213	7.38%	$54,642,875

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(5,677,475)	$(744,325)	$(7,244,175)	$(3,017,638)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(692,500)	(5,046,488)	(2,107,750)	(1,794,075)
Interest income	71,752	19,453	142,314	28,201
Total loss	(6,298,223)	(5,771,360)	(9,209,611)	(4,783,512)

Expenses
Management fees	130,301	73,366	264,391	184,989
Professional fees	105,957	42,553	198,054	152,470
Distribution and marketing fees	274,281	120,155	521,490	229,920
Custodian fees and expenses	35,905	47,557	69,106	104,305
Business permits and licenses fees	13,996	-	22,041	13,804
General and administrative expenses	25,487	19,682	59,150	46,640
Brokerage commissions	11,201	3,668	24,610	9,080
Other expenses	11,378	500	24,817	6,772
Total expenses	608,506	307,481	1,183,659	747,980

Expenses waived by the Sponsor	(49,516)	(10,874)	(49,516)	(42,174)

Total expenses, net	558,990	296,607	1,134,143	705,806

Net loss	$(6,857,213)	$(6,067,967)	$(10,343,754)	$(5,489,318)

Net loss per share	$(1.03)	$(2.13)	$(1.96)	$(2.64)
Net loss per weighted average share	$(1.01)	$(2.13)	$(2.41)	$(2.35)
Weighted average shares outstanding	6,817,939	2,845,113	4,293,435	2,339,748

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Operations
Net loss	$(10,343,754)	$(5,489,318)
Capital transactions
Issuance of Shares	41,216,458	16,360,797
Redemption of Shares	(2,763,620)	(4,649,457)
Total capital transactions	38,452,838	11,711,340
Net change in net assets	28,109,084	6,222,022

Net assets, beginning of period	$26,529,260	$22,263,457

Net assets, end of period	$54,638,344	$28,485,479

Net asset value per share at beginning of period	$9.15	$12.72

Net asset value per share at end of period	$7.19	$10.08

Creation of Shares	5,025,000	1,500,000
Redemption of Shares	325,000	425,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(10,343,754)	$(5,489,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	2,107,750	1,794,075
Changes in operating assets and liabilities:
Due from broker	(3,826,500)	(3,554,088)
Interest receivable	(6,006)	1,441
Restricted cash	22,610	(79,885)
Other assets	(89,501)	(117,944)
Due to broker	-	(60,805)
Management fee payable to Sponsor	21,605	(493)
Other liabilities	-	(15,978)
Net cash used in operating activities	(12,113,796)	(7,522,995)

Cash flows from financing activities:
Proceeds from sale of Shares	41,216,458	16,360,797
Redemption of Shares	(2,222,240)	(4,649,457)
Net cash provided by financing activities	38,994,218	11,711,340

Net change in cash and cash equivalents	26,880,422	4,188,345
Cash and cash equivalents, beginning of period	24,579,091	21,568,368
Cash and cash equivalents, end of period	$51,459,513	$25,756,713

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

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

On June 17, 2011, the Fund’s registration of 10,000,000 shares on Form S-1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “WEAT.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. On June 30, 2014, a subsequent registration statement for WEAT was declared effective by the SEC. On July 15, 2016, a subsequent registration statement for WEAT was declared effective. This registration statement for WEAT registered an additional 24,050,000 shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended September 30, 2016 and 2015, the Fund recognized $35,905 and $47,557, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses, $0 in 2016 and $10,874 in 2015 were waived by the Sponsor. For the nine months ended September 30, 2016 and 2015, the Fund recognized $69,106 and $104,305, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses, $0 in 2016 and $27,874 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, 2016 and 2015, the Fund recognized $12,479 and $8,592, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations and paid for by the Fund. For the nine months ended September 30, 2016 and 2015, the Fund recognized $35,190 and $24,076, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations and paid for by the Fund.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the three months ended September 30, 2016 and 2015, the Fund recognized $11,201 and $3,668, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the nine months ended September 30, 2016 and 2015, the Fund recognized $24,610 and $9,080, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and nine months ended September 30, 2016, the Fund recorded $1,078 for these services, which was recorded in business permits and licenses on the statements of operations and was waived by the Sponsor. For the three and nine months ended September 30, 2015, the Fund did not recognize any expense for these services.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2016 and 2015.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $1,127,591 and $1,179,336 in money market funds at September 30, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $50,331,922 as of September 30, 2016 and $23,399,755 as of December 31, 2015 in a demand-deposit savings account. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended September 30, such expenses, which are primarily recorded in distribution and marketing fees on the statements of operations, totaled $144,122 in 2016 and $93,286 in 2015; of these amounts, $23,037 in 2016 and $0 in 2015 were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $456,178 in 2016 and $259,496 in 2015; of these amounts, $23,037 in 2016 and $0 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended September 30, there were $49,516 in 2016 and $10,874 in 2015, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the nine months ended September 30, there were $49,516 in 2016 and $42,174 in 2015, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On September 30, 2016 and December 31, 2015, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the nine months ended September 30, 2016 and year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Sponsor has analyzed the ASU and its amendments and does not expect the adoption will have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2016 and December 31, 2015:

September 30, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2016
Cash equivalents	$1,127,591	$-	$-	$1,127,591

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2016
Wheat futures contracts	$4,032,213	$-	$-	$4,032,213

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$1,179,336	$-	$-	$1,179,336

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Wheat futures contracts	$1,924,464	$-	$-	$1,924,464,

For the nine months ended September 30, 2016 and year ended December 31, 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2016 and for the year ended December 31, 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2016 and December 31, 2015.

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Wheat futures contracts	$4,032,213	$-	$4,032,213	$-	$4,032,213	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Wheat futures contracts	$1,924,464	$-	$1,924,464	$-	$1,924,464	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(5,677,475)	$(692,500)

Three months ended September 30, 2015

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(744,325)	$(5,046,488)

Nine months ended September 30, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(7,244,175)	$(2,107,750)

Nine months ended September 30, 2015

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(3,017,638)	$(1,794,075)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $53.0 million and $35.3 million for the three and nine months ended September 30, 2016 and $28.0 million and $25.8 million for the three and nine months ended September 30, 2015.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2016 and 2015. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
Per Share Operation Performance	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net asset value at beginning of period	$8.22	$12.21	$9.15	$12.72
Income from investment operations:
Income	0.01	0.00	0.03	0.01
Net realized and unrealized loss on commodity futures contracts	(0.96)	(2.03)	(1.73)	(2.35)
Total expenses, net	(0.08)	(0.10)	(0.26)	(0.30)
Net decrease in net asset value, net of expenses waived by the Sponsor	(1.03)	(2.13)	(1.96)	(2.64)
Net asset value at end of period	$7.19	$10.08	$7.19	$10.08
Total Return	(12.53)%	(17.44)%	(21.42)%	(20.75)%
Ratios to Average Net Assets
Total expenses	4.67%	4.19%	4.48%	4.03%
Total expenses, net	4.29%	4.05%	4.29%	3.81%
Net investment loss	(3.74)%	(3.78)%	(3.75)%	(3.65)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash equivalents	$4,052	$1,815
Interest receivable	1	-
Other assets	1,609	2,974
Equity in trading accounts:
Investments in securities, at fair value (cost $2,065,066 and $2,126,379 as of September 30, 2016 and December 31, 2015, respectively)	1,354,764	1,324,601
Total assets	1,360,426	1,329,390

Liabilities
Other liabilities	420	-
Total liabilities	420	-

Net assets	$1,360,006	$1,329,390

Shares outstanding	50,002	50,002

Net asset value per share	$27.20	$26.59

Market value per share	$26.72	$26.47

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

September 30, 2016

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$338,765	24.91%	18,108
Teucrium Soybean Fund	326,741	24.02	17,631
Teucrium Sugar Fund	359,372	26.42	24,524
Teucrium Wheat Fund	329,886	24.26	45,887
Total exchange-traded funds (cost $2,065,066)	$1,354,764	99.61%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $4,052)	$4,052	0.30%	4,052

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(14,208)	$(85,003)	$(55,766)	$(199,321)
Net change in unrealized appreciation or depreciation on securities	(64,236)	(94,161)	91,476	(85,675)
Interest income (loss)	3	(2)	10	(4)
Total (loss) income	(78,441)	(179,166)	35,720	(285,000)

Expenses
Professional fees	5,950	11,202	10,547	17,296
Distribution and marketing fees	4,295	3,348	13,295	12,539
Custodian fees and expenses	740	89,916	2,077	132,916
Business permits and licenses fees	21	-	12,136	15,509
General and administrative expenses	431	323	1,447	8,413
Brokerage commissions	-	-	223	-
Other expenses	166	206	442	512
Total expenses	11,603	104,995	40,167	187,185

Expenses waived by the Sponsor	(9,893)	(103,257)	(35,063)	(181,727)

Total expenses, net	1,710	1,738	5,104	5,458

Net (loss) income	$(80,151)	$(180,904)	$30,616	$(290,458)

Net (loss) income per share	$(1.60)	$(3.62)	$0.61	$(5.81)
Net (loss) income per weighted average share	$(1.60)	$(3.62)	$0.61	$(5.81)
Weighted average shares outstanding	50,002	50,002	50,002	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Operations
Net income (loss)	$30,616	$(290,458)
Net change in net assets	30,616	(290,458)

Net assets, beginning of period	$1,329,390	$1,652,749

Net assets, end of period	$1,360,006	$1,362,291

Net asset value per share at beginning of period	$26.59	$33.05

Net asset value per share at end of period	$27.20	$27.24

Creation of Shares	-	-
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income (loss)	$30,616	$(290,458)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on securities	(91,476)	85,675
Changes in operating assets and liabilities:
Net sales of investments in securities	61,313	199,323
Interest receivable	(1)	-
Other assets	1,365	5,409
Other liabilities	420	-
Net cash provided by (used in) operating activities	2,237	(51)

Net change in cash and cash equivalents	2,237	(51)
Cash equivalents, beginning of period	1,815	1,647
Cash equivalents, end of period	$4,052	$1,596

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended September 30, 2016 and 2015, the Fund recognized $740 and $89,916, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $603 in 2016 and $89,916 in 2015 were waived by the Sponsor. For the nine months ended September 30, 2016 and 2015, the Fund recognized $2,077 and $132,916, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $1,821 in 2016 and $132,916 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, 2016 and 2015, the Fund recognized $251 and $269, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $251 in 2016 and $269 in 2015 were waived by the Sponsor. For the nine months ended September 30, 2016 and 2015, the Fund recognized $881 and $938, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $775 in 2016 and $938 in 2015 were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. The Bank of New York Mellon serves as the broker for the Fund. For the three months ended September 30, 2016 and 2015, the Fund did not recognize any expense for these services. For the nine months ended September 30, 2016 and 2015, the Fund recognized $223 and $0, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and nine months ended September 30, 2016, the Fund recognized $21 for these services, which was recorded in business permits and licenses on the statement of operations and was waived by the Sponsor. For the three and nine months ended September 30, 2015, the Fund did not recognize any expense for these services.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2015, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2016 and for the years ended December 31, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2016 and 2015.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $4,052 and $1,815 in money market funds at September 30, 2016 and December 31, 2015, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the three months ended September 30, such expenses, which are primarily recorded in distribution and marketing fees on the statements of operations, totaled $2,901 in 2016 and $2,873 in 2015; of these amounts $2,901 in 2016 and $2,873 in 2015 were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $11,416 in 2016 and $10,181 in 2015; of these amounts $9,888 in 2016 and $10,181 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the three months ended September 30, there were $9,893 in 2016 and $103,257 in 2015, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the nine months ended September 30, there were $35,063 in 2016 and $181,727 in 2015, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Sponsor has analyzed the ASU and its amendments and does not expect the adoption will have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2016 and December 31, 2015:

September 30, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2016
Exchange-traded funds	$1,354,764	$-	$-	$1,354,764
Cash equivalents	4,052	-	-	4,052
Total	$1,358,816	$-	$-	$1,358,816

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Exchange-traded funds	$1,324,601	$-	$-	$1,324,601
Cash equivalents	1,815	-	-	1,815
Total	$1,326,416	$-	$-	$1,326,416

For the nine months ended September 30, 2016 and year ended December 31, 2015, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2016 and 2015. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
Per Share Operation Performance	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net asset value at beginning of period	$28.80	$30.86	$26.59	$33.05
Income (loss) from investment operations:
Net realized and unrealized (loss) gain on commodity futures contracts	(1.57)	(3.58)	0.71	(5.70)
Total expenses	(0.03)	(0.04)	(0.10)	(0.11)
Net (decrease) increase in net asset value	(1.60)	(3.62)	0.61	(5.81)
Net asset value at end of period	$27.20	$27.24	$27.20	$27.24
Total Return	(5.56)%	(11.73)%	2.29%	(17.58)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.39%	30.28%	3.93%	17.17%
Total expenses, net	0.50%	0.50%	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%	(0.50)%	(0.50)%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

Two additional series, the Teucrium Natural Gas Fund (“NAGS”) and the Teucrium WTI Crude Oil Fund (“CRUD”) commenced operations in 2011; however, on December 18, 2014 CRUD and NAGS ceased trading on the NYSE Arca and the Sponsor liquidated all commodity futures contracts held by these funds. All positions were sold through an exchange to unrelated parties.  On December 22, 2014 the Administrator and Custodian proceeded to distribute cash to all shareholders in an amount equal to each shareholder’s pro rata interest in the respective fund. On December 30, 2014, Teucrium Trading, LLC (the “Sponsor”) completed the disposition of all of the assets of these funds. There were zero assets and liabilities as of December 31, 2014. The Form 15 was filed with the SEC on January 9, 2015. Therefore, the financial statements for any period in 2015 do not include NAGS and CRUD.

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

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT.  On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. On June 30, 2014, subsequent registration statements for CANE, SOYB and WEAT were declared effective by the SEC.  On July 15, 2016, a subsequent registration statement for WEAT was declared effective.  This registration statement for WEAT registered an additional 24,050,000 shares.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2016, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,561 contracts, MAR17)	$27,044,325	35%
CBOT Corn Futures (1,311 contracts, MAY17)	23,171,925	30
CBOT Corn Futures (1,433 contracts, DEC17)	26,976,225	35

Total at September 30, 2016	$77,192,475	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (98 contracts, JAN17)	$4,700,325	35%
CBOT Soybean Futures (83 contracts, MAR17)	4,006,825	30
CBOT Soybean Futures (99 contracts, NOV17)	4,718,588	35

Total at September 30, 2016	$13,425,738	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (103 contracts, MAY17)	$2,556,378	35%
ICE Sugar Futures (92 contracts, JUL17)	2,195,782	30
ICE Sugar Futures (113 contracts, MAR18)	2,575,496	35

Total at September 30, 2016	$7,327,656	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (900 contracts, MAR17)	$19,113,750	35%
CBOT Wheat Futures (748 contracts, MAY17)	16,381,200	30
CBOT Wheat Futures (797 contracts, DEC17)	19,147,925	35

Total at September 30, 2016	$54,642,875	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (18,108 shares)	$338,765	25%
Shares of Teucrium Soybean Fund (17,631 shares)	326,741	24
Shares of Teucrium Wheat Fund (45,887 shares)	329,886	24
Shares of Teucrium Sugar Fund (24,524 shares)	359,372	27

Total at September 30, 2016	$1,354,764	100%

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

The Funds earn interest income from the Treasury securities and/or cash equivalents that it purchases and on the cash it holds through the Custodian or other financial institution. The Sponsor anticipates that the earned interest income will increase the NAV of each Fund. The Funds apply the earned interest income to the acquisition of additional investments or uses it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives. Any Treasury security and cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be rated in the highest short-term rating category by a nationally recognized statistical rating organization or will be deemed by the Sponsor to be of comparable quality.  As of September 30, 2016, available cash balances in each of the Funds were invested in either the Fidelity Government Money Market Portfolio or in demand deposits at Rabobank, N.A.

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

Performance Summary

This report covers the periods from January 1 to September 30, 2016 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$21.24
Loss from investment operations:
Investment income	0.08
Net realized and unrealized loss on commodity futures contracts	(1.95)
Total expenses	(0.66)
Net decrease in net asset value	(2.53)
Net asset value end of period	$18.71
Total Return	(11.91)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.61%
Total expenses, net	4.35%
Net investment loss	(3.81)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$17.34
Gain from investment operations:
Investment income	0.07
Net realized and unrealized gain on commodity futures contracts	1.69
Total expenses	(0.57)
Net increase in net asset value	1.19
Net asset value at end of period	$18.53
Total Return	6.86%
Ratios to Average Net Assets (Annualized)
Total expenses	4.79%
Total expenses, net	4.03%
Net investment loss	(3.50)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$10.02
Gain from investment operations:
Investment income	0.04
Net realized and unrealized gain on commodity futures contracts	4.79
Total expenses	(0.20)
Net increase in net asset value	4.63
Net asset value at end of period	$14.65
Total Return	46.21%
Ratios to Average Net Assets (Annualized)
Total expenses	5.01%
Total expenses, net	2.30%
Net investment loss	(1.78)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$9.15
Loss from investment operations:
Investment income	0.03
Net realized and unrealized loss on commodity futures contracts	(1.73)
Total expenses	(0.26)
Net decrease in net asset value	(1.96)
Net asset value at end of period	$7.19
Total Return	(21.42)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.48%
Total expenses, net	4.29%
Net investment loss	(3.75)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$26.59
Gain from investment operations:
Net realized and unrealized gain on investment transactions	0.71
Total expenses	(0.10)
Net increase in net asset value	0.61
Net asset value at end of period	$27.20
Total Return	2.29%
Ratios to Average Net Assets (Annualized)
Total expenses	3.93%
Total expenses, net	0.50%
Net investment loss	(0.50)%

The performance of each Fund for these periods and the exchange-traded Shares are detailed below in “Results of Operations.” Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three months and nine months ended September 30, 2016 compared to the same periods in 2015.  The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

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

On September 30, 2016, the Fund had 4,125,004 shares outstanding and net assets of $77,172,176.  This is in comparison to 2,975,004 shares outstanding and net assets of $70,027,351 on September 30, 2015 and 3,250,004 shares outstanding with net assets of $66,112,262 on June 30, 2016.  Shares outstanding decreased by 1,150,000 and 39% for the period ended September 30, 2016 when compared to September 30, 2015 and increased by 875,000 and 27% for the period ended September 30, 2016 when compared to June 30, 2016. This significant increase over the same period last year and last quarter was, in the opinion of management, due to the decrease in the price of the underlying agricultural commodity and uncertainty concerning global weather patterns which have generated renewed interest by investors.

Total net assets for the Fund were $77,172,176 on September 30, 2016 compared to $70,027,351 on September 30, 2015 and $66,112,262 on June 30, 2016. The Net Asset Values (“NAV”) per share related to these balances were $18.71, $23.54 and $20.34 respectively. This represents an increase in total net assets for the year over year of 10% which was driven by a combination of an increase in the number of shares outstanding offset partially by a change in the NAV per share which decreased by $4.83 or 21%.  When comparing September 30, 2016 with June 30, 2016, there was an increase in total net assets of 17%, driven by an increase in total shares outstanding of 27% and a decrease in the NAV per share of $1.63 or 8%.  The closing prices per share for September 30, 2016 and 2015 and June 30, 2016, as reported by the NYSE Arca, were $18.68, $23.56 and $20.50, respectively.  The change for September 30, 2016 over the same period last year was a 21% decrease, and a 9% decrease from June 30, 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2016 and serves to illustrate the relative changes of these components.

CORN AUM Analysis
CORN Shares Outstanding
CORN AUM
CORN NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per
5000
4500
4000
3500
3000
2500
2000
1500
1000
500
0
140
120
100
80
60
40
20
0
6/30/2010
9/30/2010
12/31/2010
3/31/2011
6/30/2011
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016

The total loss for the three-month period ended September 30, 2016 was ($5,440,285) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($6,486,500), which was partially offset by a net change in unrealized appreciation of commodity futures contracts of $937,100. The total loss was ($7,309,990) in the same period of 2015. The total loss for the nine-month period ended September 30, 2016 was ($7,417,081) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($8,878,588), and by a net change in unrealized appreciation of commodity futures contracts of $1,188,163. Total loss was ($8,121,725) in the same period of 2015.  Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended September 30, 2016 and 2015, respectively, was $109,115 and $54,098.  For the nine-month period, these amounts were $273,344 and $84,650.  This increase year-over-year was the result of the Sponsor investing a portion of the available cash for the Fund in alternative demand-deposit savings accounts.  This change was effective beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Fund’s rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the three-month period ended September 30, 2016 were $878,103; expenses for the same period in 2015 were $830,024. This represents a $48,079 or 6% increase for 2016 over 2015.  The increase was driven by a $4,011 or 2% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $76,450 or 50% increase in professional fees related to auditing, legal and tax preparation fees, a $4,250 increase in business permits and licenses, and $16,775 increase in brokerage commissions as a result of a greater number of contracts held and increased order activity. These were partially offset by a ($2,791) or 1% decrease in distribution and marketing expenses, a ($10,199) or 21% decrease in custodian fees and expenses, a ($36,302) or 62% decrease in general and administrative expenses, and a ($4,115) or 25% decrease in other expenses.  The total expense ratio gross of expenses waived by the Sponsor for the three-month period for these years was 4.37% in 2016 and 4.21% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the nine-month period ended September 30, 2016 were $2,351,775; expenses for the same period in 2015 were $2,370,357. This represents an ($18,582) or 1% decrease for 2016 over 2015.  The decrease was driven by a ($104,652) or 17% decrease in the management fee paid to the Sponsor as a result of lower average net assets, a ($15,002) or 56% decrease in business permits and licenses, a ($71,097) or 47% decrease in general and administrative expenses, and a ($3,830) or 11% decrease in other expenses.  These decreases were partially offset by increases in professional fees related to auditing, legal and tax preparation fees of $52,775 or 9%, in distribution and marketing expenses of $89,904 or 11%, in custodian fees and expenses of $7,195 or 6%, and in brokerage commissions of $26,125 or 112%. The total expense ratio gross of expenses waived by the Sponsor for the nine-month period for these years was 4.61% in 2016 and 3.86% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ended September 30, 2016 and 2015, the Sponsor waived fees of $134,161 and $16,584, respectively. For the nine-month periods ended September 30, 2016 and 2015, the Sponsor waived fees of $134,161 and $16,584, respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2016 and 2015 were $743,942 and $813,440 respectively. The total expense ratio net of expenses waived by the Sponsor for these three-month periods was 3.70% in 2016 and 4.13% in 2015. Net investment loss, which includes the impact of expenses and interest income, was 3.16% in 2016 and 3.86% in 2015.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2016 and 2015 were $2,217,614 and $2,353,773 respectively. The total expense ratio net of expenses waived by the Sponsor for these nine-month periods was 4.35% in 2016 and 3.83% in 2015. Net investment loss, which includes the impact of expenses and interest income, was 3.81% in 2016 and 3.70% in 2015.

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

On September 30, 2016, the Fund had 725,004 shares outstanding and net assets of $13,436,212.  This is in comparison to 400,004 shares outstanding and net assets of $7,193,509 on September 30, 2015 and 600,004 shares outstanding with net assets of $12,819,447 on June 30, 2016.  Shares outstanding increased by 325,000 and 81% for the period ended September 30, 2016 when compared to September 30, 2015 and by 125,000 or 21% when compared to June 30, 2016.  This increase over the same period last year and last quarter was, in the opinion of management, due to the decrease in the price of the underlying agricultural commodity and uncertainty concerning global weather patterns which have generated renewed interest by investors.

Total net assets for the Fund were $13,436,212 on September 30, 2016 compared to $7,193,509 on September 30, 2015 and $12,819,447 on June 30, 2016. The Net Asset Values (“NAV”) per share related to these balances were $18.53, $17.98 and $21.37 respectively. This represents an increase in total net assets for the year over year of 87% which was driven by a combination of an increase in the number of shares outstanding and a change in the NAV per share which increased by $0.55 or 3%.  When comparing September 30, 2016 with June 30, 2016, there was an increase in total net assets of 5%, driven by an increase in the number of shares outstanding of 21% and a decrease in the NAV per share of ($2.84) or 13%.  The closing prices per share for September 30, 2016 and 2015 and June 30, 2016, as reported by the NYSE Arca, were $18.48, $18.00 and $21.34, respectively.  The change from September 30, 2016 over the same period last year was a 3% increase, and a 13% decrease from June 30, 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2016 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2016 was ($1,566,866) resulting from the net change in realized gain on commodity futures contracts totaling $28,163, which was more than offset by a net change in unrealized depreciation of commodity futures contracts of ($1,612,025). The total income was ($974,019) in the same period of 2015. Total income for the nine-month period ended September 30, 2016 was $1,013,253 resulting primarily from the net change in realized gain on commodity futures contracts totaling $990,062, which was partially offset by a net change in unrealized depreciation of commodity futures contracts of ($21,100). Total loss was ($1,112,342) in the same period of 2015.  Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month periods ended September 30, 2016 and 2015, respectively, was $16,996 and $4,769.  For the nine-month period, these amounts were $44,291 and $6,609.  This increase year-over-year was the result of the Sponsor investing a portion of the available cash for the Fund in alternative demand-deposit savings accounts.  This change was effective beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the three-month period ended September 30, 2016 were $189,647; expenses for the same period in 2015 were $199,526. This represents a ($9,879) or 5% decrease for 2016 over 2015.  The decrease was driven by a $(62,691) or 90% decrease in custodian fees and expenses, and a ($1,683) or 100% decrease in brokerage commissions. These were partially offset by a $12,697 or 68% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $9,040 or 13% increase in professional fees related to auditing, legal and tax preparation fees, a $29,079 or 95% increase in distribution and marketing fees, a $983 or 28% increase in business permits and licenses, a $370 or 5% increase in general and administrative expenses, and a $2,326 increase in other expenses.  The total expense ratio gross of expenses waived by the Sponsor for the three-month period for these years was 6.04% in 2016 and 10.67% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the nine-month period ended September 30, 2016 were $398,841; expenses for the same period in 2015 were $404,965. This represents a ($6,124) or 2% decrease for 2016 over 2015.  The decrease was driven by a $114,751 or 86% decrease in custodian fees and expenses, a ($3,725) or 4% decrease in professional fees related to auditing, legal and tax preparation fees, and a ($2,938) or 66% decrease in brokerage commissions. These were partially offset by a $27,613 or 50% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $76,549 or 98% increase in distribution and marketing fees, a $56 increase in business permits and licenses, a $5,795 or 36% increase in general and administrative expenses, and a $5,277 or 210% increase in other expenses.  The total expense ratio gross of expenses waived by the Sponsor for the nine-month period for these years was 4.79% in 2016 and 7.31% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ended September 30, 2016 and 2015, the Sponsor waived fees of $63,113 and $129,551, respectively. For the nine-month periods ended September 30, 2016 and 2015, the Sponsor waived fees of $63,113 and $243,723, respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2016 and 2015 were $126,534 and $69,975 respectively. The total expense ratio net of expenses waived by the Sponsor for these three-month periods was 4.03% in 2016 and 3.74% in 2015. Net investment loss, which includes the impact of expenses and interest income, was 3.49% in both 2016 and 2015.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2016 and 2015 were $335,728 and $161,242 respectively. The total expense ratio net of expenses waived by the Sponsor for these nine-month periods was 4.03% in 2016 and 2.91% in 2015. Net investment loss, which includes the impact of expenses and interest income, was 3.50% in 2016 and 2.78% in 2015.

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

On September 30, 2016, the Fund had 500,004 shares outstanding and net assets of $7,327,149.  This is in comparison to 425,004 shares outstanding and net assets of $3,717,870 on September 30, 2015 and 550,004 shares outstanding with net assets of $7,105,785 on June 30, 2016.  Shares outstanding increased by 75,000 and 18% for the period ended September 30, 2016 when compared to September 30, 2015 and decreased by 50,000 and 9% for the period ended September 30, 2016 when compared to June 30, 2016. This year over year increase was, in the opinion of Management, due to the concerns regarding sugar harvests in Asia and Brazil due primarily to current global weather patterns.

Total net assets for the Fund were $7,327,149 on September 30, 2016 compared to $3,717,870 on September 30, 2015 and $7,105,785 on June 30, 2016. The Net Asset Values (“NAV”) per share related to these balances were $14.65, $8.75 and $12.92 respectively. This represents an increase in total net assets for the year over year of 97% which was driven by a combination of an increase in the number of shares outstanding and a change in the NAV per share which increased by $5.90 or 67%.  When comparing September 30, 2016 with June 30, 2016, there was an increase in total net assets of 3%, driven by a decrease in total shares outstanding of 9% and an increase in the NAV per share of $1.73 or 13%.  The closing prices per share for September, 2016 and 2015 and June 30, 2016, as reported by the NYSE Arca, were $14.48, $8.75 and $12.96, respectively.  The change from September 30, 2016 over the same period last year was a 65% increase, and a 12% increase from June 30, 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2016 and serves to illustrate the relative changes of these components.

CANE AUM Analysis
CANE Shares Outstanding
CANE AUM
CANE NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
600
500
400
300
200
100
0
30
25
20
15
10
5
0
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016

Total income for the three-month period ended September 30, 2016 was $939,912, which was the result of a net change in realized gain on commodity futures contracts totaling $948,483, which was partially offset by a net change in unrealized depreciation of commodity futures contracts of ($18,088). The total loss was ($328,266) in the same period of 2015. Total income for the nine-month period ended September 30, 2016 was $2,285,842 resulting primarily from the net change in realized gain on commodity futures contracts totaling $1,957,357, and by a net change in unrealized appreciation of commodity futures contracts of $305,435. Total loss was ($970,165) in the same period of 2015.  Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended September 30, 2016 and 2015, respectively, was $9,517 and $2,358.  For the nine-month period, these amounts were $23,050 and $3,507.  This increase year-over-year was the result of the Sponsor investing a portion of the available cash for the Fund in alternative demand-deposit savings accounts.  This change was effective beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Fund’s rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the three-month period ended September 30, 2016 were $88,916; expenses for the same period in 2015 were $128,825. This represents a ($39,909) or 31% decrease for 2016 over 2015.  The decrease was driven by a ($3,044) or 12% decrease in professional fees related to auditing, legal and tax preparation fees, a ($64,408) or 92% decrease in custodian fees and expenses, and a ($521) or 8% decrease in business licenses and permits. These were partially offset by an $8,653 or 93% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $14,397 or 100% increase in distribution and marketing fees, a $1,647 or 55% increase in general and administrative expenses, a $2,826 increase in brokerage commissions due to a higher number of contracts held, and a $541 or 8-% increase in other expenses.  The total expense ratio gross of expenses waived by the Sponsor for the three-month period was 4.94% in 2016 and 13.56% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the nine-month period ended September 30, 2016 were $224,270; expenses for the same period in 2015 were $244,282. This represents a ($20,012) or 8% decrease for 2016 over 2015.  The decrease was driven by an ($11,887) or 23% decrease in professional fees related to auditing, legal and tax preparation fees and a ($121,057) or 90% decrease in custodian fees and expenses. These were partially offset by a $20,517 or 85% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $69,242 or 306% increase in distribution and marketing fees, a $5,158 or 68% increase in business permits and licenses, an $8,324 or 246% increase in general and administrative expenses, a $6,498 increase in brokerage commissions due to a higher number of contracts held, and a $3,193 or 224% increase in other expenses. The total expense ratio gross of expenses waived by the Sponsor for the nine-month period for these years was 5.01% in 2016 and 10.03% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ended September 30, 2016 and 2015, the Sponsor waived fees of $48,043 and $109,353, respectively. For the nine-month periods ended September 30, 2016 and 2015, the Sponsor waived fees of $121,429 and $197,178, respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2016 and 2015 were $40,873 and $19,472 respectively. The total expense ratio net of expenses waived by the Sponsor for these three-month periods was 2.27% in 2016 and 2.05% in 2015. Net investment loss, which includes the impact of expenses and interest income, was 1.74% in 2016 and 1.80% in 2015.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2016 and 2015 were $102,841 and $47,104 respectively. The total expense ratio net of expenses waived by the Sponsor for these nine-month periods was 2.30% in 2016 and 1.93% in 2015. Net investment loss, which includes the impact of expenses and interest income, was 1.78% in 2016 and 1.79% in 2015.

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

On September 30, 2016, the Fund had 7,600,004 shares outstanding and net assets of $54,638,344.  This is in comparison to 2,825,004 shares outstanding and net assets of $28,485,479 on September 30, 2015 and 4,475,004 shares outstanding with net assets of $36,767,612 on June 30, 2016.  Shares outstanding increased by 4,775,000 and 169% for the period ended September 30, 2016 when compared to September 30, 2015 and increased by 3,125,000 and 70% for the period ended September 30, 2016 when compared to June 30, 2016.  This increase was, in the opinion of management, driven principally by the historically relatively low price of wheat, which generated renewed investor interest.

Total net assets for the Fund were $54,638,344 on September 30, 2016 compared to $28,485,479 on September 30, 2015 and $36,767,612 on June 30, 2016. The Net Asset Values (“NAV”) per share related to these balances were $7.19, $10.08 and $8.22 respectively. This represents an increase in total net assets for the year over year of 92% which was driven by a combination of an increase in the number of shares outstanding and a change in the NAV per share which decreased by $2.89 or 29%.  When comparing September 30, 2016 with June 30, 2016, there was an increase in total net assets of 49%, driven by an increase in total shares outstanding of 70% and a decrease in the NAV per share of $1.03 or 13%.  The closing prices per share for September 30, 2016 and 2015 and June 30, 2016, as reported by the NYSE Arca, were $7.19, $10.08 and $8.25, respectively.  The change from September 30, 2016 over the same period last year was a 29% decrease, and a 13% decrease from June 30, 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2016 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2016 was ($6,298,223) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($5,677,475), and by a net change in unrealized depreciation of commodity futures contracts of ($692,500). The total loss was ($5,771,360) in the same period of 2015. The total loss for the nine-month period ended September 30, 2016 was ($9,206,611) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($7,244,175), and by a net change in unrealized depreciation of commodity futures contracts of ($2,107,750). The total loss was ($4,783,512) in the same period of 2015.  Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended September 30, 2016 and 2015, respectively, was $71,752 and $19,453.  For the nine-month period, these amounts were $142,314 and $28,201.  This increase year-over-year was the result of the Sponsor investing a portion of the available cash for the Fund in alternative demand-deposit savings accounts.  This change was effective beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Fund’s rate. These higher levels of interest rates are expected to continue in 2016, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the three-month period ended September 30, 2016 were $608,506; expenses for the same period in 2015 were $307,481. This represents a $301,025 or 98% increase for 2016 over 2015. This increase was driven principally by a higher level of average net assets relative to the other Funds. More specifically,  there was a $56,935 or 78% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $63,404 or 149% increase in professional fees related to auditing, legal and tax preparation fees, a $154,126 or 128% increase in distribution and marketing expenses, a $13,996 increase in business permits and licenses, a $5,805 or 29% increase in general and administrative expenses, a $7,533 or 205% increase in brokerage commissions due to a higher number of contracts held, and a $10,878 increase in other expenses.  These increases were offset by decreases in custodian fees and expenses of ($11,652) or 25%. The total expense ratio gross of expenses waived by the Sponsor for the three-month period for these years was 4.67% in 2016 and 4.19% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the nine-month period ended September 30, 2016 were $1,183,659; expenses for the same period in 2015 were $747,980. This represents a $435,679 or 58% increase for 2016 over 2015.  This increase was driven principally by a higher level of average net assets relative to the other Funds. More specifically,  there was a $79,402 or 43% increase in the management fee paid to the Sponsor as a result of higher average net assets, a $45,584 or 30% increase in professional fees related to auditing, legal and tax preparation fees, a $291,570 or 127% increase in distribution and marketing expenses, an $8,237 or 60% increase in business permits and licenses, a $12,510 or 27% increase in general and administrative expenses, a $15,530 or 171% increase in brokerage commissions due to a higher number of contracts held, and an $18,045 or 266% increase in other expenses.  These increases were offset by decreases in custodian fees and expenses of ($35,199) or 34%. The total expense ratio gross of expenses waived by the Sponsor for the nine-month period for these years was 4.48% in 2016 and 4.03% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ended September 30, 2016 and 2015, the Sponsor waived fees of $49,516 and $10,874, respectively. For the nine-month periods ended September 30, 2016 and 2015, the Sponsor waived fees of $49,516 and $42,174, respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2016 and 2015 were $558,990 and $296,607 respectively. The total expense ratio net of expenses waived by the Sponsor for these three-month periods was 4.29% in 2016 and 4.05% in 2015. Net investment loss, which includes the impact of expenses and interest income, was 3.74% in 2016 and 3.78% in 2015.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2016 and 2015 were $1,134,143 and $705,806 respectively. The total expense ratio net of expenses waived by the Sponsor for these nine-month periods was 4.29% in 2016 and 3.81% in 2015.  Net investment loss, which includes the impact of expenses and interest income, was 3.75% in 2016 and 3.65% in 2015.

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

On September 30, 2016, the Fund had 50,002 shares outstanding and net assets of $1,360,006.  This is in comparison to 50,002 shares outstanding and net assets of $1,362,291 on September 30, 2015 and 50,002 shares outstanding with net assets of $1,440,156 on June 30, 2016.  Shares outstanding were constant in all periods.

Total net assets for the Fund were $1,360,006 on September 30, 2016 compared to $1,362,291 on September 30, 2015 and $1,440,156 on June 30, 2016. The Net Asset Values (“NAV”) per share related to these balances were $27.20, $27.24 and $28.80 respectively. This represents a decrease in total net assets for the year over year of 0.2% which was driven by a change in the NAV per share which decreased by $0.04 or 0.01%.  When comparing September 30, 2016 with June 30, 2016, there was a decrease in total net assets of 6%, driven by a decrease in the NAV per share of $1.60 or 6%.  The closing prices per share for September 30, 2016 and 2015 and June 30, 2016, as reported by the NYSE Arca, were $26.72, $26.21 and $28.55, respectively.  The change from September 30, 2016 over the same period last year was a 2% increase, and a 6% decrease from June 30, 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2016 and serves to illustrate the relative changes of these components.

TAGS AUM Analysis
TAGS Shares Outstanding
TAGS AUM
TAGS NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
350
300
250
200
150
100
50
0
60
50
40
30
20
10
0
3/30/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016

The total loss for the three-month period ended September 30, 2016 was ($78,441) resulting from the realized loss on the securities of the Underlying Funds totaling ($14,208) and a loss generated by the unrealized appreciation on the securities of the Underlying Funds of ($64,236).  The total loss for the same three-month period in 2015 was ($179,166). Total income for the nine-month period ended September 30, 2016 was $35,720 resulting from the realized loss on the securities of the Underlying Funds totaling ($55,766) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $91,476.  The total loss for the same nine-month period in 2015 was ($285,000).  Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark.  Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the three-month period ended September 30, 2016 were $11,603; expenses for the same period in 2015 were $104,995. This represents a ($93,392) or 89% decrease for 2016 over 2015.  The decrease was driven by reductions in most expense categories, lower average net assets relative to the other funds and an ($89,176) or 99% decrease in custodian fees and expenses. The total expense ratio gross of expenses waived by the Sponsor for the three-month period for these years was 3.39% in 2016 and 30.28% in 2015.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for the nine-month period ended September 30, 2016 were $40,167; expenses for the same period in 2015 were $187,185. This represents a ($147,018) or 79% decrease for 2016 over 2015.  The decrease was driven by reductions in most expense categories, by lower average net assets relative to the other funds and a ($130,839) or 98% decrease in custodian fees and expenses. The total expense ratio gross of expenses waived by the Sponsor for the nine-month period for these years was 3.93% in 2016 and 17.17% in 2015.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ended September 30, 2016 and 2015, the Sponsor waived fees of $9,893 and $103,257, respectively. For the nine-month periods ended September 30, 2016 and 2015, the Sponsor waived fees of $35,063 and $181,727, respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2016 and 2015 were $1,710 and $1,738 respectively. The total expense ratio net of expenses waived by the Sponsor for these three-month periods was 0.50% in 2016 and 0.50% in 2015.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2016 and 2015 were $5,104 and $5,458 respectively. The total expense ratio net of expenses waived by the Sponsor for these nine-month periods was 0.50% in 2016 and 0.50% in 2015.

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

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2016-17, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 36% of all the corn globally, of which about 15% will be exported.  For 2016-2017, global consumption of 1,018.9 Million Metric Tons (MMT) is expected to be slightly less than global production of 1,025.7 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine.  Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia.  China’s estimated production for 2016-17 at 216.0 MMT is under its domestic usage of 226.0 MMT.

According to the USDA, global corn consumption has increased almost 400% from 1960-2016 as demonstrated by the graph below, and is projected to continue to grow in upcoming years.  Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 78 million people in the 2016-17 timeframe and reach over 9.4 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of bio-fuels, including ethanol in the United States.  Based on current USDA estimates, for each person added to the population, there needs to be an additional 5.5 bushels of corn, 1.6 bushels of soybeans and 3.7 bushels of wheat produced.

Historical Global Corn Consumption
(1960-2016)
1,150,000
1,050,000
950,000
850,000
750,000
650,000
550,000
450,000
350,000
250,000
150,000
Consumption (MT)
1960
1965
1970
1975
1980
1985
1990
1995
2000
2005
2010
2015
Crop Year

While global consumption of corn has increased over the 1960-2016 period, so has production, driven by increases in acres planted and yield per acre.  However, according to the USDA and United Nations, future growth in planted acres and yield may be inhibited by lower-productive land, and lack of infrastructure and transportation.  In addition, agricultural crops such as corn are highly weather-dependent for yield and therefore susceptible to changing weather patterns.  In addition, given the current production/consumption patterns, nearly 100% of all corn produced globally is consumed which leaves minimal excess inventory if production issues arise.

Historical Global Corn Yield
(1960-2016)
Yield in MT/HA
6
5.5
5
4.5
4
3.5
3
2.5
2
1.5
1960
1965
1970
1975
1980
1985
1990
1995
2000
2005
2010
2015
Crop Year

On October 12, 2016, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2016-17. The exhibit below provides a summary of historical and current information for United States corn production.

	U.S. Corn Supply/Demand Balance Marketing Year September - August Million Bushels
										Oct 12 Est.	Sep 12 Proj.	Oct 12 Proj.
										USDA	USDA	USDA	Change from Last Month
Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	16-17	Change	% Change
Planted Acres	78.3	93.5	86.0	86.4	88.2	91.9	97.3	95.4	90.6	88.0	94.1	94.5	0.40	0.4%
Harvested Acres	70.6	86.5	78.6	79.5	81.4	84.0	87.4	87.5	83.1	80.7	86.6	86.8	0.20	0.2%
Difference	7.7	7.0	7.4	6.9	6.8	7.9	9.9	7.9	7.5	7.3	7.5	7.7	0.20	2.7%
Yield	149.1	150.7	153.9	164.7	152.8	147.2	123.1	158.1	171.0	168.4	174.4	173.4	(1.00)	-0.6%

Beginning Stocks	1,967	1,304	1,624	1,673	1,708	1,128	989	821	1,232	1,731	1,716	1,738	22.00	1.3%
Production	10,531	13,038	12,092	13,092	12,447	12,360	10,755	13,829	14,216	13,601	15,093	15,057	(36.00)	-0.2%
Imports	12	20	14	8	28	29	160	36	32	67	50	50	-	0.0%
Total Supply	12,510	14,362	13,730	14,774	14,182	13,516	11,904	14,686	15,479	15,400	16,859	16,845	(14.00)	-0.1%

Feed	5,540	5,858	5,205	5,125	4,793	4,545	4,315	5,040	5,314	5,192	5,650	5,650	-	0.0%
Food/Seed/Industrial	3,541	4,442	4,993	5,961	6,428	6,439	6,038	6,493	6,567	6,573	6,650	6,650	-	0.0%
Ethanol for Fuel(incld above)	2,119	3,049	3,677	4,591	5,021	5,011	4,641	5,124	5,200	5,206	5,275	5,275	-	0.0%
Exports	2,125	2,437	1,858	1,980	1,834	1,543	730	1,920	1,867	1,898	2,175	2,225	50.00	2.3%
Total Usage	11,206	12,737	12,056	13,066	13,055	12,527	11,083	13,454	13,748	13,662	14,475	14,525	50.00	0.3%

Ending Stocks (Inventory)	1,304	1,624	1,673	1,708	1,128	989	821	1,232	1,731	1,738	2,384	2,320	(64.00)	-2.7%

Stocks/Use Ratio	12%	13%	14%	13%	9%	8%	7%	9%	13%	13%	16%	16%
farm Price ($/bushel)	$3.04	$4.20	$4.06	$3.55	$5.18	$6.22	$6.89	$4.46	$3.70	$3.61	$2.90 - 3.50	$2.95 - 3.55

Calculations:
Demand per day (incld expt)¹	30.7	34.9	33.0	35.8	35.8	34.3	30.4	36.9	37.7	37.4	39.7	39.8	0.14	0.3%
Carry-out days supply	42.5	46.5	50.7	47.7	31.5	28.8	27.0	33.4	46.0	46.4	60.1	58.3	-1.82	-3.0%

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China.  The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2016-17, the United States will produce approximately 116.2 MMT of soybeans or approximately 35% of estimated world production, with Brazil production at 102 MMT. Argentina is projected to produce about 57 MMT. For 2016-17, global consumption of 328.8 MMT is expected to be slightly less than global production of 333.2 MMT.  If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On October 12, 2016, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2016-17. The exhibit below provides a summary of historical and current information for United States soybean production.

	U.S. Soybean Supply/Demand Balance
	Marketing Year September - August
	Million Bushels									Oct 12 Est.	Sep 12 Proj.	Oct 12 Proj.
										USDA	USDA	USDA	Change from Last Month
Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	16-17	Change	% Change
Planted Acres	75.5	64.7	75.7	77.5	77.4	75.0	77.2	76.8	83.3	82.7	83.7	83.7	-	0%
Harvested Acres	74.6	64.1	74.7	76.4	76.6	73.8	76.1	76.3	82.6	81.7	83.0	83.0	-	0%
Difference	0.9	0.6	1.0	1.1	0.8	1.2	1.0	0.5	0.7	1.0	0.7	0.7	-	0%
Yield	42.9	41.7	39.7	44.0	43.5	41.9	40.0	44.0	47.5	48.0	50.6	51.4	0.80	2%

Beginning Stocks	449	574	205	138	151	215	169	141	92	191	195	197	2.00	1%
Production	3,197	2,677	2,967	3,359	3,329	3,094	3,042	3,358	3,927	3,926	4,201	4,269	68.00	2%
Imports	9	10	13	15	14	16	41	72	33	24	30	30	-	0%
Total Supply	3,655	3,261	3,185	3,512	3,495	3,325	3,252	3,570	4,052	4,140	4,426	4,496	70.00	2%

Crushings	1,808	1,801	1,662	1,752	1,648	1,703	1,689	1,734	1,873	1,886	1,950	1,950	-	0%
Seed, Feed and Residual	157	93	106	110	131	89	105	107	146	121	126	126	-	0%
Exports	1,116	1,162	1,279	1,499	1,501	1,365	1,317	1,638	1,842	1,936	1,985	2,025	40.00	2%
Total Usage	3,081	3,056	3,047	3,361	3,280	3,155	3,111	3,478	3,862	3,943	4,061	4,101	40.00	1%

Ending Stocks (Inventory)	574	205	138	151	215	169	141	92	191	197	365	395	30.00	8%

Stocks/Use Ratio	18.6%	6.7%	4.5%	4.5%	6.6%	5.4%	4.5%	2.6%	4.9%	5.0%	9.0%	9.6%	0.01	7%
farm Price ($/bushel)	$6.43	$10.10	$9.97	$9.59	$11.30	$12.50	$14.40	$13.00	$10.10	$8.95	$8.30 -9.80	$8.30 - 9.80

Calculations:
Demand per day (incld expt)¹	8.4	8.4	8.3	9.2	9.0	8.6	8.5	9.5	10.6	10.8	11.1	11.2	0.11	1%
Carry-out days supply	68.0	24.5	16.5	16.4	23.9	19.6	16.6	9.7	18.1	18.2	32.8	35.2	2.35	7%

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India.  The United States Department of Agriculture (“USDA”) estimates that for 2016-17, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 8% of the global production, with just over one-third of that being exported. For 2016-17, global consumption of 735.7 MMT is estimated to be surpassed by production of 744.4 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

On October 12, 2016, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2016-17. The exhibit below provides a summary of historical and current information for United States wheat production.

	U.S. Wheat Supply/Demand Balance
	Marketing Year June - May
	Million Bushels									Oct 12 Est.	Sep 12 Proj.	Oct 12 Proj.
										USDA	USDA	USDA	Change from Last Month
Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	16-17	Change	% Change
Planted Acres	57.3	60.5	63.2	59.2	53.6	54.4	55.3	56.2	56.8	55.0	50.8	50.2	(0.60)	-1.2%
Harvested Acres	46.8	51.0	55.7	49.9	47.6	45.7	48.8	45.3	46.4	47.3	44.1	43.9	(0.20)	-0.5%
Difference	10.5	9.5	7.5	9.3	6.0	8.7	6.5	10.9	10.4	7.7	6.7	6.3	(0.40)	-6.0%
Yield	38.6	40.2	44.9	44.5	46.3	43.7	46.2	47.1	43.7	43.6	52.6	52.6	-	0.0%

Beginning Stocks	571	456	306	657	976	862	743	718	590	752	981	976	(5.00)	-0.5%
Production	1,808	2,051	2,499	2,218	2,207	1,999	2,252	2,135	2,026	2,062	2,321	2,310	(11.00)	-0.5%
Imports	122	113	127	119	97	112	123	173	151	113	115	125	10.00	8.7%
Total Supply	2,501	2,620	2,932	2,993	3,279	2,974	3,118	3,026	2,768	2,927	3,417	3,410	(7.00)	-0.2%

Food	938	948	927	919	926	941	951	955	958	957	968	968	-	0.0%
Seed	82	88	78	69	71	76	73	77	79	67	69	69	-	0.0%
Feed and residual	117	16	255	150	132	164	364	228	114	152	330	260	(70.00)	-21.2%
Exports	908	1,263	1,015	879	1,289	1,050	1,012	1,176	864	775	950	975	25.00	2.6%
Total Usage	2,045	2,315	2,275	2,018	2,417	2,231	2,400	2,436	2,015	1,952	2,317	2,272	(45.00)	-1.9%

Ending Stocks (Inventory)	456	305	657	976	862	743	718	590	752	976	1,100	1,138	38.00	3.5%

Stocks/Use Ratio	22.3%	13.2%	28.9%	48.4%	35.7%	33.3%	29.7%	24.2%	37.3%	50.0%	47.5%	50.1%	0.03
farm Price ($/bushel)	$4.26	$6.48	$6.78	$4.87	$5.70	$7.24	$7.77	$6.87	$5.99	$4.89	$3.30 - 3.90	$3.50 - 3.90

Calculations:
Demand per day (incld expt)¹	5.6	6.3	6.2	5.5	6.6	6.1	6.6	6.7	5.5	5.3	6.3	6.2	(0.12)	-1.9%
Carry-out days supply	81.4	48.1	105.4	176.5	130.2	121.6	108.6	88.4	136.2	182.5	173.3	182.8	9.54	5.5%

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

Management believes that as of September 30, 2016 it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

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

Off Balance Sheet Financing

As of September 30, 2016, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2016 through September 30, 2016 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of September 30, 2016. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	September 30, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2016	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAR17	1,561	$3.4650	$27,044,325	$24,339,893	$22,987,676	$21,635,460	$29,748,758	$31,100,974	$32,453,190
CBOT Corn Futures MAY17	1,311	$3.5350	$23,171,925	$20,854,733	$19,696,136	$18,537,540	$25,489,118	$26,647,714	$27,806,310
CBOT Corn Futures DEC17	1,433	$3.7650	$26,976,225	$24,278,603	$22,929,791	$21,580,980	$29,673,848	$31,022,659	$32,371,470
Total CBOT Corn Futures			$77,192,475	$69,473,228	$65,613,604	$61,753,980	$84,911,723	$88,771,346	$92,630,970

Shares outstanding			4,125,004	4,125,004	4,125,004	4,125,004	4,125,004	4,125,004	4,125,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$18.71	$16.84	$15.91	$14.97	$20.58	$21.52	$22.46
Total Net Asset Value per Share as reported			$18.71
Change in the Net Asset Value per Share				$(1.87)	$(2.81)	$(3.74)	$1.87	$2.81	$3.74

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.01%	10.00%	15.00%	20.01%

SOYB:

	September 30, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2016	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JAN17	98	$9.5925	$4,700,325	$4,230,293	$3,995,276	$3,760,260	$5,170,358	$5,405,374	$5,640,390
CBOT Soybean Futures MAR17	83	$9.6550	$4,006,825	$3,606,143	$3,405,801	$3,205,460	$4,407,508	$4,607,849	$4,808,190
CBOT Soybean Futures NOV17	99	$9.5325	$4,718,588	$4,246,729	$4,010,799	$3,774,870	$5,190,446	$5,426,376	$5,662,305
Total CBOT Soybean Futures			$13,425,738	$12,083,164	$11,411,877	$10,740,590	$14,768,311	$15,439,598	$16,110,885

Shares outstanding			725,004	725,004	725,004	725,004	725,004	725,004	725,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$18.52	$16.67	$15.74	$14.81	$20.37	$21.30	$22.22
Total Net Asset Value per Share as reported			$18.53
Change in the Net Asset Value per Share				$(1.85)	$(2.78)	$(3.70)	$1.85	$2.78	$3.70

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

CANE:

	September 30, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2016	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE#11 Sugar Futures MAY17	103	$0.2216	$2,556,378	$2,300,740	$2,172,921	$2,045,102	$2,812,015	$2,939,834	$3,067,653
ICE#11 Sugar Futures JUL17	92	$0.2131	$2,195,782	$1,976,204	$1,866,415	$1,756,626	$2,415,361	$2,525,150	$2,634,939
ICE#11 Sugar Futures MAR18	113	$0.2035	$2,575,496	$2,317,946	$2,189,172	$2,060,397	$2,833,046	$2,961,820	$3,090,595
Total ICE#11 Sugar Futures			$7,327,656	$6,594,890	$6,228,508	$5,862,125	$8,060,422	$8,426,804	$8,793,187

Shares outstanding			500,004	500,004	500,004	500,004	500,004	500,004	500,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$14.66	$13.19	$12.46	$11.72	$16.12	$16.85	$17.59
Total Net Asset Value per Share as reported			$14.65
Change in the Net Asset Value per Share				$(1.47)	$(2.20)	$(2.93)	$1.47	$2.20	$2.93

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

WEAT:

	September 30, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2016	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAR17	900	$4.2475	$19,113,750	$17,202,375	$16,246,688	$15,291,000	$21,025,125	$21,980,813	$22,936,500
CBOT Wheat Futures MAY17	748	$4.3800	$16,381,200	$14,743,080	$13,924,020	$13,104,960	$18,019,320	$18,838,380	$19,657,440
CBOT Wheat Futures DEC17	797	$4.8050	$19,147,925	$17,233,133	$16,275,736	$15,318,340	$21,062,718	$22,020,114	$22,977,510
Total CBOT Wheat Futures			$54,642,875	$49,178,588	$46,446,444	$43,714,300	$60,107,163	$62,839,306	$65,571,450

Shares outstanding			7,600,004	7,600,004	7,600,004	7,600,004	7,600,004	7,600,004	7,600,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$7.19	$6.47	$6.11	$5.75	$7.91	$8.27	$8.63
Total Net Asset Value per Share as reported			$7.19
Change in the Net Asset Value per Share				$(0.72)	$(1.08)	$(1.44)	$0.72	$1.08	$1.44

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	September 30, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of September 30, 2016	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	18,108	$18.7080	$338,765	$304,889	$287,950	$271,012	$372,642	$389,580	$406,518
Teucrium Soybean Fund	17,631	$18.5322	$326,741	$294,067	$277,730	$261,393	$359,415	$375,752	$392,089
Teucrium Sugar Fund	24,524	$14.6539	$359,372	$323,435	$305,466	$287,498	$395,309	$413,278	$431,246
Teucrium Wheat Fund	45,887	$7.1891	$329,886	$296,897	$280,403	$263,909	$362,875	$379,369	$395,863
Total value of Shares of the Underlying Funds			$1,354,764	$1,219,288	$1,151,549	$1,083,811	$1,490,240	$1,557,979	$1,625,717

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to Shares of the Underlying Funds			$27.09	$24.38	$23.03	$21.68	$29.80	$31.16	$32.51
Total Net Asset Value per Share as reported			$27.20
Change in the Net Asset Value per Share				$(2.71)	$(4.06)	$(5.42)	$2.71	$4.06	$5.42

Percent Change in the Net Asset Value per Share				-9.96%	-14.94%	-19.92%	9.96%	14.94%	19.92%

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

The Dodd-Frank Act requires the CFTC, the SEC and the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared or over-the-counter swaps). The proposed rules would require swap dealers and major swap participants to collect both variation and initial margin from their financial entity counterparties such as the Funds or Underlying Funds but would not require these swap dealers or major swap participants to post variation margin or initial margin to the Funds or Underlying Funds.  The CFTC and the Prudential Regulators finalized these rules in 2016 and compliance became due in September 2016.

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

For the three-months ended September 30, 2016, the only counterparty risk to which the Funds were subject was that in association with EFRPs as described above.

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

While it is expected that the trading prices of the Shares will fluctuate in accordance with the changes in a Fund’s NAV, the prices of Shares may also be influenced by various market factors, including but not limited to, the number of shares of the Fund outstanding and the liquidity of the underlying contracts.  There is no guarantee that the Shares will not trade at appreciable discounts from, and/or premiums to, the Fund’s NAV.  This could cause the changes in the price of the Shares to substantially vary from the changes in the spot price of the underlying commodity, even if a Fund’s NAV was closely tracking movements in the spot price of that commodity.  If this occurs, you may incur a partial or complete loss of your investment.

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

On March 12, 2014, the CME announced that, subject to CFTC approval, it would replace its fixed price fluctuation limits with variable price limits. The change was approved and went into effect May 1, 2014. Using corn as an example, this change amended Appendix A, Chapter 10 (Corn Futures), Section 10102.D (Trading Specifications – Daily Price Limits) to read as follows:

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
The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013 and a third (File No. 333-210010) was declared effective on April 29, 2016. From June 9, 2010 (the commencement of operations) through September 30, 2016, 13,700,000 Shares of the Fund were sold at an aggregate offering price of $444,109,308. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2016 in an amount equal to $720,171, resulting in net offering proceeds of $443,389,137. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.
The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through September 30, 2016, 1,925,000 Shares of the Fund were sold at an aggregate offering price of $42,644,666. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2016 in an amount equal to $63,071, resulting in net offering proceeds of $42,581,595. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.
The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through September 30, 2016, 1,075,000 Shares of the Fund were sold at an aggregate offering price of $15,931,846. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2016 in an amount equal to $28,372, resulting in net offering proceeds of $15,903,474. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.
The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-212481) which registered a total of 25,350,000 shares was declared effective on July 15, 2016. From September 19, 2011 (the commencement of the offering) through September 30, 2016, 10,050,000 Shares of the Fund were sold at an aggregate offering price of $109,892,561. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2016 in an amount equal to $126,749, resulting in net offering proceeds of $109,765,812. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.
The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. From March 28, 2012 (the commencement of the offering) through September 30, 2016, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2016 in an amount equal to $7,580, resulting in net offering proceeds of $17,698,998. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2016	-	$-	N/A	N/A
August 1 to August 31, 2016	-	$-	N/A	N/A
September 1 to September 30, 2016	525,000	$18.50	N/A	N/A
Total	525,000	$18.50

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2016	-	$-	N/A	N/A
August 1 to August 31, 2016	-	$-	N/A	N/A
September 1 to September 30, 2016	75,000	$7.22	N/A	N/A
Total	75,000	$7.22

 Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2016	-	$-	N/A	N/A
August 1 to August 31, 2016	-	$-	N/A	N/A
September 1 to September 30, 2016	75,000	$13.89	N/A	N/A
Total	75,000	$13.89

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

Date: November 9, 2016