Form 10-K
period 2016-12-31
Teucrium Commodity Trust
filed 2017-03-16
CIK 1471824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒  No

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2016 are included in the table below:

	Aggregate Market Value of Each Funds’ Shares Held by Non-Affiliates as of June 30, 2016	Total Number of Outstanding Shares as of March 13, 2017

Teucrium Corn Fund	$66,625,000	3,675,000

Teucrium Sugar Fund	7,128,000	475,000

Teucrium Soybean Fund	12,804,000	650,000

Teucrium Wheat Fund	36,918,750	9,400,000

Teucrium Agricultural Fund	$1,427,500	50,000

Total	$124,903,250

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

 2

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

The Funds

On June 5, 2010, the initial Form S-1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. The current registration statement for CORN was declared effective by the SEC on April 29, 2016.

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE and SOYB were declared effective by the SEC on June 30, 2014. The current registration statement for WEAT was declared effective on July 15, 2016. This registration statement for WEAT registered an additional 24,050,000 shares.

On February 10, 2012, the Form S-1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012. The current registration statement for TAGS was declared effective by the SEC on April 30, 2015.

Investing Strategy

Overview

The Funds are designed and managed so that the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for specific futures contracts for designated commodities (each a “Designated Commodity”) or the closing Net Asset Value per share of the Underlying Funds (as defined below) in the case of TAGS. Each Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts (each a “Futures Contract”) that expire in a specific month and trade on a specific exchange in the Specified Commodity comprising the Benchmark (as defined below), as defined below or shares of the Underlying Funds in the case of TAGS. Each Fund may also hold United States Treasury Obligations and/or other high credit quality short-term fixed income securities for deposit with the commodity broker of the Funds as margin.

This weighted average of the closing settlement prices of the referenced specific Futures Contracts for each Fund is referred to herein as the “Benchmark,” and the specific Futures Contracts that at any given time make up the Benchmark for that Fund are referred to herein as the “Benchmark Component Futures Contracts.”

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

Each Fund seeks to achieve its investment objective by investing under normal market conditions in Benchmark Component Futures Contracts (“Futures Contracts”) of the Fund or, in certain circumstances, in other Futures Contracts for its Specified Commodity. In addition, and to a limited extent, a Fund also may invest in exchange-traded options on Futures Contracts for its Specified Commodity. Once position limits or accountability levels on Futures Contracts on a Fund’s Specified Commodity are applicable, each Fund’s intention is to invest first in contracts and instruments such as cash-settled options on Futures Contracts and forward contracts, swaps and other over-the-counter transactions that are based on the price of its Specified Commodity or Futures Contracts on its Specified Commodity (collectively, “Other Commodity Interests,” and together with Futures Contracts, “Commodity Interests”). By utilizing certain or all of these investments, the Sponsor will endeavor to cause each Fund’s performance to closely track that of its Benchmark.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the December 31, 2016, Benchmark Component Futures Contracts weights for each of the Funds:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,438 contracts, MAY17)	$25,704,250	35%
CBOT Corn Futures (1,207 contracts, JUL17)	21,982,488	30
CBOT Corn Futures (1,347 contracts, DEC17)	25,593,000	35

Total at December 31, 2016	$73,279,738	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (90 contracts, MAR17)	$4,518,000	35%
CBOT Soybean Futures (76 contracts, MAY17)	3,847,500	30
CBOT Soybean Futures (91 contracts, NOV17)	4,501,088	35

Total at December 31, 2016	$12,866,588	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (89 contracts, MAY17)	$1,918,840	35%
ICE Sugar Futures (79 contracts, JUL17)	1,667,848	30
ICE Sugar Futures (93 contracts, MAR18)	1,935,293	35

Total at December 31, 2016	$5,521,981	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (1,037 contracts, MAY17)	$21,802,925	35%
CBOT Wheat Futures (861 contracts, JUL17)	18,694,463	30
CBOT Wheat Futures (939 contracts, DEC17)	21,831,750	35

Total at December 31, 2016	$62,329,138	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund	$323,979	25%
Shares of Teucrium Soybean Fund	315,486	24
Shares of Teucrium Wheat Fund	331,267	25
Shares of Teucrium Sugar Fund	342,822	26

Total at December 31, 2016	$1,313,554	100%

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

An “exchange for related position” (“EFRP”) can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs. The Fund will become subject to the credit risk of the market specialist/market maker until the EFRP is settled within the business day, which is typically 7 hours or less. The Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

The Funds earn interest income from the Treasury securities and/or cash equivalents that it purchases and on the cash it holds through the Custodian or other financial institution. The Sponsor anticipates that the earned interest income will increase the NAV of each Fund. The Funds apply the earned interest income to the acquisition of additional investments or uses it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives. Any Treasury security and cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be rated in the highest short-term rating category by a nationally recognized statistical rating organization or will be deemed by the Sponsor to be of comparable quality. As of December 31, 2016, available cash balances in each of the Funds were invested in either the Fidelity Government Money Market Portfolio or in demand deposits at Rabobank, N.A.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2016-17, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 37% of all the corn globally, of which about 15% will be exported. For 2016-2017, global consumption of 1,027.0 Million Metric Tons (MMT) is expected to be slightly less than global production of 1,037.9 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s estimated production for 2016-17 at 219.6 MMT is under its domestic usage of 227.0 MMT.

According to the USDA, global corn consumption has increased almost 400% from 1960-2016 as demonstrated by the graph below, and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 78 million people in the 2016-17 timeframe and reach over 9.4 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of bio-fuels, including ethanol in the United States. Based on USDA estimates as of January 12, 2017, for each person added to the population, there needs to be an additional 5.5 bushels of corn, 1.7 bushels of soybeans and 3.7 bushels of wheat produced.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2016.

On January 12, 2017, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2016-17. The exhibit below provides a summary of historical and current information for United States corn production.

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

If the futures market is in a state of backwardation (i.e., when the price of corn in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing corn prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. Over time, if backwardation remained constant, the differences would continue to increase. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing corn prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Over time, if contango remained constant, the difference would continue to increase. Historically, the corn futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the corn market and the corn harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Fund; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Fund.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China.  The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2016-17, the United States will produce approximately 117.2 MMT of soybeans or approximately 35% of estimated world production, with Brazil production at 104 MMT. Argentina is projected to produce about 57 MMT. For 2016-17, global consumption of 330.3 MMT is expected to be slightly less than global production of 337.9 MMT.  If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

If the futures market is in a state of backwardation (i.e., when the price of soybeans in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing soybean prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing soybean prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Historically, the soybeans futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the soybean market and the soybean harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Fund; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Fund.

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2016.

On January 12, 2017, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2016-17. The exhibit below provides a summary of historical and current information for United States soybean production.

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India.  The United States Department of Agriculture (“USDA”) estimates that for 2016-17, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 8% of the global production, with approximately 42% of that being exported. For 2016-17, global consumption of 739.9 MMT is estimated to be surpassed by production of 752.7 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

If the futures market is in a state of backwardation (i.e., when the price of wheat in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing wheat prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing wheat prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Historically, the wheat futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the wheat market and the wheat harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Fund; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Fund.

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2016.

On January 12, 2017, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2016-17. The exhibit below provides a summary of historical and current information for United States wheat production.

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

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge.  The USDA’s November 2016 report forecasts that Brazil, with estimated production of 37.8 million metric tons, an increase of 3.1 million metric tons, and 9%, from the year before, will continue to be the leading producer of sugarcane. Brazil’s production, which outpaces the other principal global producers, namely India, Thailand and China, equates to approximately 22% of the world’s supply. World estimated production is 170.9 million metric tons. Although world sugar production will increase by 5.1 million metric tons over last year, the USDA’s November 2016 report estimates record global consumption of 173.6 million metric tons will outpace production for the second consecutive year. Record consumption will reduce ending stocks to the lowest level in six years; this includes a 44% reduction of Chinese ending stocks as compared to last year, and a significant reduction in India’s production. The most current period has seen the global demand for sugar exceed supply which has, generally, resulted in price increases. However, if the global supply of sugar exceeds global demand, a situation which has occurred in the recent past, this may have an adverse impact on the price of sugar, and prices will generally fall. The principal producers of sugar beets, as forecasted by the USDA for 2017, include the European Union, the United States, and Russia.

The USDA, in its November 2017 report, highlighted in the graph immediately below, the fact that prices have risen in response to lower ending stocks. The tightening in global ending stocks is illustrated in the second graph.

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

The Sponsor maintains websites on behalf of each of the Funds. The total portfolio composition of each Fund is disclosed on the Fund’s website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Commodity Futures Contract held and those that are pending and the amount of cash and cash equivalents held in the Fund’s portfolio. Each Fund’s website also includes the NAV, the 4 p.m. Bid/Ask Midpoint as reported by the NYSE Arca, the last trade price as reported by the NYSE Arca, the shares outstanding, the shares available for issuance, and the shares created or redeemed on that day. The prospectus, Monthly Statement of Account, Quarterly Performance of the Midpoint versus the NAV, and the Roll Dates, as well as Form 10-Qs, Form 10-Ks, and other SEC filings for that Fund, are also posted on the website. Each Fund’s website is publicly accessible at no charge. The website for CORN is www.teucriumcornfund.com; for CANE is www.teucriumcanefund.com; for SOYB is www.teucriumsoybfund.com; for WEAT is www.teucriumweatfund.com; and for TAGS is www.teucriumtagsfund.com. The website address for the Sponsor is www.teucrium.com.

The Sponsor receives a fee as compensation for services performed under the Trust Agreement, except in the case of TAGS where there is no such fee. The Sponsor’s fees accrue daily and are paid monthly at an annual rate of 1.00% of the average daily net assets of each Fund. In addition, each Fund is also generally responsible for other ongoing fees, costs and expenses of its operations, including brokerage fees and SEC registration fees, and legal, printing, accounting, custodial, administration and transfer agency costs, although the Sponsor has borne or will bear the costs and expenses related to the initial offer and sale of Shares. The Funds will generally bear the costs and expenses associated with filing a new registration statement for each Fund every three years, unless the Sponsor waives all or part of such costs and expenses. The Sponsor may choose to waive, for a period of time and at its discretion, the collection of the Sponsor Fee or certain other fees for any of the Funds. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations.

A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $1,825,552 in 2016, $1,601,237 in 2015, and $1,365,214 in 2014; of these amounts, $457,658 in 2016, $138,262 in 2015, and $113,224 in 2014 were waived by the Sponsor.

All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has an information technology plan (the “IT Plan”) in place which is part of the internal controls of the Trust and the Funds. The IT Plan is tested by both the management of the Sponsor and by the independent external auditor as a part of their internal control audit over the financial reporting of the Trust and the Funds. The IT Plan also takes reasonable care to look beyond the controls developed and implemented for the Trust and the Funds directly to the platforms and controls in place for the key service providers. Such review of the IT plans of key service providers is part of the Sponsor’s disaster recovery and business continuity planning. The Sponsor provides regular training to all employees of the Sponsor regarding cybersecurity topics, in addition to real-time dissemination of information regarding cybersecurity matters as needed. The IT plan is reviewed and updated as needed, but at a minimum on an annual basis.

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

Management of the Sponsor

In general, under the Sponsor’s Amended and Restated Limited Liability Company Operating Agreement, as amended from time to time, the Sponsor (and as a result the Trust and each Fund) is managed by the officers of the Sponsor.  The Chief Executive Officer of the Sponsor is responsible for the overall strategic direction of the Sponsor and will have general control of its business. The Chief Investment Officer and President of the Sponsor is primarily responsible for new investment product development with respect to the Funds. The Chief Operating Officer has assumed primary responsibility for trade operations, trade execution, and portfolio activities with respect to the Fund. The Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer acts as the Sponsor’s principal financial and accounting officer, which position includes the functions previously performed by the Treasurer of the Sponsor, and administers the Sponsor’s regulatory compliance programs. Furthermore, certain fundamental actions regarding the Sponsor, such as the removal of officers, the addition or substitution of members, or the incurrence of liabilities other than those incurred in the ordinary course of business and de minimis liabilities, may not be taken without the affirmative vote of a majority of the Class A members (which is generally defined as the affirmative vote of Mr. Gilbertie and one of the other two Class A members).  The Sponsor has no board of directors, and the Trust has no board of directors or officers.

The Officers of the Sponsor, two of whom are also Class A members of the Sponsor, are the following:

Sal Gilbertie has been the President of the Sponsor since its inception and its Chief Investment Officer since September 2011, was approved by the NFA as a principal of the Sponsor on September 23, 2009, and was registered as an associated person of the Sponsor on November 10, 2009.  He maintains his main business office at 65 Adams Road, Easton, Connecticut 06612.  Effective July 16, 2012, Mr. Gilbertie was registered with the NFA as the Branch Manager for this location.  Since October 18, 2010, Mr. Gilbertie has been an associated person of the Distributor under the terms of the Securities Activities and Services Agreement (“SASA”) between the Sponsor and the Distributor.  Additional information regarding the SASA can be found in the section of this disclosure document entitled “Plan of Distribution.”  From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, an FCM and broker-dealer registered with the CFTC and the SEC, where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over-the-counter derivatives trader and market maker in multiple classes of commodities.  (Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., an FCM and an affiliate of Newedge USA, LLC.)  From October 1998 until October 2005, Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank.  While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day-to-day activities of the business and the portfolio of both companies.  Mr. Gilbertie is 56 years old.

Dale Riker has been the Secretary of the Sponsor since January 2010, and its Chief Executive Officer since September 2011, was approved by the NFA as a principal of the Sponsor on October 29, 2009, and was registered as an associated person of the Sponsor on February 17, 2010.  He maintains his main business office at 232 Hidden Lake Road, Brattleboro, Vermont 05301 and is responsible for the overall strategic direction of the Sponsor and has general control of its business.  Mr. Riker was Treasurer of the Sponsor from its inception until September 2011.  From February 2005 to December 2012, Mr. Riker was the President of Cambial Emerging Markets LLC, a consulting company specializing in emerging market equity investment.  As President of Cambial Emerging Markets LLC, Mr. Riker had responsibility for business strategy, planning and operations.  From July 1996 to February 2005, Mr. Riker was a private investor.  Mr. Riker is married to the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of the Sponsor, Barbara Riker. Mr. Riker is 59 years old.

Barbara Riker began working for the Sponsor in July 2010 providing accounting and compliance support. She has been the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer for Teucrium since September 2011, was approved by the NFA as a principal of the Sponsor on October 19, 2011, and has a background in finance, accounting, investor relations, corporate communications and operations.  She maintains her main business office at 232 Hidden Lake Road, Brattleboro, Vermont 05301.  From September 1980 to February 1993, Ms. Riker worked in various financial capacities for Pacific Telesis Group, the California-based Regional Bell Operating Company, and its predecessors.  In February 1993, with the spin-off of AirTouch Communications from Pacific Telesis Group, Ms. Riker was selected to lead the Investor Relations team for the global mobile phone operator.  In her capacity as Executive Director – Investor Relations and Corporate Communications from February 1993 to June 1995, AirTouch completed its initial public offering and was launched as an independent publicly-traded company. In June 1995, she was named Chief Financial Officer of AirTouch International and, in addition to her other duties, served on the board of several of the firm’s joint ventures, both private and public, across Europe.  In June 1997, Ms. Riker moved into an operations capacity as the District General Manager for AirTouch Paging’s San Francisco operations.  In February 1998 she was named Vice President and General Manager of AirTouch Cellular for Arizona and New Mexico.  Ms. Riker retired in July 1999, coincident with the purchase of AirTouch by Vodafone PLC and remained retired until she began working for the Sponsor.  Ms. Riker graduated with a Bachelor of Science in Business Administration from Cal State – East Bay in 1980.   Ms. Riker is married to the Chief Executive Officer of the Sponsor, Dale Riker. Ms. Riker is 58 years old.

Steve Kahler, Chief Operating Officer, began working for the Sponsor in November 2011 as Managing Director in the trading division. He became the Chief Operating Officer on May 24, 2012 and has primary responsibility for the Trade Operations for the Funds. He maintains his main business office at 13520 Excelsior Blvd., Minnetonka, MN 55345. Mr. Kahler was registered as an Associated Person of the Sponsor on November 25, 2011, approved as a Branch Manager of the Sponsor on March 16, 2012 and approved by the NFA as a Principal of the Sponsor on May 16, 2012. Since January 18, 2012, Mr. Kahler has been an associated person of the Distributor under the terms of the SASA between the Sponsor and the Distributor.  Additional information regarding the SASA can be found in the section of this disclosure document entitled “Plan of Distribution.” Prior to his employment with the Sponsor, Mr. Kahler worked for Cargill Inc., an international producer and marketer of food, agricultural, financial and industrial products and services, from April 2006 until November 2011 in the Energy Division as Senior Petroleum Trader. In October 2006 and while employed at Cargill Inc., Mr. Kahler was approved as an Associated Person of Cargill Commodity Services Inc., a commodity trading affiliate of Cargill Inc. from September 13, 2006 to November 9, 2011. Mr. Kahler graduated from the University of Minnesota with a Bachelors of Agricultural Business Administration in 1992 and is 49 years old. Mr. Kahler is primarily responsible for making trading and investment decisions for the Fund and other Teucrium Funds, and for directing Fund and other Teucrium Fund trades for execution.

The third Class-A member of the Sponsor is the following:

Carl N. (Chuck) Miller III was approved by the NFA as a principal of the Sponsor on November 10, 2009 and was registered as an associated person of the Sponsor on April 19, 2010.  He maintains his main business office at 232 Hidden Lake Road, Bldg A, Brattleboro, VT 05301.  Mr. Miller has certain voting authority as a Class A member of the Sponsor as described above, but is not involved with the Sponsor’s day-to-day trading or operations or supervises people so engaged.  For the period May 13, 2011 to July 24, 2014, Mr. Miller was an associated person of the Distributor under the terms of the SASA between the Sponsor and the Distributor. Additional information regarding the SASA can be found in the section of this disclosure document entitled “Plan of Distribution.”

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

The Custodian and Administrator

In its capacity as the Fund’s custodian, the Custodian, currently U.S. Bank, N.A., holds the Funds’ securities, cash and/or cash equivalents pursuant to a custodial agreement.  U.S. Bancorp Fund Services, LLC (“USBFS”), an entity affiliated with U.S. Bank, N.A., is the registrar and transfer agent for the Funds.  In addition, USBFS also serves as Administrator for the Fund, performing certain administrative and accounting services and preparing certain SEC and CFTC reports on behalf of the Fund.  For these services, the Fund pays fees to the Custodian and USBFS set forth in the table entitled “Contractual Fees and Compensation Arrangements with the Sponsor and Third-Party Service Providers.”

The Custodian is located at 1555 North RiverCenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a nationally chartered bank, regulated by the Office of the Comptroller of the Currency, Department of the Treasury, and is subject to regulation by the Board of Governors of the Federal Reserve System. The principal address for USBFS is 615 East Michigan Street, Milwaukee, WI, 53202.

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

The Distributor’s principal business address is Three Canal Plaza, Suite 100, Portland, Maine 04101.  The Distributor is a broker-dealer registered with the U.S. Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority (“FINRA”).

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

Under the Trust Agreement, the duty and authority to manage the business affairs of the Trust, and of all of the funds that are a series of the Trust, including control of the Fund and the Underlying Funds, is vested solely with the Sponsor, which the Sponsor may delegate as provided for in the Trust Agreement.  The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. As the Trustee has no authority over the operation of the Trust, the Trustee itself is not registered in any capacity with the CFTC.

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

ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  There have been no material civil, administrative, or criminal proceedings pending, on appeal, or concluded against E D & F Man Capital Markets Inc. or its principals in the past five (5) years.

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

A combined minimum annual fee of $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund.

Foreside Fund Services, LLC, Distributor

The Distributor receives a fee of 0.01% of each Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Funds, along with certain expense reimbursements currently estimated at $3,000 per year related to these services.

Under the Securities Activities and Service Agreement (the “SASA”), the Distributor receives compensation from the fund for its activities on behalf of all the Funds.  The fees paid to the Distributor pursuant to the SASA for the offerings of the Funds are not expected to exceed a combined $40,000 per year. In addition, the Distributor receives certain expense reimbursements relating to the registration, continuing education and other administrative expenses of the Registered Representatives in relation to the Funds.  These expense reimbursements are estimated not to exceed $25,000 per year.

ED&F Man Capital Markets, Inc.	$4.50 per half-turn Futures Contract purchase or sale for corn, soybeans, wheat and sugar.
Wilmington Trust Company, Trustee	$3,300 annually for the Trust

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis.  NAV is calculated by taking the current market value of the Fund’s total assets and subtracting any liabilities.

For each of the contractual agreements discussed above, the expense recognized in 2016 by the Trust and each Fund is detailed in the notes to the financial statements included in Part II of this filing.

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

Minimum Number of Shares

There are a minimum number of baskets and associated shares specified for each Fund in the Fund’s respective prospectus as amended from time to time. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. As of December 31, 2016 these minimum levels are as follows:

CORN: 50,000 shares representing 2 baskets (3,900,004 shares outstanding as of December 31, 2016; 3,675,004 shares outstanding as of March 13, 2017)

SOYB: 50,000 shares representing 2 baskets (675,004 shares outstanding as of December 31, 2016; 650,004 shares outstanding as of March 13, 2017)

CANE: 50,000 shares representing 2 baskets (425,004 shares outstanding as of December 31, 2016; 475,004 shares outstanding as of March 13, 2017)

WEAT: 50,000 shares representing 2 baskets (9,050,004 shares outstanding as of December 31, 2016; 9,400,004 shares outstanding as of March 13, 2017)

TAGS: 50,000 shares representing 2 baskets (minimum level of shares outstanding as of December 31, 2016 and as of March 13, 2017)

If a Fund has not more than the minimum number of shares outstanding, this means that there can be no redemptions of shares until there is a creation of shares or unless the Sponsor has reason to believe that the placer of the redemption order does in fact possess all the outstanding Shares in the Fund and can deliver them. When there can be no redemption of shares, the price of the Fund, as represented by the bid and the ask, compared to the NAV may diverge more than would be the case if redemptions could occur.

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

Rejection of Purchase Orders

The Sponsor acting by itself or through the Distributor or transfer agent may reject a purchase order or a Creation Basket Deposit if:

●              it determines that, due to position limits or otherwise, investment alternatives that will enable the Fund to meet its investment objective are not available or practicable at that time;

●             it determines that the purchase order or the Creation Basket Deposit is not in proper form;

●             it believes that acceptance of the purchase order or the Creation Basket Deposit would have adverse tax consequences to the Fund or its Shareholders;

●             the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful;

●             circumstances outside the control of the Sponsor, Distributor or transfer agent make it, for all practical purposes, not feasible to process creations of baskets;

●             there is a possibility that any or all of the Benchmark Component Futures Contracts of the Fund on the CBOT from which the NAV of the Fund is calculated will be priced at a daily price limit restriction; or

●             if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of the Fund or its Shareholders.

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

Creation and Redemption Transaction Fees

To compensate the Sponsor for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to the Sponsor. The fees for all Funds as of December 31, 2016 are a flat $250 per creation or redemption order.

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

Authority of the Sponsor

The Sponsor is generally authorized to perform all acts deemed necessary to carry out the purposes of the Trust and to conduct the business of the Trust.  The Trust and the Funds will continue to exist until terminated in accordance with the Trust Agreement.  The Sponsor’s authority includes, without limitation, the right to take the following actions:

●       To enter into, execute, deliver and maintain contracts, agreements and any other documents as may be in furtherance of the Trust’s purpose or necessary or appropriate for the offer and sale of the Shares and the conduct of Trust activities;

●       To establish, maintain, deposit into, sign checks and otherwise draw upon accounts on behalf of the Trust with appropriate banking and savings institutions, and execute and accept any instrument or agreement incidental to the Trust’s business and in furtherance of its purposes;

●       To supervise the preparation and filing of any registration statement (and supplements and amendments thereto) for the Fund;

●       To adopt, implement or amend, from time to time, such disclosure and financial reporting, information gathering and control policies and procedures as are necessary or desirable to ensure compliance with applicable disclosure and financial reporting obligations under any applicable securities laws;

●       To make any necessary determination or decision in connection with the preparation of the Trust’s financial statements and amendments thereto;

●       To prepare, file and distribute, if applicable, any periodic reports or updates that may be required under the 1934 Act, the Commodity Exchange Act (the “CEA”) or rules and regulations promulgated thereunder;

●       To pay or authorize the payment of distributions to the Shareholders and expenses of the Fund;

●       To make any elections on behalf of the Trust under the Code, or any other applicable U.S. federal or state tax law as the Sponsor shall determine to be in the best interests of the Trust; and

●       In its sole discretion, to determine to admit an affiliate or affiliates of the Sponsor as additional Sponsors.

The Sponsor’s Obligations

In addition to the duties imposed by the Delaware Trust Statute, under the Trust Agreement the Sponsor has the following obligations as a sponsor of the Trust:

●             Devote to the business and affairs of the Trust such of its time as it determines in its discretion (exercised in good faith) to be necessary for the benefit of the Trust and the Shareholders of the Fund;

●             Execute, file, record and/or publish all certificates, statements and other documents and do any and all other things as may be appropriate for the formation, qualification and operation of the Trust and for the conduct of its business in all appropriate jurisdictions;

●             Appoint and remove independent public accountants to audit the accounts of the Trust and employ attorneys to represent the Trust;

●             Use its best efforts to maintain the status of the Trust as a statutory trust for state law purposes and as a partnership for U.S. federal income tax purposes;

●             Invest, reinvest, hold uninvested, sell, exchange, write options on, lease, lend and, subject to certain limitations set forth in the Trust Agreement, pledge, mortgage, and hypothecate the estate of the Fund in accordance with the purposes of the Trust and any registration statement filed on behalf of the Fund;

●             Have fiduciary responsibility for the safekeeping and use of the Trust’s assets, whether or not in the Sponsor’s immediate possession or control;

●             Enter into and perform agreements with each Authorized Purchaser, receive from Authorized Purchasers and process properly submitted purchase orders, receive Creation Basket Deposits, deliver or cause the delivery of Creation Baskets to the Depository for the account of the Authorized Purchaser submitting a purchase order;

●             Receive from Authorized Purchasers and process, or cause the Distributor or other Fund service provider to process, properly submitted redemption orders, receive from the redeeming Authorized Purchasers through the Depository, and thereupon cancel or cause to be cancelled, Shares corresponding to the Redemption Baskets to be redeemed;

●             Interact with the Depository; and

●             Delegate duties to one or more administrators, as the Sponsor determines

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

Voting Rights

Shareholders have very limited voting rights.  Specifically, the Trust Agreement provides that shareholders of the Funds holding shares representing at least a majority (over 50%) of the outstanding shares of the Funds voting together as a single class (excluding shares acquired by the Sponsor in connection with its initial capital contribution to any Trust series) may vote to (i) continue the Trust by electing a successor Sponsor as described above, and (ii) approve amendments to the Trust Agreement that impair the right to surrender Redemption Baskets for redemption.  (Trustee consent to any amendment to the Trust Agreement is required if the Trustee reasonably believes that such amendment adversely affects any of its rights, duties or liabilities.)  In addition, shareholders of the Funds holding shares representing seventy-five percent (75%) of the outstanding shares of the Funds, voting together as a single class (excluding shares acquired by the Sponsor in connection with its initial capital contribution to any Trust series) may vote to dissolve the Trust upon not less than ninety (90) days’ notice to the Sponsor.  Shareholders have no voting rights with respect to the Trust or a Fund except as expressly provided in the Trust Agreement.  For TAGS, fund Shareholders have no voting rights with respect to shares of the Underlying Funds held by that Fund.

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

The Sponsor’s principals, officers and employees, do not devote their time exclusively to the Funds.  Under the organizational documents of the Sponsor, Mr. Sal Gilbertie and Mr. Dale Riker, in their respective capacities as President and Chief Investment Officer of the Sponsor and Chief Executive Officer and Secretary of the Sponsor, are obligated to use commercially reasonable efforts to manage the Sponsor, devote such amount of time to the Sponsor as would be consistent with their roles in similarly placed commodity pool operators, and remain active in managing the Sponsor until they are no longer managing members of the Sponsor or the Sponsor dissolves.  In addition, the Sponsor expects that operating the Teucrium Funds will generally constitute the principal and full-time business activity of its principals, officers and employees.  Notwithstanding these obligations and expectations, the Sponsor’s principals may be directors, officers or employees of other entities, and may manage assets of other entities, including the other Teucrium Funds, through the Sponsor or otherwise.  In particular, the principals could have a conflict between their responsibilities to the Fund on the one hand and to those other entities on the other.  The Sponsor believes that it currently has sufficient personnel, time, and working capital to discharge its responsibilities to the Fund in a fair manner and that these persons’ conflicts should not impair their ability to provide services to the Fund.  However, it is not possible to quantify the proportion of their time that the Sponsor’s personnel will devote to the Fund and its management.

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

The CFTC possesses exclusive jurisdiction to regulate the activities of commodity pool operators and commodity trading advisors with respect to “commodity interests,” such as futures and swaps and options, and has adopted regulations with respect to the activities of those persons and/or entities.  Under the Commodity Exchange Act (“CEA”), a registered commodity pool operator, such as the Sponsor, is required to make annual filings with the CFTC and the NFA describing its organization, capital structure, management and controlling persons.  In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered commodity pool operators.  Pursuant to this authority, the CFTC requires commodity pool operators to keep accurate, current and orderly records for each pool that they operate.  The CFTC may suspend the registration of a commodity pool operator (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances.  Suspension, restriction or termination of the Sponsor’s registration as a commodity pool operator would prevent it, until that registration were to be reinstated, from managing the Funds, and might result in the termination of a Fund if a successor sponsor is not elected pursuant to the Trust Agreement.  Neither the Trust nor the Funds are required to be registered with the CFTC in any capacity.

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

Management believes that as of December 31, 2016, it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

The Dodd-Frank Act was intended to reduce systemic risks that may have contributed to the 2008/2009 financial crisis. Since the first draft of what became the Dodd-Frank Act, opponents have criticized the broad scope of the legislation and, in particular, the regulations implemented by federal agencies as a result. Since 2010, and most notably in 2015 and 2016, Republicans have proposed comprehensive legislation both in the House and the Senate of the US Congress. These bills are intended to pare back some of the provisions of the Dodd-Frank Act of 2010 that critics view as overly broad, unnecessary to the stability of the U.S. financial system, and inhibiting the growth of the U.S. economy. Further, during the campaign and after taking office, President Donald J. Trump has promised and issued several executive orders intended to relieve the financial burden created by the Dodd-Frank Act, although these executive orders only set forth several general principles to be followed by the federal agencies and do not mandate the wholesale repeal of the Dodd-Frank Act. The scope of the effect that passage of new financial reform legislation could have on U.S. securities, derivatives and commodities markets is not clear at this time because each federal regulatory agency would have to promulgate new regulations to implement such legislation. Nevertheless, regulatory reform may have a significant impact on U.S.-regulated entities.

Position Limits, Aggregation Limits, Price Fluctuation Limits

On December 16, 2016, the CFTC issued a final rule to amend part 150 of the CFTC’s regulations with respect to the policy for aggregation under the CFTC’s position limits regime for futures and option contracts on nine agricultural commodities (“the Aggregation Requirements”). This final rule addressed the circumstances under which market participants would be required to aggregate all their positions, for purposes of the position limits, of all positions in Reference Contracts of the 9 agricultural commodities held by a single entity and its affiliates, regardless of whether such positions exist on US futures exchanges, non-US futures exchanges, or in over-the-counter swaps.  An affiliate of a market participant is defined as two or more persons acting pursuant to an express or implied agreement or understanding.  The Aggregation Requirements will become effective on February 14, 2017. The Sponsor does not anticipate that this order will have an impact on the ability of a Fund to meet its respective investment objectives.

In addition, on December 30, 2016, the CFTC reproposed regulations that would establish revised specific limits on speculative positions in futures contracts, option contracts and swaps on 25 agricultural, energy and metals commodities (the “Proposed Position Limit Rules”).

The Proposed Position Limit Rules were a reproposal and the CFTC has requested comments from the public. It remains to be seen whether the Proposed Position Limit Rules will become effective as the CFTC has proposed, as comments could result in modifications to the proposed limits or implementation could be delayed for other reasons. In general, the Proposed Position Limit Rules do not appear to have a substantial or adverse effect on the Funds. However, if the total net assets of a Fund were to increase significantly from current levels, the Position Limit Rules as proposed could negatively impact the ability of a Fund to meet its respective investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Fund. However, it is not expected that any Fund will reach asset levels that would cause these position limits to be reached in the near future.

In addition, the Proposed Position Limit Rules state that the CFTC will review, and may amend, the Position Limit Rules at a minimum every two years and more often as deemed necessary. Such future amendments may affect a Fund or Funds, and it may, at that time, be substantial and adverse.  By way of example, future amendments, in combination with the Position Limit Rules, may negatively impact the ability of the Fund to meet its respective investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Fund, if the total net assets of a Fund grow significantly from current levels.

The futures exchanges, e.g. the CME, may under the Proposed Position Limit Rules impose position limits which are lower than those imposed by the CFTC. Such a limit by an exchange on which a Fund trades futures contracts may negatively and adversely impact the ability of the Fund to meet its respective investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Fund. No such lower limits by an exchange are currently in place.

The aggregate position limits currently in place under the current position limits and the Aggregation Requirements are as follows for each of the commodities traded by the Funds:

Commodity Future	Spot Month Position Limit	All Month Aggregate Position Limit
corn	600 contracts	33,000 contracts
soybeans	600 contracts	15,000 contracts
sugar	5,000 contracts	Accountability – see discussion below
wheat	600 contracts	12,000 contracts

The aggregate speculative position limits currently as proposed in the Proposed Position Limit Rules are as follows for each of the commodities traded by the Funds:

Commodity Future	Spot Month Position Limit	All Month Aggregate Position Limit
corn	600 contracts	62,400 contracts
soybeans	600 contracts	31,900 contracts
sugar	23,300 contracts	38,400 contracts
wheat	600 contracts	32,800 contracts

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

As of May 1, 2014, the CME replaced the fixed price fluctuation limits with variable price limits for corn. The change, which is now effective and is described in the CME Group Special Executive Report S-7038 and can be accessed at http://www.cmegroup.com/tools-information/lookups/advisories/ser/SER-7038.html.

Margin for OTC Uncleared Swaps

During 2015 and 2016, the CFTC and the US bank prudential regulators completed their rulemakings under the Dodd-Frank Act on margin for uncleared over-the-counter swaps (and option agreements that qualify as swaps). Margin requirements went into effect for the largest swap entities in September 2016, and will go into effect for small financial entities in March 2017. Under these regulations, swap dealers (such as sell-side counterparties to swaps), major swap participants, and financial end users (such as buy-side counterparties to swaps who are not physical traders) are required in most instances, to post and collect initial and variation margin, depending on the regulatory classification of their counterparty. European and Asian regulators are also implementing similar regulations, which were scheduled to become effective on the same dates as the US-promulgated rules. As a result of these requirements, additional capital will be required to be committed to the margin accounts to support transactions involving uncleared over-the-counter swaps and, consequently, these transactions may become more expensive. While the Funds currently do not generally engage in uncleared over the counter swaps, to the extent they do so in the future, the additional margin required to be posted could adversely impact the profitability (if any) to the Funds from entering into these transactions.

Books and Records

The Trust keeps its books of record and account at its office located at 232 Hidden Lake Road, Building A, Brattleboro, Vermont 05301, or at the offices of USBFS, the Administrator, located at 615 East Michigan Street, Milwaukee, Wisconsin 53202, or such office, including of an administrative agent, as it may subsequently designate upon notice.  The books of account of the Fund are open to inspection by any Shareholder (or any duly constituted designee of a Shareholder) at all times during the usual business hours of the Fund upon reasonable advance notice to the extent such access is required under CFTC rules and regulations.  In addition, the Trust keeps a copy of the Trust Agreement on file in its office which will be available for inspection by any Shareholder at all times during its usual business hours upon reasonable advance notice.

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

Additional information regarding many of the risk areas outlined below can be found in the section of this Form on 10-K entitled: Part I, Item 1. Business, which precedes this section. A discussion of the global information for each specific underlying commodity can be found in Part I, in the section titled “Market Outlook.”

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

A Fund must pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Each Fund, excluding TAGS, is also contractually obligated to pay a management fee to the Sponsor. Such fees may be waived by the Sponsor at its discretion. Accordingly, each Fund must have sufficient total net assets to be able realize in actuality the total expense ratio filed in regulatory filings.

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

The Sponsor does not employ trading advisors for the Funds; however, it reserves the right to employ them in the future. The only advisor to the Funds is the Sponsor. A lack of independent trading advisors may be disadvantageous to the Funds because they will not receive the benefit of their independent expertise.

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

While it is expected that the trading prices of the Shares will fluctuate in accordance with the changes in a Fund’s NAV, the prices of Shares may also be influenced by various market factors, including but not limited to, the number of shares of the Fund outstanding and the liquidity of the underlying Commodity Interests.  There is no guarantee that the Shares will not trade at appreciable discounts from, and/or premiums to, the Fund’s NAV.  This could cause the changes in the price of the Shares to substantially vary from the changes in the spot price of the underlying commodity, even if a Fund’s NAV was closely tracking movements in the spot price of that commodity.  If this occurs, you may incur a partial or complete loss of your investment.

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

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Subsequent to the enactment of the Dodd-Frank Act in 2010, swap agreements became fully regulated by the CFTC under the amended Commodity Exchange Act and the CFTC’s regulations thereunder. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States and that use trading in futures and options as an investment strategy and not for hedging or price discovery purposes, therefore altering traditional participation in futures and swaps markets. As the Dodd-Frank Act continues to be implemented by the CFTC and the SEC, there is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of a Fund to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict but could be substantial and adverse.

Further, President Donald J. Trump has promised and issued several executive orders intended to relieve the financial burden created by the Dodd-Frank Act, although these executive orders only set forth several general principles to be followed by the federal agencies and do not mandate the wholesale repeal of the Dodd-Frank Act. The scope of the effect that passage of new financial reform legislation could have on U.S. securities, derivatives and commodities markets is not clear at this time because each federal regulatory agency would have to promulgate new regulations to implement such legislation. These regulatory changes may affect the continued operation of the Funds. For additional information regarding recent regulatory developments that may impact the Funds or the Trust, refer to the section entitled “Regulatory Considerations” section of this document.

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

There is Credit Risk Associated with the Operation of the Funds, Service Providers and Counter-Parties Which May Cause an Investment Loss

For all of the Funds except for TAGS, the majority of each Fund’s assets are held in short-term Treasury Securities, cash and/or cash equivalents with the Custodian or with one or more alternate financial institutions unrelated to the Custodian (each, a “Financial Institution”). Any cash or cash equivalents invested by a Fund will be placed by the Sponsor in a Financial Institution rated in the highest short-term rating category by a nationally recognized statistical rating organization or will be deemed by the Sponsor to be of comparable quality.

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

There are Risks Associated with Trading in International Markets

A significant portion of the Futures Contracts entered into by the Funds is traded on United States exchanges.  However, a portion of the Funds’ trades may take place on markets or exchanges outside the United States.  Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts.  None of the CFTC, NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws.  Similarly, the rights of market participants, such as the Funds, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.  As a result, in these markets, the Funds have less legal and regulatory protection than it does when they trade domestically. Currently the Funds do not place trades on any markets or exchanges outside of the United States and do not anticipate doing so in the foreseeable future. In some of these non-U.S. markets, the performance on a futures contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes the Funds to credit risk.  Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability.  An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

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

The CFTC’s implementation of its regulations under the Dodd-Frank Act may further affect the ability of the Funds to enter into foreign exchange contracts and to hedge its exposure to foreign exchange loss.

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

Although the timing and nature of legislative changes is uncertain, based on recent comments made by the current Administration and Congress, the possibility exists that there will be significant tax reform legislation considered by the current Congress in the next several years. Among other things, measures have been proposed that would impact the general tax rates for corporations and individuals, tax rates on investment income, and base broadening including changes to the interest deduction. Overseas property investment may also be impacted by international tax reform. The taxation of investments in pass-through entities may also be altered as a result of tax reform. Congress may enact all or none of these or adopt additional measures not mentioned. Please consult a tax advisor with respect to legislative developments and their effect on an investment in any Shares of the Funds.

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

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregate investments at any one time in U.S. exchange traded Corn Futures Contracts, non-U.S. exchange Corn Futures Contracts, and over-the-counter corn swaps are 600 spot month contracts, 33,000 contracts expiring in any other non-spot single month, or 33,000 cumulative total for all non-spot months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

Risks Specific to the Teucrium Soybean Fund

Investors may choose to use the Fund as a means of investing indirectly in soybeans, and there are risks involved in such investments.  The risks and hazards that are inherent in soybean production may cause the price of soybeans to fluctuate widely.  Global price movements for soybeans are influenced by, among other things: weather conditions, crop failure, production decisions, governmental policies, changing demand, the soybean harvest cycle, and various economic and monetary events.  Soybean production is also subject to domestic and foreign regulations that materially affect operations.

As discussed in more detail below, price movements for soybeans are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply.  More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants.  Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

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

The CFTC and U.S. designated contract markets have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control.  For example, the current position limit for aggregate investments at any one time in U.S. exchange traded Soybean Futures Contracts, non-U.S. exchange Soybean Futures Contracts, and over-the-counter soybean swaps are 600 spot month contracts, 15,000 contracts expiring in any other single non-spot month, or 15,000 cumulative total for all non-spot months.  These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

As discussed in more detail below price movements for sugar are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply.  More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants.  Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

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

Seasonal fluctuations in the price of sugar may cause risk to an investor because of the possibility that Share prices will be depressed because of the sugar harvest cycle.  In the futures market, contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring.  While the sugar harvest seasons varies from country to country, prices of Sugar Futures Contracts tend to be lowest in the late spring and early summer and again in early autumn of the Northern Hemisphere, reflecting the varied harvest seasons in Brazil, India, and Thailand the world’s leading producers and exporters of sugarcane.  Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Sugar Futures Contracts expiring in the Northern Hemisphere’s late spring, early summer, or early autumn.

U.S. designated contract markets such as the ICE Futures and the NYMEX have established position limits and accountability levels on the maximum net long or net short Sugar Futures Contracts that any person or group of persons under common trading control may hold, own or control.  The CFTC has not currently set position limits for Sugar Futures Contracts, and the ICE Futures and the NYMEX have established position limits only on spot month Sugar No. 11 Futures Contracts. For example, the ICE Futures’ position limit for Sugar No. 11 Futures Contracts is 5,000 spot month contracts, whereas the NYMEX Sugar No. 11 Futures limit is 1,000 spot month contracts, generally applicable only during the last month before expiration. All Sugar Futures Contracts held under the control of the Sponsor, including those held by any future series of the Trust, will be aggregated in determining the application of these position limits. However, because spot month contracts are not Benchmark Component Futures Contracts and the Fund’s roll strategy calls for the sale of all spot month Sugar No.11 Futures Contracts prior to the time the position limits would become applicable, it is unlikely that position limits on Sugar Futures Contracts will come into play.

In contrast to position limits, accountability levels are not fixed ceilings, but rather thresholds above which an exchange may exercise greater scrutiny and control over an investor, including by imposing position limits on the investor.  For example, the current ICE Futures-established accountability level for investments in Sugar No. 11 Futures Contracts for any one month is 10,000, and the accountability level for all combined months is 15,000.  (The current accountability level for Sugar No. 11 Futures Contracts traded on the NYMEX is 9,000 for any one month, and 9,000 for all combined months. Even though accountability levels are not fixed ceilings, the Fund does not intend to invest in Sugar Futures Contracts in excess of any applicable accountability levels.

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

As discussed in more detail below, price movements for wheat are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply.  More generally, commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants.  Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

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

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control.  For example, the current position limit for aggregate investments at any one time in U.S. exchange traded Wheat Futures Contracts, non-U.S. exchange linked Wheat Futures Contracts, and over-the-counter wheat swaps are 600 spot month contracts, 12,000 contracts expiring in any other single month, or cumulative 12,000 total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

Price Range of Shares

The following tables set forth the range of reported high and low closing prices of the shares for each Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2016 and 2015.

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Corn Fund (symbol “CORN”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2016:	High	Low
Quarter Ended
March 31, 2016	$21.78	$20.12
June 30, 2016	$23.60	$20.21
September 30, 2016	$20.31	$17.71
December 31, 2016	$19.71	$18.45

Fiscal Year Ended December 31, 2015:	High	Low
Quarter Ended
March 31, 2015	$27.12	$24.46
June 30, 2015	$25.85	$22.41
September 30, 2015	$26.99	$22.15
December 31, 2015	$23.99	$21.22

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Soybean Fund (symbol “SOYB”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2016:	High	Low
Quarter Ended
March 31, 2016	$18.13	$17.06
June 30, 2016	$21.62	$17.96
September 30, 2016	$21.14	$18.16
December 31, 2016	$20.12	$18.47

Fiscal Year Ended December 31, 2015:	High	Low
Quarter Ended
March 31, 2015	$21.37	$19.29
June 30, 2015	$20.49	$18.49
September 30, 2015	$20.54	$17.42
December 31, 2015	$18.41	$17.26

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Sugar Fund (symbol “CANE”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2016:	High	Low
Quarter Ended
March 31, 2016	$11.31	$8.69
June 30, 2016	$13.33	$9.84
September 30, 2016	$15.04	$12.52
December 31, 2016	$15.02	$12.23

Fiscal Year Ended December 31, 2015:	High	Low
Quarter Ended
March 31, 2015	$12.95	$9.60
June 30, 2015	$10.88	$9.05
September 30, 2015	$9.58	$7.93
December 31, 2015	$10.14	$8.83

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Wheat Fund (symbol “WEAT”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2016:	High	Low
Quarter Ended
March 31, 2016	$9.33	$8.56
June 30, 2016	$9.59	$8.25
September 30, 2016	$8.18	$7.05
December 31, 2016	$7.47	$6.71

Fiscal Year Ended December 31, 2015:	High	Low
Quarter Ended
March 31, 2015	$12.74	$10.36
June 30, 2015	$12.26	$9.92
September 30, 2015	$11.88	$9.24
December 31, 2015	$10.35	$9.09

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Agricultural Fund (symbol “TAGS”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2016:	High	Low
Quarter Ended
March 31, 2016	$27.08	$24.52
June 30, 2016	$30.00	$25.35
September 30, 2016	$28.15	$25.88
December 31, 2016	$27.50	$24.29

Fiscal Year Ended December 31, 2015:	High	Low
Quarter Ended
March 31, 2015	$33.05	$28.21
June 30, 2015	$30.88	$27.49
September 30, 2015	$30.91	$25.58
December 31, 2015	$27.50	$26.00

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
2015
2016

Teucrium Soybean Fund Annual Percentage Change in the Net Asset Value Per Share
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
2011
2012
2013
2014
2015
2016

Teucrium Sugar Fund Annual Percentage Change in the Net Asset Value Per Share
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
2011
2012
2013
2014
2015
2016

Teucrium Wheat Fund Annual Percentage Change in the Net Asset Value Per Share
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
2011
2012
2013
2014
2015
2016

Holders of the Funds

The table below sets forth the approximate number of shareholders for each Fund of the Trust as of December 31, 2016.

Fund	Approximate Number of Shareholders
CORN	6,520
SOYB	945
CANE	600
WEAT	4,770
TAGS	100

Use of Proceeds

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013 and a third (File No. 333-210010) was declared effective on April 29, 2016. From June 9, 2010 (the commencement of operations) through December 31, 2016, 14,350,000 Shares of the Fund were sold at an aggregate offering price of $456,461,713. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through December 31, 2016 in an amount equal to $739,542, resulting in net offering proceeds of $455,722,171. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.
The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through December 31, 2016, 1,975,000 Shares of the Fund were sold at an aggregate offering price of $43,624,191. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2016 in an amount equal to $66,121, resulting in net offering proceeds of $43,558,070. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.
The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through December 31, 2016, 1,100,000 Shares of the Fund were sold at an aggregate offering price of $16,249,671. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2016 in an amount equal to $29,859, resulting in net offering proceeds of $16,219,812. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-212481) which registered a total of 25,350,000 shares was declared effective on July 15, 2016. From September 19, 2011 (the commencement of the offering) through December 31, 2016, 11,500,000 Shares of the Fund were sold at an aggregate offering price of $120,366,703. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2016 in an amount equal to $140,075, resulting in net offering proceeds of $120,226,628. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. From March 28, 2012 (the commencement of the offering) through December 31, 2016, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2016 in an amount equal to $7,819, resulting in net offering proceeds of $17,698,759. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of Equity Securities

The Sponsor, the Trust or any Fund do not purchase shares directly from shareholders; however, the information below details for the current period, October 1 to December 31, 2016, by month and for the year ended December 31, 2016, the share purchases in connection with the redemption of baskets by Authorized Purchasers.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	—	$—	N/A	N/A
November 1, 2016 to November 30, 2016	550,000	$18.72	N/A	N/A
December 1, 2016 to December 31, 2016	325,000	$18.72	N/A	N/A
Total	875,000	$18.72

January 1, 2016 to December 31, 2016	1,850,000	$19.39	N/A	N/A

Issuer Purchases of SOYB Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2016 to October 31, 2016	—	$—	N/A	N/A
November 1, 2016 to November 30, 2016	—	$—	N/A	N/A
December 1, 2016 to December 31, 2016	100,000	$19.51	N/A	N/A
Total	100,000	$19.51

January 1, 2016 to December 31, 2016	200,000	$19.53	N/A	N/A

Issuer Purchases of WEAT Shares:

Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2016 to October 31, 2016	—	$—	N/A	N/A
November 1, 2016 to November 30, 2016	—	$—	N/A	N/A
December 1, 2016 to December 31, 2016	—	$—	N/A	N/A
Total	—	$—

January 1, 2016 to December 31, 2016	325,000	$8.50	N/A	N/A

Issuer Purchases of CANE Shares:

				Maximum Number (or
			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value) of Shares that
	Total Number of	Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2016 to October 31, 2016	—	$—	N/A	N/A
November 1, 2016 to November 30, 2016	50,000	$13.64	N/A	N/A
December 1, 2016 to December 31, 2016	50,000	$12.31	N/A	N/A
Total	100,000	$12.97
January 1, 2016 to December 31, 2016	375,000	$11.07	N/A	N/A

Dividends

Neither the Trust nor any Fund has made and none intends to make any cash distributions to shareholders.

Item 6. Selected Financial Data

Financial Highlights for the Teucrium Corn Fund (for the years ended December 31, 2016, 2015, 2014, 2013 and 2012).

CORN
	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Net assets	$73,213,541	$61,056,223	$108,459,507	$47,499,620	$37,686,512
Net realized and unrealized (loss) gain on futures contracts	$(6,991,162)	$(14,193,913)	$(4,449,213)	$(13,252,851)	$10,009,773
Net (Loss) Income	$(9,564,067)	$(17,183,472)	$(7,947,064)	$(16,269,132)	$6,567,726
Weighted-average shares outstanding	3,598,843	3,243,223	3,460,141	1,169,662	1,506,835
Net (loss) income per share	$(2.47)	$(5.38)	$(4.02)	$(13.70)	$2.42
Net (loss) income per weighted average share	$(2.66)	$(5.30)	$(2.30)	$(13.91)	$4.36
Cash and cash equivalents at end of year	$69,072,284	$57,110,089	$106,858,496	$42,405,220	$34,631,982

Financial Highlights for the Teucrium Soybean Fund (for the years ended December 31, 2016, 2015, 2014, 2013, and 2012).

SOYB
	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Net assets	$12,882,100	$6,502,552	$11,956,149	$4,016,972	$6,636,175
Net realized and unrealized gain (loss) on futures contracts	$1,507,050	$(1,301,212)	$(366,913)	$(10,938)	$(40,425)
Net Income (Loss)	$1,094,528	$(1,517,824)	$(582,405)	$(393,523)	$(511,303)
Weighted-average shares outstanding	623,023	386,237	251,648	257,127	250,277
Net income (loss) per share	$1.74	$(3.45)	$(2.16)	$(1.18)	$2.27
Net income (loss) per weighted average share	$1.76	$(3.93)	$(2.31)	$(1.53)	$(2.04)
Cash and cash equivalents at end of year	$12,300,383	$5,937,824	$11,505,788	$3,765,791	$6,169,205

Financial Highlights for the Teucrium Sugar Fund (for the years ended December 31, 2016, 2015, 2014, 2013, and 2012).

CANE
	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Net assets	$5,513,971	$5,508,663	$2,661,212	$2,468,403	$2,225,898
Net realized and unrealized gain (loss) on futures contracts	$1,457,243	$(411,880)	$(451,965)	$(506,016)	$(667,574)
Net Income (Loss)	$1,349,263	$(475,806)	$(502,562)	$(542,436)	$(897,618)
Weighted-average shares outstanding	507,654	373,018	195,963	161,031	116,534
Net income (loss) per share	$2.95	$(1.81)	$(2.27)	$(3.71)	$(5.25)
Net income (loss) per weighted average share	$2.66	$(1.28)	$(2.56)	$(3.37)	$(7.70)
Cash and cash equivalents at end of year	$5,016,531	$4,932,791	$2,489,338	$2,366,377	$2,088,533

Financial Highlights for the Teucrium Wheat Fund (for the years ended December 31, 2016, 2015, 2014, 2013, and 2012).

WEAT
	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Net assets	62,344,759	$26,529,260	$22,263,457	$7,048,087	$3,791,209
Net realized and unrealized loss on futures contracts	(11,628,525)	$(7,200,826)	$(1,070,987)	$(2,061,837)	$(97,050)
Net Loss	(13,111,481)	$(8,137,705)	$(1,748,035)	$(2,447,578)	$(440,262)
Weighted-average shares outstanding	5,340,851	2,470,483	1,408,223	379,525	148,979
Net loss per share	(2.26)	$(3.57)	$(2.12)	$(6.41)	$(1.11)
Net loss per weighted average share	(2.45)	$(3.29)	$(1.24)	$(6.45)	$(2.96)
Cash and cash equivalents at end of year	58,931,911	$24,579,091	$21,568,368	$6,451,639	$3,356,906

Financial Highlights for the Teucrium Agricultural Fund (for the year ended December 31, 2016, 2015, 2014, 2013 and from the commencement of operations (March 28, 2012) through December 31, 2012).

TAGS	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	From the commencement of operations (March 28, 2012) though December 31, 2012
Net assets	$1,316,370	$1,329,390	$1,652,749	$1,896,442	$2,436,721
Net realized and unrealized loss on securities	$(6,231)	$(316,182)	$(234,501)	$(529,472)	$(880,180)
Net Loss	$(13,020)	$(323,359)	$(243,693)	$(540,279)	$(902,864)
Weighted-average shares outstanding	50,002	50,002	50,002	50,002	103,765
Net loss per share	$(0.26)	$(6.46)	$(4.88)	$(10.81)	$(1.27)
Net loss per weighted average share	$(0.26)	$(6.47)	$(4.87)	$(10.81)	$(8.70)
Cash equivalents at end of year	$2,360	$1,815	$1,647	$2,880	$6,419

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

Trust Overview

The business and operations of the Trust and each Fund are described above under Part I, Item I entitled “Business.”

Critical Accounting Policies

The Trust’s critical accounting policies for all the Funds are as follows:

1.	Preparation of the financial statements and related disclosures in conformity with U.S. generally-accepted accounting principles (“GAAP”) requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the combined financial statements and accompanying notes. The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

2.	The Sponsor has determined that the valuation of Commodity Interests that are not traded on a U.S. or internationally recognized futures exchange (such as swaps and other over-the-counter contracts) involves a critical accounting policy. The values which are used by the Funds for futures contracts will be provided by the commodity broker who will use market prices when available, while over-the-counter contracts will be valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date. Values will be determined on a daily basis.

3.	Commodity futures contracts held by the Funds are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits are recognized on the accrual basis. The Funds earn interest on funds held at the custodian or other financial institutions at prevailing market rates for such investments.

4.	Cash and cash equivalents are cash held at financial institutions in demand-deposit accounts or highly-liquid investments with original maturity dates of three months or less at inception. The Funds reported cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Funds have a substantial portion of its assets on deposit with banks. Assets deposited with financial institutions may, at times, exceed federally insured limits.

5.	The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Trust’s financial statements. In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Results of Operations

The discussion below addresses the material changes in the results of operations for the year ended December 31, 2016 compared to the years ended December 31, 2015 and 2014.

CORN, SOYB, CANE WEAT and TAGS operated for the entirety of all periods discussed below.  The combined results of operations for the Trust include NAGS and CRUD for all periods, up through the termination of operations on December 21, 2014. NAGS and CRUD did not operate for any part of 2016 or 2015.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). In addition, certain expenses paid by the Sponsor on behalf of the Funds for the years ended December 31, 2013 that were subject to possible recovery from the Funds in the following year, as had been previously disclosed in aggregate for the Trust in the Forms 10-K for 2013 and 2014, have also been included in expenses and waived expenses in the year incurred by the Sponsor. These expenses, if reimbursed by the Funds to the Sponsor in 2014 are then presented as a reimbursement of expenses previously waived. Consistent treatment has been applied to expenses which have been waived by the Sponsor in the 2014. For all expenses waived in 2014, 2015 and 2016, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Sponsor stated in the Forms 10-Q filed on August 10, 2015 and November 9, 2015, in addition to other documents filed with the Securities and Exchange Commission, that it did not anticipate any material change to the expenses for any Fund, net of expenses waived by the Sponsor, as a result of the servicing conversion to USBFS and U.S. Bank, N.A. For the periods after the Conversion Date presented in this filing, any change in custodian fees and expenses resulting from the change in Administrator and Custodian, net of amounts waived by the Sponsor, are not considered by Management to be material.

For the period January 1, 2016 to December 31, 2016, the Funds, in total, recorded an increase in expenses, gross and net of any expenses waived by or reimbursed to the Sponsor, over what had been recorded in 2015. For the year 2016, total expenses gross of any waived expenses, were $6,146,659, while total expenses, net were $5,308,644.  For the year 2015, these were, $5,416,644 and $4,435,961, respectively.  For 2014, these were $4,814,899 and $4,554,324, respectively. The increase in expenses for the period 2016 compared to 2015, gross of any waived expenses, was $730,015 which was driven principally by: 1) a $165,793 increase in management fees paid to the Sponsor, 2) a $342,701 increase in professional fees, and 3) a $542,726 increase in distribution and marketing fees.  These, and other smaller increase by category, were partially offset by a ($419,536) decrease in custodian fees and expenses related to the replacement of the Bank of New York Mellon on the Conversion Date as described above.  Total expenses, net of expenses waived by the Sponsor and reimbursement of expenses previously waived, increased by $872,683 for 2016 compared to 2015 due to the increase in gross expenses as discussed above and a decrease of ($142,668) in expenses waived by the Sponsor.

For the period January 1, 2016 to December 31, 2016, the Funds, in total, recorded an increase in expenses, both gross and net of any expenses waived by or reimbursed to the Sponsor, over what had been recorded in 2014.   The increase in expenses, gross of any waived expenses, was $1,331,760 which was principally driven by: 1) a $495,831 increase in professional fees, 2) a $631,097 increase in distribution and marketing fees, and 3) a $200,974 increase in custodian fees and expenses. There were also increases, period over period, in general and administrative expenses as well as other expenses. Partially offsetting these increases were decreases in business permits and licenses and brokerage commissions. Total expenses, net of expenses waived by the Sponsor and reimbursement of expenses previously waived, increased by $754,320 for 2016 compared to 2014 due to the increase in gross expenses as discussed above which was partially offset by an increase in expenses waived by the Sponsor and the fact that there were no expenses reimbursed to the Sponsor that had been previously waived as was the case in 2014.

For the year ended December 31, 2016, no reimbursement to the Sponsor will be sought in any future period for expenses that have been identified as waived by the Sponsor.

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

Teucrium Corn Fund

The Teucrium Corn Fund commenced investment operations on June 9, 2010.  The investment objective of the Corn Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2016, the Corn Fund held a total of 3,992 CBOT Corn Futures contracts with a notional value of $73,279,738. All of these contracts had a liability fair value equaling $1,460,800. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY17 contracts, the second-to-expire CBOT Corn Futures Contract, (2) 30% to JUL17 CBOT contracts, the third-to-expire CBOT Corn Futures Contract, and (3) 35% to DEC17 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract.

The benchmark for the Fund is the Teucrium Corn Index (TCORN) which is defined as: A weighted average of daily changes in the closing settlement prices of (1) the second-to-expire Corn Futures Contract traded on the CBOT, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of third-to-expire contract, weighted 35%.  To convert to an index, 100 is set to $25, the opening day price of CORN. The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TCORN for two periods. One period is December 31, 2016 compared to December 31, 2015.  The second period is from the commencement of operations to December 31, 2016. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAV per share	Change in Market Price	Change in the Benchmark (TCORN)
December 31, 2015 to December 31, 2016	-11.60%	-11.83%	-8.28%
June 10, 2010 to December 31, 2016	-27.37%	-27.46%	-2.40%

For the Year Ended December 31, 2016 Compared to the Years Ended December 31, 2015 and 2014

On December 31, 2016, the Fund had 3,900,004 shares outstanding and net assets of $73,213,541.  This is in comparison to 2,875,004 shares outstanding and net assets of $61,056,223 on December 31, 2015 and 4,075,004 shares outstanding with net assets of $108,459,507 on December 31, 2014.  Shares outstanding increased by 1,025,000 and 36% for the period of 2016 when compared to 2015.  This increase was, in the opinion of management, due to the relative low price of corn compared to the last decade which generated renewed investor interest in the commodity. In total, in 2016, the Fund issued 2,875,000 shares and purchased 1,850,000 shares as part of creation and redemption baskets. For the period 2016 compared to 2014, there was a decrease in shares outstanding of 175,000 and 4%. In total, in 2015, the Fund issued 350,000 shares and purchased 1,550,000 shares as part of creation and redemption baskets.

Total net assets for the Fund were $73,213,541 on December 31, 2016, compared to $61,056,223 on December 31, 2015 and $108,459,507 on December 31, 2014. The Net Asset Values (“NAV”) per share related to these balances were $18.77, $21.24 and $26.62 respectively. This represents a decrease in total net assets for the year ending December 31, 2016 versus 2014 of 33% which was driven by a combination of a decrease in the number of shares outstanding, combined with a change in the NAV per share which decreased by $7.85 or 30%.  When comparing December 31, 2016 with 2015, there was an increase in total net assets of 20%, driven by an increase in total shares outstanding of 36% which was partially offset by a decrease in the NAV per share of $2.47 or 12%.  The closing prices per share for 2016, 2015 and 2014, as reported by the NYSE Arca, were $18.71, $21.22 and $26.64, respectively.  The change from December 31, 2016 over prior years was a 30% decrease from 2014 and a 12% decrease from 2015.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2016 and serves to illustrate the relative changes of these components.

The total loss for the year ended December 31, 2016 was ($6,594,484) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($9,438,913), and by a net change in unrealized appreciation of commodity futures contracts of $2,447,750. Total loss was ($14,047,008) in 2015, and ($4,413,618) in 2014. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for year ended December 31, 2016, 2015, and 2014, respectively, was $396,679, $146,905 and $35,595.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in December 2015 and 2016, interest rates paid on cash balances of the Fund increased in light of the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2017, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for 2016 were $3,411,916; total expenses for 2015 were $3,232,532 and $3,330,404 in 2014. This represents a $179,384 or 6% increase for 2016 over 2015 and an $81,512 or 2% increase for 2016 over 2014.   The increase for 2016 over 2015 was driven by: 1) a $303,484 or 41% increase in professional fees related to auditing, legal and tax preparation fees; and 2) a $55,475 or 134% increase in brokerage commissions due to an increase in contracts purchased and rolled. These increases were offset partially by: 1) a ($60,625) or 8% decrease in the management fee paid to the Sponsor as a result of lower average net assets; 2) a ($38,712) or 3% decrease in distribution and marketing fees; 3) a ($3,812) or 2% decrease in custodian fees and expenses; 4) a ($9,965) or 37% decrease in business permits and licenses; 5) a ($63,558) or 31% decrease in general administrative expenses, and a ($2,903) or 6% decrease other expenses. The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds.

The increase for 2016 over 2014 was driven by: 1) a $499,588 or 91% increase in professional fees related to auditing, legal and tax preparation fees; and 2) a $54,257 or 42% increase in custodian fees and expenses. These were partially offset by decreases in all other categories including: 1) a ($267,588) or 27% decrease in the management fee paid to the Sponsor as a result of lower average net assets; 2) an ($87,141) or 7% decrease in distribution and marketing fees; 3) a ($13,697) or 45% decrease in business permits and licenses; 4) a ($32,275) or 18% decrease in general and administrative expenses; 5) a ($53,361) or 36% decrease on brokerage commissions due to lower average net assets and contracts held; and 6) an ($18,272) or 30% decrease in other expenses.  The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.74% in 2016, 4.15% in 2015, and 3.37% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2016, the Sponsor waived fees of $442,333; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year.  For 2015 the Sponsor permanently waived $96,068 of expenses.  For 2014 there were $105,270 of expenses permanently waived by the Sponsor.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2016, 2015 and 2014 were $2,969,583, $3,136,464 and $3,533,446 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 4.13% in 2016, 4.03% in 2015 and 3.57% in 2014. Net investment loss, which includes the impact of expenses and interest income, was 3.58% in 2016, 3.84% in 2015, and 3.54% in 2014.

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

Net cash used in the Fund’s operating activities during the year was ($9,759,190) in 2016, ($17,532,410) in 2015 and ($6,449,860) in 2014. In 2016, proceeds from the sale of shares were $57,591,933, representing 2,875,000 shares while payments for redemptions were $35,870,548, representing 1,850,000 shares. In 2015, proceeds from the sale of shares were $8,538,198, representing 350,000 shares while payments for redemptions were $38,758,010, representing 1,550,000 shares. In 2014, proceeds from the sale of shares were $146,789,763, representing 5,050,000 shares while payments for redemptions were $77,882,812, representing 2,525,000 shares.

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

Teucrium Soybean Fund

The Teucrium Soybean Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”).  Except as described in the following paragraph, the three Soybean Futures Contracts will be: (1) second-to-expire CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2016, the Fund held a total of 257 CBOT soybean futures contracts with a notional value of $12,866,588. Of these, 181 had an asset fair value of $357,500, while 76 contracts had a liability fair value of $12,025. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAR17 CBOT contracts, (2) 30% to MAY17 CBOT contracts, and (3) 35% to NOV17 CBOT contracts.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TSOYB for two periods. One period is December 31, 2016 compared to December 31, 2015.  The second period is from the commencement of operations to December 31, 2016. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAV per share	Change in Market Price	Change in the Benchmark (TSOYB)
December 31, 2015 to December 31, 2016	10.06%	10.20%	13.92%
September 19, 2011 to December 31, 2016	-22.62%	-23.85%	1.97%

For the Year Ended December 31, 2016 Compared to the Years Ended December 31, 2015 and 2014

On December 31, 2016, the Fund had 675,004 shares outstanding and net assets of $12,882,100.  This is in comparison to 375,004 shares outstanding and net assets of $6,502,552 on December 31, 2015 and 575,004 shares outstanding with net assets of $11,956,149 on December 31, 2014.  Shares outstanding increased by 300,000 and 80% for the period of 2016 when compared to 2015.  This increase was, in the opinion of management, due to the relatively low price of the commodity relative to prices in the last decade and continued global demand, particularly from China.  In total, in 2016, the Fund issued 500,000 shares and purchased 200,000 shares as part of creation and redemption baskets. For the period 2016 compared to 2014, there was a increase in shares outstanding of 100,000 and 17%.  In total, in 2015, the Fund issued 125,000 shares and purchased 325,000 shares as part of creation and redemption baskets.

Total net assets for the Fund were $12,882,100 on December 31, 2016, compared to $6,502,552 on December 31, 2015 and $11,956,149 on December 31, 2014. The Net Asset Values (“NAV”) per share related to these balances were $19.08, $17.34 and $20.79 respectively. This represents an increase in total net assets for the year ending December 31, 2016 versus 2014 of 8% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by $1.71 or 8%.  When comparing December 31, 2016 with 2015, there was an increase in total net assets of 98%, driven by an increase in total shares outstanding of 80% and an increase in the NAV per share of $1.74 or 10%.  The closing prices per share for 2016, 2015 and 2014, as reported by the NYSE Arca, were $19.10, $17.33 and $20.76, respectively.  The change from December 31, 2016 over prior years was an 8% decrease from 2014 and a 10% increase from 2015.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2016 and serves to illustrate the relative changes of these components.

Total income for the year ended December 31, 2016 was $1,572,207 resulting from the net change in realized gain on commodity futures contracts totaling $939,088 and a change in unrealized appreciation on commodity futures contracts of $567,962. Total loss was ($1,288,083) in 2015 and ($364,975) in 2014. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for the year ended December 31, 2016, 2015, and 2014, respectively, was $65,157, $13,129 and $1,938.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015 and 2016, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2017, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for 2016 were $546,593; total expenses for 2015 were $534,350 and $257,908 in 2014. This represents a $12,243 or 2% increase for 2016 over 2015 and a $288,685 or 112% increase for 2016 over 2014.   The increase for 2016 over 2015 was driven by: 1) a $45,077 or 61% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $100,906 or 86% increase in distribution and marketing fees; 3) a $1,680 or 10% increase in business permits and license fees; 4) a $10,606 or 49% increase in general and administrative expenses; and 5) a $5,646 or 126% increase in other expenses. These were partially offset by decreases of: 1) ($34,899) or 24% in professional fees related to auditing, legal and tax preparation fees; 2) ($112,237) or 76% in custodian fees and expenses; and 3) ($4,536) or 75% in brokerage commissions. The increases year over year were generally due to higher average net assets relative to other funds while the decreases in operating expenses were due to expense controls under taken by the Sponsor.

The increase for 2016 over 2014 was driven by increases in all expense categories period over period except for business permits and license fees and brokerage commissions. Increases were: 1) a $62,475 or 122% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $20,610 or 22% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $156,828 or 256% increase in distribution and marketing fees; 4) a $28,704 or 494% increase in custodian fees and expenses; 5) a $21,337 or 195% increase in in general and administrative expenses; and 5) a $3,432 or 51% increase in other expenses. These were partially offset by: 1) a ($3,832) or 17% decrease in business permits and license fees; and 2) an ($869) or 37% decrease in brokerage commissions. The increases year over year were generally due to higher average net assets relative to other funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.61% in 2016, 7.31% in 2015, and 4.59% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2016, the Sponsor waived fees of $68,914; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year.  For 2015 the Sponsor permanently waived $304,609 of expenses.  For 2014 there were $65,617 of expenses permanently waived by the Sponsor.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2016, 2015 and 2014 were $477,679, $229,741 and $217,430 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 4.03% in 2016, 3.14% in 2015 and 3.87% in 2014. Net investment loss, which includes the impact of expenses and interest income, was 3.48% in 2016, 2.96% in 2015, and 3.83% in 2014.

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

Net cash provided by the Fund’s operating activities during the 2016 was $1,077,539. Net cash used in operating activities by the Fund was ($1,632,191) in 2015 and ($781,585) in 2014. In 2016, proceeds from the sale of shares were $9,190,140 representing 500,000 shares while payments for the redemption of shares were $3,905,120 representing 200,000 shares. In 2015, proceeds from the sale of shares were $2,478,439 representing 125,000 shares while payments for the redemption of shares were $6,414,212 representing 325,000 shares. In 2014, proceeds from the sale of shares were $10,769,361 while payments for the redemption of shares were $2,247,779.

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

Teucrium Sugar Fund

The Teucrium Sugar Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”), specifically: (1) the second-to-expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third-to-expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2016, the Fund held a total of 261 ICE sugar futures contracts with a notional value of $5,521,981. Of these, 93 had an asset fair value of $185,147, while 168 contracts had a liability fair value of $331,542. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY17 ICE No 11 contracts, (2) 30% to the JUL17 ICE No 11 contracts, and (3) 35% to the MAR18 ICE No 11 contracts.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TCANE for two periods. One period is December 31, 2016 compared to December 31, 2015.  The second period is from the commencement of operations to December 31, 2016. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAV per share	Change in Market Price	Change in the Benchmark (TCANE)
December 31, 2015 to December 31, 2016	29.54%	29.21%	31.87%
September 19, 2011 to December 31, 2016	-48.70%	-49.16%	-38.55%

For the Year Ended December 31, 2016 Compared to the Years Ended December 31, 2015 and 2014

On December 31, 2016, the Fund had 425,004 shares outstanding and net assets of $5,513,971.  This is in comparison to 550,004 shares outstanding and net assets of $5,508,663 on December 31, 2015 and 225,004 shares outstanding with net assets of $2,661,212 on December 31, 2014.  Shares outstanding decreased by (125,000) and 23% for the period of 2016 when compared to 2015.  This decrease was, in the opinion of management, due to the relative strength in sugar prices, compared to recent years, which led to profit-taking by some investors.  In total, in 2016, the Fund issued 250,000 shares and purchased 375,000 shares as part of creation and redemption baskets. For the period 2016 compared to 2014, there was an increase in shares outstanding of 200,000 and 89%.  In total, in 2015, the Fund issued 375,000 shares and purchased 50,000 shares as part of creation and redemption baskets.

Total net assets for the Fund were $5,513,971 on December 31, 2016, compared to $5,508,663 on December 31, 2015 and $2,661,212 on December 31, 2014. The Net Asset Values (“NAV”) per share related to these balances were $12.97, $10.02 and $11.83 respectively. This represents an increase in total net assets for the year ending December 31, 2016 versus 2014 of 107% which was driven by a combination of an increase in the number of shares outstanding and by a change in the NAV per share which increased by $1.14 or 10%.  When comparing December 31, 2016 with 2015, there was an increase in total net assets of 0.01%, driven by a decrease in total shares outstanding of 23% which was offset by an increase in the NAV per share of $2.95 or 29%.  The closing prices per share for 2016, 2015 and 2014, as reported by the NYSE Arca, were $13.00, $10.06 and $11.88, respectively.  The change from December 31, 2016 over prior years was a 9% increase from 2014 and a 29% increase from 2015.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2016 and serves to illustrate the relative changes of these components.

Total income for the year ended December 31, 2016 was $1,489,291 resulting primarily from the realized gain on commodity futures contracts totaling $1,967,694 and a loss generated by the net change in unrealized depreciation on commodity futures contracts of ($510,451). Total loss was ($404,210) in 2015 and ($451,152) in 2014. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for year ended December 31, 2016, 2015, and 2014, respectively, was $32,048, $7,670 and $813.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015 and 2016, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2017, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for 2016 were $288,309; total expenses for 2015 were $327,823 and $171,106 in 2014. This represents a ($39,514) or 12% decrease for 2016 over 2015 and a $117,203 or 68% increase for 2016 over 2014.   The decrease for 2016 over 2015 was driven by decreases of: 1) ($18,709) or 28% in professional fees related to auditing, legal and tax preparation fees; and 2) ($121,170) or 877% in custodian fees and expenses. These were partially offset by: 1) a $20,791 or 59% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $59,775 or 107% increase in distribution and marketing fees; 3) a $2,798 or 18% increase in business permits and license fees; 4) a $8,810 or 101% increase in general and administrative expenses; 5) a $4,681 increase in brokerage commissions; and 6) a $3,510 or 128% increase in other expenses. The increases year over year were generally due to higher average net assets relative to other funds.

The increase for 2016 over 2014 was driven by increases in all expense categories period over period except for professional fees. Increases were: 1) a $28,992 or 106% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $77,562 or 204% increase in distribution and marketing fees; 3) a $14,610 increase in custodian fees and expenses; 4) a $5,458 or 42% increase in business permits and license fees; 5) a $5,264 or 43% increase in in general and administrative expenses; 6) a $5,681 or 189% increase in brokerage commissions; and 7) a $3,911 or 166% increase in other expenses. These were partially offset by a ($24,275) or 34% decrease in professional fees related to auditing, legal and tax preparation fees. The increases year over year were generally due to higher average net assets relative to other funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.72% in 2016, 9.16% in 2015, and 6.26% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2016, the Sponsor waived fees of $148,281; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year.  For 2015 and 2014, there were $256,227 and $119,696 of expenses permanently waived by the Sponsor.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2016, 2015 and 2014 were $140,028, $71,596 and $51,410 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 2.29% in 2016, 2.00% in 2015 and 1.88% in 2014. Net investment loss, which includes the impact of expenses and interest income, was 1.77% in 2016, 1.79% in 2015 and 1.85% in 2014.

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

Net cash provided by the Fund’s operating activities during the 2016 was $1,427,695. Net cash used in operating activities by the Fund was ($879,804) in 2015 and ($572,410) in 2014. In 2016, proceeds from the sale of shares were $2,805,578 representing 250,000 shares while payments for the redemption of shares were $4,149,533 representing 375,000 shares. In 2015, proceeds from the sale of shares were $3,767,602 representing 375,000 shares while payments for the redemption of shares were $444,345 representing 50,000 shares. In 2014 proceeds from the sale of shares was $1,067,083 while payments for the redemption of shares were $371,712.

Teucrium Wheat Fund

The Teucrium Wheat Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically: (1) the second-to-expire CBOT Wheat Futures Contract, weighted 35%, (2) the third-to-expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2016, the Fund held a total of 2,837 CBOT wheat futures contracts with a notional value of $62,329,138. These contracts had a liability fair value of $3,921,588. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAY17 CBOT contracts, (2) 30% to JUL17 CBOT contracts, and (3) 35% to DEC17 CBOT contracts.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TWEAT for two periods. One period is December 31, 2016 compared to December 31, 2015.  The second period is from the commencement of operations to December 31, 2016. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAV per share	Change in Market Price	Change in the Benchmark (TWEAT)
December 31, 2015 to December 31, 2016	-24.70%	-24.73%	-21.90%
September 19, 2011 to December 31, 2016	-71.87%	-72.34%	-62.51%

For the Year Ended December 31, 2016 Compared to the Years Ended December 31, 2015 and 2014

On December 31, 2016, the Fund had 9,050,004 shares outstanding and net assets of $62,344,759.  This is in comparison to 2,900,004 shares outstanding and net assets of $26,529,260 on December 31, 2015 and 1,750,004 shares outstanding with net assets of $22,263,457 on December 31, 2014.  Shares outstanding increased by 6,150,000 and 212% for the period of 2016 when compared to 2015.  This increase was, in the opinion of management, due to the low price of wheat relative to recent years which accelerated investor interest. In total, in 2016, the Fund issued 6,475,000 shares and purchased 325,000 shares as part of creation and redemption baskets. For the period 2016 compared to 2014, there was an increase in shares outstanding of 7,300,000 shares and 417%.  In total, in 2015, the Fund issued 1,675,000 shares and purchased 525,000 shares as part of creation and redemption baskets.

Total net assets for the Fund were $62,344,759 on December 31, 2016, compared to $26,529,260 on December 31, 2015 and $22,263,457 on December 31, 2014. The Net Asset Values (“NAV”) per share related to these balances were $6.89, $9.15 and $12.72 respectively. This represents an increase in total net assets for the year ending December 31, 2016 versus 2014 of 180% which was driven by a combination of an increase in the number of shares outstanding, offset by a change in the NAV per share which decreased by $5.83 or 46%.  When comparing December 31, 2016 with 2015, there was an increase in total net assets of 135%, driven by an increase in total shares outstanding of 212% which was partially offset by a decrease in the NAV per share of $2.26 or 25%.  The closing prices per share for 2016, 2015 and 2014, as reported by the NYSE Arca, were $6.88, $9.14 and $12.74, respectively.  The change from December 31, 2015 over prior years was a 46% decrease from 2014 and a 25% decrease from 2015.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2016 and serves to illustrate the relative changes of these components.

The total loss for the year ended December 31, 2016 was ($11,396,927) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($9,631,400), and by a net change in unrealized depreciation of commodity futures contracts of ($1,997,125). Total loss was ($7,146,717) in 2015, and ($1,061,923) in 2014. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for year ended December 31, 2016, 2015, and 2014, respectively, was $231,598, $54,109 and $9,064.  This increase year-over-year was the result of higher average net assets and the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in mid-December 2015 and 2016, interest rates paid on cash balances of the Fund increased again in light of the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2017, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for 2016 were $1,854,582; total expenses for 2015 were $1,121,704 and $671,507 in 2014. This represents a $732,878 or 65% increase for 2016 over 2015 and a $1,183,075 or 176% increase for 2016 over 2014.   The increase for 2016 over 2015 was driven by: 1) a $160,550 or 63% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $105,766 or 50% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $403,272 or 108% increase in distribution and marketing fees; 4) a $25,313 or 183% increase in business permits and license fees; 5) a $25,632 or 39% increase in general and administrative expenses; 6) a $27,648 or 134% increase in brokerage commissions; and 7) a $35,615 or 487% increase in other expenses. These were partially offset by a decrease of ($50,918) or 30% in custodian fees and expenses. The increases year over year were generally due to higher average net assets relative to other funds.

The increase for 2016 over 2014 was driven by increases in all expense categories period over period. Increases were: 1) a $232,105 or 127% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $157,216 or 97% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $540,251 or 228% increase in distribution and marketing fees; 4) a $109,654 or 981% increase in custodian fees and expenses; 5) a $12,494 or 47% increase in business permits and license fees; 6) a $67,080 or 273% increase in in general and administrative expenses; 6) a $32,313 or 203% increase in brokerage commissions; and 7) a $31,962 or 292% increase in other expenses. The increases year over year were generally due to higher average net assets relative to other funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.47% in 2016, 4.40% in 2015, and 3.66% in 2014. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2016, the Sponsor waived fees of $140,028; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year.  For 2015 the Sponsor permanently waived $130,716 of expenses.  For 2014 there were $31,697 of expenses permanently waived by the Sponsor.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2016, 2015 and 2014 were $1,714,554, $990,988 and $686,112 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 4.13% in 2016, 3.89% in 2015 and 3.74% in 2014. Net investment loss, which includes the impact of expenses and interest income, was 3.57% in 2016, 3.67% in 2015, and 3.69% in 2014.

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

Net cash used in the Fund’s operating activities during the period was ($14,574,160) in 2016, ($9,392,785) in 2015 and ($1,846,676) in 2014. In 2016, proceeds from the sale of shares were $51,690,600 representing 6,475,000 shares while payments for redemption of shares were $2,763,620 representing 325,000 shares. In 2015, proceeds from the sale of shares were $18,019,705 representing 1,675,000 shares while payments for redemption of shares were $5,616,197 representing 525,000 shares. In 2014, proceeds from the sale of shares were $34,552,580 while payments for the redemption of shares were $17,589,175.

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

On December 31, 2016, the Fund held: 1) 17,258 shares of CORN with a fair value of $323,979; 2) 48,087 shares of WEAT with a fair value of $331,267; 3) 16,531 shares of SOYB with a fair value of $315,486; and 4) 26,424 shares of CANE with a fair value of $342,822.  The weighting on December 31, 2016 was 25% to CORN, 25% to WEAT, 24% to SOYB and 26% to CANE.

The benchmark for the Fund is the Teucrium Agricultural Index (TTAGS) which is defined as: A weighted average of the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (collectively, the “Underlying Funds”). The Fund seeks to achieve its investment objective by investing under normal market conditions in the publicly-traded shares of each Underlying Fund so that the Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund. To convert to an index, 100 is set to $50 the opening day price of TAGS.

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TTAGS for two periods. One period is December 31, 2016 compared to December 31, 2015.  The second period is from the commencement of operations to December 31, 2016. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAV per share	Change in Market Price	Change in the Benchmark (TTAGS)
December 31, 2015 to December 31, 2016	-0.98%	-2.98%	-0.09%
March 28, 2012 to December 31, 2016	-46.78%	-48.27%	-45.20%

For the Year Ended December 31, 2016 Compared to the Years Ended December 31, 2015 and 2014

On December 31, 2016, 2015 and 2014, the Fund had 50,002 shares outstanding.  The net assets of the Fund were $1,316,370 in 2016, $1,329,390 in 2015 and $1,652,749 in 2014.  There were no shares issued or redeemed in 2016, 2015 or 2014. Effective August 2, 2012, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares are created.

Total net assets for the Fund were $1,316,370 on December 31, 2016, compared to $1,329,390 on December 31, 2015 and $1,652,749 on December 31, 2014. The Net Asset Values (“NAV”) per share related to these balances were $26.33, $26.59 and $33.05 respectively. This represents a decrease in total net assets for the year ending December 31, 2016 versus 2015 of 1% and versus 2014 of 20% which were driven by a decrease in the NAV per share which decreased by $0.26 or 1% and $6.72 or 20% in the respective periods.  The closing prices per share for 2016, 2015 and 2014, as reported by the NYSE Arca, were $25.68, $26.47 and $33.05, respectively.  The change from December 31, 2016 over prior years was a 22% decrease from 2014 and 3% decrease from 2015.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2016 and serves to illustrate the relative changes of these components.

Total loss for 2016 was ($6,220) resulting from the realized loss on the securities of the Underlying Funds totaling ($87,644) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $81,413. Total loss for the period in 2015 and 2014 was ($316,186) and ($234,509), respectively. Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark.  Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for 2016 were $45,259; total expenses for 2015 were $200,236 and $86,297 in 2014. This represents a ($154,977) and 77% decrease for 2016 over 2015 and a ($41,038) and 48% decrease for 2016 over 2014.   The decrease for 2016 over 2015 was driven principally by a ($131,399) or 98% decrease in custodian fees and expenses.  There were decreases in all other categories due to lower average net assets relative to the other Funds, except for brokerage commissions which had an increase of $223 for 2016 over 2015.  The decrease for 2016 over 2014 was driven principally by a ($22,668) or 65% decrease in professional fees. Most other categories also decreased or remained relatively flat period over period, due to lower average net assets relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.33% in 2016, 13.97% in 2015, and 4.70% in 2014.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2016, the Sponsor waived fees of $38,459; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year.  For 2015 and 2014, these amounts were $193,063 and $77,113.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2016, 2015 and 2014 were $6,800, $7,173 and $9,184 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.50% in 2016, 0.50% in 2015 and 0.50% in 2014.

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

Net cash provided by or used in the Fund’s operating activities during the period was $545 in 2016, $168 in 2015 and ($1,233) in 2014. There were no proceeds from creation baskets or payments for redemption baskets in 2015, 2014 or in 2013.

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

During the period from January 1, 2016 through December 31, 2016, the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

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

Beginning August 2, 2012 and through December 31, 2016, TAGS has 50,002 shares currently outstanding; this represents the minimum number of shares and, thus, no shares can be redeemed until additional shares have been created.  This situation has, over the past 12 months, generated a situation in which the spread between bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range.  The situation does not affect the actual NAV of the Fund.

Off Balance Sheet Financing

As of December 31, 2016, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

Credit Risk

When any of the Funds enter into Commodity Interests, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations.  For purposes of credit risk, the counterparty for the Futures Contracts traded on the CBOT, NYMEX, and ICE is the clearinghouse associated with those exchanges.  In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce credit risk.  Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions.  Unlike in the case of exchange-traded futures contracts, the counterparty to an over-the-counter Commodity Interest contract is generally a single bank or other financial institution.  As a result, there will be greater counterparty credit risk in over-the-counter transactions.  There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to any of the Funds.

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

Effective February 6, 2015, the Sponsor transferred all futures contracts from Societe Generale SA to Jefferies Group LLC (“Jefferies”) and Jefferies served as the FCM for the Funds, as discussed in Part I of this filing.  On April 9, 2015, Jefferies announced that it had entered into a definitive agreement to have Societe Generale SA acquire the assets of its futures unit, including its FCM operations.  Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Funds’ FCM and the clearing broker to execute and clear the Funds’ futures and provide other brokerage-related services.

The Funds, other than TAGS, will generally retain cash positions of approximately 94% of total net assets; this balance represents the total net assets less the initial margin requirements held by the FCM. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are rated in the highest short-term rating category by a nationally recognized statistical rating organization or deemed by the Sponsor to be of comparable quality; 2) held in short-term Treasury Securities; or 3) held in a money-market fund which is deemed to be a cash equivalent under the most recent SEC definition.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of December 31, 2016. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

Quantitative Risk Analysis

CORN:

	December 31, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of December 31, 2016	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
CBOT Corn Futures MAY17	1,438	$3.5750	$25,704,250	$23,133,825	$21,848,613	$20,563,400	$28,274,675	$29,559,888	$30,845,100
CBOT Corn Futures JUL17	1,207	$3.6425	$21,982,488	$19,784,239	$18,685,114	$17,585,990	$24,180,736	$25,279,861	$26,378,985
CBOT Corn Futures DEC17	1,347	$3.8000	$25,593,000	$23,033,700	$21,754,050	$20,474,400	$28,152,300	$29,431,950	$30,711,600
Total CBOT Corn Futures			$73,279,738	$65,951,764	$62,287,777	$58,623,790	$80,607,711	$84,271,698	$87,935,685

Shares outstanding			3,900,004	3,900,004	3,900,004	3,900,004	3,900,004	3,900,004	3,900,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$18.79	$16.91	$15.97	$15.03	$20.67	$21.61	$22.55
Total Net Asset Value per Share as reported			$18.77
Change in the Net Asset Value per Share				$(1.88)	$(2.82)	$(3.76)	$1.88	$2.82	$3.76

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

SOYB:

	December 31, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of December 31, 2016	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
CBOT Soybean Futures MAR17	90	$10.0400	$4,518,000	$4,066,200	$3,840,300	$3,614,400	$4,969,800	$5,195,700	$5,421,600
CBOT Soybean Futures MAY17	76	$10.1250	$3,847,500	$3,462,750	$3,270,375	$3,078,000	$4,232,250	$4,424,625	$4,617,000
CBOT Soybean Futures NOV17	91	$9.8925	$4,501,088	$4,050,979	$3,825,924	$3,600,870	$4,951,196	$5,176,251	$5,401,305
Total CBOT Soybean Futures			$12,866,588	$11,579,929	$10,936,599	$10,293,270	$14,153,246	$14,796,576	$15,439,905

Shares outstanding			675,004	675,004	675,004	675,004	675,004	675,004	675,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$19.06	$17.16	$16.20	$15.25	$20.97	$21.92	$22.87
Total Net Asset Value per Share as reported			$19.08
Change in the Net Asset Value per Share				$(1.91)	$(2.86)	$(3.81)	$1.91	$2.86	$3.81

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.98%	9.99%	14.98%	19.98%

CANE:

	December 31, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of December 31, 2016	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
ICE #11 Sugar Futures MAY17	89	$0.1925	$1,918,840	$1,726,956	$1,631,014	$1,535,072	$2,110,724	$2,206,666	$2,302,608
ICE #11 Sugar Futures JUL17	79	$0.1885	$1,667,848	$1,501,063	$1,417,671	$1,334,278	$1,834,633	$1,918,025	$2,001,418
ICE #11 Sugar Futures MAR18	93	$0.1858	$1,935,293	$1,741,764	$1,644,999	$1,548,234	$2,128,822	$2,225,587	$2,322,351
Total ICE #11 Sugar Futures			$5,521,981	$4,969,783	$4,693,684	$4,417,585	$6,074,179	$6,350,278	$6,626,377

Shares outstanding			425,004	425,004	425,004	425,004	425,004	425,004	425,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$12.99	$11.69	$11.04	$10.39	$14.29	$14.94	$15.59
Total Net Asset Value per Share as reported			$12.97
Change in the Net Asset Value per Share				$(1.30)	$(1.95)	$(2.60)	$1.30	$1.95	$2.60

Percent Change in the Net Asset Value per Share				-10.01%	-15.02%	-20.03%	10.01%	15.02%	20.03%

WEAT:

	December 31, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of December 31, 2016	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
CBOT Wheat Futures MAY17	1,037	$4.2050	$21,802,925	$19,622,633	$18,532,486	$17,442,340	$23,983,218	$25,073,364	$26,163,510
CBOT Wheat Futures JUL17	861	$4.3425	$18,694,463	$16,825,016	$15,890,293	$14,955,570	$20,563,909	$21,498,632	$22,433,355
CBOT Wheat Futures DEC17	939	$4.6500	$21,831,750	$19,648,575	$18,556,988	$17,465,400	$24,014,925	$25,106,513	$26,198,100
Total CBOT Wheat Futures			$62,329,138	$56,096,224	$52,979,767	$49,863,310	$68,562,051	$71,678,508	$74,794,965

Shares outstanding			9,050,004	9,050,004	9,050,004	9,050,004	9,050,004	9,050,004	9,050,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$6.89	$6.20	$5.85	$5.51	$7.58	$7.92	$8.26
Total Net Asset Value per Share as reported			$6.89
Change in the Net Asset Value per Share				$(0.69)	$(1.03)	$(1.38)	$0.69	$1.03	$1.38

Percent Change in the Net Asset Value per Share				-10.00%	-14.99%	-19.99%	10.00%	14.99%	19.99%

TAGS:

	December 31, 2016 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of
Holdings as of December 31, 2016	Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	17,258	$18.7727	$323,979	$291,581	$275,382	$259,183	$356,377	$372,576	$388,775
Teucrium Soybean Fund	16,531	$19.0845	$315,486	$283,937	$268,163	$252,389	$347,034	$362,809	$378,583
Teucrium Sugar Fund	26,424	$12.9739	$342,822	$308,540	$291,399	$274,258	$377,105	$394,246	$411,387
Teucrium Wheat Fund	48,087	$6.8889	$331,267	$298,140	$281,577	$265,013	$364,393	$380,957	$397,520
Total value of shares of the Underlying Funds			$1,313,554	$1,182,199	$1,116,521	$1,050,843	$1,444,909	$1,510,587	$1,576,265

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$26.27	$23.64	$22.33	$21.02	$28.90	$30.21	$31.52
Total Net Asset Value per Share as reported			$26.33
Change in the Net Asset Value per Share				$(2.63)	$(3.94)	$(5.25)	$2.63	$3.94	$5.25

Percent Change in the Net Asset Value per Share				-9.98%	-14.97%	-19.96%	9.98%	14.97%	19.96%

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

The Dodd-Frank Act requires the CFTC, the SEC and the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared or over-the-counter swaps). The proposed rules would require swap dealers and major swap participants to collect both variation and initial margin from their financial entity counterparties such as the Funds or Underlying Funds but would not require these swap dealers or major swap participants to post variation margin or initial margin to the Funds or Underlying Funds.  The CFTC and the Prudential Regulators finalized these rules in 2016 and compliance became necessary in September, 2016.

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

The Funds, other than TAGS, will generally retain cash positions of approximately 94% of total net assets; this balance represents the total net assets less the initial margin requirements discussed above. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are rated in the highest short-term rating category by a nationally recognized statistical rating organization or deemed by the Sponsor to be of comparable quality; 2) held in short-term Treasury Securities; or 3) held in a money-market fund which is deemed to be a cash equivalent under the most recent SEC definition.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements for a list of the financial statements being filed herein.

The Sponsor, on behalf of the Teucrium Commodity Trust and each of the Funds that is a series of the Trust, assessed the effectiveness of both the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2016.  In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, the Trust believes that, as of December 31, 2016, the internal control over financial reporting of both the Trust and each of the Fund that is a series of the Trust is effective.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Trust and each Fund maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms for the Trust and each Fund thereof.

Management of the Sponsor of the Funds (“Management”), including Dale Riker, the Sponsor’s Principal Executive Officer and Barbara Riker, the Sponsor’s Principal Financial Officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the design and operation of the Trust’s and each Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and, based upon that evaluation, concluded that the Trust’s and each Fund’s disclosure controls and procedures were effective as of the end of such period, to ensure that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.  The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers the Trust, as well as separately for each Fund that is a series of the Trust.

The certifications of the Chief Executive Officer and Chief Financial Officer are applicable to each Fund individually as well as the Trust as a whole.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Sponsor, on behalf of the Trust and each Fund are responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s and each Fund’s internal control system is designed to provide reasonable assurance to the Sponsor regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Sponsor, including Dale Riker, Principal Executive Officer of the Sponsor, and Barbara Riker, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2016.  In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, Management believes that, as of December 31, 2016, the internal control over financial reporting is effective for the Trust and each Fund thereof.  Grant Thornton, the public accounting firm that audited the financial statement included herein for the year-ended 2016, has issued an attestation report on the Trust and each Fund’s internal control over financial reporting for that period.

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

Code of Ethics

The Sponsor has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) which applies to all of its officers (including senior financial officers) and employees; the Sponsor’s Code of Ethics covers all officers and employees that manage the Trust and the Funds.  A printed copy of the Code of Ethics is available to any person free of charge, upon request, by contacting the Sponsor at:

Teucrium Trading, LLC

232 Hidden Lake Road

Building A

Brattleboro, Vermont 05301

Phone: (802) 257-1617

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% a Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Fund’s Shares and a Statement of Changes in Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of a Fund and, unless all reportable transactions were previously reported on Form 3 or Form 4, an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 within 45 days after the Trust’s fiscal year-end.  For the year ended December 31, 2016, based solely on a review of the Section 16(a) reports furnished to the Trust and written representation by the Trust’s Section 16(a) reporting persons, to the best knowledge of the Sponsor, all such filings have been made within these prescribed timeframes.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor.  The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust.  The Trust does not set the amount or form of any portion of, the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust, except for TAGS, is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets. The Sponsor has the right to elect to waive the management fee for any Fund; that election may be changed by the Sponsor.  For 2016, the Funds recognized $1,309,046 in management fees to the Sponsor. In addition to the management fee, each Fund reimburses the Sponsor for expenses related to the operation of the Fund. These related party expenses are discussed in the Notes to the Financial Statements for the Trust and each Fund in Part II of this filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a.	Security Ownership of Certain Beneficial Owners. The following table sets forth information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust as of December 31, 2016, based on a review of the Schedules 13D and 13G filed with the SEC as of February 7, 2017.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
CANE	Counsel Portfolio Services Inc., 2680 Skymark Avenue, 7th Floor, Mississauga, Ontario A6 L4W 5L6	173,465 common units(1)	40.81%
CANE	Teucrium Agricultural Fund, 232 Hidden Lake Road, Building A, Brattleboro, Vermont 05301	26,424 common units	6.22%
SOYB	Counsel Portfolio Services Inc., 2680 Skymark Avenue, 7th Floor, Mississauga, Ontario A6 L4W 5L6	118,462 common units(2)	16.34%

(1) Based on information contained in a Schedule 13D/A filed with the SEC on February 7, 2017 by Counsel Portfolio Services, Inc. The Schedule 13D/A indicates that Counsel Portfolio Services, Inc. has sole voting and dispositive power with respect to all of the shares.

(2) Based on information contained in a Schedule 13D/A filed with the SEC on October 13, 2016 by Counsel Portfolio Services, Inc. The Schedule 13D/A indicates that Counsel Portfolio Services, Inc. has sole voting and dispositive power with respect to all of the shares.

b. Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of shares by the executive officers of the Sponsor as of December 31, 2016.  Except as listed, no other executive officer of the Sponsor is a beneficial owner of shares of any series of the Trust.

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and nature of Beneficial Ownership	(4) Percent of Class
CORN	Sal Gilbertie	401 common units	*
SOYB	Sal Gilbertie	100 common units	*
CANE	Sal Gilbertie	500 common units	*
WEAT	Sal Gilbertie	200 common units	*
TAGS	Sal Gilbertie	1,400 common units	2.80%
TAGS	Dale Riker	200 common units(1)	*

(1) Units are held by an entity controlled by Mr. Riker.

* Less than 1%.

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

Item 14. Principal Accountant Fees and Services

Fees paid by the Trust for services performed by Rothstein Kass and Grant Thornton, as applicable, for the years ended December 31, 2016 and December 31, 2015 were:

	Years Ended
	December 31, 2016	December 31, 2015
Audit fees - Rothstein Kass	$—	$6,500
Audit fees – Grant Thornton	$427,350	$370,250
Total	$427,350	$376,775

The Sponsor approved all of the services provided by Rothstein Kass and Grant Thornton above. The Sponsor preapproves all audit and non-audit services, if any, of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statements Schedules

The following exhibits are filed as part of this report as required under Item 601 of Regulation S-K:

3.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant. (1)

3.2	Certificate of Trust of the Registrant. (2)

3.3	Instrument Establishing Teucrium Sugar Fund, Teucrium Wheat Fund, Teucrium Soybean Fund, Teucrium Natural Gas Fund and Teucrium WTI Crude Oil Fund. (3)

3.4	Instrument Establishing Teucrium Agricultural Fund (4)

10.1	Form of Authorized Purchaser Agreement. (9)

10.2	Distribution Services Agreement. (5)

10.3	Amended and Restated Distribution Services Agreement. (6)

10.4	Amendment to Amended and Restated Distribution Services Agreement. (7)

10.5	Second Amendment to Amended and Restated Distribution Services Agreement (8)

10.6	Third Amendment to Amended and Restated Distribution Services Agreement (10)

10.7	Fourth Amendment to Amended and Restated Distribution Services Agreement (11)

10.8	Custody Agreement. (12)

10.9	Fund Accounting Servicing Agreement (12)

10.10	Transfer Agent Servicing Agreement (12)

10.11	Fund Administration Servicing Agreement (12)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.(13)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (13)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

101.INS	XBRL Instance Document (13)

101.SCH	XBRL Taxonomy Extension Schema (13)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (13)

101.DEF	XBRL Taxonomy Definition Linkbase (13)

101.LAB	XBRL Taxonomy Extension Label Linkbase (13)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (13)

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

(4)      Previously filed as Exhibit 3.3 to Registration Statement No. 333-173691, filed on April 25, 2011 and incorporated by reference herein.

(5)      Previously filed as Exhibit 10.2 to Post-Effective Amendment No. 1 to Registration Statement No. 333-162033, filed on October 22, 2010 and incorporated by reference herein.

(6) Previously filed as Exhibit 10.2(1) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated herein by reference.

(7) Previously filed as Exhibit 10.2(2) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated by reference herein.

(8) Previously filed as Exhibit 10.2(3) to Registrant’s Current Report on Form 8-K for the Teucrium Corn Fund, filed on November 1, 2011 and incorporated by reference herein.

(9) Previously filed as like-numbered exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-173691, filed on December 5, 2011.

(10) Previously filed as Exhibit 10.5 to Pre-Effective Amendment No.1 to Registration Statement No. 333-187463, filed on April 26, 2013.

(11) Previously filed as Exhibit to 10.9 to Registration Statement No. 333-201953, filed on February 9, 2015 and incorporated by reference herein.

(12) Previously filed as like-numbered exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 16, 2016.

(13) Filed herein.

 TEUCRIUM COMMODITY TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016

Report of Independent Registered Public Accounting Firm

To the Executive Committee of the Sponsor of

Teucrium Commodity Trust

We have audited the accompanying combined statements of assets and liabilities of Teucrium Commodity Trust (a Delaware statutory trust) (the “Trust”), including the combined schedules of investments, as of December 31, 2016 and 2015, and the related combined statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Commodity Trust as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2017

Report of Independent Registered Public Accounting Firm

To the Executive Committee of the Sponsor of

Teucrium Commodity Trust

We have audited the internal control over financial reporting of Teucrium Commodity Trust (a Delaware statutory trust) (the “Trust”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined financial statements of the Trust as of and for the year ended December 31, 2016, and our report dated March 16, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2017

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$145,323,469	$92,561,610
Interest receivable	708	776
Restricted cash	151,684	307,683
Other assets	27,135	723,450
Equity in trading accounts:
Commodity futures contracts	542,647	380,231
Due from broker	13,782,616	11,790,423
Total equity in trading accounts	14,325,263	12,170,654
Total assets	159,828,259	105,764,173

Liabilities
Management fee payable to Sponsor	129,201	82,863
Other liabilities	15,916	8,147
Equity in trading accounts:
Commodity futures contracts	5,725,955	6,071,676
Total liabilities	5,871,072	6,162,686

Net assets	$153,957,187	$99,601,487

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2016

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $1,412,423)	$1,412,423	0.92%	1,412,423

			Notional Amount (Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR17 (90 contracts)	$107,125	0.07%	$4,518,000
CBOT soybean futures NOV17 (91 contracts)	250,375	0.16	4,501,088

United States sugar futures contracts
ICE sugar futures MAR18 (93 contracts)	185,147	0.12	1,935,293
Total commodity futures contracts	$542,647	0.35%	$10,954,381

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY17 (1,438 contracts)	$50,713	0.03%	$25,704,250
CBOT corn futures JUL17 (1,207 contracts)	576,650	0.37	21,982,488
CBOT corn futures DEC17 (1,347 contracts)	833,437	0.54	25,593,000

United States soybean futures contracts
CBOT soybean futures MAY17 (76 contracts)	12,025	0.01	3,847,500

United States sugar futures contracts
ICE sugar futures MAY17 (89 contracts)	105,829	0.07	1,918,840
ICE sugar futures JUL17 (79 contracts)	225,713	0.15	1,667,848

United States wheat futures contracts
CBOT wheat futures MAY17 (1,037 contracts)	1,011,350	0.66	21,802,925
CBOT wheat futures JUL17 (861 contracts)	213,963	0.14	18,694,463
CBOT wheat futures DEC17 (939 contracts)	2,696,275	1.75	21,831,750
Total commodity futures contracts	$5,725,955	3.72%	$143,043,064

			Shares
Exchange-traded funds*
Teucrium Corn Fund	$323,979	0.21%	17,258
Teucrium Soybean Fund	315,486	0.20	16,531
Teucrium Sugar Fund	342,822	0.22	26,424
Teucrium Wheat Fund	331,267	0.22	48,087
Total exchange-traded funds (cost $2,033,919)	$1,313,554	0.85%

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

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Income
Realized and unrealized gain (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(16,163,531)	$(15,729,142)	$(14,566,828)
Net change in unrealized appreciation or depreciation on commodity futures contracts	508,136	(7,378,689)	7,476,470
Interest income	725,493	221,809	48,353
Total loss	(14,929,902)	(22,886,022)	(7,042,005)

Expenses
Management fees	1,309,046	1,143,253	1,287,226
Professional fees	1,540,639	1,197,938	1,044,808
Distribution and marketing fees	2,287,894	1,763,168	1,656,797
Custodian fees and expenses	359,937	779,473	158,963
Business permits and licenses fees	104,956	88,529	161,525
General and administrative expenses	286,251	311,620	250,198
Brokerage commissions	155,345	71,854	171,561
Other expenses	102,591	60,809	83,821
Total expenses	6,146,659	5,416,644	4,814,899

Expenses waived by the Sponsor	(838,015)	(980,683)	(640,328)
Reimbursement of expenses previously waived	—	—	379,753

Total expenses, net	5,308,644	4,435,961	4,554,324

Net loss	$(20,238,546)	$(27,321,983)	$(11,596,329)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Operations
Net loss	$(20,238,546)	$(27,321,983)	$(11,596,329)
Capital transactions
Issuance of Shares	121,278,251	32,803,944	194,483,531
Redemption of Shares	(46,688,821)	(51,232,764)	(102,411,535)
Net change in the cost of the Underlying Funds	4,816	318	9,395
Total capital transactions	74,594,246	(18,428,502)	92,081,391

Net change in net assets	54,355,700	(45,750,485)	80,485,062

Net assets, beginning of period	99,601,487	145,351,972	64,866,910

Net assets, end of period	$153,957,187	$99,601,487	$145,351,972

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(20,238,546)	$(27,321,983)	$(11,596,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(508,136)	7,378,689	(7,476,470)
Changes in operating assets and liabilities:
Due from broker	(1,992,193)	(8,824,417)	8,802,314
Interest receivable	67	9,219	(5,895)
Restricted cash	155,999	(307,683)	—
Other assets	696,315	(130,874)	(210,031)
Due to broker	—	(60,805)	(36,797)
Management fee payable to Sponsor	46,338	(48,962)	78,727
Other liabilities	7,769	(130,524)	83,297
Net cash used in operating activities	(21,832,387)	(29,437,340)	(10,361,184)

Cash flows from financing activities:
Proceeds from sale of Shares	121,278,251	32,803,944	194,483,531
Redemption of Shares	(46,688,821)	(53,228,949)	(100,415,350)
Net change in cost of the Underlying Funds	4,816	318	9,395
Net cash provided by (used in) financing activities	74,594,246	(20,424,687)	94,077,576

Net change in cash and cash equivalents	52,761,859	(49,862,027)	83,716,392
Cash and cash equivalents, beginning of period	92,561,610	142,423,637	58,707,245
Cash and cash equivalents, end of period	$145,323,469	$92,561,610	$142,423,637

 The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

Subject to the terms of the Trust Agreement, Teucrium Trading, LLC in its capacity as the Sponsor (“Sponsor”) may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

Note 2 – Liquidation of Funds

On December 18, 2014 the Teucrium WTI Crude Oil Fund (“CRUD”) and the Natural Gas Fund (“NAGS”), both series of the Trust ceased trading on the NYSE Arca and the Sponsor liquidated all commodity futures contracts held by these Funds. All positions were sold through an exchange to unrelated parties.  On December 22, 2014 the Bank of New York Mellon who served as the Fund’s Administrator and Custodian, proceeded to distribute cash to all shareholders in an amount equal to each shareholder’s pro rata interest in the respective fund. On December 30, 2014, the Sponsor completed the liquidation of all of the assets of NAGS and CRUD. During 2014, CRUD had $728,663 in subscriptions and $2,008,553 in redemptions, including the shares redeemed as part of the liquidation. During 2014, NAGS had $576,142 in subscriptions and $2,311,504 in redemptions, including the shares redeemed as part of the liquidation. There were zero assets and liabilities as of December 31, 2014. The Form 15 was filed with the SEC on January 9, 2015.

The following summarized financial information presents the results of operations for NAGS and other data for all periods presented, which have been included in continuing operations for the year ended December 31, 2014.

Year ended
December 31, 2014
Total Loss	$(16,003)
Total Expenses	$131,501
Total Expenses, net	$21,890
Net Loss	$(37,893)

The following summarized financial information presents the results of operations for CRUD and other data for all periods presented, which have been included in continuing operations for the year ended December 31, 2014.

Year ended
December 31, 2014
Total Loss	$(734,326)
Total Expenses	$166,176
Total Expenses, net	$34,852
Net Loss	$(769,178)

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the year ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and USBFS. For the years ended December 31, the Funds recognized $359,937 in 2016, $779,473 in 2015 and $158,963 in 2014, respectively, for these services, which is recorded in custodian fees and expenses on the combined statements of operations; of these expenses $61,735 in 2016, $538,688 in 2015 and $13,924 in 2014 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the years ended December 31, the Funds recognized $147,940 in 2016, $149,080 in 2015 and $154,761 in 2014, respectively, for these services, which is recorded in distribution and marketing fees on the combined statements of operations; of these expenses $19,815 in 2016, $10,251 in 2015 and $10,311 in 2014 were waived by the Sponsor.

For the year ended December 31, 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0. Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015 all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn in 2015 and 2014. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the years ended December 31, the Funds recognized $155,345 in 2016, $71,854 in 2015 and $171,561 in 2014, respectively, for these services, which is recorded in brokerage commissions on the combined statement of operations; of these expenses $0 in 2016, $30,000 in 2015 and $0 in 2014 was waived by the Sponsor.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. The Funds recognized $3,300 for these services in 2016, 2015 and 2014, which is recorded in business permits and licenses fees on the combined statements of operations; of this expense $3,039 in 2016, $557 in 2015 and $81 in 2014 were waived by the Sponsor.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2016, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2016, 2015, 2014 and 2013. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2016, 2015 and 2014.

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

CORN: 50,000 shares representing 2 baskets
SOYB: 50,000 shares representing 2 baskets
CANE: 50,000 shares representing 2 baskets
WEAT: 50,000 shares representing 2 baskets
TAGS: 50,000 shares representing 2 baskets (at minimum level as of December 31, 2016, 2015 and 2014)

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Each Fund that is a series of the Trust has the balance of its assets on deposit with banks. The Trust had a balance of $1,412,423 and $2,539,642 in money market funds at December 31, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand-deposit savings accounts, which is classified as cash and not as cash equivalents. The Funds had a balance of $143,915,277 in demand-deposit savings accounts on December 31, 2016. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Fund’s sponsor, Teucrium Trading, LLC (the “Sponsor”), is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as accounting, financial reporting, regulatory compliance and trading activities. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the years ended December 31, the Funds recognized $1,825,552 in 2016, $1,601,237 in 2015 and $1,365,214 in 2014, respectively, for these services, which are primarily recorded in distribution and marketing fees on the combined statements of operations, of these expenses, $457,658 in 2016, $138,262 in 2015 and $113,224 in 2014 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the year ended December 31, 2016, there were $838,015 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $442,333 for CORN, $68,914 for SOYB, $148,281 for CANE, $140,028 for WEAT, and $38,459 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 futures contracts held by CORN, SOYB, CANE and WEAT, the securities of the Underlying Funds held by TAGS, and any other securities held by any Fund, together referenced throughout this filing as “financial instruments.” Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

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

On December 31, 2016 and 2015, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the year ended December 31, 2016, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

For the quarter ended June 30, 2015, Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2016 (the “DEC16 Wheat Contracts”) did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 asset, The DEC16 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2015. The value of the contracts were $1,178,088, the balance transferred back to a Level 1 asset for the quarter ended September 30, 2015 as shown in Note 5.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-19, “Technical Corrections and Improvements”. The amendments in this update represent changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. The amendments make the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments are effective for fiscal years, and interim periods with those fiscal years, for all entities beginning after December 15, 2016. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Funds. The Sponsor believes there will be a change in presentation of restricted cash on the statements of cash flows.

The FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That are under Common Control”. The amendments in this update alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. The new guidance amends ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, issued in February 2015. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures. The Trust and the Funds do not expect to adopt the guidance until the effective date.

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Funds record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10.  Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards will not apply or have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Funds record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10.  Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard will not apply or have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but based on our review to date we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20. A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014, the adoption did not have a significant impact on the financial statements and disclosures of the Funds.

Note 5 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of December 31, 2016 and December 31, 2015:

December 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Cash equivalents	$1,412,423	$—	$—	$1,412,423
Commodity futures contracts
Soybean futures contracts	357,500	—	—	357,500
Sugar futures contracts	185,147	—	—	185,147
Total	$1,955,070	$—	$—	$1,955,070

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2016
Commodity futures contracts
Corn futures contracts	$1,460,800	$—	$—	$1,460,800
Soybean futures contracts	12,025	—	—	12,025
Sugar futures contracts	331,542	—	—	331,542
Wheat futures contracts	3,921,588	—	—	3,921,588
Total	$5,725,955	$—	$—	$5,725,955

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$2,539,641	$—	$—	$2,539,641
Commodity futures contracts
Soybean futures contracts	16,175	—	—	16,175
Sugar futures contracts	364,056	—	—	364,056
Total	$2,919,872	$—	$—	$2,919,872

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Commodity futures contracts
Corn futures contracts	$3,908,550	$—	$—	$3,908,550
Soybean futures contracts	238,662	—	—	238,662
Wheat futures contracts	1,924,464	—	—	1,924,464
Total	$6,071,676	$—	$—	$6,071,676

For the period from January 1, 2016 through December 31, 2016, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

Transfers into and out of each level of the fair value hierarchy for the DEC16 Wheat Contracts, for the period from January 1, 2015 through December 31, 2015 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Wheat future contracts	$1,178,088	$1,178,088	$1,178,088	$1,178,088	$—	$—

See the Fair Value - Definition and Hierarchy section in Note 4 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 6 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2016 and 2015, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2016 and 2015.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Assets	Liabilities	Liabilities	Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$357,500	$—	$357,500	$12,025	$—	$345,475
Sugar futures contracts	185,147	—	185,147	185,147	—	—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$1,460,800	$—	$1,460,800	$—	$1,460,800	$—
Soybean futures contracts	12,025	—	12,025	12,025	—	—
Sugar futures contracts	331,542	—	331,542	185,147	146,395	—
Wheat futures contracts	3,921,588	—	3,921,588	—	3,921,588	—

Offsetting of Financial Assets and Derivative Assets as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Assets	Liabilities	Liabilities	Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$16,175	$—	$16,175	$16,175	$—	$—
Sugar futures contracts	364,056	—	364,056	—	—	364,056

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$3,908,550	$—	$3,908,550	$—	$3,908,550	$—
Soybean futures contracts	238,662	—	238,662	16,175	222,487	—
Wheat futures contracts	1,924,464	—	1,924,464	—	1,924,464	—

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Trust:

Year ended December 31, 2016

	Realized (Loss) Gain on	Net Change in Unrealized Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contacts
Commodity price
Corn futures contracts	$(9,438,913)	$2,447,750
Soybean futures contracts	939,088	567,962
Sugar futures contracts	1,967,694	(510,451)
Wheat futures contracts	(9,631,400)	(1,997,125)
Total commodity futures contracts	$(16,163,531)	$508,136

Year ended December 31, 2015

	Realized Loss on	Net Change in Unrealized Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contacts
Commodity price
Corn futures contracts	$(8,533,650)	$(5,660,263)
Soybean futures contracts	(1,355,738)	54,526
Sugar futures contracts	(1,279,891)	868,011
Wheat futures contracts	(4,559,863)	(2,640,963)
Total commodity futures contracts	$(15,729,142)	$(7,378,689)

Year ended December 31, 2014

	Realized (Loss) Gain on	Net Change in Unrealized Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contacts
Commodity price
Corn futures contracts	$(11,085,713)	$6,636,500
Natural gas futures contracts	67,650	(84,050)
WTI crude oil futures contracts	(652,430)	(82,450)
Soybean futures contracts	(278,763)	(88,150)
Sugar futures contracts	(131,410)	(320,555)
Wheat futures contracts	(2,486,162)	1,415,175
Total commodity futures contracts	$(14,566,828)	$7,476,470

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $132.4 million in 2016, $108.8 million in 2015 and $142.9 million in 2014.

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

Note 8 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

December 31, 2016

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,900,004	$73,213,541
Teucrium Soybean Fund	675,004	12,882,100
Teucrium Sugar Fund	425,004	5,513,971
Teucrium Wheat Fund	9,050,004	62,344,759
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,316,370
Less: Investment in the Underlying Funds		(1,313,554)
Net for the Fund in the combined net assets of the Trust		2,816
Total		$153,957,187

December 31, 2015

	Outstanding Shares	Net Assets
Teucrium Corn Fund	2,875,004	$61,056,223
Teucrium Soybean Fund	375,004	6,502,552
Teucrium Sugar Fund	550,004	5,508,663
Teucrium Wheat Fund	2,900,004	26,529,260
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,329,390
Less: Investment in the Underlying Funds		(1,324,601)
Net for the Fund in the combined net assets of the Trust		4,789
Total		$99,601,487

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the period-ended December 31, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN: Nothing to Report

SOYB:

As of this filing, $13,000 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank.  The balance for Restricted Cash is $61,068 as of this filing.

CANE:

As of this filing, $14,000 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank.  The balance for Restricted Cash is $63,616 as of this filing.

WEAT: Nothing to Report

TAGS: Nothing to Report

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Corn Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Corn Fund (the “Fund”), including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Corn Fund as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2017

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Corn Fund

We have audited the internal control over financial reporting of Teucrium Corn Fund (the “Fund”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Fund as of and for the year ended December 31, 2016, and our report dated March 16, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2017

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$69,072,284	$57,110,089
Interest receivable	339	379
Other assets	10,451	505,352
Equity in trading accounts:
Due from broker	5,664,656	7,405,938
Total assets	74,747,730	65,021,758

Liabilities
Management fee payable to Sponsor	65,165	53,729
Other liabilities	8,224	3,256
Equity in trading accounts:
Commodity futures contracts	1,460,800	3,908,550
Total liabilities	1,534,189	3,965,535

Net assets	$73,213,541	$61,056,223

Shares outstanding	3,900,004	2,875,004

Net asset value per share	$18.77	$21.24

Market value per share	$18.71	$21.22

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2016

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $692,293)	$692,293	0.95%	692,293

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY17 (1,438 contracts)	$50,713	0.07%	$25,704,250
CBOT corn futures JUL17 (1,207 contracts)	576,650	0.79	21,982,488
CBOT corn futures DEC17 (1,347 contracts)	833,437	1.14	25,593,000
Total commodity futures contracts	$1,460,800	2.00%	$73,279,738

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2015

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $899,313)	$899,313	1.47%	899,313

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY16 (1,172 contracts)	$1,910,013	3.13%	$21,359,700
CBOT corn futures JUL16 (988 contracts)	925,750	1.52	18,302,700
CBOT corn futures DEC16 (1,117 contracts)	1,072,787	1.76	21,390,550
Total commodity futures contracts	$3,908,550	6.41%	$61,052,950

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(9,438,913)	$(8,533,650)	$(11,085,713)
Net change in unrealized appreciation or depreciation on commodity futures contracts	2,447,750	(5,660,263)	6,636,500
Interest income	396,679	146,905	35,595
Total loss	(6,594,484)	(14,047,008)	(4,413,618)

Expenses
Management fees	719,183	779,808	986,771
Professional fees	1,049,134	745,650	549,545
Distribution and marketing fees	1,160,864	1,199,576	1,248,005
Custodian fees and expenses	183,452	187,264	129,195
Business permits and licenses fees	16,887	26,852	30,584
General and administrative expenses	142,932	206,490	175,207
Brokerage commissions	96,725	41,250	150,086
Other expenses	42,739	45,642	61,011
Total expenses	3,411,916	3,232,532	3,330,404

Expenses waived by the Sponsor	(442,333)	(96,068)	(105,270)
Reimbursement of expenses previously waived	—	—	308,312

Total expenses, net	2,969,583	3,136,464	3,533,446

Net loss	$(9,564,067)	$(17,183,472)	$(7,947,064)

Net loss per share	$(2.47)	$(5.38)	$(4.02)
Net loss per weighted average share	$(2.66)	$(5.30)	$(2.30)
Weighted average shares outstanding	3,598,843	3,243,223	3,460,141

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Operations
Net loss	$(9,564,067)	$(17,183,472)	$(7,947,064)
Capital transactions
Issuance of Shares	57,591,933	8,538,198	146,789,763
Redemption of Shares	(35,870,548)	(38,758,010)	(77,882,812)
Total capital transactions	21,721,385	(30,219,812)	68,906,951
Net change in net assets	12,157,318	(47,403,284)	60,959,887

Net assets, beginning of period	$61,056,223	$108,459,507	$47,499,620

Net assets, end of period	$73,213,541	$61,056,223	$108,459,507

Net asset value per share at beginning of period	$21.24	$26.62	$30.64

Net asset value per share at end of period	$18.77	$21.24	$26.62

Creation of Shares	2,875,000	350,000	5,050,000
Redemption of Shares	1,850,000	1,550,000	2,525,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(9,564,067)	$(17,183,472)	$(7,947,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(2,447,750)	5,660,263	(6,636,500)
Changes in operating assets and liabilities:
Due from broker	1,741,282	(5,792,163)	8,238,438
Interest receivable	40	6,950	(4,353)
Other assets	494,901	(67,356)	(223,365)
Management fee payable to Sponsor	11,436	(45,069)	56,952
Other liabilities	4,968	(111,563)	66,032
Net cash used in operating activities	(9,759,190)	(17,532,410)	(6,449,860)

Cash flows from financing activities:
Proceeds from sale of Shares	57,591,933	8,538,198	146,789,763
Redemption of Shares	(35,870,548)	(40,754,195)	(75,886,627)
Net cash provided by (used in) financing activities	21,721,385	(32,215,997)	70,903,136

Net change in cash and cash equivalents	11,962,195	(49,748,407)	64,453,276
Cash and cash equivalents, beginning of period	57,110,089	106,858,496	42,405,220
Cash and cash equivalents, end of period	$69,072,284	$57,110,089	$106,858,496

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Fund. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”) is 777 East Wisconsin Avenue, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the years ended December 31, the Fund recognized $183,452 in 2016, $187,264 in 2015 and $129,195 in 2014, respectively, for these services, which is recorded in custodian fees and expenses on the combined statements of operations; of this expense $44,442 in 2016, $57,714 in 2015 and $0 in 2014 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the years ended December 31, the Fund recognized $76,491 in 2016, $95,978 in 2015 and $118,508 in 2014, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of this expense $12,779 in 2016 and $0 in 2015 and $0 2014 were waived by the Sponsor.

For the year ended December 31, 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0. Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015 all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn in 2015 and 2014. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the years ended December 31, the Fund recognized $96,725 in 2016, $41,250 in 2015 and $150,086 in 2014, respectively, for these services, which is recorded in brokerage commission on the statements of operations; of this expense $0 in 2016, $18,000 in 2015 and $0 in 2014 were waived by the Sponsor.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the years ended December 31, the Fund recognized $1,550 in 2016, $1,560 in 2015 and $2,350 in 2014, respectively, for these services, which is recorded in business permits and licenses fees on the statements of operations; of this expense $1,550 in 2016, $0 in 2015 and $0 in 2014 were waived by the Sponsor.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2016, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2016, 2015 and 2014.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $692,293 and $899,313 in money market funds at December 31, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $68,382,027 in demand-deposit savings accounts on December 31, 2016. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●	Taking the current market value of its total assets and

●	Subtracting any liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the years ended December 31, the Fund recognized $936,695 in 2016, $1,034,163 in 2015 and $1,047,648 in 2014, respectively, for these expenses, which are primarily recorded in distribution and marketing fees on the statements of operations; of these amounts $275,884 in 2016, $20,000 in 2015 and $20,312 in 2014 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2016 there were $442,333 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On December 31, 2016 and 2015, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2016 and 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-19, “Technical Corrections and Improvements”. The amendments in this update represent changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. The amendments make the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments are effective for fiscal years, and interim periods with those fiscal years, for all entities beginning after December 15, 2016. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund. The Sponsor believes there will be a change in presentation of restricted cash on the statements of cash flows.

The FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That are under Common Control”. The amendments in this update alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. The new guidance amends ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, issued in February 2015. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures. The Trust and the Fund do not expect to adopt the guidance until the effective date.

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards will not apply or have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10.  Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard will not apply or have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but based on our review to date we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20. A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014, the adoption did not have a significant impact on the financial statements and disclosures of the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2016 and December 31, 2015:

December 31, 2016
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Cash equivalents	$692,293	$—	$—	$692,293

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Corn futures contracts	$1,460,800	$—	$—	$1,460,800

December 31, 2015
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$899,313	$—	$—	$899,313

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Corn futures contracts	$3,908,550	$—	$—	$3,908,550

For the years ended December 31, 2016 and 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2016 and 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2016 and 2015.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Corn futures contracts	$1,460,800	$—	$1,460,800	$—	$1,460,800	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Corn futures contracts	$3,908,550	$—	$3,908,550	$—	$3,908,550	$—

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2016

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Corn futures contracts	$(9,438,913)	$2,447,750

Year ended December 31, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Corn futures contracts	$(8,533,650)	$(5,660,263)

Year ended December 31, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Corn futures contracts	$(11,085,713)	$6,636,500

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $71.6 million in 2016, $71 million in 2015 and $106.4 million in 2014.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2016, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Net asset value at beginning of period	$21.24	$26.62	$30.64
From investment operations:
Investment income	0.11	0.05	0.01
Net realized and unrealized loss on commodity futures contracts	(1.75)	(4.46)	(3.01)
Total net expenses	(0.83)	(0.97)	(1.02)
Net decrease in net asset value	(2.47)	(5.38)	(4.02)
Net asset value at end of period	$18.77	$21.24	$26.62
Total Return	(11.63)%	(20.21)%	(13.12)%
Ratios to Average Net Assets
Total expenses	4.74%	4.15%	3.37%
Total expense, net	4.13%	4.03%	3.57%
Net investment loss	(3.58)%	(3.84)%	(3.54)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Corn Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2016 and 2015.

	First	Second	Third	Fourth
	Quarter 2016	Quarter 2016	Quarter 2016	Quarter 2016
Total Income (Loss)	$(2,166,864)	$190,068	$(5,440,285)	$822,596
Total Expenses	$773,352	$700,320	$878,103	$1,060,142
Total Expenses, net	$773,352	$700,320	$743,942	$751,970
Net Income (Loss)	$(2,940,216)	$(510,252)	$(6,184,227)	$70,626
Net Income (Loss) per share	$(1.05)	$0.15	$(1.63)	$0.06

	First	Second	Third	Fourth
	Quarter 2015	Quarter 2015	Quarter 2015	Quarter 2015
Total (Loss) Income	$(5,644,150)	$4,832,415	$(7,309,990)	$(5,925,283)
Total Expenses	$773,054	$767,280	$830,024	$862,174
Total Expenses, net	$773,054	$767,280	$813,440	$782,690
Net (Loss) Income	$(6,417,204)	$4,065,135	$(8,123,430)	$(6,707,973)
Net (Loss) Income per share	$(1.87)	$1.13	$(2.34)	$(2.30)

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Soybean Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Soybean Fund (the “Fund”), including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Soybean Fund as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2017

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Soybean Fund

We have audited the internal control over financial reporting of Teucrium Soybean Fund (the “Fund”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Fund as of and for the year ended December 31, 2016, and our report dated March 16, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2017

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$12,300,383	$5,937,824
Interest receivable	38	51
Restricted cash	77,616	142,616
Other assets	4,104	49,618
Equity in trading accounts:
Commodity futures contracts	357,500	16,175
Due from broker	170,973	604,666
Total equity in trading accounts	528,473	620,841
Total assets	12,910,614	6,750,950

Liabilities
Management fee payable to Sponsor	11,891	5,908
Other liabilities	4,598	3,828
Equity in trading accounts:
Commodity futures contracts	12,025	238,662
Total liabilities	28,514	248,398

Net assets	$12,882,100	$6,502,552

Shares outstanding	675,004	375,004

Net asset value per share	$19.08	$17.34

Market value per share	$19.10	$17.33

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2016

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $185,661)	$185,661	1.44%	185,661

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR17 (90 contracts)	$107,125	0.83%	$4,518,000
CBOT soybean futures NOV17 (91 contracts)	250,375	1.95	4,501,088
Total commodity futures contracts	$357,500	2.78%	$9,019,088

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAY17 (76 contracts)	$12,025	0.09%	$3,847,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2015

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $161,718)	$161,718	2.49%	161,718

			Notional Amount
Commodity futures contracts			(Long Exposure)
United States soybean futures contracts
CBOT soybean futures MAY16 (45 contracts)	$16,175	0.25%	$1,956,375

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR16 (52 contracts)	$30,075	0.46%	$2,247,050
CBOT soybean futures NOV16 (52 contracts)	208,587	3.21	2,295,150
Total commodity futures contracts	$238,662	3.67%	$4,542,200

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized income (loss) on commodity futures contracts	$939,088	$(1,355,738)	$(278,763)
Net change in unrealized appreciation or depreciation on commodity futures contracts	567,962	54,526	(88,150)
Interest income	65,157	13,129	1,938
Total income (loss)	1,572,207	(1,288,083)	(364,975)

Expenses
Management fees	118,439	73,362	55,964
Professional fees	113,387	148,286	92,777
Distribution and marketing fees	218,086	117,180	61,258
Custodian fees and expenses	34,515	146,752	5,811
Business permits and licenses fees	18,288	16,608	22,120
General and administrative expenses	32,260	21,654	10,923
Brokerage commissions	1,507	6,043	2,376
Other expenses	10,111	4,465	6,679
Total expenses	546,593	534,350	257,908

Expenses waived by the Sponsor	(68,914)	(304,609)	(65,617)
Reimbursement of expenses previously waived	—	—	25,139

Total expenses, net	477,679	229,741	217,430

Net income (loss)	$1,094,528	$(1,517,824)	$(582,405)

Net income (loss) per share	$1.74	$(3.45)	$(2.16)
Net income (loss) per weighted average share	$1.76	$(3.93)	$(2.31)
Weighted average shares outstanding	623,023	386,237	251,648

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Operations
Net income (loss)	$1,094,528	$(1,517,824)	$(582,405)
Capital transactions
Issuance of Shares	9,190,140	2,478,439	10,769,361
Redemption of Shares	(3,905,120)	(6,414,212)	(2,247,779)
Total capital transactions	5,285,020	(3,935,773)	8,521,582
Net change in net assets	6,379,548	(5,453,597)	7,939,177

Net assets, beginning of period	$6,502,552	$11,956,149	$4,016,972

Net asset, end of period	$12,882,100	$6,502,552	$11,956,149

Net asset value per share at beginning of period	$17.34	$20.79	$22.95

Net asset value per share at end of period	$19.08	$17.34	$20.79

Creation of Shares	500,000	125,000	500,000
Redemption of Shares	200,000	325,000	100,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net income (loss)	$1,094,528	$(1,517,824)	$(582,405)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(567,962)	(54,526)	88,150
Changes in operating assets and liabilities:
Due from broker	433,693	97,434	(301,348)
Interest receivable	13	735	(528)
Restricted cash	65,000	(142,616)	—
Other assets	45,514	(7,806)	3,688
Management fee payable to Sponsor	5,983	(4,538)	6,955
Other liabilities	770	(3,050)	3,903
Net cash provided by (used in) operating activities	1,077,539	(1,632,191)	(781,585)

Cash flows from financing activities:
Proceeds from sale of Shares	9,190,140	2,478,439	10,769,361
Redemption of Shares	(3,905,120)	(6,414,212)	(2,247,779)
Net cash provided by (used in) financing activities	5,285,020	(3,935,773)	8,521,582

Net change in cash and cash equivalents	6,362,559	(5,567,964)	7,739,997
Cash and cash equivalents, beginning of period	5,937,824	11,505,788	3,765,791
Cash and cash equivalents, end of period	$12,300,383	$5,937,824	$11,505,788

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Fund. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 777 East Wisconsin Avenue, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the year ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and USBFS. For the years ended December 31, the Fund recognized $34,515 in 2016, $146,752 in 2015 and $5,811 in 2014, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of this expense $0 in 2016, $146,752 in 2015 and $1,140 in 2014 were waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the years ended December 31, the Fund recognized $13,720 in 2016, $11,704 in 2015 and $5,621 in 2014, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of this expense $0 in 2016, $6,242 in 2015 and $1,943 in 2014 were waived by the Sponsor.

For the year ended December 31, 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0. Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015 all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn in 2015 and 2014. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the years ended December 31, the Fund recognized $1,507 in 2016, $6,043 in 2015 and $2,376 in 2014, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and was paid by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the years ended December 31, the Fund recognized $257 in 2016, $403 in 2015 and $104 in 2014, respectively, for these services, which is recorded in business permits and licenses fees on the statements of operations; of this expense $257 in 2016, $403 in 2015 and $0 in 2014 was waived by the Sponsor.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2016, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2016, 2015 and 2014.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $185,661 and $161,718 in money market funds at December 31, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $12,115,082 in demand-deposit savings accounts as of December 31, 2016. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●	Taking the current market value of its total assets and

●	Subtracting any liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the years ended December 31, the Fund recognized $169,614 in 2016, $124,331 in 2015 and $49,492 in 2014, respectively, such expenses, which are primarily included as distribution and marketing fees on the statements of operations; of these amounts $10,720 in 2016, $49,086 in 2015 and $12,915 in 2014 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2016, there were $68,914 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On December 31, 2016 and 2015, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2016 and 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-19, “Technical Corrections and Improvements”. The amendments in this update represent changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. The amendments make the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments are effective for fiscal years, and interim periods with those fiscal years, for all entities beginning after December 15, 2016. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund. The Sponsor believes there will be a change in presentation of restricted cash on the statements of cash flows.

The FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That are under Common Control”. The amendments in this update alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. The new guidance amends ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, issued in February 2015. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures. The Trust and the Fund do not expect to adopt the guidance until the effective date.

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10.  Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards will not apply or have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10.  Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard will not apply or have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but based on our review to date we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20. A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014, the adoption did not have a significant impact on the financial statements and disclosures of the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2016 and December 31, 2015:

December 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Cash equivalents	$185,661	$—	$—	$185,661
Soybean futures contracts	357,500	—	—	357,500
Total	$543,161	$—	$—	$543,161

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2016
Soybean futures contracts	$12,025	$—	$—	$12,025

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$161,718	$—	$—	$161,718
Soybean futures contracts	16,175	—	—	16,175
Total	$177,893	$—	$—	$177,893

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Soybean futures contracts	$238,662	$—	$—	$238,662

For the years ended December 31, 2016 and 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For years ended December 31, 2016 and 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2016 and 2015.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Soybean futures contracts	$357,500	$—	$357,500	$12,025	$—	$345,475

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$12,025	$—	$12,025	$12,025	$—	$—

Offsetting of Financial Assets and Derivative Assets as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Soybean futures contracts	$16,175	$—	$16,175	$16,175	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$238,662	$—	$238,662	$16,175	$222,487	$—

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2016

		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Soybean futures contracts	$939,088	$567,962

Year ended December 31, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Soybean futures contracts	$(1,355,738)	$54,526

Year ended December 31, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Soybean futures contracts	$(278,763)	$(88,150)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $12.1 million in 2016, $7.1 million in 2015 and $7.9 million in 2014.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2016, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Net asset value at beginning of period	$17.34	$20.79	$22.95
From investment operations:
Investment income	0.10	0.03	0.01
Net realized and unrealized gain (loss) on commodity futures contracts	2.41	(2.89)	(1.31)
Total net expenses	(0.77)	(0.59)	(0.86)
Net increase (decrease) in net asset value	1.74	(3.45)	(2.16)
Net asset value at end of period	$19.08	$17.34	$20.79
Total Return	10.03%	(16.59)%	(9.41)%
Ratios to Average Net Assets
Total expenses	4.61%	7.31%	4.59%
Total expense, net	4.03%	3.14%	3.87%
Net investment loss	(3.48)%	(2.96)%	(3.83)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Soybean Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2016 and 2015.

	First	Second	Third	Fourth
	Quarter 2016	Quarter 2016	Quarter 2016	Quarter 2016
Total Income (Loss)	$456,077	$2,124,042	$(1,566,866)	$558,954
Total Expenses	$86,484	$122,710	$189,647	$147,752
Total Expenses, net	$86,484	$122,710	$126,534	$141,951
Net Income (Loss)	$369,593	$2,001,332	$(1,693,400)	$417,003
Net Income (Loss) per share	$0.68	$3.35	$(2.84)	$0.55

	First	Second	Third	Fourth
	Quarter 2015	Quarter 2015	Quarter 2015	Quarter 2015
Total (Loss) Income	$(526,088)	$387,766	$(974,019)	$(175,741)
Total Expenses	$92,839	$112,600	$199,526	$129,385
Total Expenses, net	$43,689	$47,578	$69,975	$68,499
Net (Loss) Income	$(569,777)	$340,188	$(1,043,994)	$(244,241)
Net (Loss) Income per share	$(1.17)	$0.98	$(2.62)	$(0.64)

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the period-ended December 31, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

As of this filing, $13,000 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank.  The balance for Restricted Cash is $61,068 as of this filing.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Sugar Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Sugar Fund (the “Fund”), including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Sugar Fund as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2017

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Sugar Fund

We have audited the internal control over financial reporting of Teucrium Sugar Fund (the “Fund”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Fund as of and for the year ended December 31, 2016, and our report dated March 16, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2017

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$5,016,531	$4,932,791
Interest receivable	51	49
Restricted cash	74,068	142,457
Other assets	4,435	11,942
Equity in trading accounts:
Commodity futures contracts	185,147	364,056
Due from broker	565,281	58,431
Total equity in trading accounts	750,428	422,487
Total assets	5,845,513	5,509,726

Liabilities
Other liabilities	—	1,063
Equity in trading accounts:
Commodity futures contracts	331,542	—
Total liabilities	331,542	1,063

Net assets	$5,513,971	$5,508,663

Shares outstanding	425,004	550,004

Net asset value per share	$12.97	$10.02

Market value per share	$13.00	$10.06

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2016

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $125,182)	$125,182	2.27%	125,182

Notional Amount
(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR18 (93 contracts)	$185,147	3.36%	$1,935,293

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY17 (89 contracts)	$105,829	1.92%	$1,918,840
ICE sugar futures JUL17 (79 contracts)	225,713	4.09	1,667,848
Total commodity futures contracts	$331,542	6.01%	$3,586,688

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2015

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $297,460)	$297,460	5.40%	297,460

			Notional Amount
			(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY16 (115 contracts)	$151,973	2.76%	$1,921,696
ICE sugar futures JUL16 (101 contracts)	199,517	3.62	1,656,077
ICE sugar futures MAR17 (114 contracts)	12,566	0.23	1,927,968
Total commodity futures contracts	$364,056	6.61%	$5,505,741

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$1,967,694	$(1,279,891)	$(131,410)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(510,451)	868,011	(320,555)
Interest income	32,048	7,670	813
Total income (loss)	1,489,291	(404,210)	(451,152)

Expenses
Management fees	56,277	35,486	27,285
Professional fees	46,951	65,660	71,226
Distribution and marketing fees	115,498	55,723	37,936
Custodian fees and expenses	18,575	139,745	3,965
Business permits and licenses fees	18,524	15,726	13,066
General and administrative expenses	17,542	8,732	12,278
Brokerage commissions	8,681	4,000	3,000
Other expenses	6,261	2,751	2,350
Total expenses	288,309	327,823	171,106

Expenses waived by the Sponsor	(148,281)	(256,227)	(119,696)

Total expenses, net	140,028	71,596	51,410

Net income (loss)	$1,349,263	$(475,806)	$(502,562)

Net income (loss) income per share	$2.95	$(1.81)	$(2.27)
Net income (loss) income per weighted average share	$2.66	$(1.28)	$(2.56)
Weighted average shares outstanding	507,654	373,018	195,963

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Operations
Net income (loss)	$1,349,263	$(475,806)	$(502,562)
Capital transactions
Issuance of Shares	2,805,578	3,767,602	1,067,083
Redemption of Shares	(4,149,533)	(444,345)	(371,712)
Total capital transactions	(1,343,955)	3,323,257	695,371
Net change in net assets	5,308	2,847,451	192,809

Net assets, beginning of period	$5,508,663	$2,661,212	$2,468,403

Net assets, end of period	$5,513,971	$5,508,663	$2,661,212

Net asset value per share at beginning of period	$10.02	$11.83	$14.10

At end of period	$12.97	$10.02	$11.83

Creation of Shares	250,000	375,000	75,000
Redemption of Shares	375,000	50,000	25,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net income (loss)	$1,349,263	$(475,806)	$(502,562)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	510,451	(868,011)	320,555
Changes in operating assets and liabilities:
Due from broker	(506,850)	591,700	(388,444)
Interest receivable	(2)	124	(14)
Restricted cash	68,389	(142,457)	—
Other assets	7,507	14,077	(2,376)
Other liabilities	(1,063)	569	431
Net cash provided by (used in) operating activities	1,427,695	(879,804)	(572,410)

Cash flows from financing activities:
Proceeds from sale of Shares	2,805,578	3,767,602	1,067,083
Redemption of Shares	(4,149,533)	(444,345)	(371,712)
Net cash (used in) provided by financing activities	(1,343,955)	3,323,257	695,371

Net change in cash and cash equivalents	83,740	2,443,453	122,961
Cash and cash equivalents, beginning of period	4,932,791	2,489,338	2,366,377
Cash and cash equivalents, end of period	$5,016,531	$4,932,791	$2,489,338

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Fund. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 777 East Wisconsin Avenue, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the year ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and USBFS. For the years ended December 31, the Fund recognized $18,575 in 2016, $139,745 in 2015 and $3,965 in 2014, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of this expense $13,118 in 2016, $139,745 in 2015 and $3,965 in 2014 was waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the years ended December 31, the Fund recognized $8,094 in 2016, $4,354 in 2015 and $2,842 in 2014, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of this expense $5,535 in 2016, $2,770 in 2015 and $2,842 in 2014 was waived by the Sponsor.

For the year ended December 31, 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0. Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015 all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn in 2015 and 2014. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the years ended December 31, the Fund recognized $8,681 in 2016, $4,000 in 2015 and $3,000 in 2014, respectively, for these services, which is recorded in brokerage commissions on the statements of operations; of this expense $0 in 2016, $4,000 in 2015 and $0 in 2014 was waived by the Sponsor.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the years ended December 31, the Fund recognized $133 in 2016, $130 in 2015 and $52 in 2014, respectively, for these services, which is recorded in business permits and licenses fees on the statements of operations; this expense was waived by the Sponsor for all years presented.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of and for the years ended December 31, 2016, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2016, 2015 and 2014.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $125,182 and $297,460 in money market funds at December 31, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $4,891,490 in a demand-deposit savings account on December 31, 2016. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●	Taking the current market value of its total assets and

●	Subtracting any liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the years ended December 31, the Fund recognized $102,601 in 2016, $47,236 in 2015 and $25,911 in 2014, respectively, such expenses, which are primarily included as distribution and marketing fees on the statements of operations; of these amounts, $71,311 in 2016, $33,483 in 2015 and $25,845 in 2014 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2016, there were $148,281 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On December 31, 2016 and 2015, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2016 and 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-19, “Technical Corrections and Improvements”. The amendments in this update represent changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. The amendments make the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments are effective for fiscal years, and interim periods with those fiscal years, for all entities beginning after December 15, 2016. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund. The Sponsor believes there will be a change in presentation of restricted cash on the statements of cash flows.

The FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That are under Common Control”. The amendments in this update alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. The new guidance amends ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, issued in February 2015. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures. The Trust and the Fund do not expect to adopt the guidance until the effective date.

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10.  Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards will not apply or have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10.  Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard will not apply or have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but based on our review to date we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20. A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014, the adoption did not have a significant impact on the financial statements and disclosures of the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2016 and December 31, 2015.

December 31, 2016

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Cash equivalents	$125,182	$—	$—	$125,182
Sugar futures contracts	185,147	—	—	185,147
Total	$310,329	$—	$—	$310,329

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Sugar futures contracts	$331,542	$—	$—	$331,542

December 31, 2015

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Cash equivalents	$297,460	$—	$—	$297,460
Sugar futures contracts	364,056	—	—	364,056
Total	$661,516	$—	$—	$661,516

For the years ended December 31, 2016 and 2015, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2016 and 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2016 and 2015.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities

Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Sugar futures contracts	$185,147	$—	$185,147	$185,147	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities

Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$331,542	$—	$331,542	$185,147	$146,395	$—

Offsetting of Financial Assets and Derivative Assets as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities

Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Sugar futures contracts	$364,056	$—	$364,056	$—	$—	$364,056

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2016

	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contacts
Commodity Price
Sugar futures contracts	$1,967,694	$(510,451)

Year ended December 31, 2015

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contacts
Commodity Price
Sugar futures contracts	$(1,279,891)	$868,011

Year ended December 31, 2014

	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contacts
Commodity Price
Sugar futures contracts	$(131,410)	$(320,555)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $6.1 million in 2016, $4.1 million in 2015 and $2.7 million in 2014.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2016, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Net asset value at beginning of period	$10.02	$11.83	$14.10
From investment operations:
Investment income	0.06	0.02	—
Net realized and unrealized gain (loss) on commodity futures contracts	3.17	(1.64)	(2.01)
Total net expenses	(0.28)	(0.19)	(0.26)
Net increase (decrease) in net asset value	2.95	(1.81)	(2.27)
Net asset value at end of period	$12.97	$10.02	$11.83
Total Return	29.44%	(15.30)%	(16.10)%
Ratios to Average Net Assets
Total expenses	4.72%	9.16%	6.26%
Total expense, net	2.29%	2.00%	1.88%
Net investment loss	(1.77)%	(1.79)%	(1.85)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Sugar Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2016 and 2015.

	First	Second	Third	Fourth
	Quarter 2016	Quarter 2016	Quarter 2016	Quarter 2016
Total Income (Loss)	$1,628	$1,344,301	$939,912	$(796,550)
Total Expenses	$42,333	$93,020	$88,916	$64,040
Total Expenses, net	$27,353	$34,614	$40,873	$37,188
Net (Loss) Income	$(25,725)	$1,309,687	$899,039	$(833,738)
Net Income (Loss) per share	$0.51	$2.39	$1.73	$(1.68)

	First	Second	Third	Fourth
	Quarter 2015	Quarter 2015	Quarter 2015	Quarter 2015
Total (Loss) Income	$(551,776)	$(90,123)	$(328,266)	$565,955
Total Expenses	$28,517	$86,939	$128,825	$83,542
Total Expenses, net	$12,101	$15,530	$19,472	$24,493
Net (Loss) Income	$(563,877)	$(105,653)	$(347,738)	$541,462
Net (Loss) Income per share	$(2.27)	$(0.07)	$(0.74)	$1.27

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the period-ended December 31, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

As of this filing, $14,000 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank.  The balance for Restricted Cash is $63,616 as of this filing.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Wheat Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Wheat Fund (the “Fund”), including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Wheat Fund as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2017

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Wheat Fund

We have audited the internal control over financial reporting of Teucrium Wheat Fund (the “Fund”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Fund as of and for the year ended December 31, 2016, and our report dated March 16, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2017

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2016	December 31, 2015
Assets

Cash and cash equivalents	$58,931,911	$24,579,091
Interest receivable	279	297
Restricted cash	—	22,610
Other assets	7,637	153,564
Equity in trading accounts:
Due from broker	7,381,706	3,721,388
Total assets	66,321,533	28,476,950

Liabilities
Management fee payable to Sponsor	52,145	23,226
Other liabilities	3,041	—
Equity in trading accounts:
Commodity futures contracts	3,921,588	1,924,464
Total liabilities	3,976,774	1,947,690

Net assets	$62,344,759	$26,529,260

Shares outstanding	9,050,004	2,900,004

Net asset value per share	$6.89	$9.15

Market value per share	$6.88	$9.14

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2016

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $406,927)	$406,927	0.65%	406,927

			Notional Amount
Description: Liabilities	Fair Value	Percentage of Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY17 (1,037 contracts)	$1,011,350	1.62%	$21,802,925
CBOT wheat futures JUL17 (861 contracts)	213,963	0.34	18,694,463
CBOT wheat futures DEC17 (939 contracts)	2,696,275	4.33	21,831,750
Total commodity futures contracts	$3,921,588	6.29%	$62,329,138

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

December 31, 2015

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $1,179,366)	$1,179,336	4.45%	1,179,336

			Notional Amount
Description: Liabilities	Fair Value	Percentage of Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY16 (390 contracts)	$379,713	1.43%	$9,291,750
CBOT wheat futures JUL16 (330 contracts)	331,313	1.25	7,973,625
CBOT wheat futures DEC16 (366 contracts)	1,213,438	4.57	9,287,250
Total commodity futures contracts	$1,924,464	7.25%	$26,552,625

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(9,631,400)	$(4,559,863)	$(2,486,162)
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,997,125)	(2,640,963)	1,415,175
Interest income	231,598	54,109	9,064
Total loss	(11,396,927)	(7,146,717)	(1,061,923)

Expenses
Management fees	415,147	254,597	183,042
Professional fees	319,007	213,241	161,791
Distribution and marketing fees	777,708	374,436	237,457
Custodian fees and expenses	120,829	171,747	11,175
Business permits and licenses fees	39,116	13,803	26,622
General and administrative expenses	91,644	66,012	24,564
Brokerage commissions	48,209	20,561	15,896
Other expenses	42,922	7,307	10,960
Total expenses	1,854,582	1,121,704	671,507

Expenses waived by the Sponsor	(140,028)	(130,716)	(31,697)
Reimbursement of expenses previously waived	—	—	46,302

Total expenses, net	1,714,554	990,988	686,112

Net loss	$(13,111,481)	$(8,137,705)	$(1,748,035)

Net loss per share	$(2.26)	$(3.57)	$(2.12)
Net loss per weighted average share	$(2.45)	$(3.29)	$(1.24)
Weighted average shares outstanding	5,340,851	2,470,483	1,408,223

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Operations
Net loss	$(13,111,481)	$(8,137,705)	$(1,748,035)
Capital transactions
Issuance of Shares	51,690,600	18,019,705	34,552,580
Redemption of Shares	(2,763,620)	(5,616,197)	(17,589,175)
Total capital transactions	48,926,980	12,403,508	16,963,405
Net change in net assets	35,815,499	4,265,803	15,215,370

Net assets, beginning of period	$26,529,260	$22,263,457	$7,048,087

Net assets, end of period	$62,344,759	$26,529,260	$22,263,457

Net asset value per share at beginning of period	$9.15	$12.72	$14.84

At end of period	$6.89	$9.15	$12.72

Creation of Shares	6,475,000	1,675,000	2,575,000
Redemption of Shares	325,000	525,000	1,300,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(13,111,481)	$(8,137,705)	$(1,748,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	1,997,125	2,640,963	(1,415,175)
Changes in operating assets and liabilities:
Due from broker	(3,660,318)	(3,721,388)	1,253,668
Interest receivable	17	1,410	(1,257)
Restricted cash	22,610	(22,610)	—
Other assets	145,927	(76,816)	(26,188)
Due to broker	—	(60,805)	60,805
Management fee payable to Sponsor	28,919	645	16,491
Other liabilities	3,041	(16,479)	13,015
Net cash used in operating activities	(14,574,160)	(9,392,785)	(1,846,676)

Cash flows from financing activities:
Proceeds from sale of Shares	51,690,600	18,019,705	34,552,580
Redemption of Shares	(2,763,620)	(5,616,197)	(17,589,175)
Net cash provided by financing activities	48,926,980	12,403,508	16,963,405

Net change in cash and cash equivalents	34,352,820	3,010,723	15,116,729
Cash and cash equivalents, beginning of period	24,579,091	21,568,368	6,451,639
Cash and cash equivalents, end of period	$58,931,911	$24,579,091	$21,568,368

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Fund. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 777 East Wisconsin Avenue, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund.  For the year ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and USBFS. For the years ended December 31, the Fund recognized $120,829 in 2016, $171,747 in 2015 and $11,175 in 2014, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of this expense $2,000 in 2016, $60,512 in 2015 and $0 in 2014 was waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the years ended December 31, the Fund recognized $48,516 in 2016, $35,804 in 2015 and $22,146 in 2014, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of this expense $570 in 2016, $0 in 2015 and $0 in 2014 was waived by the Sponsor.

For the year ended December 31, 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0.  Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015 all futures contracts and residual cash balances held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn in 2015 and 2014. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the years ended December 31, the Fund recognized $48,209 in 2016, $20,561 in 2015 and $15,896 in 2014, respectively, for these services, which is recorded in brokerage commissions on the statements of operations; of this expense $0 in 2016, $4,000 in 2015 and $0 in 2014 was waived by the Sponsor.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the years ended December 31, the Fund recognized $1,078 in 2016, $885 in 2015 and $687 in 2014, respectively, for these services, which is recorded in business permits and licenses fees on the statements of operations; of this expense $1,078 in 2016, $0 in 2015 and $0 in 2014 were waived by the Sponsor.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2016, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2016, 2015 and 2014.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $406,927 and $1,179,336 in money market funds at December 31, 2016 and December 31, 2015, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $58,526,678 in a demand-deposit savings account on December 31, 2016. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●	Taking the current market value of its total assets and

●	Subtracting any liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the years ended December 31, the Fund recognized $602,637 in 2016, $382,178 in 2015 and $193,111 in 2014, respectively, such expenses, which are primarily recorded in distribution and marketing fees on the statements of operations; of these amounts $87,767 in 2016, $22,364 in 2015 and $5,100 in 2014 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2016, there were $140,028 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On December 31, 2016 and 2015, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

For the quarter ended June 30, 2015, Wheat Futures Contracts traded on the CBOT due to settle on December 14, 2016 (the “DEC16 Wheat Contracts”) did not, in the opinion of the Trust and WEAT, trade in an actively traded futures market as defined in the policy of the Trust and WEAT for the entire period during which they were held. Accordingly, the Trust and WEAT classified these as a Level 2 asset, The DEC16 Wheat Contracts were, in the opinion of the Trust and WEAT, fairly valued at settlement on June 30, 2015. The value of the contracts were $1,178,088, the balance transferred back to a Level 1 asset for the quarter ended September 30, 2015.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-19, “Technical Corrections and Improvements”. The amendments in this update represent changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. The amendments make the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments are effective for fiscal years, and interim periods with those fiscal years, for all entities beginning after December 15, 2016. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund. The Sponsor believes there will be a change in presentation of restricted cash on the statements of cash flows.

The FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That are under Common Control”. The amendments in this update alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. The new guidance amends ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, issued in February 2015. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures. The Trust and the Fund do not expect to adopt the guidance until the effective date.

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10.  Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards will not apply or have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10.  Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard will not apply or have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but based on our review to date we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20. A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014, the adoption did not have a significant impact on the financial statements and disclosures of the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2016 and December 31, 2015:

December 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Cash equivalents	$406,927	$—	$—	$406,927

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2016
Wheat futures contracts	$3,921,588	$—	$—	$3,921,588

December 31, 2015

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2015
Cash equivalents	$1,179,336	$—	$—	$1,179,336

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2015
Wheat futures contracts	$1,924,464	$—	$—	$1,924,464

For the year ended December 31, 2016, the Fund did not have any transfers between any of the level of the fair value hierarchy.

Transfers into and out of each level of the fair value hierarchy for the DEC15 Wheat Contracts, for the period from January 1, 2015 through December 31, 2015 were as follows:

	Transfers	Transfers	Transfers	Transfers	Transfers	Transfers
	into	out of	into	out of	into	out of
	Level 1	Level 1	Level 2	Level 2	Level 3	Level 3
Assets (at fair value)
Derivative contracts
Wheat future contracts	$1,178,088	$1,178,088	$1,178,088	$1,178,088	$—	$—

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2016 and 2015, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2016 and 2015.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Wheat futures contracts	$3,921,588	$—	$3,921,588	$—	$3,921,588	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2015

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Wheat futures contracts	$1,924,464	$—	$1,924,464	$—	$1,924,464	$—

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2016

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Wheat futures contracts	$(9,631,400)	$(1,997,125)

Year ended December 31, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Wheat futures contracts	$(4,559,863)	$(2,640,963)

Year ended December 31, 2014

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Wheat futures contracts	$(2,486,162)	$1,415,175

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $42.5 million in 2016, $26.6 million in 2015 and $22.5 million in 2014.

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2016, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Net asset value at beginning of period	$9.15	$12.72	14.84
From investment operations:
Investment income	0.04	0.02	0.01
Net realized and unrealized loss on commodity futures contracts	(1.98)	(3.19)	(1.64)
Total net expenses	(0.32)	(0.40)	(0.49)
Net decrease in net asset value	(2.26)	(3.57)	(2.12)
Net asset value at end of period	$6.89	$9.15	12.72
Total Return	(24.70)%	(28.07)%	(14.29)%
Ratios to Average Net Assets
Total expenses	4.47%	4.40%	3.66%
Total expense, net	4.13%	3.89%	3.74%
Net investment loss	(3.57)%	(3.67)%	(3.69)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Wheat Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2016 and 2015.

	First	Second	Third	Fourth
	Quarter 2016	Quarter 2016	Quarter 2016	Quarter 2016
Total Loss	$(139,504)	$(2,771,883)	$(6,298,223)	$(2,187,317)
Total Expenses	$265,750	$309,403	$608,506	$670,923
Total Expenses, net	$265,750	$309,403	$558,990	$580,411
Net Loss	$(405,254)	$(3,081,286)	$(6,857,213)	$(2,767,728)
Net Loss per share	$(0.14)	$(0.79)	$(1.03)	$(0.30)

	First	Second	Third	Fourth
	Quarter 2015	Quarter 2015	Quarter 2015	Quarter 2015
Total (Loss) Income	$(2,895,379)	$3,883,225	$(5,771,360)	$(2,363,203)
Total Expenses	$186,713	$253,786	$307,481	$373,724
Total Expenses, net	$172,413	$236,786	$296,607	$285,182
Net (Loss) Income	$(3,067,792)	$3,646,439	$(6,067,967)	$(2,648,385)
Net (Loss) Income per share	$(1.81)	$1.30	$(2.13)	$(0.93)

Note 8 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Agricultural Fund

We have audited the accompanying statements of assets and liabilities of Teucrium Agricultural Fund (the “Fund”), including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teucrium Agricultural Fund as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2017

173

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

Teucrium Agricultural Fund

We have audited the internal control over financial reporting of Teucrium Agricultural Fund (the “Fund”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Fund as of and for the year ended December 31, 2016, and our report dated March 16, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2017

174

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2016	December 31, 2015

Assets
Cash equivalents	$2,360	$1,815
Interest receivable	1	—
Other assets	508	2,974
Equity in trading accounts:
Investments in securities, at fair value (cost $2,033,919 and $2,126,379 as of December 31, 2016 and December 31, 2015, respectively)	1,313,554	1,324,601
Total assets	1,316,423	1,329,390

Liabilities
Other liabilities	53	—

Net assets	$1,316,370	$1,329,390

Shares outstanding	50,002	50,002

Net asset value per share	$26.33	$26.59

Market value per share	$25.68	$26.47

The accompanying notes are an integral part of these financial statements.

175

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2016

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$323,979	24.61%	17,258
Teucrium Soybean Fund	315,486	23.97	16,531
Teucrium Sugar Fund	342,822	26.04	26,424
Teucrium Wheat Fund	331,267	25.17	48,087
Total exchange-traded funds (cost $2,033,919)	$1,313,554	99.79%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $2,360)	$2,360	0.18%	2,360

The accompanying notes are an integral part of these financial statements.

176

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

177

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(87,644)	$(266,180)	$(183,067)
Net change in unrealized appreciation or depreciation on securities	81,413	(50,002)	(51,434)
Interest income (loss)	11	(4)	(8)
Total loss	(6,220)	(316,186)	(234,509)

Expenses
Professional fees	12,160	25,101	34,828
Distribution and marketing fees	15,738	16,253	20,981
Custodian fees and expenses	2,566	133,965	1,506
Business permits and licenses fees	12,141	15,540	19,036
General and administrative expenses	1,873	8,732	9,092
Brokerage commissions	223	—	—
Other expenses	558	645	854
Total expenses	45,259	200,236	86,297

Expenses waived by the Sponsor	(38,459)	(193,063)	(77,113)

Total expenses, net	6,800	7,173	9,184

Net loss	$(13,020)	$(323,359)	$(243,693)

Net loss per share	$(0.26)	$(6.46)	$(4.88)
Net loss per weighted average share	$(0.26)	$(6.47)	$(4.87)
Weighted average shares outstanding	50,002	50,002	50,002

The accompanying notes are an integral part of these financial statements.

178

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Operations
Net loss	$(13,020)	$(323,359)	$(243,693)
Net change in net assets	(13,020)	(323,359)	(243,693)

Net assets, beginning of period	$1,329,390	$1,652,749	$1,896,442

Net assets, end of period	$1,316,370	$1,329,390	$1,652,749

Net asset value per share at beginning of period	$26.59	$33.05	$37.93

Net asset value per share at end of period	$26.33	$26.59	$33.05

Creation of Shares	—	—	—
Redemption of Shares	—	—	—

The accompanying notes are an integral part of these financial statements.

179

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(13,020)	$(323,359)	$(243,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on securities	(81,413)	50,002	51,434
Changes in operating assets and liabilities:
Net sale of investments in securities	92,460	266,498	192,461
Interest receivable	(1)
Other assets	2,466	7,027	(1,435)
Other liabilities	53	—	—
Net cash provided by (used in) operating activities	545	168	(1,233)

Net change in cash equivalents	545	168	(1,233)
Cash equivalents, beginning of period	1,815	1,647	2,880
Cash equivalents, end of period	$2,360	$1,815	$1,647

The accompanying notes are an integral part of these financial statements.

180

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

While the Fund expects to maintain substantially all of its assets in shares of the Underlying Funds at all times, the Fund may hold some residual amount of assets in obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). The Underlying Funds invest in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy their expected current or potential margin or collateral obligations with respect to their investments in Commodity Interests. After fulfilling such margin and collateral requirements, the Underlying Funds will invest the remainder of the proceeds from the sale of baskets in Treasury Securities or cash equivalents, and/or merely hold such assets in cash. Therefore, the focus of the Sponsor in managing the Underlying Funds is investing in Commodity Interests and in Treasury Securities, cash and/or cash equivalents. The Fund and Underlying Funds will earn interest income from the Treasury Securities and/or cash equivalents that it purchases and on the cash it holds through the Fund’s custodian.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Fund. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 777 East Wisconsin Avenue, Milwaukee, Wi, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the years ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and U.S. Bank. For the years ended December 31, the Fund recognized $2,566 in 2016, $133,965 in 2015 and $1,506 in 2014, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of this expense $2,175 in 2016, $133,965 in 2015 and $1,506 in 2014 was waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the years ended December 31, the Fund recognized $1,119 in 2016, $1,240 in 2015 and $1,850 in 2014, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of this expense $931 in 2016, $1,240 in 2015 and $1,850 in 2015 was waived by the Sponsor.

For the year ended December 31, 2014, Newedge USA, LLC (“Newedge USA”) served as the Funds’ futures commission merchant (“FCM”) and primary clearing broker to execute and clear the Funds’ futures transactions and provide other brokerage-related services.  In 2014, the Funds introduced the use of Jefferies LLC (“Jefferies”), for the execution and clearing of the Funds’ futures and options, if any, on futures transactions. On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SG Americas Securities, LLC (“SG”), with the latter as the surviving entity. On February 6, 2015 Jefferies LLC (“Jefferies”) became the Funds’ FCM and primary clearing broker. All futures contracts held by SG were transferred to Jefferies on that date. As of February 23, 2015 all residual cash balances held at SG had been transferred to Jefferies and the balance in all SG accounts was $0. Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) replaced Jefferies as the Underlying Funds’ FCM and the clearing broker to execute and clear the Underlying Fund’s futures and provide other brokerage-related services. As of June 4, 2015 all futures contracts and residual cash balances of the Underlying Funds held at Jefferies had been transferred to ED&F Man and the balance in all Jefferies accounts was $0.

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn in 2015 and 2014. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. The Bank of New York Mellon serves as the broker for the Fund. For the years ended December 31, the Fund recognized $223 in 2016, $0 in 2015 and $0 in 2014, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and was paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the years ended December 31, the Fund recognized $21 in 2016, $24 in 2015 and $29 in 2014, respectively, for these services, which is recorded in business permits and licenses fees on the statements of operations; the total expense recognized in each year was waived by the Sponsor.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2013 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2016, 2015, 2014 and 2013. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2016, 2015 and 2014.

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

Effective August 2, 2012, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there can be no further redemptions until additional shares are created.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $2,360 and $1,815 in money market funds at December 31, 2016 and December 31, 2015, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

Calculation of Net Asset Value

The Fund’s NAV is calculated by:

●	Taking the current market value of its total assets and

●	Subtracting any liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the years ended December 31, the Fund recognized $14,004 in 2016, $13,329 in 2015 and $16,234 in 2014, respectively, such expenses, which are primarily recorded in distribution and marketing fees on the statements of operations; of these amounts $11,975 in 2016, $13,329 in 2015 and $16,234 in 2014 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the year ended December 31, 2016, there were $38,459 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-19, “Technical Corrections and Improvements”. The amendments in this update represent changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. The amendments make the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments are effective for fiscal years, and interim periods with those fiscal years, for all entities beginning after December 15, 2016. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund. The Sponsor believes there will be a change in presentation of restricted cash on the statements of cash flows.

The FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That are under Common Control”. The amendments in this update alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. The new guidance amends ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, issued in February 2015. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures. The Trust and the Fund do not expect to adopt the guidance until the effective date.

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Fund records income or loss from the recognition and measurement based on the change in the shares held by the Underlying Funds and from interest income under Subtopic 825-10.  Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards will not apply or have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Fund records income or loss from the recognition and measurement based on the change in the shares held by the Underlying Funds and from interest income under Subtopic 825-10.  Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards will not apply or have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but based on our review to date we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 2015-20. A significant provision of ASU 2014-08 calls for reporting as discontinued operations only those disposals that represent a strategic shift or have a major impact on the entity’s financial results and operations. The Company elected to early adopt this ASU for the year ended December 31, 2014, the adoption did not have a significant impact on the financial statements and disclosures of the Fund.

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

The determination is made as of the settlement of the underlying futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the underlying futures contracts traded on the relevant exchange for the years being reported.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2016 and December 31, 2015:

December 31, 2016

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Exchange-traded funds	$1,313,554	$—	$—	$1,313,554
Cash equivalents	2,360	—	—	2,360
Total	$1,315,914	$—	$—	$1,315,914

December 31, 2015

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Exchange-traded funds	$1,324,601	$—	$—	$1,324,601
Cash equivalents	1,815	—	—	1,815
Total	$1,326,416	$—	$—	$1,326,416

For the years ended December 31, 2016 and 2015, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2016, 2015 and 2014. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Net asset value at beginning of period	$26.59	$33.05	$37.93
From investment operations:
Net realized and unrealized loss on securities	(0.12)	(6.32)	(4.70)
Total net expenses	(0.14)	(0.14)	(0.18)
Net decrease in net asset value	(0.26)	(6.46)	(4.88)
Net asset value at end of period	$26.33	$26.59	$33.05
Total Return	(0.98)%	(19.55)%	(12.87)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.33%	13.97%	4.70%
Total expense, net	0.50%	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%	(0.50)%

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

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Agricultural Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2016 and 2015.

	First	Second	Third	Fourth
	Quarter 2016	Quarter 2016	Quarter 2016	Quarter 2016
Total Income (Loss)	$9,249	$104,911	$(78,441)	$(41,939)
Total Expenses	$21,991	$6,573	$11,603	$5,092
Total Expenses, net	$1,634	$1,760	$1,710	$1,696
Net Income (Loss)	$7,615	$103,151	$(80,151)	$(43,635)
Net Income (Loss) per share	$0.15	$2.06	$(1.60)	$(0.87)

	First	Second	Third	Fourth
	Quarter 2015	Quarter 2015	Quarter 2015	Quarter 2015
Total (Loss) Income	$(184,220)	$78,385	$(179,166)	$(31,185)
Total Expenses	$22,615	$59,576	$104,995	$13,050
Total Expenses, net	$1,925	$1,796	$1,738	$1,714
Net (Loss) Income	$(186,145)	$76,589	$(180,904)	$(32,899)
Net (Loss) Income per share	$(3.72)	$1.53	$(3.62)	$(0.65)

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2016 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

Date: March 16, 2017