Form 10-Q
period 2017-03-31
Teucrium Commodity Trust
filed 2017-05-10
CIK 1471824

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust

(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of May 8, 2017

Teucrium Corn Fund	3,625,004
Teucrium Sugar Fund	825,004
Teucrium Soybean Fund	650,004
Teucrium Wheat Fund	9,375,004
Teucrium Agricultural Fund	50,002

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

3

4

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$136,141,419	$145,323,469
Interest receivable	693	708
Restricted cash	110,684	151,684
Other assets	528,253	27,135
Equity in trading accounts:
Commodity futures contracts	3,188	542,647
Due from broker	13,594,124	13,782,616
Total equity in trading accounts	13,597,312	14,325,263
Total assets	$150,378,361	$159,828,259

Liabilities
Management fee payable to Sponsor	130,069	129,201
Other liabilities	58,014	15,916
Equity in trading accounts:
Commodity futures contracts	4,491,608	5,725,955
Total liabilities	4,679,691	5,871,072

Net Assets	$145,698,670	$153,957,187

The accompanying notes are an integral part of these financial statements.

5

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

March 31, 2017

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Fidelity Institutional Money Market Funds - Government Portfolio (cost $318,571)	$318,571	0.22%	318,571

Notional Amount
(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT soybean futures NOV17 (68 contracts)	$3,188	0.00%	$3,243,600

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL17 (1,297 contracts)	$253,000	0.17%	$24,107,988
CBOT corn futures SEP17 (1,091 contracts)	73,975	0.05	20,688,087
CBOT corn futures DEC17 (1,246 contracts)	193,575	0.13	24,187,975

United States soybean futures contracts
CBOT soybean futures JUL17 (79 contracts)	367,050	0.25	3,780,150
CBOT soybean futures NOV18 (81 contracts)	121,813	0.08	3,832,313
		0.00
United States sugar futures contracts
ICE sugar futures JUL17 (81 contracts)	339,214	0.23	1,531,354
ICE sugar futures OCT17 (69 contracts)	148,378	0.10	1,322,261
ICE sugar futures MAR18 (79 contracts)	35,728	0.02	1,559,902

United States wheat futures contracts
CBOT wheat futures JUL17 (980 contracts)	154,513	0.11	21,511,000
CBOT wheat futures SEP17 (813 contracts)	786,362	0.54	18,434,775
CBOT wheat futures DEC17 (911 contracts)	2,018,000	1.39	21,579,313
Total commodity futures contracts	$4,491,608	3.07%	$142,535,118

Exchange-traded funds*			Shares
Teucrium Corn Fund	$329,072	0.23%	17,308
Teucrium Soybean Fund	317,574	0.22	17,531
Teucrium Sugar Fund	309,875	0.21	26,274
Teucrium Wheat Fund	317,199	0.22	45,787
Total exchange-traded funds (cost $1,979,066)	$1,273,720	0.88%

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

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR17 (90 contracts)	$107,125	0.07%	$4,518,000
CBOT soybean futures NOV17 (91 contracts)	250,375	0.16	4,501,088

United States sugar futures contracts
ICE sugar futures MAR18 (93 contracts)	185,147	0.12	1,935,293
Total commodity futures contracts	$542,647	0.35%	$10,954,381

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY17 (1,438 contracts)	$50,713	0.03%	$25,704,250
CBOT corn futures JUL17 (1,207 contracts)	576,650	0.37	21,982,488
CBOT corn futures DEC17 (1,347contracts)	833,437	0.54	25,593,000

United States soybean futures contracts
CBOT soybean futures MAY17 (76 contracts)	12,025	0.01	3,847,500

United States sugar futures contracts
ICE sugar futures MAY17 (89 contracts)	105,829	0.07	1,918,840
ICE sugar futures JUL17 (79 contracts)	225,713	0.15	1,667,848

United States wheat futures contracts
CBOT wheat futures MAY17 (1,037 contracts)	1,011,350	0.66	21,802,925
CBOT wheat futures JUL17 (861 contracts)	213,963	0.14	18,694,463
CBOT wheat futures DEC17 (939 contracts)	2,696,275	1.75	21,831,750
Total commodity futures contracts	$5,725,955	3.72%	$143,043,064

Exchange-traded funds*			Shares
Teucrium Corn Fund	$323,979	0.21%	17,258
Teucrium Soybean Fund	315,486	0.20	16,531
Teucrium Sugar Fund	342,822	0.22	26,424
Teucrium Wheat Fund	331,267	0.22	48,087
Total exchange-traded funds (cost $2,033,919)	$1,313,554	0.85%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

7

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$242,139	$(2,562,421)
Net change in unrealized appreciation on commodity futures contracts	694,888	587,039
Interest income	322,351	126,721
Total income (loss)	1,259,378	(1,848,661)

Expenses
Management fees	392,348	240,483
Professional fees	342,822	289,151
Distribution and marketing fees	538,338	468,826
Custodian fees and expenses	84,093	60,936
Business permits and licenses fees	36,667	25,690
General and administrative expenses	66,995	58,362
Brokerage commissions	37,346	26,674
Other expenses	20,120	19,788
Total expenses	1,518,729	1,189,910

Expenses waived by the Sponsor	(84,761)	(35,337)

Total expenses, net	1,433,968	1,154,573

Net loss	$(174,590)	$(3,003,234)

The accompanying notes are an integral part of these financial statements.

8

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Operations
Net loss	$(174,590)	$(3,003,234)
Capital transactions
Issuance of Shares	18,327,900	9,475,213
Redemption of Shares	(26,412,506)	(8,742,663)
Net change in the cost of the Underlying Funds	679	670
Total capital transactions	(8,083,927)	733,220

Net change in net assets	(8,258,517)	(2,270,014)

Net assets, beginning of period	153,957,187	99,601,487

Net assets, end of period	$145,698,670	$97,331,473

The accompanying notes are an integral part of these financial statements.

9

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(174,590)	$(3,003,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation on commodity futures contracts	(694,888)	(587,039)
Changes in operating assets and liabilities:
Due from broker	188,492	3,474,052
Interest receivable	15	(492)
Restricted cash	41,000	38,999
Other assets	(501,118)	(285,760)
Due to broker	—	62,786
Management fee payable to Sponsor	868	(2,314)
Other liabilities	42,098	6,229
Net cash used in operating activities	(1,098,123)	(296,773)

Cash flows from financing activities:
Proceeds from sale of Shares	18,327,900	8,573,958
Redemption of Shares	(26,412,506)	(8,742,663)
Net change in cost of the Underlying Funds	679	670
Net cash used in financing activities	(8,083,927)	(168,035)

Net change in cash and cash equivalents	(9,182,050)	(464,808)
Cash and cash equivalents, beginning of period	145,323,469	92,561,610
Cash and cash equivalents, end of period	$136,141,419	$92,096,802

 The accompanying notes are an integral part of these financial statements.

10

NOTES TO COMBINED FINANCIAL STATEMENTS

March 31, 2017

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

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT.  On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. On July 15, 2016, a subsequent registration statement for WEAT was declared effective. This registration statement for WEAT registered an additional 24,050,000 shares. On May 1, 2017, subsequent registration statements for CANE and SOYB were declared effective by the SEC.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2017 and 2016, the Funds recognized $84,093 and $60,936, respectively, for these services, which is recorded in custodian fees and expenses on the combined statements of operations; of these expenses $1,626 in 2017 and $765 in 2016 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2017 and 2016, the Funds recognized $53,419 and $38,809, respectively, for these services, which is recorded in distribution and marketing fees on the combined statements of operations; of these expenses $686 in 2017 and $336 in 2016 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended March 31, 2017 and 2016, the Funds recognized $37,346 and $26,674, respectively, for these services, which was recorded in brokerage commissions on the combined statements of operations and were paid for by the Funds.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2017 and 2016, the Funds did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the combined statements of operations.

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

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of March 31, 2017 and for the years ended December 31, 2016, 2015, and 2014. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2017 and 2016.

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

There are a minimum number of baskets and associated Shares specified for each Fund in the Fund’s respective prospectus, as amended from time to time. If a Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser. These minimum levels are as follows:

CORN: 50,000 shares representing 2 baskets

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets (at minimum level as of March 31, 2017 and December 31, 2016)

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Each Fund that is a series of the Trust has the balance of its assets on deposit with banks. The Trust had a balance of $318,571 and $1,412,423 in money market funds at March 31, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the combined statements of assets and liabilities. The Sponsor invested a portion of the available cash for the Funds in alternative demand-deposit savings accounts, which is classified as cash and not as cash equivalents. The Funds had a balance of $135,830,376 on March 31, 2017 and $143,915,277 on December 31, 2016 in demand-deposit savings accounts. Assets deposited with a financial institution may, at times, exceed federally insured limits.

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

The Funds pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA (formerly the National Association of Securities Dealers) or any other regulatory agency in connection with the offer and sale of subsequent Shares, after its initial registration, and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective Fund based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity.

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the three months ended March 31, the Funds recognized $853,550 in 2017 and $616,069 in 2016 for these services, which are primarily recorded in distribution and marketing fees on the combined statements of operations; of these expenses, $6,983 in 2017 and $15,577 in 2016 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the three months ended March 31, 2017 there were $84,761 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $35,000 for CORN, $15,000 for SOYB, $13,078 for CANE and $21,683 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three months ended March 31, 2016 there were $35,337 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $14,980 for CANE, and $20,357 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On March 31, 2017 and December 31, 2016, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2017 and year ended December 31, 2016, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

Investments in the securities of the Underlying Funds are freely traded and listed on the NYSE Arca. These investments are valued at the NAV of the Underlying Fund as of the valuation date as calculated by the administrator based on the exchange-quoted prices of the commodity futures contracts held by the Underlying Fund

Expenses

Expenses are recorded using the accrual method of accounting.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures; but, based on our review to date, we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-19, “Technical Corrections and Improvements”. The amendments in this update represent changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. The amendments make the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments are effective for fiscal years, and interim periods with those fiscal years, for all entities beginning after December 15, 2016. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There may be a change in presentation of restricted cash on the statements of cash flows for the Trust or the Funds. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

The FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures; but based on our review to date we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Funds.

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2017 and December 31, 2016:

March 31, 2017

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2017
Cash equivalents	$318,571	$—	$—	$318,571
Commodity futures contracts
Soybean futures contracts	3,188	—	—	3,188
Total	$321,759	$—	$—	$321,759

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2017
Commodity futures contracts
Corn futures contracts	$520,550	$—	$—	$520,550
Soybean futures contracts	488,863	—	—	488,863
Sugar futures contracts	523,320	—	—	523,320
Wheat futures contracts	2,958,875	—	—	2,958,875
Total	$4,491,608	$—	$—	$4,491,608

December 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Cash equivalents	$1,412,423	$—	$—	$1,412,423
Commodity futures contracts
Soybean futures contracts	357,500	—	—	357,500
Sugar futures contracts	185,147	—	—	185,147
Total	$1,955,070	$—	$—	$1,955,070

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2016
Commodity futures contracts
Corn futures contracts	$1,460,800	$—	$—	$1,460,800
Soybean futures contracts	12,025	—	—	12,025
Sugar futures contracts	331,542	—	—	331,542
Wheat futures contracts	3,921,588	—	—	3,921,588
Total	$5,725,955	$—	$—	$5,725,955

For the three months ended March 31, 2017 and year ended December 31, 2016, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2017 and 2016, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2017 and December 31, 2016.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Assets	Liabilities	Liabilities	Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$3,188	$—	$3,188	$3,188	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$520,550	$—	$520,550	$—	$520,550	$—
Soybean futures contracts	488,863	—	488,863	3,188	485,675	—
Sugar futures contracts	523,320	—	523,320	—	523,320	—
Wheat futures contracts	2,958,875	—	2,958,875	—	2,958,875	—

Offsetting of Financial Assets and Derivative Assets as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Assets	Liabilities	Liabilities	Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$357,500	$—	$357,500	$12,025	$—	$345,475
Sugar futures contracts	185,147	—	185,147	185,147	—	—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the	Futures
	Gross Amount	Statement of	Statement of	Contracts
	of Recognized	Assets and	Assets and	Available for	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$1,460,800	$—	$1,460,800	$—	$1,460,800	$—
Soybean futures contracts	12,025	—	12,025	12,025	—	—
Sugar futures contracts	331,542	—	331,542	185,147	146,395	—
Wheat futures contracts	3,921,588	—	3,921,588	—	3,921,588	—

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended March 31, 2017

Primary Underlying Risk	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$280,775	$940,250
Soybean futures contracts	342,912	(831,150)
Sugar futures contracts	(206,248)	(376,925)
Wheat futures contracts	(175,300)	962,713
Total commodity futures contracts	$242,139	$694,888

Three months ended March 31, 2016

Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(2,091,875)	$(152,100)
Soybean futures contracts	100,325	344,625
Sugar futures contracts	(1,758)	(2,475)
Wheat futures contracts	(569,113)	396,989
Total commodity futures contracts	$(2,562,421)	$587,039

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $154.4 million for the three months ended March 31, 2017 and $96.8 million for the three months ended March 31, 2016.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

March 31, 2017

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,625,004	$68,921,186
Teucrium Soybean Fund	600,004	10,869,063
Teucrium Sugar Fund	375,004	4,422,806
Teucrium Wheat Fund	8,875,004	61,483,789
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,275,546
Less: Investment in the Underlying Funds		(1,273,720)
Net for the Fund in the combined net assets of the Trust		1,826
Total		$145,698,670

December 31, 2016

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,900,004	$73,213,541
Teucrium Soybean Fund	675,004	12,882,100
Teucrium Sugar Fund	425,004	5,513,971
Teucrium Wheat Fund	9,050,004	62,344,759
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,316,370
Less: Investment in the Underlying Funds		(1,313,554)
Net for the Fund in the combined net assets of the Trust		2,816
Total		$153,957,187

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN: Nothing to Report

SOYB: On May 1, 2017, a subsequent registration statement on Form S-1 for SOYB was declared effective.

As of this filing, $14,000 of cash that had been held in custody at The Bank of New York Mellon was transferred to Fund’s account at U.S. Bank. The balance for Restricted Cash is $49,616 as of this filing.

CANE: On May 1, 2017, a subsequent registration statement on Form S-1 for CANE was declared effective.

The total net assets of the Fund increased by 102.0% to $8,934,946. This was driven by a 120.0% increase in the shares outstanding and an 8.1% decrease in the net asset value per share.

WEAT: Nothing to Report

TAGS: Nothing to Report

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$63,939,158	$69,072,284
Interest receivable	301	339
Other assets	220,615	10,451
Equity in trading accounts:
Due from broker	5,389,473	5,664,656
Total assets	$69,549,547	$74,747,730

Liabilities
Management fee payable to Sponsor	59,382	65,165
Other liabilities	48,429	8,224
Equity in trading accounts:
Commodity futures contracts	520,550	1,460,800
Total liabilities	628,361	1,534,189
Net assets	$68,921,186	$73,213,541

Shares outstanding	3,625,004	3,900,004

Net asset value per share	$19.01	$18.77

Market value per share	$19.03	$18.71

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

March 31, 2017
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $221,593)	$221,593	0.32%	221,593

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL17 (1,297 contracts)	$253,000	0.37%	$24,107,988
CBOT corn futures SEP17 (1,091 contracts)	73,975	0.11	20,688,087
CBOT corn futures DEC17 (1,246 contracts)	193,575	0.28	24,187,975
Total commodity futures contracts	$520,550	0.76%	$68,984,050

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

December 31, 2016

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $692,293)	$692,293	0.95%	692,293

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY17 (1,438 contracts)	$50,713	0.07%	$25,704,250
CBOT corn futures JUL17 (1,207 contracts)	576,650	0.79	21,982,488
CBOT corn futures DEC17 (1,347contracts)	833,437	1.14	25,593,000
Total commodity futures contracts	$1,460,800	2.00%	$73,279,738

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$280,775	$(2,091,875)
Net change in unrealized appreciation or depreciation on commodity futures contracts	940,250	(152,100)
Interest income	148,373	77,111
Total income (loss)	1,369,398	(2,166,864)

Expenses
Management fees	181,168	145,452
Professional fees	174,930	231,825
Distribution and marketing fees	251,740	288,850
Custodian fees and expenses	41,725	41,260
Business permits and licenses fees	10,585	4,550
General and administrative expenses	33,470	33,505
Brokerage commissions	21,290	18,200
Other expenses	9,760	9,710
Total expenses	724,668	773,352

Expenses waived by the Sponsor	(35,000)	—

Total expenses, net	689,668	773,352

Net income (loss)	$679,730	$(2,940,216)

Net income (loss) per share	$0.24	$(1.05)
Net income (loss) per weighted average share	$0.18	$(1.07)
Weighted average shares outstanding	3,803,615	2,760,444

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Operations
Net income (loss)	$679,730	$(2,940,216)
Capital transactions
Issuance of Shares	12,428,813	2,128,600
Redemption of Shares	(17,400,898)	(4,709,583)
Total capital transactions	(4,972,085)	(2,580,983)
Net change in net assets	(4,292,355)	(5,521,199)

Net assets, beginning of period	$73,213,541	$61,056,223

Net assets, end of period	$68,921,186	$55,535,024

Net asset value per share at beginning of period	$18.77	$21.24

Net asset value per share at end of period	$19.01	$20.19

Creation of Shares	625,000	100,000
Redemption of Shares	900,000	225,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income (loss)	$679,730	$(2,940,216)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(940,250)	152,100
Changes in operating assets and liabilities:
Due from broker	275,183	2,684,840
Interest receivable	38	(153)
Other assets	(210,164)	(14,428)
Management fee payable to Sponsor	(5,783)	(5,775)
Other liabilities	40,205	6,967
Net cash used in operating activities	(161,041)	(116,665)

Cash flows from financing activities:
Proceeds from sale of Shares	12,428,813	2,128,600
Redemption of Shares	(17,400,898)	(4,709,583)
Net cash used in financing activities	(4,972,085)	(2,580,983)

Net change in cash and cash equivalents	(5,133,126)	(2,697,648)
Cash and cash equivalents, beginning of period	69,072,284	57,110,089
Cash and cash equivalents, end of period	$63,939,158	$54,412,441

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-3 filing, as applicable. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2017 and 2016, the Fund recognized $41,725 and $41,260, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations and paid for by the Fund.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2017 and 2016, the Fund recognized $25,945 and $19,603, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations and was paid for by the Fund.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended March 31, 2017 and 2016, the Fund recognized $21,290 and $18,200, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and was paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2017 and 2016, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2017 and for the years ended December 31, 2016, 2015 and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2017 and 2016.

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

As outlined in the most recent Form S-3 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $221,593 and $692,293 in money market funds at March 31, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $63,721,048 as of March 31, 2017 and $68,382,027 as of December 31, 2016, in demand-deposit savings accounts. Assets deposited with a financial institution may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded in distribution and marketing fees on the statements of operations. For the three months ended March 31, 2017 and 2016, such expenses were $420,572 in 2017 and $311,610 in 2016 and were paid for by the Fund. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended March 31, 2017, there were $35,000 of expenses that were on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period. For the three months ended March 31, 2016, there were no expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor.

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

On March 31, 2017 and December 31, 2016, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2017 and for the year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but, based on our review to date, we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There may be a change in presentation of restricted cash on the statements of cash flows for the Trust or the Fund. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2017 and December 31, 2016:

March 31, 2017

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2017
Cash equivalents	$221,593	$—	$—	$221,593

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2017
Corn futures contracts	$520,550	$—	$—	$520,550

December 31, 2016
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Cash equivalents	$692,293	$—	$—	$692,293

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2016
Corn futures contracts	$1,460,800	$—	$—	$1,460,800

For the three months ended March 31, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2017 and 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2017 and December 31, 2016.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Corn futures contracts	$520,550	$—	$520,550	$—	$520,550	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Corn futures contracts	$1,460,800	$—	$1,460,800	$—	$1,460,800	$—

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2017

	Realized Gain on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$280,775	$940,250

Three months ended March 31, 2016

	Realized Loss on	Net Change in Unrealized Appreciation or
Primary Underlying Risk	Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,091,875)	$(152,100)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $70.7 million for the three months ended March 31, 2017 and $57.8 million for the three months ended March 31, 2016.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2017 and 2016. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Per Share Operation Performance
Net asset value at beginning of period	$18.77	$21.24
Income from investment operations:
Investment income	0.04	0.03
Net realized and unrealized gain (loss) on commodity futures contracts	0.38	(0.80)
Total expenses, net	(0.18)	(0.28)
Net increase (decrease) in net asset value	0.24	(1.05)
Net asset value at end of period	$19.01	$20.19
Total Return	1.28%	(4.94)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.00%	5.32%
Total expenses, net	3.81%	5.32%
Net investment loss	(2.99)%	(4.79)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$10,399,194	$12,300,383
Interest receivable	50	38
Restricted cash	63,616	77,616
Other assets	50,690	4,104
Equity in trading accounts:
Commodity futures contracts	3,188	357,500
Due from broker	853,740	170,973
Total equity in trading accounts	856,928	528,473
Total assets	11,370,478	12,910,614

Liabilities
Management fee payable to Sponsor	10,122	11,891
Other liabilities	2,430	4,598
Equity in trading accounts:
Commodity futures contracts	488,863	12,025
Total liabilities	501,415	28,514

Net assets	$10,869,063	$12,882,100

Shares outstanding	600,004	675,004

Net asset value per share	$18.11	$19.08

Market value per share	$18.12	$19.10

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

March 31, 2017

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Investments Money Market Funds - Government Portfolio (cost $6,917)	$6,917	0.06%	6,917

Notional Amount
(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV17 (68 contracts)	$3,188	0.03%	$3,243,600

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JUL17 (79 contracts)	$367,050	3.38%	$3,780,150
CBOT soybean futures NOV18 (81 contracts)	121,813	1.12	3,832,313
Total commodity futures contracts	$488,863	4.50%	$7,612,463

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

December 31, 2016

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Investments Money Market Funds - Government Portfolio (cost $185,661)	$185,661	1.44%	185,661

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$342,912	$100,325
Net change in unrealized appreciation or depreciation on commodity futures contracts	(831,150)	344,625
Interest income	25,764	11,127
Total (loss) income	(462,474)	456,077

Expenses
Management fees	31,229	21,369
Professional fees	37,019	10,787
Distribution and marketing fees	39,648	36,069
Custodian fees and expenses	5,731	4,217
Business permits and licenses fees	4,647	4,536
General and administrative expenses	4,993	5,816
Brokerage commissions	1,659	1,068
Other expenses	1,874	2,622
Total expenses	126,800	86,484

Expenses waived by the Sponsor	(15,000)	—

Total expenses, net	111,800	86,484

Net (loss) income	$(574,274)	$369,593

Net (loss) income per share	$(0.97)	$0.68
Net (loss) income per weighted average share	$(0.88)	$0.75
Weighted average shares outstanding	651,671	490,938

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Operations
Net (loss) income	$(574,274)	$369,593
Capital transactions
Issuance of Shares	498,977	3,942,850
Redemption of Shares	(1,937,740)	—
Total capital transactions	(1,438,763)	3,942,850
Net change in net assets	(2,013,037)	4,312,443

Net assets, beginning of period	$12,882,100	$6,502,552

Net assets, end of period	$10,869,063	$10,814,995

Net asset value per share at beginning of period	$19.08	$17.34

Net asset value per share at end of period	$18.11	$18.02

Creation of Shares	25,000	225,000
Redemption of Shares	100,000	—

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net (loss) income	$(574,274)	$369,593
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	831,150	(344,625)
Changes in operating assets and liabilities:
Due from broker	(682,767)	353,676
Interest receivable	(12)	(88)
Restricted cash	14,000	—
Other assets	(46,586)	(40,736)
Management fee payable to Sponsor	(1,769)	2,201
Other liabilities	(2,168)	(538)
Net cash (used in) provided by operating activities	(462,426)	339,483

Cash flows from financing activities:
Proceeds from sale of Shares	498,977	3,041,595
Redemption of Shares	(1,937,740)	—
Net cash (used in) provided by financing activities	(1,438,763)	3,041,595

Net change in cash and cash equivalents	(1,901,189)	3,381,078
Cash and cash equivalents, beginning of period	12,300,383	5,937,824
Cash and cash equivalents, end of period	$10,399,194	$9,318,902

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

On June 17, 2011, the Fund’s registration of 10,000,000 shares on Form S-1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “SOYB.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing soybean commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. On May 1, 2017, a subsequent registration statement for SOYB was declared effective by the SEC.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2017 and 2016, the Fund recognized $5,731 and $4,217, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations and paid for by the Fund.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2017 and 2016, the Fund recognized $4,108 and $3,597, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations and paid for by the Fund.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended March 31, 2017 and 2016, the Fund recognized $1,659 and $1,068, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2017 and 2016, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2017 and for the years ended December 31, 2016, 2015, and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized for the three months ended March 31, 2017 and 2016.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $6,917 and $185,661 in money market funds at March 31, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $10,392,857 as of March 31, 2017 and $12,115,082 as of December 31, 2016 in demand-deposit savings accounts. Assets deposited with a financial institution may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded in distribution and marketing fees on the statements of operations. For the three months ended March 31, 2017 and 2016, such expenses were $65,984 in 2017 and $56,821 in 2016 and were paid for by the Fund. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended March 31, 2017, there were $15,000 of expenses that were on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period. For the three months ended March 31, 2016, there were no expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor.

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

On March 31, 2017 and December 31, 2016, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2017 and for the year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but, based on our review to date, we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There may be a change in presentation of restricted cash on the statements of cash flows for the Trust or the Fund. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2017 and December 31, 2016:

March 31, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2017
Cash equivalents	$6,917	$—	$—	$6,917
Soybean futures contracts	3,188	—	—	3,188
Total	$10,105	$—	$—	$10,105

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2017
Soybean futures contracts	$488,863	$—	$—	$488,863

December 31, 2016

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Cash equivalents	$185,661	$—	$—	$185,661
Soybean futures contracts	357,500	—	—	357,500
Total	$543,161	$—	$—	$543,161

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Soybean futures contracts	$12,025	$—	$—	$12,025

For the three months ended March 31, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2017 and 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2017 and December 31, 2016.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Soybean futures contracts	$3,188	$—	$3,188	$3,188	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$488,863	$—	$488,863	$3,188	$485,675	$—

Offsetting of Financial Assets and Derivative Assets as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Soybean futures contracts	$357,500	$—	$357,500	$12,025	$—	$345,475

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$12,025	$—	$12,025	$12,025	$—	$—

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended March 31, 2017

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$342,912	$(831,150)

Three months ended March 31, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$100,325	$344,625

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $12.1 million for the three months ended March 31, 2017 and $9.4 million for the three months ended March 31, 2016.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2017 and 2016. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Per Share Operation Performance
Net asset value at beginning of period	$19.08	$17.34
Income from investment operations:
Investment income	0.04	0.02
Net realized and unrealized (loss) gain on commodity futures contracts	(0.84)	0.84
Total expenses, net	(0.17)	(0.18)
Net (decrease) increase in net asset value	(0.97)	0.68
Net asset value at end of period	$18.11	$18.02
Total Return	(5.08)%	3.92%
Ratios to Average Net Assets (Annualized)
Total expenses	4.06%	4.05%
Total expenses, net	3.58%	4.05%
Net investment loss	(2.75)%	(3.53)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On May 1, 2017, a subsequent registration statement on Form S-1 for SOYB was declared effective.

As of this filing, $14,000 of cash that had been held in custody at The Bank of New York Mellon was transferred to Fund’s account at U.S. Bank. The balance for Restricted Cash is $49,616 as of this filing.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$4,006,058	$5,016,531
Interest receivable	50	51
Restricted cash	47,068	74,068
Other assets	41,337	4,435
Equity in trading accounts:
Commodity futures contracts	—	185,147
Due from broker	856,391	565,281
Total equity in trading accounts	856,391	750,428
Total assets	4,950,904	5,845,513

Liabilities
Management fee payable to Sponsor	4,778	—
Equity in trading accounts:
Commodity futures contracts	523,320	331,542
Total liabilities	528,098	331,542

Net assets	$4,422,806	$5,513,971

Shares outstanding	375,004	425,004

Net asset value per share	$11.79	$12.97

Market value per share	$11.87	$13.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

March 31, 2017

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Investments Money Market Funds - Government Portfolio (cost $78,978)	$78,978	1.79%	78,978

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL17 (81 contracts)	$339,214	7.67%	$1,531,354
ICE sugar futures OCT17 (69 contracts)	148,378	3.35	1,322,261
ICE sugar futures MAR18 (79 contracts)	35,728	0.81	1,559,902
Total commodity futures contracts	$523,320	11.83%	$4,413,517

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

December 31, 2016

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Investments Money Market Funds - Government Portfolio (cost $125,182)	$125,182	2.27%	125,182

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Income
Realized and unrealized loss on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(206,248)	$(1,758)
Net change in unrealized depreciation on commodity futures contracts	(376,925)	(2,475)
Interest income	10,930	5,861
Total (loss) income	(572,243)	1,628

Expenses
Management fees	13,954	11,468
Professional fees	11,743	2,904
Distribution and marketing fees	16,244	23,637
Custodian fees and expenses	2,293	—
Business permits and licenses fees	2,126	757
General and administrative expenses	1,045	1,205
Brokerage commissions	1,675	1,079
Other expenses	555	1,283
Total expenses	49,635	42,333

Expenses waived by the Sponsor	(13,078)	(14,980)

Total expenses, net	36,557	27,353

Net loss	$(608,800)	$(25,725)

Net (loss) income per share	$(1.18)	$0.51
Net loss per weighted average share	$(1.43)	$(0.05)
Weighted average shares outstanding	424,448	475,828

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Operations
Net loss	$(608,800)	$(25,725)
Capital transactions
Issuance of Shares	1,399,195	1,853,805
Redemption of Shares	(1,881,560)	(1,810,840)
Total capital transactions	(482,365)	42,965
Net change in net assets	(1,091,165)	17,240

Net assets, beginning of period	$5,513,971	$5,508,663

Net assets, end of period	$4,422,806	$5,525,903

Net asset value per share at beginning of period	$12.97	$10.02

Net asset value per share at end of period	$11.79	$10.53

Creation of Shares	100,000	175,000
Redemption of Shares	150,000	200,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(608,800)	$(25,725)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	376,925	2,475
Changes in operating assets and liabilities:
Due from broker	(291,110)	58,431
Interest receivable	1	(99)
Restricted cash	27,000	16,389
Other assets	(36,902)	(52,386)
Due to broker	—	62,786
Management fee payable to Sponsor	4,778	3,783
Other liabilities	—	(313)
Net cash (used in) provided by operating activities	(528,108)	65,341

Cash flows from financing activities:
Proceeds from sale of Shares	1,399,195	1,853,805
Redemption of Shares	(1,881,560)	(1,810,840)
Net cash (used in) provided by financing activities	(482,365)	42,965

Net change in cash and cash equivalents	(1,010,473)	108,306
Cash and cash equivalents, beginning of period	5,016,531	4,932,791
Cash and cash equivalents, end of period	$4,006,058	$5,041,097

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

On June 17, 2011, the Fund’s registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “CANE.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on ICE. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. On May 1, 2017, a subsequent registration for CANE was declared effective by the SEC.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2017 and 2016, the Fund recognized $2,293 and $0, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations and paid for by the Fund.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2017 and 2016, the Fund recognized $1,870 and $2,559, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $434 in 2017 and $0 in 2016 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended March 31, 2017 and 2016, the Fund recognized $1,675 and $1,079, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2017 and 2016, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of March 31, 2017 and for the years ended December 31, 2016, 2015, and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2017 and 2016.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $78,978 and $125,182 in money market funds at March 31, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $3,927,326 as of March 31, 2017 and $4,891,490 as of December 31, 2016 in a demand-deposit savings account. Assets deposited with a financial institution may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended March 31, the Fund recognized $28,601 in 2017 and $41,573 in 2016, respectively, such expenses, which are primarily included as distribution and marketing fees on the statements of operations; of these amounts, $2,566 in 2017 and $10,283 in 2016 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended March 31, 2017, there were $13,078 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On March 31, 2017 and December 31, 2016, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but, based on our review to date, we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There may be a change in presentation of restricted cash on the statements of cash flows for the Trust or the Fund. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2017 and December 31, 2016:

March 31, 2017

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2017
Cash equivalents	$78,978	$—	$—	$78,978

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2017
Sugar futures contracts	$523,320	$—	$—	$523,320

December 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Cash equivalents	$125,182	$—	$—	$125,182
Sugar futures contracts	185,147	—	—	185,147
Total	$310,329	$—	$—	$310,329

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2016
Sugar futures contracts	$331,542	$—	$—	$331,542

For the three months ended March 31, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2017 and 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2017 and December 31, 2016.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities

Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$523,320	$—	$523,320	$—	$523,320	$—

Offsetting of Financial Assets and Derivative Assets as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities

Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Sugar futures contracts	$185,147	$—	$185,147	$185,147	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities

Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$331,542	$—	$331,542	$185,147	$146,395	$—

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(206,248)	$(376,925)

Three months ended March 31, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(1,758)	$(2,475)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $5.5 million for the three months ended March 31, 2017 and $4.7 million for the three months ended March 31, 2016.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2017 and 2016. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Per Share Operation Performance
Net asset value at beginning of period	$12.97	$10.02
Income from investment operations:
Investment income	0.03	0.01
Net realized and unrealized (loss) gain on commodity futures contracts	(1.12)	0.56
Total expenses, net	(0.09)	(0.06)
Net (decrease) increase in net asset value	(1.18)	0.51
Net asset value at end of period	$11.79	$10.53
Total Return	(9.10)%	5.09%
Ratios to Average Net Assets (Annualized)
Total expenses	3.56%	3.69%
Total expenses, net	2.62%	2.39%
Net investment loss	(1.84)%	(1.87)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On May 1, 2017, a subsequent registration statement on Form S-1 for CANE was declared effective.

The total net assets of the Fund increased by 102.0% to $8,934,946. This was driven by a 120.0% increase in the shares outstanding and an 8.1% decrease in the net asset value per share.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$57,794,944	$58,931,911
Interest receivable	291	279
Other assets	215,393	7,637
Equity in trading accounts:
Due from broker	6,494,520	7,381,706
Total assets	64,505,148	66,321,533

Liabilities
Management fee payable to Sponsor	55,787	52,145
Other liabilities	6,697	3,041
Equity in trading accounts:
Commodity futures contracts	2,958,875	3,921,588
Total liabilities	3,021,359	3,976,774

Net assets	$61,483,789	$62,344,759

Shares outstanding	8,875,004	9,050,004

Net asset value per share	$6.93	$6.89

Market value per share	$6.94	$6.88

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS

March 31, 2017

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Investments Money Market Funds - Government Portfolio (cost $9,018)	$9,018	0.01%	9,018

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL17 (980 contracts)	$154,513	0.25%	$21,511,000
CBOT wheat futures SEP17 (813 contracts)	786,362	1.28	18,434,775
CBOT wheat futures DEC17 (911 contracts)	2,018,000	3.28	21,579,313
Total commodity futures contracts	$2,958,875	4.81%	$61,525,088

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS
December 31, 2016

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Investments Money Market Funds – Government Portfolio (cost $406,927)	$406,927	0.65%	406,927

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY17 (1,037 contracts)	$1,011,350	1.62%	$21,802,925
CBOT wheat futures JUL17 (861 contracts)	213,963	0.34	18,694,463
CBOT wheat futures DEC17 (939 contracts)	2,696,275	4.33	21,831,750
Total commodity futures contracts	$3,921,588	6.29%	$62,329,138

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(175,300)	$(569,113)
Net change in unrealized appreciation on commodity futures contracts	962,713	396,989
Interest income	137,281	32,620
Total income (loss)	924,694	(139,504)

Expenses
Management fees	165,997	62,194
Professional fees	115,125	41,207
Distribution and marketing fees	224,663	114,327
Custodian fees and expenses	33,744	14,694
Business permits and licenses fees	7,184	3,732
General and administrative expenses	27,099	17,377
Brokerage commissions	12,722	6,219
Other expenses	7,737	6,000
Total expenses	594,271	265,750

Total expenses, net	594,271	265,750

Net income (loss)	$330,423	$(405,254)

Net income (loss) per share	$0.04	$(0.14)
Net income (loss) per weighted average share	$0.04	$(0.15)
Weighted average shares outstanding	9,338,893	2,785,718

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Operations
Net income (loss)	$330,423	$(405,254)
Capital transactions
Issuance of Shares	4,000,915	1,549,958
Redemption of Shares	(5,192,308)	(2,222,240)
Total capital transactions	(1,191,393)	(672,282)
Net change in net assets	(860,970)	(1,077,536)

Net assets, beginning of period	$62,344,759	$26,529,260

Net assets, end of period	$61,483,789	$25,451,724

Net asset value per share at beginning of period	$6.89	$9.15

Net asset value per share at end of period	$6.93	$9.01

Creation of Shares	550,000	175,000
Redemption of Shares	725,000	250,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income (loss)	$330,423	$(405,254)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on commodity futures contracts	(962,713)	(396,989)
Changes in operating assets and liabilities:
Due from broker	887,186	377,105
Interest receivable	(12)	(152)
Restricted cash	—	22,610
Other assets	(207,756)	(179,730)
Management fee payable to Sponsor	3,642	(2,523)
Other liabilities	3,656	—
Net cash provided by (used in) operating activities	54,426	(584,933)

Cash flows from financing activities:
Proceeds from sale of Shares	4,000,915	1,549,958
Redemption of Shares	(5,192,308)	(2,222,240)
Net cash used in financing activities	(1,191,393)	(672,282)

Net change in cash and cash equivalents	(1,136,967)	(1,257,215)
Cash and cash equivalents, beginning of period	58,931,911	24,579,091
Cash and cash equivalents, end of period	$57,794,944	$23,321,876

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2017 and 2016, the Fund recognized $33,744 and $14,694, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations and paid for by the Fund.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2017 and 2016, the Fund recognized $21,170 and $12,714, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations and paid for by the Fund.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended March 31, 2017 and 2016, the Fund recognized $12,722 and $6,219, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2017 and 2016, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2017 and for the years ended December 31, 2016, 2015, and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2017 and 2016.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $9,018 and $406,927 in money market funds at March 31, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $57,789,145 as of March 31, 2017 and $58,526,678 as of December 31, 2016 in a demand-deposit savings account. Assets deposited with a financial institution may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended March 31, the Fund recognized $333,153 in 2017 and $200,770 in 2016 respectively, such expenses which are primarily recorded in distribution and marketing fees on the statements of operations and was paid for by the Fund. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended March 31, 2017 and 2016, there were no expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On March 31, 2017 and December 31, 2016, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but, based on our review to date, we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There may be a change in presentation of restricted cash on the statements of cash flows for the Trust or the Fund. This update is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2017 and December 31, 2016:

March 31, 2017

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2017
Cash equivalents	$9,018	$—	$—	$9,018

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	March 31, 2017
Wheat futures contracts	$2,958,875	$—	$—	$2,958,875

December 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Cash equivalents	$406,927	$—	$—	$406,927

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2016
Wheat futures contracts	$3,921,588	$—	$—	$3,921,588

For the three months ended March 31, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2017 and 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2017 and December 31, 2016.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Wheat futures contracts	$2,958,875	$—	$2,958,875	$—	$2,958,875	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Wheat futures contracts	$3,921,588	$—	$3,921,588	$—	$3,921,588	$—

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(175,300)	$962,713

Three months ended March 31, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(569,113)	$396,989

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $66.1 million for the three months ended March 31, 2017 and $24.9 million for the three months ended March 31, 2016.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2017 and 2016. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Per Share Operation Performance
Net asset value at beginning of period	$6.89	$9.15
Income from investment operations:
Investment income	0.01	0.01
Net realized and unrealized gain (loss) on commodity futures contracts	0.09	(0.06)
Total expenses, net	(0.06)	(0.09)
Net increase (decrease) in net asset value	0.04	(0.14)
Net asset value at end of period	$6.93	$9.01
Total Return	0.58%	(1.53)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.58%	4.27%
Total expenses, net	3.58%	4.27%
Net investment loss	(2.75)%	(3.75)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash equivalents	$2,065	$2,360
Interest receivable	1	1
Other assets	218	508
Equity in trading accounts:
Investments in securities, at fair value (cost $1,979,066 and $2,033,919 as of March 31, 2017 and December 31, 2016, respectively)	1,273,720	1,313,554
Total assets	1,276,004	1,316,423

Liabilities
Other liabilities	458	53

Net assets	$1,275,546	$1,316,370

Shares outstanding	50,002	50,002

Net asset value per share	$25.51	$26.33

Market value per share	$24.71	$25.68

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

March 31, 2017

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$329,072	25.80%	17,308
Teucrium Soybean Fund	317,574	24.90	17,531
Teucrium Sugar Fund	309,875	24.29	26,274
Teucrium Wheat Fund	317,199	24.87	45,787
Total exchange-traded funds (cost $1,979,066)	$1,273,720	99.86%

Cash equivalents
Money market funds
Fidelity Investments Money Market Funds - Government Portfolio (cost $2,065)	$2,065	0.16%	2,065

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

December 31, 2016

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$323,979	24.61%	17,258
Teucrium Soybean Fund	315,486	23.97	16,531
Teucrium Sugar Fund	342,822	26.04	26,424
Teucrium Wheat Fund	331,267	25.17	48,087
Total exchange-traded funds (cost $2,033,919)	$1,313,554	99.79%

Cash equivalents
Money market funds
Fidelity Investments Money Market Funds - Government Portfolio (cost $2,360)	$2,360	0.18%	2,360

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(54,174)	$(15,388)
Net change in unrealized appreciation on securities	15,019	24,635
Interest income	3	2
Total (loss) income	(39,152)	9,249

Expenses
Professional fees	4,005	2,428
Distribution and marketing fees	6,043	5,943
Custodian fees and expenses	600	765
Business permits and licenses fees	12,125	12,115
General and administrative expenses	388	459
Brokerage commissions	—	108
Other expenses	194	173
Total expenses	23,355	21,991

Expenses waived by the Sponsor	(21,683)	(20,357)

Total expenses, net	1,672	1,634

Net (loss) income	$(40,824)	$7,615

Net (loss) income per share	$(0.82)	$0.15
Net (loss) income per weighted average share	$(0.82)	$0.15
Weighted average shares outstanding	50,002	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Operations
Net (loss) income	$(40,824)	$7,615
Net change in net assets	(40,824)	7,615

Net assets, beginning of period	$1,316,370	$1,329,390

Net assets, end of period	$1,275,546	$1,337,005

Net asset value per share at beginning of period	$26.33	$26.59

Net asset value per share at end of period	$25.51	$26.74

Creation of Shares	—	—
Redemption of Shares	—	—

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net (loss) income	$(40,824)	$7,615
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation on securities	(15,019)	(24,635)
Changes in operating assets and liabilities:
Net sale of investments in securities	54,853	16,058
Other assets	290	1,520
Other liabilities	405	113
Net cash (used in) provided by operating activities	(295)	671

Net change in cash equivalents	(295)	671
Cash equivalents, beginning of period	2,360	1,815
Cash equivalents, end of period	$2,065	$2,486

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

While the Fund expects to maintain substantially all of its assets in shares of the Underlying Funds at all times, the Fund may hold some residual amount of assets in obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).  The Underlying Funds invest in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy their expected current or potential margin or collateral obligations with respect to their investments in Commodity Interests.  After fulfilling such margin and collateral requirements, the Underlying Funds will invest the remainder of the proceeds from the sale of baskets in Treasury Securities or cash equivalents, and/or merely hold such assets in cash.  Therefore, the focus of the Sponsor in managing the Underlying Funds is investing in Commodity Interests and in Treasury Securities, cash and/or cash equivalents.  The Fund and Underlying Funds will earn interest income from the Treasury Securities and/or cash equivalents that it purchases and on the cash, it holds through the Fund’s custodian.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2017 and 2016, the Fund recognized $600 and $765, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these expenses $533 in 2017 and $765 in 2016 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2017 and 2016, the Fund recognized $326 and $336, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of these expenses $252 in 2017 and $336 in 2016 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. The Bank of New York Mellon serves as the broker for the Fund. For the three months ended March 31, 2017 and 2016, the Fund recognized $0 and $108, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2017 and 2016, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Investment transactions are accounted for on a trade-date basis. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on investments are reflected in the statements of operations as the difference between the original amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2017 and for the years ended December 31, 2016, 2015, and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2017 and 2016.

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

As outlined in the most recent Form S-1 filing, 50,000 shares represents two Redemption Baskets for the Fund and a minimum level of shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser. The Fund, currently, is at this minimum number of shares outstanding and no redemptions can be made until additional shares are created.

Allocation of Shareholder Income and Losses

Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $2,065 and $2,360 in money market funds at March 31, 2017 and December 31, 2016, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the three months ended March 31, the Fund recognized $5,240 in 2017 and $5,294 in 2016, respectively, such expenses, which are primarily recorded in distribution and marketing fees on the statements of operations; of these amounts $4,417 in 2017 and $5,294 in 2016 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the three months ended March 31, 2017, there were $21,683 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but, based on our review to date, we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2017 and December 31, 2016:

March 31, 2017

				Balance as of
Assets:	Level 1	Level 2	Level 3	March 31, 2017
Exchange-traded funds	$1,273,720	$—	$—	$1,273,720
Cash equivalents	2,065	—	—	2,065
Total	$1,275,785	$—	$—	$1,275,785

December 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Exchange-traded funds	$1,313,554	$—	$—	$1,313,554
Cash equivalents	2,360	—	—	2,360
Total	$1,315,914	$—	$—	$1,315,914

For the three months ended March 31, 2017 and year ended December 31, 2016, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2017 and 2016. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Per Share Operation Performance
Net asset value at beginning of period	$26.33	$26.59
From investment operations:
Net realized and unrealized (loss) gain on securities	(0.79)	0.18
Total net expenses	(0.03)	(0.03)
Net (decrease) increase in net asset value	(0.82)	0.15
Net asset value at end of period	$25.51	$26.74
Total Return	(3.11)%	0.56%
Ratios to Average Net Assets (Annualized)
Total expenses	6.98%	6.73%
Total expenses, net	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%

The financial highlights per share data are calculated consistent with the methodology used to calculate asset-based fees and expenses

Note 6 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE and SOYB were declared effective by the SEC on May 1, 2017. The current registration statement for WEAT was declared effective on July 15, 2016. This registration statement for WEAT registered an additional 24,050,000 shares.

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

The notional amount of each Benchmark Component Futures Contract included in each Benchmark is intended to reflect the changes in market value of each such Benchmark Component Futures Contract within the Benchmark. The closing level of each Benchmark is calculated on each business day by U.S. Bancorp Fund Services, LLC (the “Administrator”) based on the closing price of the futures contracts for each of the underlying Benchmark Component Futures Contracts and the notional amounts of such Benchmark Component Futures Contracts.

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2017, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,297 contracts, JUL17)	$24,107,988	35%
CBOT Corn Futures (1,091 contracts, SEP17)	20,688,087	30
CBOT Corn Futures (1,246 contracts, DEC17)	24,187,975	35

Total at March 31, 2017	$68,984,050	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (79 contracts, JUL17)	$3,780,150	35%
CBOT Soybean Futures (68 contracts, NOV17)	3,243,600	30
CBOT Soybean Futures (81 contracts, NOV18)	3,832,313	35

Total at March 31, 2017	$10,856,063	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (81 contracts, JUL17)	$1,531,354	35%
ICE Sugar Futures (69 contracts, OCT17)	1,322,261	30
ICE Sugar Futures (79 contracts, MAR18)	1,559,902	35

Total at March 31, 2017	$4,413,517	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (980 contracts, JUL17)	$21,511,000	35%
CBOT Wheat Futures (813 contracts, SEP17)	18,434,775	30
CBOT Wheat Futures (911 contracts, DEC17)	21,579,313	35

Total at March 31, 2017	$61,525,088	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (17,308 shares)	$329,072	26%
Shares of Teucrium Soybean Fund (17,531 shares)	317,574	25
Shares of Teucrium Wheat Fund (45,787 shares)	317,199	25
Shares of Teucrium Sugar Fund (26,274 shares)	309,875	24

Total at March 31, 2017	$1,273,720	100%

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

The Funds earn interest income from the Treasury securities and/or cash equivalents that it purchases and on the cash it holds through the Custodian or other financial institution. The Sponsor anticipates that the earned interest income will increase the NAV of each Fund. The Funds apply the earned interest income to the acquisition of additional investments or uses it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives. Any Treasury security and cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be rated in the highest short-term rating category by a nationally recognized statistical rating organization or will be deemed by the Sponsor to be of comparable quality.  At the end of the quarter, available cash balances in each of the Funds were invested in either the Fidelity Institutional Money Market Funds – Government Portfolio or in demand deposits at Rabobank, N.A.

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

Performance Summary

This report covers the periods from January 1 to March 31, 2017 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$18.77
Gain from investment operations:
Investment income	0.04
Net realized and unrealized gain on commodity futures contracts	0.38
Total expenses	(0.18)
Net increase in net asset value	0.24
Net asset value end of period	$19.01
Total Return	1.28%
Ratios to Average Net Assets (Annualized)
Total expenses	4.00%
Total expenses, net	3.81%
Net investment loss	(2.99)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$19.08
Loss from investment operations:
Investment income	0.04
Net realized and unrealized loss on commodity futures contracts	(0.84)
Total expenses	(0.17)
Net decrease in net asset value	(0.97)
Net asset value at end of period	$18.11
Total Return	(5.08)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.06%
Total expenses, net	3.58%
Net investment loss	(2.75)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$12.97
Loss from investment operations:
Investment income	0.03
Net realized and unrealized loss on commodity futures contracts	(1.12)
Total expenses	(0.09)
Net decrease in net asset value	(1.18)
Net asset value at end of period	$11.79
Total Return	(9.10)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.56%
Total expenses, net	2.62%
Net investment loss	(1.84)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$6.89
Gain from investment operations:
Investment income	0.01
Net realized and unrealized gain on commodity futures contracts	0.09
Total expenses	(0.06)
Net increase in net asset value	0.04
Net asset value at end of period	$6.93
Total Return	0.58%
Ratios to Average Net Assets (Annualized)
Total expenses	3.58%
Total expenses, net	3.58%
Net investment loss	(2.75)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$26.33
Loss from investment operations:
Investment income	0.00
Net realized and unrealized loss on investment transactions	(0.79)
Total expenses	(0.03)
Net decrease in net asset value	(0.82)
Net asset value at end of period	$25.51
Total Return	(3.11)%
Ratios to Average Net Assets (Annualized)
Total expenses	6.98%
Total expenses, net	0.50%
Net investment loss	(0.50)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2016 and 2017, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net” is after the impact of any expenses waived by the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

On March 31, 2017, the Fund had 3,625,004 shares outstanding and net assets of $68,921,186.  This is in comparison to 2,750,004 shares outstanding and net assets of $55,535,024 on March 31, 2016 and 3,900,004 shares outstanding with net assets of $73,213,541 on December 31, 2016.  Shares outstanding increased by 875,000 or 32% for the period ended March 31, 2017 when compared to March 31, 2016 and decreased by 275,000 or 7% for the period ended March 31, 2017 when compared to December 31, 2016. This increase year over year was, in the opinion of management, due to the relative low price of corn compared to the last decade which generated renewed investor interest in the commodity.

Total net assets for the Fund were $68,921,186 on March 31, 2017 compared to $55,535,024 on March 31, 2016 and $73,213,541 on December 31, 2016. The Net Asset Values (“NAV”) per share related to these balances were $19.01, $20.19 and $18.77 respectively. This represents a increase in total net assets for the year over year of 24%, driven by an increase in total shares outstanding of 32%. When comparing March 31, 2017 with December 31, 2016, there was a decrease in total net assets of 6%, driven by a decrease in total shares outstanding of 7%. The closing prices per share for March 31, 2017 and 2016 and December 31, 2016, as reported by the NYSE Arca, were $19.03, $20.12 and $18.71, respectively. The change from March 31, 2017 over the same period last year was a 5% decrease, and a 2% increase from December 31, 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2017 and serves to illustrate the relative changes of these components.

The total income for the period ended March 31, 2017 was $1,369,398 resulting primarily from the net change in realized gain on commodity futures contracts totaling $280,775, and by a net change in unrealized appreciation of commodity futures contracts of $940,250. Total loss was ($2,166,864) in the same period of 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for periods ended March 31, 2017 and 2016, respectively, was $148,373 and $77,111. This increase year-over-year was the result of higher realized interest rates on cash balances in 2017 compared to 2016, due to the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2017, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2017 were $724,668 and for the same period in 2016 were $773,352. This represents a ($48,684) or 6% decrease for 2017 over 2016. The decrease was driven by: 1) a ($56,895) or 25% decrease in professional fees related to auditing, legal and tax preparation fees; and 2) a ($37,110) or 13% decrease in distribution and marketing expenses. These decreases were offset by: 1) a $35,716 or 25% increase in the management fee paid to the Sponsor as a result of higher average net assets; 2) a $6,035 or 133% increase in business permits and licenses; and 3) a $3,090 or 17% increase in brokerage commissions due to an increase in contracts purchased and rolled. All other expense categories remained relatively flat year over year. The decreases were due, in general, to the decrease in the average assets under management relative to the other Funds, WEAT in particular. The total expense ratio gross of expenses waived by the Sponsor for the three-month period for these years was 4.00% in 2017 and 5.32% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the period ended March 31, 2017, the Sponsor waived fees of $35,000. For the period ended March 31, 2016, the Sponsor waived fees of $0.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the period ended March 31, 2017 and 2016 were $689,668 and $773,352, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.81% in 2017 and 5.32% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 2.99% in 2017 and 4.79% in 2016.

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

On March 31, 2017, the Fund had 600,004 shares outstanding and net assets of $10,869,063. This is in comparison to 600,004 shares outstanding and net assets of $10,814,995 on March 31, 2016 and 675,004 shares outstanding with net assets of $12,882,100 on December 31, 2016.  Shares outstanding remained the same year over year and decreased by 75,000 or 11% for the period ended March 31, 2017 when compared to December 31, 2016. The decrease from December 31, 2016 was due, in the opinion of management, to the large estimated soybean production in South America and the record acres estimated to be planted in the United States this Spring.

Total net assets for the Fund were $10,869,063 on March 31, 2017 compared to $10,814,995 on March 31, 2016 and $12,882,100 on December 31, 2016. The Net Asset Values (“NAV”) per share related to these balances were $18.11, $18.02 and $19.08, respectively. This represents an increase in total net assets for the year over year of .5%, driven by a change in the NAV per share which increased by $.09 or .5%. When comparing March 31, 2017 with December 31, 2016, there was a decrease in total net assets of 16%, driven by a decrease in total shares outstanding of 11% and a decrease in the NAV per share of $.97 or 5%.  The closing prices per share for March 31, 2017 and 2016 and December 31, 2016, as reported by the NYSE Arca, were $18.12, $18.02 and $19.10, respectively. The change from March 31, 2017 over the same period last year was a .6% increase, and a 5% decrease from December 31, 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2017 and serves to illustrate the relative changes of these components.

The total loss for the period ended March 31, 2017 was ($462,474) resulting primarily from the net change in realized gain on commodity futures contracts totaling $342,912 and by a net change in unrealized depreciation of commodity futures contracts of ($831,150). Total income was $456,077 in the same period of 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the periods ended March 31, 2017 and 2016, respectively, was $25,764 and $11,127.  This increase year-over-year was the result of higher realized interest rates on cash balances in 2017 compared to 2016, due to the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2017, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2017 were $126,800 and for the same period in 2016 were $86,484. This represents a $40,316 or 47% increase for 2017 over 2016. The increase for 2017 was driven by; 1) a $9,860 or 46% increase in the management fee paid to the Sponsor as a result of higher average net assets; 2) a $26,232 or 243% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $3,579 or 10% increase in distribution and marketing fees; 4) a $1,514 or 36% increase in custodian fees and expenses; and 5) a $591 or 55% increase in brokerage commissions due to an increase in contracts purchased and rolled. These increases were offset by; 1) a ($823) or 14% decrease in general and administrative expenses; and 2) a ($748) or 29% decrease in other expenses. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.06% in 2017 and 4.05% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the period ended March 31, 2017, the Sponsor waived fees of $15,000. For the period ended March 31, 2016, the Sponsor waived fees of $0.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the period ended March 31, 2017 and 2016 were $111,800 and $86,484, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.58% in 2017 and 4.05% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 2.75% in 2017 and 3.53% in 2016.

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

On March 31, 2017, the Fund had 375,004 shares outstanding and net assets of $4,422,806.  This is in comparison to 525,004 shares outstanding and net assets of $5,525,903 on March 31, 2016 and 425,004 shares outstanding with net assets of $5,513,971 on December 31, 2016.  Shares outstanding decreased by 150,000 or 29% for the period ended March 31, 2017 when compared to March 31, 2016 and decreased by 50,000 or 12% for the period ended March 31, 2017 when compared to December 31, 2016.  This decrease was, in the opinion of management, due to the relative strength in sugar prices, compared to recent years, which led to profit-taking by some investors.

Total net assets for the Fund were $4,422,806 on March 31, 2017 compared to $5,525,903 on March 31, 2016 and $5,513,971 on December 31, 2016. The Net Asset Values (“NAV”) per share related to these balances were $11.79, $10.53 and $12.97, respectively. This represents a decrease in total net assets for the year over year of 20%, driven by a decrease in total shares outstanding of 29% and an offset by a $1.26 or 12% increase in the NAV per share. When comparing March 31, 2017 with December 31, 2016, there was a decrease in total net assets of 20%, driven by a decrease in total shares outstanding of 12% and a decrease in the NAV per share of ($1.18) or 9%.  The closing prices per share for March 31, 2017 and 2016 and December 31, 2016, as reported by the NYSE Arca, were $11.87, $10.55 and $13.00, respectively.  The change from March 31, 2017 over the same period last year was a 12% increase, and a 9% decrease from December 31, 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2017 and serves to illustrate the relative changes of these components.

The total loss for the period ended March 31, 2017 was ($572,243) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($206,248) and by a net change in unrealized depreciation of commodity futures contracts of ($376,925). Total income was $1,628 in the same period of 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for period ended March 31, 2017 and 2016, respectively, was $10,930 and $5,861. This increase year-over-year was the result of higher realized interest rates on cash balances in 2017 compared to 2016, due to the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2017, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2017 were $49,635 and for the same period in 2016 were $42,333. This represents a $7,302 or 17% increase for 2017 over 2016. The increase for 2017 was driven by; 1) a $2,486 or 22% increase in the management fee paid to the Sponsor; 2) a $8,839 or 304% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $2,293 or 100% increase in custodian fees and expenses; 4) a $1,369 or 181% increase in business permits and license fees; and 5) a $596 or 55% increase in brokerage commissions due to an increase in contracts purchased and rolled. These increases were offset by; 1) a ($7,393) or 31% decrease in distribution and marketing fees; 2) a ($160) or 13% decrease in general and administrative expenses; and 3) a ($728) or 57% decrease in other expenses. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.56% in 2017 and 3.69% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the period ended March 31, 2017, the Sponsor waived fees of $13,078. For the period ended March 31, 2016, the Sponsor waived fees of $14,980.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the period ended March 31, 2017 and 2016 were $36,557 and $27,353, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 2.62% in 2017 and 2.39% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 1.84% in 2017 and 1.87% in 2016.

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

On March 31, 2017, the Fund had 8,875,004 shares outstanding and net assets of $61,483,789.  This is in comparison to 2,825,004 shares outstanding and net assets of $25,451,724 on March 31, 2016 and 9,050,004 shares outstanding with net assets of $62,344,759 on December 31, 2016.  Shares outstanding increased by 6,050,000 or 214% for the period ended March 31, 2017 when compared to March 31, 2016 and decreased by 175,000 or 2% for the period ended March 31, 2017 when compared to December 31, 2016. This increase year over year was, in the opinion of management, due to the low price of wheat relative to recent years which accelerated investor interest.

Total net assets for the Fund were $61,483,789 on March 31, 2017 compared to $25,451,724 on March 31, 2016 and $62,344,759 on December 31, 2016. The Net Asset Values (“NAV”) per share related to these balances were $6.93, $9.01 and $6.89, respectively. This represents an increase in total net assets for the year over year of 142% which was driven by a combination of an increase in the number of shares outstanding of 6,050,000 or 214% and a change in the NAV per share which decreased by ($2.08) or 23%.  When comparing March 31, 2017 with December 31, 2016, there was a decrease in total net assets of 1%, driven by a decrease in total shares outstanding of 2% and a increase in the NAV per share of $0.04 or 0.5%.  The closing prices per share for March 31, 2017 and 2016 and December 31, 2016, as reported by the NYSE Arca, were $6.94, $9.00 and $6.88, respectively. The change from March 31, 2017 over the same period last year was an 23% decrease, and a 1% increase from December 31, 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2017 and serves to illustrate the relative changes of these components.

The total income for the period ended March 31, 2017 was $924,694 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($175,300) and by a net change in unrealized appreciation of commodity futures contracts of $962,713. Total loss was ($139,504) in the same period of 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for period ended March 31, 2017 and 2016, respectively, was $137,281 and $32,620. This increase year-over-year was the result of higher realized interest rates on cash balances in 2017 compared to 2016, due to the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2017, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2017 were $594,271 and for the same period in 2016 were $265,750. This represents a $328,521 or 124% increase for 2017 over 2016. The increase for 2017 over 2016 was driven by increases in all expense categories period over period, due to the increase in average assets under management compared to the other Funds. Increases were: 1) a $103,803 or 167% increase in the management fee paid to the Sponsor as a result of higher average net assets; 2) a $73,918 or 179% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $110,336 or 97% increase in distribution and marketing fees; 4) a $19,050 or 130% increase in custodian fees and expenses; 5) a $3,452 or 92% increase in business permits and license fees; 6) a $9,722 or 56% increase in general and administrative expenses; 7) a $6,503 or 105% increase in brokerage commissions; and 8) a $1,737 or 29% increase in other expenses. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.58% in 2017 and 4.27% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the period ended March 31, 2017 and 2016, the Sponsor waived fees of $0.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the period ended March 31, 2017 and 2016 were $594,271 and $265,750, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.58% in 2017 and 4.27% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 2.75% in 2017 and 3.75% in 2016.

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

On March 31, 2017, the Fund had 50,002 shares outstanding and net assets of $1,275,546. This is in comparison to 50,002 shares outstanding and net assets of $1,337,005 on March 31, 2016 and 50,002 shares outstanding with net assets of $1,316,370 on December 31, 2016. The Net Asset Values (“NAV”) per share related to these balances were $25.51, $26.74 and $26.33, respectively. This represents a decrease in total net assets for the year over year of 5% which was the result of a change in the NAV per share which decreased by ($1.23) or 5%.  When comparing March 31, 2017 with December 31, 2016, there was a decrease in total net assets of 3%, driven by a decrease in the NAV per share of ($0.82) or 3%.  The closing prices per share for March 31, 2017 and 2016 and December 31, 2016, as reported by the NYSE Arca, were $24.71, $26.50 and $25.68, respectively. The change from March 31, 2017 over the same period last year was an 7% decrease, and a 4% decrease from December 31, 2016.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2017 and serves to illustrate the relative changes of these components.

Total loss for the period ended March 31, 2017 was ($39,152) resulting from the realized loss on the securities of the Underlying Funds totaling ($54,174) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $15,019. Total income for the same period in 2016 was $9,249. Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark.  Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2017 were $23,355 and for the same period in 2016 were $21,991. This represents a $1,364 or 6% increase for 2017 over 2016.  The increase for 2017 was driven principally by; 1) a $1,577 or 65% increase in professional fees related to auditing, legal and tax preparation fees; 2) a $100 or 2% increase in distribution and marketing fees; and 3) a $21 or 12% increase in other expenses. The increases were partially offset by; 1) a ($165) or 22% decrease in custodian fees and expenses; 2) a ($71) or 15% decrease in general and administrative expenses; and 3) a ($108) or 100% decrease in brokerage commissions. The total expense ratio gross of expenses waived by the Sponsor for these years was 6.98% in 2017 and 6.73% in 2016.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the period ended March 31, 2017, the Sponsor waived fees of $21,683. For the period ended March 31, 2016, the Sponsor waived fees of $20,357.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the period ended March 31, 2017 and 2016 were $1,672 and $1,634, respectively. The total expense ratio net of expenses waived by the Sponsor periods was .50% in 2017 and .50% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 0.50% in 2017 and 0.50% in 2016.

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

The United States is the world’s leading producer and exporter of corn.  For the Crop Year 2016-17, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 37% of all the corn globally, of which about 15% will be exported.  For 2016-2017, global consumption of 1,042.6 Million Metric Tons (MMT) is expected to be slightly less than global production of 1,053.8 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine.  Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia.  China’s production at 219.6 MMT is approximately 5% larger than its domestic usage.

According to the USDA, global corn consumption has increased almost 400% from 1960-2016 as demonstrated by the graph below, and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 78 million people in the 2016-17 timeframe and reach over 9.4 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of bio-fuels, including ethanol in the United States. Based on USDA estimates as of April 11, 2017, for each person added to the population, there needs to be an additional 5.6 bushels of corn, 1.7 bushels of soybeans and 3.7 bushels of wheat produced.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to January 2017.

On April 11, 2017, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2016-17. The exhibit below provides a summary of historical and current information for United States corn production.

	U.S. Corn Supply/Demand Balance
	Marketing Year September - August
	Million Bushels
										Apr 11 Est.	Mar 9 Proj.	Apr 11 Proj.
										USDA	USDA	USDA	Change from Last Month
Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	16-17	Change	% Change
Planted Acres	78.3	93.5	86.0	86.4	88.2	91.9	97.3	95.4	90.6	88.0	94.0	94.0	—	0.0%
Harvested Acres	70.6	86.5	78.6	79.5	81.4	84.0	87.4	87.5	83.1	80.8	86.7	86.7	—	0.0%
Difference	7.7	7.0	7.4	6.9	6.8	7.9	9.9	7.9	7.5	7.2	7.3	7.3	—	0.0%
Yield	149.1	150.7	153.9	164.7	152.8	147.2	123.1	158.1	171.0	168.4	174.6	174.6	—	0.0%

Beginning Stocks	1,967	1,304	1,624	1,673	1,708	1,128	989	821	1,232	1,731	1,737	1,737	—	0.0%
Production	10,531	13,038	12,092	13,092	12,447	12,360	10,755	13,829	14,216	13,602	15,148	15,148	—	0.0%
Imports	12	20	14	8	28	29	160	36	32	67	55	55	—	0.0%
Total Supply	12,510	14,362	13,730	14,774	14,182	13,516	11,904	14,686	15,479	15,401	16,940	16,940	—	0.0%

Feed	5,540	5,858	5,205	5,125	4,793	4,545	4,315	5,040	5,280	5,120	5,550	5,500	(50)	-0.9%
Food/Seed/Industrial	3,541	4,442	4,993	5,961	6,428	6,439	6,038	6,493	6,601	6,646	6,845	6,895	50	0.7%
Ethanol for Fuel(incld above)	2,119	3,049	3,677	4,591	5,021	5,011	4,641	5,124	5,200	5,224	5,400	5,450	50	0.9%
Exports	2,125	2,437	1,858	1,980	1,834	1,543	730	1,920	1,867	1,898	2,225	2,225	—	0.0%
Total Usage	11,206	12,737	12,056	13,066	13,055	12,527	11,083	13,454	13,748	13,664	14,620	14,620	—	0.0%

Ending Stocks (Inventory)	1,304	1,624	1,673	1,708	1,128	989	821	1,232	1,731	1,737	2,320	2,320	—	0.0%

Stocks/Use Ratio	12%	13%	14%	13%	9%	8%	7%	9%	13%	13%	16%	16%
farm Price ($/bushel)	$3.04	$4.20	$4.06	$3.55	$5.18	$6.22	$6.89	$4.46	$3.70	$3.61	$3.20 - 3.60	$3.25 - 3.55

Calculations:
Demand per day (incld expt)¹	30.7	34.9	33.0	35.8	35.8	34.3	30.4	36.9	37.7	37.4	40.1	40.1	—	0.0%
Carry-out days supply	42.5	46.5	50.7	47.7	31.5	28.8	27.0	33.4	46.0	46.4	57.9	57.9	0.00	0.0%
¹ in millions of bushels per day

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China.  The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2016-17, the United States will produce approximately 117.2 MMT of soybeans or approximately 34% of estimated world production, with Brazil production at 111 MMT. Argentina is projected to produce about 56 MMT. For 2016-17, global consumption of 332.4 MMT is expected to be slightly less than global production of 346.0 MMT.  If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to January 2017.

On April 11, 2017, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2016-17. The exhibit below provides a summary of historical and current information for United States soybean production.

	U.S. Soybean Supply/Demand Balance
	Marketing Year September - August
	Million Bushels									Apr 11 Est.	Mar 9 Proj.	Apr 11 Proj.
										USDA	USDA	USDA	Change from Last Month
Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	16-17	Change	% Change
Planted Acres	75.5	64.7	75.7	77.5	77.4	75.0	77.2	76.8	83.3	82.7	83.4	83.4	—	0%
Harvested Acres	74.6	64.1	74.7	76.4	76.6	73.8	76.1	76.3	82.6	81.7	82.7	82.7	—	0%
Difference	0.9	0.6	1.0	1.1	0.8	1.2	1.0	0.5	0.7	1.0	0.7	0.7	—	0%
Yield	42.9	41.7	39.7	44.0	43.5	41.9	40.0	44.0	47.5	48.0	52.1	52.1	—	0%

Beginning Stocks	449	574	205	138	151	215	169	141	92	191	197	197	—	0%
Production	3,197	2,677	2,967	3,359	3,329	3,094	3,042	3,358	3,927	3,926	4,307	4,307	—	0%
Imports	9	10	13	15	14	16	41	72	33	24	25	25	—	0%
Total Supply	3,655	3,261	3,185	3,512	3,495	3,325	3,252	3,570	4,052	4,140	4,528	4,528	—	0%

Crushings	1,808	1,801	1,662	1,752	1,648	1,703	1,689	1,734	1,873	1,886	1,940	1,940	—	0%
Seed, Feed and Residual	157	93	106	110	131	89	105	107	146	122	128	118	(10.00)	-8%
Exports	1,116	1,162	1,279	1,499	1,501	1,365	1,317	1,638	1,842	1,936	2,025	2,025	—	0%
Total Usage	3,081	3,056	3,047	3,361	3,280	3,155	3,111	3,478	3,862	3,944	4,093	4,083	(10.00)	0%

Ending Stocks (Inventory)	574	205	138	151	215	169	141	92	191	197	435	445	10.00	2%

Stocks/Use Ratio	18.6%	6.7%	4.5%	4.5%	6.6%	5.4%	4.5%	2.6%	4.9%	5.0%	10.6%	10.9%	0.00	3%
farm Price ($/bushel)	$6.43	$10.10	$9.97	$9.59	$11.30	$12.50	$14.40	$13.00	$10.10	$8.95	$9.30 - 9.90	$9.40-9.70

Calculations:
Demand per day (incld expt)¹	8.4	8.4	8.3	9.2	9.0	8.6	8.5	9.5	10.6	10.8	11.2	11.2	(0.03)	0%
Carry-out days supply	68.0	24.5	16.5	16.4	23.9	19.6	16.6	9.7	18.1	18.2	38.8	39.8	0.99	3%
¹ in millions of bushels per day

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

The USDA, in its November 2016 report, highlighted in the graph immediately below, the fact that prices have risen in response to lower ending stocks. The tightening in global ending stocks is illustrated in the second graph.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives.  Wheat by-products are used in livestock feeds.  Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India.  The United States Department of Agriculture (“USDA”) estimates that for 2016-17, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 8% of the global production, with approximately 44% of that being exported. For 2016-17, global consumption of 740.8 MMT is estimated to be surpassed by production of 751.4 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption.  These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to January 2017.

On April 11, 2017, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2016-17. The exhibit below provides a summary of historical and current information for United States wheat production.

	U.S. Wheat Supply/Demand Balance
	Marketing Year June - May
	Million Bushels									Apr 11 Est.	Mar 9 Proj.	Apr 11 Proj.
										USDA	USDA	USDA	Change from Last Month
Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	16-17	Change	% Change
Planted Acres	57.3	60.5	63.2	59.2	53.6	54.4	55.3	56.2	56.8	55.0	50.2	50.2	—	0.0%
Harvested Acres	46.8	51.0	55.7	49.9	47.6	45.7	48.8	45.3	46.4	47.3	43.9	43.9	—	0.0%
Difference	10.5	9.5	7.5	9.3	6.0	8.7	6.5	10.9	10.4	7.7	6.3	6.3	—	0.0%
Yield	38.6	40.2	44.9	44.5	46.3	43.7	46.2	47.1	43.7	43.6	52.6	52.6	—	0.0%

Beginning Stocks	571	456	306	657	976	862	743	718	590	752	976	976	—	0.0%
Production	1,808	2,051	2,499	2,218	2,207	1,999	2,252	2,135	2,026	2,062	2,310	2,310	—	0.0%
Imports	122	113	127	119	97	112	123	173	151	113	115	110	(5.00)	-4.3%
Total Supply	2,501	2,620	2,932	2,993	3,279	2,974	3,118	3,026	2,768	2,927	3,400	3,395	(5.00)	-0.1%

Food	938	948	927	919	926	941	951	955	958	957	960	960	—	0.0%
Seed	82	88	78	69	71	76	73	77	79	67	61	61	—	0.0%
Feed and residual	117	16	255	150	132	164	364	228	114	152	225	190	(35.00)	-15.6%
Exports	908	1,263	1,015	879	1,289	1,050	1,012	1,176	864	775	1,025	1,025	—	0.0%
Total Usage	2,045	2,315	2,275	2,018	2,417	2,231	2,400	2,436	2,015	1,952	2,271	2,236	(35.00)	-1.5%

Ending Stocks (Inventory)	456	305	657	976	862	743	718	590	752	976	1,129	1,159	30.00	2.7%

Stocks/Use Ratio	22.3%	13.2%	28.9%	48.4%	35.7%	33.3%	29.7%	24.2%	37.3%	50.0%	49.7%	51.8%	0.02
farm Price ($/bushel)	$4.26	$6.48	$6.78	$4.87	$5.70	$7.24	$7.77	$6.87	$5.99	$4.89	$3.80 - 3.90	$3.80 - 3.90

Calculations:
Demand per day (incld expt)¹	5.6	6.3	6.2	5.5	6.6	6.1	6.6	6.7	5.5	5.3	6.2	6.1	(0.10)	-1.5%
Carry-out days supply	81.4	48.1	105.4	176.5	130.2	121.6	108.6	88.4	136.2	182.5	181.5	189.2	7.74	4.3%
¹ in millions of bushels per day

Calculating the Net Asset Value

The NAV of each Fund is calculated by:

●	Taking the current market value of its total assets, and

●	Subtracting any liabilities.

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

Management believes that as of March 31, 2017, it had fulfilled in a timely manner all Dodd-Frank reporting requirements, both historical and on-going, for the categories under which the firm operates and is registered.

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

Position Limits, Aggregation Limits, Price Fluctuation Limits

On December 16, 2016, the CFTC issued a final rule to amend part 150 of the CFTC’s regulations with respect to the policy for aggregation under the CFTC’s position limits regime for futures and option contracts on nine agricultural commodities (“the Aggregation Requirements”). This final rule addressed the circumstances under which market participants would be required to aggregate all their positions, for purposes of the position limits, of all positions in Reference Contracts of the 9 agricultural commodities held by a single entity and its affiliates, regardless of whether such positions exist on US futures exchanges, non-US futures exchanges, or in over-the-counter swaps.  An affiliate of a market participant is defined as two or more persons acting pursuant to an express or implied agreement or understanding.  The Aggregation Requirements became effective on February 14, 2017. The Sponsor does not anticipate that this order will have an impact on the ability of a Fund to meet its respective investment objectives.

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

The aggregate position limits currently in place under the current position limits and the Aggregation Requirements are as follows for each of the commodities traded by the Funds:

Commodity Future	Spot Month Position Limit	All Month Aggregate Position Limit
corn	600 contracts	33,000 contracts
soybeans	600 contracts	15,000 contracts
sugar	5,000 contracts	Only Accountability Limits
wheat	600 contracts	12,000 contracts

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

Off Balance Sheet Financing

As of March 31, 2017, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

While the Sponsor paid the initial registration fees to the SEC, FINRA and any other regulatory agency in connection with the offer and sale of the Shares offered through each Fund’s prospectus, the legal, printing, accounting and other expenses associated with such registrations, and the initial fee of $5,000 for listing the Shares on the NYSE Arca, each Fund will be responsible for any registration fees and related expenses incurred in connection with any future offer and sale of Shares of the Fund in excess of those offered through its prospectus.

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

During the period from January 1, 2017 through March 31, 2017 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

Beginning on August 2, 2012 through March 31, 2017, TAGS has 50,002 shares currently outstanding; this represents the minimum number of shares and, thus, no shares can be redeemed until additional shares have been created. This situation has generated a situation, at times, in which the spread between bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range. The situation does not affect the actual NAV of the Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of March 31, 2017. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	March 31, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2017	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures JUL17	1,297	$3.7175	$24,107,988	$21,697,189	$20,491,790	$19,286,390	$26,518,787	$27,724,186	$28,929,586
CBOT Corn Futures SEP17	1,091	$3.7925	$20,688,087	$18,619,278	$17,584,874	$16,550,470	$22,756,896	$23,791,300	$24,825,704
CBOT Corn Futures DEC17	1,246	$3.8825	$24,187,975	$21,769,178	$20,559,779	$19,350,380	$26,606,773	$27,816,171	$29,025,570
Total CBOT Corn Futures			$68,984,050	$62,085,645	$58,636,443	$55,187,240	$75,882,455	$79,331,658	$82,780,860

Shares outstanding			3,625,004	3,625,004	3,625,004	3,625,004	3,625,004	3,625,004	3,625,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$19.03	$17.13	$16.18	$15.22	$20.93	$21.88	$22.84
Total Net Asset Value per Share as reported			$19.01
Change in the Net Asset Value per Share				$(1.90)	$(2.85)	$(3.81)	$1.90	$2.85	$3.81

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

SOYB:

	March 31, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2017	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JUL17	79	$9.5700	$3,780,150	$3,402,135	$3,213,128	$3,024,120	$4,158,165	$4,347,173	$4,536,180
CBOT Soybean Futures NOV17	68	$9.5400	$3,243,600	$2,919,240	$2,757,060	$2,594,880	$3,567,960	$3,730,140	$3,892,320
CBOT Soybean Futures NOV18	81	$9.4625	$3,832,313	$3,449,081	$3,257,466	$3,065,850	$4,215,544	$4,407,159	$4,598,775
Total CBOT Soybean Futures			$10,856,063	$9,770,456	$9,227,654	$8,684,850	$11,941,669	$12,484,472	$13,027,275

Shares outstanding			600,004	600,004	600,004	600,004	600,004	600,004	600,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$18.09	$16.28	$15.38	$14.47	$19.90	$20.81	$21.71
Total Net Asset Value per Share as reported			$18.11
Change in the Net Asset Value per Share				$(1.81)	$(2.71)	$(3.62)	$1.81	$2.71	$3.62

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.98%	9.99%	14.98%	19.98%

CANE:

	March 31, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2017	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures JUL17	81	$0.1688	$1,531,354	$1,378,218	$1,301,651	$1,225,083	$1,684,489	$1,761,057	$1,837,624
ICE #11 Sugar Futures OCT17	69	$0.1711	$1,322,261	$1,190,035	$1,123,922	$1,057,809	$1,454,487	$1,520,600	$1,586,713
ICE #11 Sugar Futures MAR18	79	$0.1763	$1,559,902	$1,403,912	$1,325,917	$1,247,922	$1,715,893	$1,793,888	$1,871,883
Total ICE #11 Sugar Futures			$4,413,517	$3,972,165	$3,751,490	$3,530,814	$4,854,869	$5,075,545	$5,296,220

Shares outstanding			375,004	375,004	375,004	375,004	375,004	375,004	375,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$11.77	$10.59	$10.00	$9.42	$12.95	$13.53	$14.12
Total Net Asset Value per Share as reported			$11.79
Change in the Net Asset Value per Share				$(1.18)	$(1.77)	$(2.35)	$1.18	$1.77	$2.35

Percent Change in the Net Asset Value per Share				-9.98%	-14.97%	-19.96%	9.98%	14.97%	19.96%

WEAT:

	March 31, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2017	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures JUL17	980	$4.3900	$21,511,000	$19,359,900	$18,284,350	$17,208,800	$23,662,100	$24,737,650	$25,813,200
CBOT Wheat Futures SEP17	813	$4.5350	$18,434,775	$16,591,298	$15,669,559	$14,747,820	$20,278,253	$21,199,991	$22,121,730
CBOT Wheat Futures DEC17	911	$4.7375	$21,579,313	$19,421,381	$18,342,416	$17,263,450	$23,737,244	$24,816,209	$25,895,175
Total CBOT Wheat Futures			$61,525,088	$55,372,579	$52,296,325	$49,220,070	$67,677,597	$70,753,850	$73,830,105

Shares outstanding			8,875,004	8,875,004	8,875,004	8,875,004	8,875,004	8,875,004	8,875,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$6.93	$6.24	$5.89	$5.55	$7.63	$7.97	$8.32
Total Net Asset Value per Share as reported			$6.93
Change in the Net Asset Value per Share				$(0.69)	$(1.04)	$(1.39)	$0.69	$1.04	$1.39

Percent Change in the Net Asset Value per Share				-10.00%	-15.01%	-20.01%	10.00%	15.01%	20.01%

TAGS:

	March 31, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2017	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	17,308	$19.0127	$329,072	$296,165	$279,711	$263,257	$361,979	$378,433	$394,886
Teucrium Soybean Fund	17,531	$18.1150	$317,574	$285,817	$269,938	$254,059	$349,331	$365,210	$381,089
Teucrium Sugar Fund	26,274	$11.7940	$309,875	$278,888	$263,394	$247,900	$340,863	$356,356	$371,850
Teucrium Wheat Fund	45,787	$6.9277	$317,199	$285,479	$269,619	$253,759	$348,918	$364,778	$380,638
Total value of shares of the Underlying Funds			$1,273,720	$1,146,348	$1,082,661	$1,018,975	$1,401,090	$1,464,777	$1,528,463

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$25.47	$22.93	$21.65	$20.38	$28.02	$29.29	$30.57
Total Net Asset Value per Share as reported			$25.51
Change in the Net Asset Value per Share				$(2.55)	$(3.82)	$(5.09)	$2.55	$3.82	$5.09

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.97%	9.99%	14.98%	19.97%

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

The Dodd-Frank Act requires the CFTC, the SEC and the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared or over-the-counter swaps). The proposed rules would require swap dealers and major swap participants to collect both variation and initial margin from their financial entity counterparties such as the Funds or Underlying Funds but would not require these swap dealers or major swap participants to post variation margin or initial margin to the Funds or Underlying Funds.  The CFTC and the Prudential Regulators finalized these rules in 2016 and compliance became necessary in September 2016.

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

The Funds, other than TAGS, will generally retain cash positions of approximately 93% of total net assets; this balance represents the total net assets less the initial margin requirements discussed above. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are rated in the highest short-term rating category by a nationally recognized statistical rating organization or deemed by the Sponsor to be of comparable quality; 2) held in short-term Treasury Securities; or 3) held in a money-market fund which is deemed to be a cash equivalent under the most recent SEC definition.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 16, 2017.

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
The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013 and a third (File No. 333-210010) was declared effective on April 29, 2016. From June 9, 2010 (the commencement of operations) through March 31, 2017, 14,975,000 Shares of the Fund were sold at an aggregate offering price of $468,890,526. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through March 31, 2017 in an amount equal to $765,487, resulting in net offering proceeds of $468,125,039. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.
The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014 and a third (File No. 333-217247) was declared effective on May 1, 2017. From September 19, 2011 (the commencement of the offering) through March 31, 2017, 2,000,000 Shares of the Fund were sold at an aggregate offering price of $44,123,168. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2017 in an amount equal to $70,229, resulting in net offering proceeds of $44,052,939. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.
The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014 and a third (File No. 333-217248) was declared effective on May 1, 2017. From September 19, 2011 (the commencement of the offering) through March 31, 2017, 1,200,000 Shares of the Fund were sold at an aggregate offering price of $17,648,866. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2017 in an amount equal to $31,729, resulting in net offering proceeds of $17,617,137. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.
The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-212481) which registered a total of 25,350,000 shares was declared effective on July 15, 2016. From September 19, 2011 (the commencement of the offering) through March 31, 2017, 12,050,000 Shares of the Fund were sold at an aggregate offering price of $124,367,618. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2017 in an amount equal to $161,245, resulting in net offering proceeds of $124,206,373. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. From March 28, 2012 (the commencement of the offering) through March 31, 2017, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2017 in an amount equal to $8,145, resulting in net offering proceeds of $17,698,433. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2017	175,000	$19.32	N/A	N/A
February 1 to February 28, 2017	675,000	$19.36	N/A	N/A
March 1 to March 31, 2017	50,000	$18.98	N/A	N/A
Total	900,000	$19.33

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2017	50,000	$19.86	N/A	N/A
February 1 to February 28, 2017	—	$—	N/A	N/A
March 1 to March 31, 2017	50,000	$18.90	N/A	N/A
Total	100,000	$19.38

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2017	—	$—	N/A	N/A
February 1 to February 28, 2017	—	$—	N/A	N/A
March 1 to March 31, 2017	725,000	$7.16	N/A	N/A
Total	725,000	$7.16

 Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2017	50,000	$13.55	N/A	N/A
February 1 to February 28, 2017	—	$—	N/A	N/A
March 1 to March 31, 2017	100,000	$12.04	N/A	N/A
Total	150,000	$12.54

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

Date: May 10, 2017