Form 10-Q
period 2017-06-30
Teucrium Commodity Trust
filed 2017-08-04
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of August 2, 2017
Teucrium Corn Fund	3,550,004
Teucrium Sugar Fund	800,004
Teucrium Soybean Fund	650,004
Teucrium Wheat Fund	8,150,004
Teucrium Agricultural Fund	50,002

TEUCRIUM COMMODITY TRUST

2

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

3

4

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$149,908,018	$145,323,469
Interest receivable	1,194	708
Restricted cash	68,684	151,684
Other assets	399,601	27,135
Equity in trading accounts:
Commodity futures contracts	8,341,454	542,647
Due from broker	6,730,479	13,782,616
Total equity in trading accounts	15,071,933	14,325,263
Total assets	$165,449,430	$159,828,259

Liabilities
Management fee payable to Sponsor	130,342	129,201
Other liabilities	54,621	15,916
Equity in trading accounts:
Commodity futures contracts	894,269	5,725,955
Total liabilities	$1,079,232	$5,871,072

Net assets	$164,370,198	$153,957,187

The accompanying notes are an integral part of these financial statements.

5

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

June 30, 2017

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $175,662)	$175,662	0.11%	175,662

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP17 (1,225 contracts)	$58,037	0.04%	$23,336,250
CBOT corn futures DEC17 (1,023 contracts)	294,275	0.18	20,050,800
CBOT corn futures DEC18 (1,135 contracts)	581,863	0.35	23,466,125

United States soybean futures contracts
CBOT soybean futures NOV17 (86 contracts)	1,912	0.00	4,105,425

United States sugar futures contracts
ICE sugar futures MAY18 (152 contracts)	48,317	0.03	2,468,480

United States wheat futures contracts
CBOT wheat futures SEP17 (1,048 contracts)	3,168,963	1.93	27,562,400
CBOT wheat futures DEC17 (859 contracts)	1,720,012	1.05	23,407,750
CBOT wheat futures DEC18 (904 contracts)	2,468,075	1.50	26,622,800
Total commodity futures contracts	$8,341,454	5.08%	$151,020,030

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN18 (73 contracts)	$46,388	0.03%	$3,513,125
CBOT soybean futures NOV18 (86 contracts)	62,212	0.04	4,126,925

United States sugar futures contracts
ICE sugar futures MAR18 (177 contracts)	525,706	0.32	2,868,533
ICE sugar futures MAR19 (164 contracts)	259,963	0.16	2,823,161
Total commodity futures contracts	$894,269	0.55%	$13,331,744

			Shares
Exchange-traded funds*
Teucrium Corn Fund	$298,982	0.18%	15,658
Teucrium Soybean Fund	310,004	0.19	17,131
Teucrium Sugar Fund	301,904	0.18	31,324
Teucrium Wheat Fund	342,754	0.21	43,737
Total exchange-traded funds (cost $1,890,877)	$1,253,644	0.76%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

6

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2016

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Prime Money Market Portfolio (cost $1,412,423)	$1,412,423	0.92%	1,412,423

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

7

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(2,915,768)	$574,407	$(2,673,627)	$(1,988,014)
Net change in unrealized appreciation on commodity futures contracts	11,935,606	163,222	12,630,493	750,261
Interest Income	417,772	148,903	740,121	275,624
Total income (loss)	9,437,610	886,532	10,696,987	(962,129)

Expenses
Management fees	383,816	281,014	776,163	521,497
Professional fees	288,414	258,798	631,238	547,949
Distribution and marketing fees	659,278	499,737	1,197,615	968,563
Custodian fees and expenses	87,724	74,353	171,818	135,289
Business permits and licenses fees	21,347	17,778	58,013	43,468
General and administrative expenses	78,983	54,778	145,979	113,140
Brokerage commissions	39,974	24,736	77,320	51,410
Other expenses	23,275	20,832	43,395	40,620
Total expenses	1,582,811	1,232,026	3,101,541	2,421,936

Expenses waived by the Sponsor	(176,704)	(63,219)	(261,465)	(98,556)

Total expenses, net	1,406,107	1,168,807	2,840,076	2,323,380

Net income (loss)	$8,031,503	$(282,275)	$7,856,911	$(3,285,509)

The accompanying notes are an integral part of these financial statements.

8

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
Operations
Net income (loss)	$7,856,911	$(3,285,509)
Capital transactions
Issuance of Shares	37,159,575	42,253,974
Redemption of Shares	(34,604,704)	(15,763,445)
Net change in the cost of the Underlying Funds	1,229	5,427
Total capital transactions	2,556,100	26,495,956

Net change in net assets	10,413,011	23,210,447

Net assets, beginning of period	153,957,187	99,601,487

Net assets, end of period	$164,370,198	$122,811,934

The accompanying notes are an integral part of these financial statements.

9

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income (loss)	$7,856,911	$(3,285,509)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on commodity futures contracts	(12,630,493)	(750,261)
Changes in operating assets and liabilities:
Due from broker	7,052,137	(754,133)
Interest receivable	(486)	(1,331)
Restricted cash	83,000	77,999
Other assets	(372,466)	(474,954)
Due to broker	—	727,637
Management fee payable to Sponsor	1,141	21,317
Other liabilities	38,705	(5,603)
Net cash provided by (used in) operating activities	2,028,449	(4,444,838)

Cash flows from financing activities:
Proceeds from sale of Shares	37,159,575	41,432,364
Redemption of Shares	(34,604,704)	(15,763,445)
Net change in cost of the Underlying Funds	1,229	5,427
Net cash provided by financing activities	2,556,100	25,674,346

Net change in cash and cash equivalents	4,584,549	21,229,508
Cash and cash equivalents, beginning of period	145,323,469	92,561,610
Cash and cash equivalents, end of period	$149,908,018	$113,791,118

 The accompanying notes are an integral part of these financial statements.

10

NOTES TO COMBINED FINANCIAL STATEMENTS

June 30, 2017

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2017 and 2016, the Funds recognized $87,724 and $74,353, respectively, for these services, which are recorded in custodian fees and expenses on the combined statements of operations; of these expenses $1,626 in 2017 and $6,279 in 2016 were waived by the Sponsor. For the six months ended June 30, 2017 and 2016, the Funds recognized $171,818 and $135,289, respectively, for these services, which were recorded in custodian fees and expenses on the combined statements of operations; of these expenses $3,252 in 2017 and $7,044 in 2016 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2017 and 2016, the Funds recognized $40,367 and $35,234, respectively, for these services, which was recorded in distribution and marketing fees on the combined statements of operations; of these expenses $13,451 in 2017 and $2,657  in 2016 were waived by the Sponsor. For the six months ended June 30, 2017 and 2016, the Funds recognized $93,786 and $74,043, respectively, for these services, which was recorded in distribution and marketing fees on the combined statements of operations; of these expenses $14,137 in 2017 and $2,993 in 2016 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended June 30, 2016 and 2017, such expenses, which are recorded in brokerage commissions on the combined statements of operations, totaled $39,974 in 2017 and $24,736 in 2016 for these services and was paid by the Funds. For the six months ended June 30, 2017 and 2016, the Funds recognized $77,320 and $51,410, respectively, for these services, which was recorded in brokerage commissions on the combined statements of operations and were paid for by the Funds.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and six months ended June 30, 2017 and 2016, the Funds did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the combined statements of operations.

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

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the combined statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the combined statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of June 30, 2017 and for the years ended December 31, 2016, 2015, and 2014. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2017 and 2016.

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

CORN: 50,000 shares representing 2 baskets

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets (at minimum level as of June 30, 2017 and December 31, 2016)

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Each Fund that is a series of the Trust has the balance of its assets on deposit with banks. The Trust had a balance of $175,662 and $1,412,423 in money market funds at June 30, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand-deposit savings accounts, which is classified as cash and not as cash equivalents. The Funds had a balance of $149,735,620 on June 30, 2017 and $143,915,277 on December 31, 2016 in demand-deposit savings accounts. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the three months ended June 30, 2017 and 2016; such expenses, which are primarily included as distribution and marketing fees, totaled $439,583 and $385,990 respectively; of these amounts, $116,679 in 2017 and $28,477 in 2016, were waived by the Sponsor. For the six months ended June 30, 2017 and 2016; such expenses, which are primarily included as distribution and marketing fees, totaled $1,293,133 in 2017 and $1,002,060 in 2016; of these amounts, $123,662 in 2017 and $44,055 in 2016 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the three months ended June 30, 2017, there were $176,704 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor.  These were specifically: $133,820 for CORN, $12,109 for SOYB, $25,286 for CANE and $5,489 for TAGS.  The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three months ended June 30, 2016, there were $63,219 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor.  These were specifically: $58,406 for CANE and $4,813 for TAGS.  The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2017 there were $261,465 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $168,820 for CORN, $27,109 for SOYB, $38,364 for CANE and $27,172 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On June 30, 2017 and December 31, 2016, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the six months ended June 30, 2017 and year ended December 31, 2016, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds. The Sponsor has included the impact of new accounting standards in this section of the Form 10-Q.

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

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures, but do not expect the adoption to have a material impact on the financial statements and disclosures of the Trust or the Funds. The Trust and the Funds do not expect to adopt the guidance until the effective date.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2017 and December 31, 2016:

June 30, 2017

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2017
Cash equivalents	$175,662	$—	$—	$175,662
Commodity futures contracts
Corn futures contracts	934,175	—	—	934,175
Soybean futures contracts	1,912	—	—	1,912
Sugar futures contracts	48,317	—	—	48,317
Wheat futures contracts	7,357,050	—	—	7,357,050
Total	$8,517,116	$—	$—	$8,517,116

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2017
Commodity futures contracts
Soybean futures contracts	$108,600	$—	$—	$108,600
Sugar futures contracts	785,669	—	—	785,669
Total	$894,269	$—	$—	$894,269

December 31, 2016
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Cash equivalents	$1,412,423	$—	$—	$1,412,423
Commodity futures contracts
Soybean futures contracts	357,500	—	—	357,500
Sugar futures contracts	185,147	—	—	185,147
Total	$1,955,070	$—	$—	$1,955,070

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2016
Commodity futures contracts
Corn futures contracts	$1,460,800	$—	$—	$1,460,800
Soybean futures contracts	12,025	—	—	12,025
Sugar futures contracts	331,542	—	—	331,542
Wheat futures contracts	3,921,588	—	—	3,921,588
Total	$5,725,955	$—	$—	$5,725,955

For the six months ended June 30, 2017 and year ended December 31, 2016, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the six months ended June 30, 2017 and year ended December 31, 2016, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2017 and December 31, 2016.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Corn futures contracts	$934,175	$—	$934,175	$—	$—	$934,175
Soybean futures contracts	1,912	—	1,912	1,912	—	—
Sugar futures contracts	48,317	—	48,317	48,317	—	—
Wheat futures contracts	7,357,050	—	7,357,050	—	—	7,357,050

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Soybean futures contracts	$108,600	$—	$108,600	$1,912	$106,688	$—
Sugar futures contracts	785,669	—	785,669	48,317	737,352	—

Offsetting of Financial Assets and Derivative Assets as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$357,500	$—	$357,500	$12,025	$—	$345,475
Sugar futures contracts	185,147	—	185,147	185,147	—	—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$1,460,800	$—	$1,460,800	$—	$1,460,800	$—
Soybean futures contracts	12,025	—	12,025	12,025	—	—
Sugar futures contracts	331,542	—	331,542	185,147	146,395	—
Wheat futures contracts	3,921,588	—	3,921,588	—	3,921,588	—

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended June 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(727,988)	$1,454,725
Soybean futures contracts	(311,413)	378,988
Sugar futures contracts	(1,381,867)	(214,032)
Wheat futures contracts	(494,500)	10,315,925
Total commodity futures contracts	$(2,915,768)	$11,935,606

Three months ended June 30, 2016

Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(300,213)	$403,163
Soybean futures contracts	861,575	1,246,300
Sugar futures contracts	1,010,632	325,998
Wheat futures contracts	(997,587)	(1,812,239)
Total commodity futures contracts	$574,407	$163,222

Six months ended June 30, 2017

Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(447,212)	$2,394,975
Soybean futures contracts	31,500	(452,163)
Sugar futures contracts	(1,588,115)	(590,957)
Wheat futures contracts	(669,800)	11,278,638
Total commodity futures contracts	$(2,673,627)	$12,630,493

Six months ended June 30, 2016

Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(2,392,088)	$251,063
Soybean futures contracts	961,900	1,590,925
Sugar futures contracts	1,008,874	323,523
Wheat futures contracts	(1,566,700)	(1,415,250)
Total commodity futures contracts	$(1,988,014)	$750,261

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $157.9 million and $156.1 million for the three and six months ended June 30, 2017 and $116 million and $106.4 million for the same periods in 2016.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

June 30, 2017

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,500,004	$66,830,725
Teucrium Soybean Fund	650,004	11,762,511
Teucrium Sugar Fund	850,004	8,192,411
Teucrium Wheat Fund	9,900,004	77,583,718
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,254,477
Less: Investment in the Underlying Funds		(1,253,644)
Net for the Fund in the combined net assets of the Trust		833
Total		$164,370,198

December 31, 2016

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,900,004	$73,213,541
Teucrium Soybean Fund	675,004	12,882,100
Teucrium Sugar Fund	425,004	5,513,971
Teucrium Wheat Fund	9,050,004	62,344,759
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,316,370
Less: Investment in the Underlying Funds		(1,313,554)
Net for the Fund in the combined net assets of the Trust		2,816
Total		$153,957,187

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN: Nothing to Report

SOYB: Nothing to Report

CANE: As of this filing, $14,000 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank. The balance for Restricted Cash is $19,068.

WEAT: The total net assets of the Fund decreased by $19,247,933 or 24.8% the period from June 30, 2017 through August 2, 2017. This was driven by a 17.7% decrease in the shares outstanding and an 8.7% decrease in the net asset value per share.

TAGS: Nothing to Report

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$61,724,071	$69,072,284
Interest receivable	352	339
Other assets	141,510	10,451
Equity in trading accounts:
Commodity futures contracts	934,175	—
Due from broker	4,131,631	5,664,656
Total equity in trading accounts	5,065,806	5,664,656
Total assets	$66,931,739	$74,747,730

Liabilities
Management fee payable to Sponsor	54,374	65,165
Other liabilities	46,640	8,224
Equity in trading accounts:
Commodity futures contracts	—	1,460,800
Total liabilities	101,014	1,534,189

Net assets	$66,830,725	$73,213,541

Shares outstanding	3,500,004	3,900,004

Net asset value per share	$19.09	$18.77

Market value per share	$19.05	$18.71

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

June 30, 2017
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $10,951)	$10,951	0.02%	10,951

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP17 (1,225 contracts)	$58,037	0.09%	$23,336,250
CBOT corn futures DEC17 (1,023 contracts)	294,275	0.44	20,050,800
CBOT corn futures DEC18 (1,135 contracts)	581,863	0.87	23,466,125
Total commodity futures contracts	$934,175	1.40%	$66,853,175

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(727,988)	$(300,213)	$(447,212)	$(2,392,088)
Net change in unrealized appreciation on commodity futures contracts	1,454,725	403,163	2,394,975	251,063
Interest income	183,500	87,118	331,872	164,229
Total income (loss)	910,237	190,068	2,279,635	(1,976,796)

Expenses
Management fees	167,806	163,420	348,974	308,872
Professional fees	133,771	182,000	308,701	413,825
Distribution and marketing fees	344,557	265,400	596,297	554,250
Custodian fees and expenses	40,650	40,200	82,375	81,460
Business permits and licenses fees	5,644	3,050	16,229	7,600
General and administrative expenses	38,162	23,500	71,632	57,005
Brokerage commissions	20,935	14,400	42,225	32,600
Other expenses	11,101	8,350	20,861	18,060
Total expenses	762,626	700,320	1,487,294	1,473,672

Expenses Waived by the Sponsor	(133,820)	—	(168,820)	—

Total expenses, net	628,806	700,320	1,318,474	1,473,672

Net income (loss)	$281,431	$(510,252)	$961,161	$(3,450,468)

Net income (loss) per share	$0.08	$0.15	$0.32	$(0.90)
Net income (loss) per weighted average share	$0.08	$(0.17)	$0.26	$(1.20)
Weighted average shares outstanding	3,553,301	3,012,641	3,677,766	2,886,542

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
Operations
Net income (loss)	$961,161	$(3,450,468)
Capital transactions
Issuance of Shares	12,892,765	18,282,392
Redemption of Shares	(20,236,742)	(9,775,885)
Total capital transactions	(7,343,977)	8,506,507
Net change in net assets	(6,382,816)	5,056,039

Net assets, beginning of period	$73,213,541	$61,056,223

Net assets, end of period	$66,830,725	$66,112,262

Net asset value per share at beginning of period	$18.77	$21.24

Net asset value per share at end of period	$19.09	$20.34

Creation of Shares	650,000	825,000
Redemption of Shares	1,050,000	450,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income (loss)	$961,161	$(3,450,468)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net change in unrealized appreciation on commodity futures contracts	(2,394,975)	(251,063)
Changes in operating assets and liabilities:
Due from broker	1,533,025	548,119
Interest receivable	(13)	(680)
Other assets	(131,059)	(143,371)
Management fee payable to Sponsor	(10,791)	7,211
Other liabilities	38,416	(3,254)
Net cash used in operating activities	(4,236)	(3,293,506)

Cash flows from financing activities:
Proceeds from sale of Shares	12,892,765	18,282,392
Redemption of Shares	(20,236,742)	(9,775,885)
Net cash (used in) provided by financing activities	(7,343,977)	8,506,507

Net change in cash and cash equivalents	(7,348,213)	5,213,001
Cash and cash equivalents, beginning of period	69,072,284	57,110,089
Cash and cash equivalents, end of period	$61,724,071	$62,323,090

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

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

The investment objective of CORN is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

CORN Benchmark

CBOT Corn Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
December following the third to expire	35%

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-3 filing, as applicable. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2017 and 2016, the Fund recognized $40,650 and $40,200, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations and paid for by the Fund. For the six months ended June 30, 2017 and 2016, the Fund recognized $82,375 and $81,460, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations and paid for by the Fund.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2017 and 2016, the Fund recognized $18,967 and $18,272, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these amounts, $11,036 and $0 were waived by the Sponsor in 2017 and 2016 respectively. For the six months ended June 30, 2017 and 2016, the Fund recognized $44,912 and $37,875, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these amounts, $11,036 and $0 were waived by the Sponsor in 2017 and 2016 respectively.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended June 30, 2017 and 2016, the Fund recognized $20,935 and $14,400, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and was paid for by the Fund. For the six months ended June 30, 2017 and 2016, the Fund recognized $42,225 and $32,600, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and was paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and six months ended June 30, 2017 and 2016, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2017 and for the years ended December 31, 2016, 2015 and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2017 and 2016.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $10,951 and $692,293 in money market funds at June 30, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $61,714,501 as of June 30, 2017 and $68,382,027 as of December 31, 2016, in demand-deposit savings accounts. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended June 30, such expenses, which are primarily recorded as distribution and marketing fees on the statement of operations, totaled $205,618 in 2017 and $198,855 in 2016; of these amounts, $95,746 in 2017 and $0 in 2016 were waived by the Sponsor. For the six months ended June 30, such expenses, totaled $626,190 in 2017 and $510,466 in 2016; of these amounts, $95,746 in 2017 and $0 in 2016 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

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

On June 30, 2017 and December 31, 2016, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the six months ended June 30, 2017 and for the year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund. The Sponsor has included the impact of new accounting standards in this section of the Form 10-Q.

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

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures, but do not expect the adoption to have a material impact on the financial statements and disclosures of the Trust or the Fund. The Trust and the Fund do not expect to adopt the guidance until the effective date.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2017 and December 31, 2016:

June 30, 2017

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2017
Cash equivalents	10,951	—	—	10,951
Corn futures contracts	934,175	—	—	934,175
Total	$945,126	$—	$—	$945,126

December 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Cash equivalents	$692,293	$—	$—	$692,293

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2016
Corn futures contracts	$1,460,800	$—	$—	$1,460,800

For the six months ended June 30, 2017 and year ended December 31 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For six months ended June 30, 2017 and year ended December 31, 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2017 and December 31, 2016.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Corn futures contracts	$934,175	$—	$934,175	$—	$—	$934,175

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Corn futures contracts	$1,460,800	$—	$1,460,800	$—	$1,460,800	$—

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2017

		Net Change in Unrealized Appreciation or
Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(727,988)	$1,454,725

Three months ended June 30, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(300,213)	$403,163

Six months ended June 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(447,212)	$2,394,975

Six months ended June 30, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,392,088)	$251,063

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $67.0 million and $68.8 million for the three and six months ended June 30, 2017 and $65.7 million and $61.8 million for the same periods in 2016.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2017 and 2016. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net asset value at beginning of period	$19.01	$20.19	$18.77	$21.24
Income (loss) from investment operations:
Investment Income	0.05	0.03	0.09	0.06
Net realized and unrealized gain (loss) on commodity futures contracts	0.21	0.35	0.59	(0.45)
Total expenses	(0.18)	(0.23)	(0.36)	(0.51)
Net increase (decrease) in net asset value	0.08	0.15	0.32	(0.90)
Net asset value at end of period	$19.09	$20.34	$19.09	$20.34
Total Return	0.42%	0.74%	1.70%	(4.24)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.54%	4.29%	4.26%	4.77%
Total expense, net	3.75%	4.29%	3.78%	4.77%
Net investment loss	(2.65)%	(3.75)%	(2.83)%	(4.24)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$10,829,061	$12,300,383
Interest receivable	90	38
Restricted cash	35,616	77,616
Other assets	41,997	4,104
Equity in trading accounts:
Commodity futures contracts	1,912	357,500
Due from broker	972,360	170,973
Total equity in trading accounts	974,272	528,473
Total assets	11,881,036	12,910,614

Liabilities
Management fee payable to Sponsor	9,450	11,891
Other liabilities	475	4,598
Equity in trading accounts:
Commodity futures contracts	108,600	12,025
Total liabilities	118,525	28,514

Net assets	$11,762,511	$12,882,100

Shares outstanding	650,004	675,004

Net asset value per share	$18.10	$19.08

Market value per share	$18.05	$19.10

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

June 30, 2017

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $151,120)	$151,120	1.28%	151,120

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV17 (86 contracts)	$1,912	0.02%	$4,105,425

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN18 (73 contracts)	$46,388	0.39%	$3,513,125
CBOT soybean futures NOV18 (86 contracts)	62,212	0.53	4,126,925
Total commodity futures contracts	$108,600	0.92%	$7,640,050

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(311,413)	$861,575	$31,500	$961,900
Net change in unrealized appreciation or depreciation on commodity futures contracts	378,988	1,246,300	(452,163)	1,590,925
Interest income	31,405	16,167	57,169	27,294
Total income (loss)	98,980	2,124,042	(363,494)	2,580,119

Expenses
Management fees	28,996	30,449	60,225	51,818
Professional fees	29,731	9,134	66,749	19,921
Distribution and marketing fees	40,549	58,944	80,197	95,013
Custodian fees and expenses	4,839	7,723	10,570	11,940
Business permits and licenses fees	4,889	4,610	9,536	9,146
General and administrative expenses	5,846	8,587	10,840	14,403
Brokerage commissions	1,740	439	3,399	1,507
Other expenses	1,861	2,824	3,735	5,446
Total expenses	118,451	122,710	245,251	209,194

Expenses waived by the Sponsor	(12,109)	—	(27,109)	—

Total expenses, net	106,342	122,710	218,142	209,194

Net (loss) income	$(7,362)	$2,001,332	$(581,636)	$2,370,925

Net (loss) income per share	$(0.01)	$3.35	$(0.98)	$4.03
Net (loss) income per weighted average share	$(0.01)	$3.25	$(0.90)	$4.28
Weighted average shares outstanding	647,257	616,488	649,452	553,713

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
Operations
Net (loss) income	$(581,636)	$2,370,925
Capital transactions
Issuance of Shares	1,399,787	5,900,450
Redemption of Shares	(1,937,740)	(1,954,480)
Total capital transactions	(537,953)	3,945,970
Net change in net assets	(1,119,589)	6,316,895

Net assets, beginning of period	$12,882,100	$6,502,552

Net assets, end of period	$11,762,511	$12,819,447

Net asset value per share at beginning of period	$19.08	$17.34

Net asset value per share at end of period	$18.10	$21.37

Creation of Shares	75,000	325,000
Redemption of Shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net (loss) income	$(581,636)	$2,370,925
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	452,163	(1,590,925)
Changes in operating assets and liabilities:
Due from broker	(801,387)	604,666
Interest receivable	(52)	(198)
Restricted cash	42,000	26,000
Other assets	(37,893)	(62,677)
Due to broker	—	400,004
Management fee payable to Sponsor	(2,441)	5,108
Other liabilities	(4,123)	(1,591)
Net cash (used in) provided by operating activities	(933,369)	1,751,312

Cash flows from financing activities:
Proceeds from sale of Shares	1,399,787	5,900,450
Redemption of Shares	(1,937,740)	(1,954,480)
Net cash (used in) provided by financing activities	(537,953)	3,945,970

Net change in cash and cash equivalents	(1,471,322)	5,697,282
Cash and cash equivalents, beginning of period	12,300,383	5,937,824
Cash and cash equivalents, end of period	$10,829,061	$11,635,106

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

 June 30, 2017

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

The investment objective of SOYB is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybeans Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

SOYB Benchmark

CBOT Soybeans Futures Contract	Weighting
Second to expire (excluding August & September)	35%
Third to expire (excluding August & September)	30%
Expiring in the November following the expiration of the third-to-expire contract	35%

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2017 and 2016, the Fund recognized $4,839 and $7,723, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations and was paid for by the Fund. For the six months ended June 30, 2017 and 2016, the Fund recognized $10,570 and $11,940, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations and was paid for by the Fund.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2017 and 2016, the Fund recognized $2,698 and $4,202, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these amounts $773 and $0 were waived by the Sponsor in 2017 and 2016. For the six months ended June 30, 2017 and 2016, the Fund recognized $6,806 and $7,799, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $773 in 2017 and $0 in 2016 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended June 30, 2017 and 2016, the Fund recognized $1,740 and $439, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the six months ended June 30, 2017 and 2016, the Fund recognized $3,399 and $1,507, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and six months ended June 30, 2017 and 2016, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2017 and for the years ended December 31, 2016, 2015 and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2017 and 2016.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $151,120 and $185,661 in money market funds at June 30, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $10,678,176 as of June 30, 2017 and $12,115,082 as of December 31, 2016 in demand-deposit savings accounts. Assets deposited with the bank may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded in distribution and marketing fees on the statements of operations. For the three months ended June 30, 2017 and 2016; such expenses, which are primarily recorded as distribution and marketing fees on the statement of operations, totaled $29,420 in 2017 and $45,844 in 2015; of these amounts, $8,841 in 2017 and $0 in 2016 were waived by the Sponsor. For the six months ended June 30, 2017 and 2016; such expenses, which are primarily included as distribution and marketing fees, totaled $95,404 in 2017 and $102,665 in 2016; of these amounts, $8,841 in 2017 and $0 in 2016 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended June 30, 2017 and 2016, there were $12,109 and $0, respectively, of expenses identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2017 and 2016, there were $27,109 and $0, respectively, of  expenses identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On June 30, 2017 and December 31, 2016, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the six months ended June 30, 2017 and for the year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund. The Sponsor has included the impact of new accounting standards in this section of the Form 10-Q.

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

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures, but do not expect the adoption to have a material impact on the financial statements and disclosures of the Trust or the Fund. The Trust and the Fund do not expect to adopt the guidance until the effective date.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2017 and December 31, 2016:

June 30, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2017
Cash equivalents	$151,120	$—	$—	$151,120
Soybean futures contracts	1,912	—	—	1,912
Total	$153,032	$—	$—	$153,032

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2017
Soybean futures contracts	$108,600	$—	$—	$108,600

December 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Cash equivalents	$185,661	$—	$—	$185,661
Soybean futures contracts	357,500	—	—	357,500
Total	$543,161	$—	$—	$543,161

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2016
Soybean futures contracts	$12,025	$—	$—	$12,025

For the six months ended June 30, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the six months ended June 30, 2017 and year ended December 31, 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2017 and December 31, 2016.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Soybean futures contracts	$1,912	$—	$1,912	$1,912	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$108,600	$—	$108,600	$1,912	$106,688	$—

Offsetting of Financial Assets and Derivative Assets as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Soybean futures contracts	$357,500	$—	$357,500	$12,025	$—	$345,475

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) –(ii)	(iv)		(v) = (iii) –(iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$12,025	$—	$12,025	$12,025	$—	$—

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended June 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$(311,413)	$378,988

Three months ended June 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$861,575	$1,246,300

Six months ended June 30, 2017

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$31,500	$(452,163)

Six months ended June 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$961,900	$1,590,925

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $11.6 million and $11.8 million for the three and six months ended June 30, 2017 and $12.5 million and $11 million for the three and six months ended June 30, 2016.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2017 and 2016. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Net asset value at beginning of period	$18.11	$18.02	$19.08	$17.34
Income (loss) from investment operations:
Investment Income	0.05	0.03	0.09	0.05
Net realized and unrealized gain (loss) on commodity futures contracts	0.10	3.52	(0.73)	4.36
Total expenses	(0.16)	(0.20)	(0.34)	(0.38)
Net (decrease) increase in net asset value	$(0.01)	$3.35	(0.98)	4.03
Net asset value at end of period	18.10	21.37	$18.10	$21.37
Total Return	(0.06)%	18.59%	(5.14)%	23.24%
Ratios to Average Net Assets (Annualized)
Total expenses	4.09%	4.03%	4.07%	4.04%
Total expenses, net	3.67%	4.03%	3.62%	4.04%
Net investment loss	(2.58)%	(3.50)%	(2.67)%	(3.51)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$7,367,453	$5,016,531
Interest receivable	82	51
Restricted cash	33,068	74,068
Other assets	32,721	4,435
Equity in trading accounts:
Commodity futures contracts	48,317	185,147
Due from broker	1,502,872	565,281
Total equity in trading accounts	1,551,189	750,428
Total assets	8,984,513	5,845,513

Liabilities
Management fee payable to Sponsor	6,433	—
Equity in trading accounts:
Commodity futures contracts	785,669	331,542
Total liabilities	792,102	331,542

Net assets	$8,192,411	$5,513,971

Shares outstanding	850,004	425,004

Net asset value per share	$9.64	$12.97

Market value per share	$9.63	$13.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

June 30, 2017

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $4,677)	$4,677	0.06%	4,677

			Notional Amount (Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY18 (152 contracts)	$48,317	0.59%	$2,468,480

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR18 (177 contracts)	$525,706	6.42%	$2,868,533
ICE sugar futures MAR19 (164 contracts)	259,963	3.17	2,823,161
Total commodity futures contracts	$785,669	9.59%	$5,691,694

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(1,381,867)	$1,010,632	$(1,588,115)	$1,008,874
Net change in unrealized appreciation or depreciation on commodity futures contracts	(214,032)	325,998	(590,957)	323,523
Interest income	19,921	7,671	30,851	13,532
Total (loss) income	(1,575,978)	1,344,301	(2,148,221)	1,345,929

Expenses
Management fees	18,985	15,249	32,938	26,717
Professional fees	10,658	14,605	22,402	17,509
Distribution and marketing fees	29,954	39,454	46,198	63,091
Custodian fees and expenses	4,097	7,351	6,391	7,351
Business permits and licenses fees	5,766	5,805	7,891	6,562
General and administrative expenses	6,205	5,848	7,250	7,053
Brokerage commissions	2,176	2,592	3,851	3,671
Other expenses	1,159	2,116	1,715	3,399
Total expenses	79,000	93,020	128,636	135,353

Expenses waived by the Sponsor	(25,286)	(58,406)	(38,364)	(73,386)

Total expenses, net	53,714	34,614	90,272	61,967

Net (loss) income	$(1,629,692)	$1,309,687	$(2,238,493)	$1,283,962

Net (loss) income per share	$(2.15)	$2.39	$(3.33)	$2.90
Net (loss) income per weighted average share	$(2.26)	$2.43	$(3.91)	$2.53
Weighted average shares outstanding	719,784	539,290	572,932	507,559

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

 (Unaudited)

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
Operations
Net (loss) income	$(2,238,493)	$1,283,962
Capital transactions
Issuance of Shares	7,288,053	2,124,000
Redemption of Shares	(2,371,120)	(1,810,840)
Total capital transactions	4,916,933	313,160
Net change in net assets	2,678,440	1,597,122

Net assets, beginning of period	$5,513,971	$5,508,663

Net assets, end of period	$8,192,411	$7,105,785

Net asset value per share at beginning of period	$12.97	$10.02

Net asset value per share at end of period	$9.64	$12.92

Creation of Shares	625,000	200,000
Redemption of Shares	200,000	200,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net (loss) income	$(2,238,493)	$1,283,962
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	590,957	(323,523)
Changes in operating assets and liabilities:
Due from broker	(937,591)	58,431
Interest receivable	(31)	(67)
Restricted cash	41,000	29,389
Other assets	(28,286)	(39,528)
Due to broker	—	327,633
Management fee payable to Sponsor	6,433	5,609
Other liabilities	—	(1,063)
Net cash (used in) provided by operating activities	(2,566,011)	1,340,843

Cash flows from financing activities:
Proceeds from sale of Shares	7,288,053	2,124,000
Redemption of Shares	(2,371,120)	(1,810,840)
Net cash provided by financing activities	4,916,933	313,160

Net change in cash and cash equivalents	2,350,922	1,654,003
Cash and cash equivalents, beginning of period	5,016,531	4,932,791
Cash and cash equivalents, end of period	$7,367,453	$6,586,794

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

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

The investment objective of CANE is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for No. 11 sugar (“Sugar Futures Contracts”) that are traded on the ICE Futures US (“ICE”):

CANE Benchmark

ICE Sugar Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
Expiring in the March following the expiration of the third-to-expire contract	35%

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2017 and 2016, the Fund recognized $4,097 and $7,351, respectively,  for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $1,093 in 2017 and $5,826 in 2016 were waived by the Sponsor. For the six months ended June 30, 2017 and 2016, the Fund recognized $6,391 and $7,351 respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $2,186 in 2017 and $5,826 in 2016 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2017 and 2016, the Fund recognized $2,013 and $2,469, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $1,481 in 2017 and $2,469 in 2016 were waived by the Sponsor. For the six months ended June 30, 2017 and 2016, the Fund recognized $3,883 and $5,028, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $1,915 in 2017 and $2,469 in 2016 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended June 30, 2017 and 2016, the Fund recognized $2,176 and $2,592, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the six months ended June 30, 2017 and 2016, the Fund recognized $3,851 and $3,671, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and six months ended June 30, 2017 and 2016, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of June 30, 2017 and for the years ended December 31, 2016, 2015 and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2017 and 2016.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $4,677 and $125,182 in money market funds at June 30, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $7,362,926 as of June 30, 2017 and $4,891,490 as of December 31, 2016 in a demand-deposit savings account. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended June 30, 2017 and 2016, such expenses, which are primarily recorded as distribution and marketing fees on the statement of operations, totaled $20,773 in 2017 and $26,784 in 2016; of these amounts, $10,381 in 2017 and $26,784 in 2016 were waived by the Sponsor. For the six months ended June 30, 2017 and 2016, such expenses totaled $49,374 in 2017 and $68,357 in 2016; of these amounts, $12,947 in 2017 and $37,067 in 2016 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended June 30, 2017 and 2016, there were $25,286 and $58,406, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2017 and 2016, there were $38,364 and $73,386, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On June 30, 2017 and December 31, 2016, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the six months ended June 30, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund. The Sponsor has included the impact of new accounting standards in this section of the Form 10-Q.

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

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures, but do not expect the adoption to have a material impact on the financial statements and disclosures of the Trust or the Fund. The Trust and the Fund do not expect to adopt the guidance until the effective date.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2017 and December 31, 2016:

June 30, 2017

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2017
Cash equivalents	$4,677	$—	$—	$4,677
Sugar futures contracts	48,317	—	—	48,317
Total	$52,994	$—	$—	$52,994

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	June 30, 2017
Sugar futures contracts	$785,669	$—	$—	$785,669

December 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Cash equivalents	$125,182	$—	$—	$125,182
Sugar futures contracts	185,147	—	—	185,147
Total	$310,329	$—	$—	$310,329

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2016
Sugar futures contracts	$331,542	$—	$—	$331,542

For the six months ended June 30, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the six months ended June 30, 2017 and year ended December 31, 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2017 and December 31, 2016.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Sugar futures contracts	$48,317	$—	$48,317	$48,317	$—	$—

 Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Sugar futures contracts	$785,669	$—	$785,669	$48,317	$737,352	$—

Offsetting of Financial Assets and Derivative Assets as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities

Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Sugar futures contracts	$185,147	$—	$185,147	$185,147	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities

Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$331,542	$—	$331,542	$185,147	$146,395	$—

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(1,381,867)	$(214,032)

Three months ended June 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$1,010,632	$325,998

Six months ended June 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(1,588,115)	$(590,957)

Six months ended June 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$1,008,874	$323,523

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $8.2 million and $6.9 million for the three and six months ended June 30, 2017 and $6.4 million and $5.6 million for the same periods in 2016.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2017 and 2016. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net asset value at beginning of period	$11.79	$10.53	$12.97	$10.02
Income (loss) from investment operations:
Investment Income	0.03	0.01	0.05	0.02
Net realized and unrealized (loss) gain on commodity futures contracts	(2.11)	2.44	(3.22)	3.00
Total expenses	(0.07)	(0.06)	(0.16)	(0.12)
Net (decrease) increase in net asset value	(2.15)	2.39	(3.33)	2.90
Net asset value at end of period	$9.64	$12.92	$9.64	$12.92
Total Return	(18.24)%	22.70%	(25.67)%	28.94%
Ratios to Average Net Assets (Annualized)
Total expenses	4.16%	6.10%	3.91%	5.07%
Total expenses, net	2.83%	2.27%	2.74%	2.32%
Net investment loss	(1.78)%	(1.77)%	(1.80)%	(1.81)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

As of this filing, $14,000 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank. The balance for Restricted Cash is $19,068.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$69,985,741	$58,931,911
Interest receivable	669	279
Other assets	183,257	7,637
Equity in trading accounts:
Commodity futures contracts	7,357,050	—
Due from broker	123,616	7,381,706
Total equity in trading accounts	7,480,666	7,381,706
Total assets	77,650,333	66,321,533

Liabilities
Management fee payable to Sponsor	60,085	52,145
Other liabilities	6,530	3,041
Equity in trading accounts:
Commodity futures contracts	—	3,921,588
Total liabilities	66,615	3,976,774

Net assets	$77,583,718	$62,344,759

Shares outstanding	9,900,004	9,050,004

Net asset value per share	$7.84	$6.89

Market value per share	$7.83	$6.88

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS
June 30, 2017

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $7,222)	$7,222	0.01%	7,222

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP17 (1,048 contracts)	$3,168,963	4.08%	$27,562,400
CBOT wheat futures DEC17 (859 contracts)	1,720,012	2.22	23,407,750
CBOT wheat futures DEC18 (904 contracts)	2,468,075	3.18	26,622,800
Total commodity futures contracts	$7,357,050	9.48%	$77,592,950

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

TEUCRIUM WHEAT FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(494,500)	$(997,587)	$(669,800)	$(1,566,700)
Net change in unrealized appreciation or depreciation on commodity futures contracts	10,315,925	(1,812,239)	11,278,638	(1,415,250)
Interest income	182,942	37,943	320,223	70,563
Total income (loss)	10,004,367	(2,771,883)	10,929,061	(2,911,387)

Expenses
Management fees	168,029	71,896	334,026	134,090
Professional fees	111,992	50,890	227,118	92,097
Distribution and marketing fees	241,007	132,882	465,670	247,209
Custodian fees and expenses	37,540	18,507	71,284	33,201
Business permits and licenses fees	5,041	4,313	12,225	8,045
General and administrative expenses	27,964	16,286	55,063	33,663
Brokerage commissions	15,123	7,190	27,845	13,409
Other expenses	9,002	7,439	16,739	13,439
Total expenses	615,698	309,403	1,209,970	575,153

Total expenses, net	615,698	309,403	1,209,970	575,153

Net income (loss)	$9,388,669	$(3,081,286)	$9,719,091	$(3,486,540)

Net income (loss) per share	$0.91	$(0.79)	$0.95	$(0.93)
Net income (loss) per weighted average share	$0.97	$(0.95)	$1.02	$(1.16)
Weighted average shares outstanding	9,728,026	3,248,905	9,534,534	3,017,312

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
Operations
Net income (loss)	$9,719,091	$(3,486,540)
Capital transactions
Issuance of Shares	15,578,970	15,947,132
Redemption of Shares	(10,059,102)	(2,222,240)
Total capital transactions	5,519,868	13,724,892
Net change in net assets	15,238,959	10,238,352

Net assets, beginning of period	$62,344,759	$26,529,260

Net assets, end of period	$77,583,718	$36,767,612

Net asset value per share at beginning of period	$6.89	$9.15

Net asset value per share at end of period	$7.84	$8.22

Creation of Shares	2,250,000	1,825,000
Redemption of Shares	1,400,000	250,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income (loss)	$9,719,091	$(3,486,540)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(11,278,638)	1,415,250
Changes in operating assets and liabilities:
Due from broker	7,258,090	(1,965,349)
Interest receivable	(390)	(384)
Restricted cash	—	22,610
Other assets	(175,620)	(229,400)
Management fee payable to Sponsor	7,940	3,389
Other liabilities	3,489	250
Net cash provided by (used in) operating activities	5,533,962	(4,240,174)

Cash flows from financing activities:
Proceeds from sale of Shares	15,578,970	15,125,522
Redemption of Shares	(10,059,102)	(2,222,240)
Net cash provided by financing activities	5,519,868	12,903,282

Net change in cash and cash equivalents	11,053,830	8,663,108
Cash and cash equivalents, beginning of period	58,931,911	24,579,091
Cash and cash equivalents, end of period	$69,985,741	$33,242,199

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

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

The investment objective of WEAT is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

WEAT Benchmark

CBOT Wheat Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
December following the third-to-expire	35%

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2017 and 2016, the Fund recognized $37,540 and $18,507, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations and was paid for by the Fund. For the six months ended June 30, 2017 and 2016, the Fund recognized $71,284 and $33,201, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations and paid for by the Fund.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2017 and 2016, the Fund recognized $16,463 and $9,997, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations and paid for by the Fund. For the six months ended June 30, 2017 and 2016, the Fund recognized $37,633 and $22,711, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations and paid for by the Fund.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended June 30, 2017 and 2016, the Fund recognized $15,123 and $7,190, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the six months ended June 30, 2017 and 2016, the Fund recognized $27,845 and $13,409, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and six months ended June 30, 2017 and 2016, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2017 and for the years ended December 31, 2016, 2015 and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2017 and 2016.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $7,222 and $406,927 in money market funds at June 30, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $69,980,017 as of June 30, 2017 and $58,526,678 as of December 31, 2016 in a demand-deposit savings account. Assets deposited with a financial institution may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended June 30, 2017 and 2016, such expenses, which are primarily recorded as distribution and marketing fees on the statement of operations, totaled $181,307 in 2017 and $111,286 in 2016 and was paid for by the Fund. For the six months ended June 30, 2017 and 2016, such expenses, totaled $514,460 in 2017 and $312,056 in 2016 and was paid for by the Fund. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three and six months ended June 30, 2017 and 2016 there were no expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On June 30, 2017 and December 31, 2016, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the six months ended June 30, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund. The Sponsor has included the impact of new accounting standards in this section of the Form 10-Q.

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

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures, but do not expect the adoption to have a material impact on the financial statements and disclosures of the Trust or the Fund. The Trust and the Fund do not expect to adopt the guidance until the effective date.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2017 and December 31, 2016:

June 30, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2017
Cash equivalents	$7,222	$—	$—	$7,222
Wheat futures contracts	7,357,050	—	—	7,357,050
Total	$7,364,272	$—	$—	$7,364,272

December 31, 2016

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Cash equivalents	$406,927	$—	$—	$406,927

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Wheat futures contracts	$3,921,588	$—	$—	$3,921,588

For the six months ended June 30, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the six months ended June 30, 2017 and for the year ended December 31, 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2017 and December 31, 2016.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Wheat futures contracts	$7,357,050	$—	$7,357,050	$—	$—	$7,357,050

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Wheat futures contracts	$3,921,588	$—	$3,921,588	$—	$3,921,588	$—

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(494,500)	$10,315,925

Three months ended June 30, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(997,587)	$(1,812,239)

Six months ended June 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(669,800)	$11,278,638

Six months ended June 30, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(1,566,700)	$(1,415,250)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $71.1 million and $68.6 million for the three and six months ended June 30, 2017 and $31.3 million and $28.1 million for the three and six months ended June 30, 2016.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2017 and 2016. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Net asset value at beginning of period	$6.93	$9.01	$6.89	$9.15
Income (loss) from investment operations:
Investment income	0.02	0.01	0.04	0.02
Net realized and unrealized gain (loss) on commodity futures contracts	0.95	(0.71)	1.04	(0.76)
Total expenses, net	(0.06)	(0.09)	(0.13)	(0.19)
Net increase (decrease) in net asset value, net of expenses waived by the Sponsor	0.91	(0.79)	0.95	(0.93)
Net asset value at end of period	$7.84	$8.22	$7.84	$8.22
Total Return	13.13%	(8.77)%	13.79%	(10.16)%
Ratios to Average Net Assets
Total expenses	3.66%	4.30%	3.62%	4.29%
Total expenses, net	3.66%	4.30%	3.62%	4.29%
Net investment loss	(2.58)%	(3.78)%	(2.66)%	(3.76)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund decreased by $19,247,933 or 24.8% for the period from June 30, 2017 through August 2, 2017. This was driven by a 17.7% decrease in the shares outstanding and an 8.7% decrease in the net asset value per share.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash equivalents	$1,692	$2,360
Interest receivable	1	1
Other assets	116	508
Equity in trading accounts:
Investments in securities, at fair value (cost $1,890,877 and $2,033,919 as of June 30, 2017 and December 31, 2016, respectively)	1,253,644	1,313,554
Total assets	$1,255,453	$1,316,423

Liabilities
Other liabilities	976	53

Net assets	$1,254,477	$1,316,370

Shares outstanding	50,002	50,002

Net asset value per share	$25.09	$26.33

Market value per share	$24.80	$25.68

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

June 30, 2017

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$298,982	23.83%	15,658
Teucrium Soybean Fund	310,004	24.71	17,131
Teucrium Sugar Fund	301,904	24.07	31,324
Teucrium Wheat Fund	342,754	27.32	43,737
Total exchange-traded funds (cost $1,890,877)	$1,253,644	99.93%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $1,692)	$1,692	0.13%	1,692

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016

Income
Realized and unrealized (loss) gain on trading of securities:
Realized loss on securities	$(87,638)	$(26,170)	$(141,812)	$(41,558)
Net change in unrealized appreciation on securities	68,112	131,077	83,131	155,712
Interest income	4	4	6	6
Total (loss) income	(19,522)	104,911	(58,675)	114,160

Expenses
Professional fees	2,262	2,169	6,268	4,597
Distribution and marketing fees	3,211	3,057	9,253	9,000
Custodian fees and expenses	598	572	1,198	1,337
Business permits and licenses fees	7	—	12,132	12,115
General and administrative expenses	806	557	1,194	1,016
Brokerage commissions	—	115	—	223
Other expenses	152	103	345	276
Total expenses	7,036	6,573	30,390	28,564

Expenses waived by the Sponsor	(5,489)	(4,813)	(27,172)	(25,170)

Total expenses, net	1,547	1,760	3,218	3,394

Net (loss) income	$(21,069)	$103,151	$(61,893)	$110,766

Net (loss) income per share	$(0.42)	$2.06	$(1.24)	$2.21
Net (loss) income per weighted average share	$(0.42)	$2.06	$(1.24)	$2.22
Weighted average shares outstanding	50,002	50,002	50,002	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended June 30, 2017	Six months ended June 30, 2016
Operations
Net (loss) income	$(61,893)	$110,766
Net change in net assets	(61,893)	110,766

Net assets, beginning of period	$1,316,370	$1,329,390

Net assets, end of period	$1,254,477	$1,440,156

Net asset value per share at beginning of period	$26.33	$26.59

Net asset value per share at end of period	$25.09	$28.80

Creation of Shares	—	—
Redemption of Shares	—	—

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash flows from operating activities:
Net (loss) income	$(61,893)	$110,766
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation on securities	(83,131)	(155,712)
Changes in operating assets and liabilities:
Net sales of investments in securities	143,041	46,985
Interest receivable	—	(2)
Other assets	392	22
Other liabilities	923	55
Net cash (used in) provided by operating activities	(668)	2,114

Net change in cash and cash equivalents	(668)	2,114
Cash equivalents, beginning of period	2,360	1,815
Cash equivalents, end of period	$1,692	$3,929

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

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

The investment objective of the TAGS is to have the daily changes in percentage terms of the NAV of its Shares reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (collectively, the “Underlying Funds”). The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund:

TAGS Benchmark

Underlying Fund	Weighting
CORN	25%
SOYB	25%
CANE	25%
WEAT	25%

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

CORN Benchmark

CBOT Corn Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
December following the third to expire	35%

The Teucrium Wheat Fund’s Benchmark is:

WEAT Benchmark

CBOT Wheat Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
December following the third-to-expire	35%

The Teucrium Soybean Fund’s Benchmark is:

SOYB Benchmark

CBOT Soybeans Futures Contract	Weighting
Second to expire (excluding August & September)	35%
Third to expire (excluding August & September)	30%
Expiring in the November following the expiration of the third-to-expire contract	35%

The Teucrium Sugar Fund’s Benchmark is:

CANE Benchmark

ICE Sugar Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
Expiring in the March following the expiration of the third-to-expire contract	35%

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2017 and 2016, the Fund recognized $598 and $572, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $533 in 2017 and $453 in 2016 were waived by the Sponsor. For the six months ended June 30, 2017 and 2016, the Fund recognized $1,198 and $1,337, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $1,066 in 2017 and $1,218 in 2016 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2017 and 2016, the Fund recognized $226 and $294, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $161 in 2017 and $188 in 2016 were waived by the Sponsor. For the six months ended June 30, 2017 and 2016, the Fund recognized $552 and $630, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $413 in 2017 and $524 in 2016 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. The Bank of New York Mellon serves as the broker for the Fund. For the three months ended June 30, 2017 and 2016, the Fund recognized $0 and $115, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the six months ended June 30, 2017 and 2016, the Fund recognized $0 and $223, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and six months ended June 30, 2017 and 2016, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2017 and for the years ended December 31, 2016, 2015 and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2017 and 2016.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $1,692 and $2,360 in money market funds at June 30, 2017 and December 31, 2016, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the three months ended June 30, 2017 and 2016 such expenses, which are primarily recorded as distribution and marketing fees on the statement of operations, totaled $2,465 in 2017 and $3,221 in 2016; of these amounts $1,711 in 2017 and $1,693 in 2016 were waived by the Sponsor. For the six months ended June 30, 2017 and 2016 such expenses totaled $7,705 in 2017 and $8,515 in 2016; of these amounts $6,128 in 2017 and $6,987 in 2016 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the three months ended June 30, 2017 and 2016, there were $5,489 and $4,813, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2017 and 2016, there were $27,172 and $25,170, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund. The Sponsor has included the impact of new accounting standards in this section of the Form 10-Q.

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

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures, but do not expect the adoption to have a material impact on the financial statements and disclosures of the Trust or the Fund. The Trust and the Fund do not expect to adopt the guidance until the effective date.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2017 and December 31, 2016:

June 30, 2017

				Balance as of
Assets:	Level 1	Level 2	Level 3	June 30, 2017
Exchange-traded funds	$1,253,644	$—	$—	$1,253,644
Cash equivalents	1,692	—	—	1,692
Total	$1,255,336	$—	$—	$1,255,336

December 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Exchange-traded funds	$1,313,554	$—	$—	$1,313,554
Cash equivalents	2,360	—	—	2,360
Total	$1,315,914	$—	$—	$1,315,914

For the six months ended June 30, 2017 and year ended December 31, 2016, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2017 and 2016. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
Per Share Operation Performance	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net asset value at beginning of period	25.51	26.74	$26.33	$26.59
Income (loss) from investment operations:
Net realized and unrealized (loss) gain on commodity futures contracts	(0.39)	2.10	(1.18)	2.28
Total expenses	(0.03)	(0.04)	(0.06)	(0.07)
Net (decrease) increase in net asset value	(0.42)	2.06	(1.24)	2.21
Net asset value at end of period	25.09	28.80	$25.09	$28.80
Total Return	(1.65)%	7.70%	(4.71)%	8.31%
Ratios to Average Net Assets (Annualized)
Total expenses	2.27%	1.87%	4.72%	4.21%
Total expenses, net	0.50%	0.50%	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%	(0.50)%	(0.50)%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

The Funds are designed and managed so that the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for specific futures contracts on designated commodities or the closing Net Asset Value per share of the Underlying Funds (as defined below) in the case of TAGS. Each Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts (each, a “Futures Contract”) that expire in a specific month and trade on a specific exchange in the designated commodity comprising the Benchmark, as defined below or shares of the Underlying Funds in the case of TAGS. Each Fund also holds United States Treasury Obligations and/or other high credit quality short-term fixed income securities for deposit with the commodity broker of the Funds as margin.

The Investment Objective of the Funds

The investment objective of CORN is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

CORN Benchmark

CBOT Corn Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
December following the third to expire	35%

The investment objective of SOYB is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybeans Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

SOYB Benchmark

CBOT Soybeans Futures Contract	Weighting
Second to expire (excluding August & September)	35%
Third to expire (excluding August & September)	30%
Expiring in the November following the expiration of the third-to-expire contract	35%

The investment objective of CANE is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for No. 11 sugar (“Sugar Futures Contracts”) that are traded on the ICE Futures US (“ICE”):

CANE Benchmark

ICE Sugar Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
Expiring in the March following the expiration of the third-to-expire contract	35%

The investment objective of WEAT is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

WEAT Benchmark

CBOT Wheat Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
December following the third-to-expire	35%

The investment objective of the TAGS is to have the daily changes in percentage terms of the NAV of its Shares reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (collectively, the “Underlying Funds”). The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund:

TAGS Benchmark

Underlying Fund	Weighting
CORN	25%
SOYB	25%
CANE	25%
WEAT	25%

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2017, Benchmark Component Futures Contracts weights for each of the Funds. The contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,225 contracts, SEP17)	$23,336,250	35%
CBOT Corn Futures (1,023 contracts, DEC17)	20,050,800	30
CBOT Corn Futures (1,135 contracts, DEC18)	23,466,125	35

Total at June 30, 2017	$66,853,175	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (86 contracts, NOV17)	$4,105,425	35%
CBOT Soybean Futures (73 contracts, JAN18)	3,513,125	30
CBOT Soybean Futures (86 contracts, NOV18)	4,126,925	35

Total at June 30, 2017	$11,745,475	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (177 contracts, MAR18)	$2,868,533	35%
ICE Sugar Futures (152 contracts, MAY18)	2,468,480	30
ICE Sugar Futures (164 contracts, MAR19)	2,823,161	35

Total at June 30, 2017	$8,160,174	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (1,048 contracts, SEP17)	$27,562,400	36%
CBOT Wheat Futures (859 contracts, DEC17)	23,407,750	30
CBOT Wheat Futures (904 contracts, DEC18)	26,622,800	34

Total at June 30, 2017	$77,592,950	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (15,658 shares)	$298,982	24%
Shares of Teucrium Soybean Fund (17,131 shares)	310,004	25
Shares of Teucrium Wheat Fund (43,737 shares)	342,754	27
Shares of Teucrium Sugar Fund (31,324 shares)	301,904	24

Total at June 30, 2017	$1,253,644	100%

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

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com; for CANE is www.teucriumcanefund.com; for SOYB is www.teucriumsoybfund.com; for WEAT is www.teucriumweatfund.com; for TAGS is www.teucriumtagsfund.com. These sites are accessible at no charge. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract, other commodity interest and the amount of cash and cash equivalents held in the Fund’s portfolio.  The specific types of other commodity interests held (if any, which may include options on futures contracts and derivative contracts such as swaps) (collectively, “Other Commodity Interests,” and together with Futures Contracts, “Commodity Interests” or “Interests”) (in addition to futures contracts, options on futures contracts and derivative contracts) that are tied to various commodities are entered into outside of public exchanges. These “over-the-counter” contracts are entered into between two parties in private contracts, or on a recently formed swap execution facility (“SEF”) for standardized swaps. For example, unlike Futures Contracts, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party (unless such over-the-counter swap is cleared through a derivatives clearing organization (“DCO”)), i.e., the risk that the other party will not be able to perform its obligations under its contract, and characteristics of such Other Commodity Interests.

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

The Funds earn interest income from the Treasury securities and/or cash equivalents that it purchases and on the cash, it holds through the Custodian or other financial institution. The Sponsor anticipates that the earned interest income will increase the NAV of each Fund. The Funds apply the earned interest income to the acquisition of additional investments or uses it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives. Any Treasury security and cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be rated in the highest short-term rating category by a nationally recognized statistical rating organization or will be deemed by the Sponsor to be of comparable quality. At the end of the quarter, available cash balances in each of the Funds were invested in either the Fidelity Institutional Money Market Funds – Government Portfolio or in demand deposits at Rabobank, N.A.

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

 Performance Summary

This report covers the periods from January 1 to June 30, 2017 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$18.77
Gain from investment operations:
Investment income	0.09
Net realized and unrealized gain on commodity futures contracts	0.59
Total expenses	(0.36)
Net increase in net asset value	0.32
Net asset value end of period	$19.09
Total Return	1.70%
Ratios to Average Net Assets (Annualized)
Total expenses	4.26%
Total expenses, net	3.78%
Net investment loss	(2.83)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$19.08
Loss from investment operations:
Investment income	0.09
Net realized and unrealized loss on commodity futures contracts	(0.73)
Total expenses	(0.34)
Net decrease in net asset value	(0.98)
Net asset value at end of period	$18.10
Total Return	(5.14)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.07%
Total expenses, net	3.62%
Net investment loss	(2.67)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$12.97
Loss from investment operations:
Investment income	0.05
Net realized and unrealized loss on commodity futures contracts	(3.22)
Total expenses	(0.16)
Net decrease in net asset value	(3.33)
Net asset value at end of period	$9.64
Total Return	(25.67)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.91%
Total expenses, net	2.74%
Net investment loss	(1.80)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$6.89
Gain from investment operations:
Investment income	0.04
Net realized and unrealized gain on commodity futures contracts	1.04
Total expenses	(0.13)
Net increase in net asset value	0.95
Net asset value at end of period	$7.84
Total Return	13.79%
Ratios to Average Net Assets (Annualized)
Total expenses	3.62%
Total expenses, net	3.62%
Net investment loss	(2.66)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$26.33
Loss from investment operations:
Investment income	0.00
Net realized and unrealized loss on investment transactions	(1.18)
Total expenses	(0.06)
Net decrease in net asset value	(1.24)
Net asset value at end of period	$25.09
Total Return	(4.71)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.72%
Total expenses, net	0.50%
Net investment loss	(0.50)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and six months ended June 30, 2017 compared to the same periods in 2016.  The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2016 and 2017, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net” is after the impact of any expenses waived by the Sponsor, and are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

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

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redemption order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations. These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part I of this filing.

The Sponsor can elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

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

On June 30, 2017, the Fund had 3,500,004 shares outstanding and net assets of $66,830,725. This is in comparison to 3,250,004 shares outstanding and net assets of $66,112,262 on June 30, 2016 and 3,625,004 shares outstanding with net assets of $68,921,186 on March 31, 2017. Shares outstanding increased by 250,000 or 8% for the period ended June 30, 2017 when compared to June 30, 2016 and decreased by 125,000 or 3% for the period ended June 30, 2017 when compared to March 31, 2017. This increase year over year was, in the opinion of management, due to market concerns regarding yields and planted acres for the 2017/18 crop year as opposed to market and USDA initial estimates. The decrease over the last quarter was due to uncertainty concerning global weather patterns and the increase in the price of agricultural commodities which had generated an opportunity for some investors to exit their investment.

Total net assets for the Fund were $66,830,723 on June 30, 2017 compared to $66,112,262 on June 30, 2016 and $68,921,186 on March 31, 2017. The Net Asset Values (“NAV”) per share related to these balances were $19.09, $20.34 and $19.01 respectively. This represents an increase in total net assets for the year over year of 1%, driven by a combination of an increase in total shares outstanding of 8% and a change in the NAV per share which decreased by 6%. When comparing June 30, 2017 with March 31, 2017, there was a decrease in total net assets of 3%, driven by a decrease in total shares outstanding of 3%. The closing prices per share for June 30, 2017 and 2016 and March 31, 2017, as reported by the NYSE Arca, were $19.05, $20.50 and $19.03, respectively. The change from June 30, 2017 over the same period last year was a 7% decrease, and a 0.1% increase from March 31, 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2017 and serves to illustrate the relative changes of these components.

The total income for the three-month period ended June 30, 2017 was $910,237 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($727,988), and by a net change in unrealized appreciation of commodity futures contracts of $1,454,725. Total income was $190,068 in the same period of 2016. The total income for the six-month period ended June 30, 2017 was $2,279,635 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($447,212), and by a net change in unrealized appreciation of commodity futures contracts of $2,394,975. Total loss was ($1,976,796) in the same period of 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended June 30, 2017 and 2016, respectively, was $183,500 and $87,118. For the six-month period, these amounts were $331,872 and $164,229. This increase year-over-year was the result of higher realized interest rates on cash balances in 2017 compared to 2016, due to the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2017, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2017 were $762,626 and for the same period in 2016 were $700,320. This represents a $62,306 or 9% increase for 2017 over 2016. The increase was driven by: 1) a $79,157 or 30% increase in distribution and marketing expenses; 2) a $2,594 or 85% increase in business permits and licenses; 3) a $14,662 or 62% increase in general and administrative expenses; and 4) a $6,535 or 45% increase in brokerage commissions due to an increase in contracts purchased and rolled. These increases were offset by a ($48,229) or 26% decrease in professional fees related to auditing, legal and tax preparation fees. All other expense categories remained relatively flat year over year. The increases were due, in general, to the increase in the average assets under management relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 4.54% in 2017 and 4.29% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2017 were $1,487,294 and for the same period in 2016 were $1,473,672. This represents a $13,622 or 1% increase for 2017 over 2016. The slight increase was driven by increases in all expense categories except professional fees related to auditing, legal and tax preparation fees, which decreased by ($105,124) or 25%. The increases were specifically: 1) a $40,102 or 13% increase in the management fee paid to the Sponsor as a result of higher average net assets; 2) a $42,047 or 8% increase in distribution and marketing expenses; 3) a $8,629 or 114% increase in business permits and licenses; 4) a $14,627 or 26% increase in general and administrative expenses; 5) a $9,625 or 30% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 6) a $2,801 or 16% increase in other expenses. All other expense categories remained relatively flat year over year. The increases were due, in general, to the increase in the average assets under management relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for the six-month periods were 4.26% in 2017 and 4.77% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended June 30, 2017 and 2016, the Sponsor waived fees of $133,820 and $0 respectively. For the six-month period ended June 30, 2017 and 2016, the Sponsor waived fees of $168,820 and $0 respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2017 and 2016 were $628,806 and $700,320, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.75% in 2017 and 4.29% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 2.65% in 2017 and 3.75% in 2016.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2017 and 2016 were $1,318,474 and $1,473,672, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.78% in 2017 and 4.77% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 2.83% in 2017 and 4.24% in 2016.

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

Teucrium Soybean Fund

The Teucrium Soybean Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”). The three Soybean Futures Contracts are: (1) the second-to-expire excluding August and September CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire excluding August and September CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%.

On June 30, 2017, the Fund had 650,004 shares outstanding and net assets of $11,762,511. This is in comparison to 600,004 shares outstanding and net assets of $12,819,447 on June 30, 2016 and 600,004 shares outstanding with net assets of $10,869,063 on March 31, 2017. Shares outstanding increased by 50,000 or 8% for the period ended June 30, 2017 when compared to June 30, 2016 and March 31, 2017. This increase year over year was, in the opinion of management, due to the relative low price of soybean compared to the last decade which generated renewed investor interest in the commodity.

Total net assets for the Fund were $11,762,511 on June 30, 2017 compared to $12,819,447 on June 30, 2016 and $10,869,063 on March 31, 2017. The Net Asset Values (“NAV”) per share related to these balances were $18.10, $21.37 and $18.11 respectively. This represents a decrease in total net assets for the year over year of 8%, driven by an increase in shares outstanding which increased by 8% and a change in the NAV per share which decreased by 15%. When comparing June 30, 2017 with March 31, 2017, there was a increase in total net assets of 8%, driven by a increase in total shares outstanding of 8%. The closing prices per share for June 30, 2017 and 2016 and March 31, 2017, as reported by the NYSE Arca, were $18.05, $21.34 and $18.12, respectively. The change from June 30, 2017 over the same period last year was a 15% decrease, and a 0.4% decrease from March 31, 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2017 and serves to illustrate the relative changes of these components.

The total income for the three-month period ended June 30, 2017 was $98,980 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($311,413), and by a net change in unrealized appreciation of commodity futures contracts of $378,988. Total income was $2,124,042 in the same period of 2016. The total loss for the six-month period ended June 30, 2017 was ($363,494) resulting primarily from the net change in realized gain on commodity futures contracts totaling $31,500, and by a net change in unrealized depreciation of commodity futures contracts of ($452,163). Total income was $2,580,119 in the same period of 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended June 30, 2017 and 2016, respectively, was $31,405 and $16,167. For the six-month period, these amounts were $57,169 and $27,294. This increase year-over-year was the result of higher realized interest rates on cash balances in 2017 compared to 2016, due to the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2017, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended June 30, 2017 were $118,451 and for the same period in 2016 were $122,710. This represents a ($4,259) or 3% decrease for 2017 over 2016. The slight decrease for 2017 was driven by; 1) a ($1,453) or 5% decrease in management fee paid to the Sponsor due to lower net assets in the Fund during the period; 2) a ($18,395) or 31% decrease in distribution and marketing fees; 3) a ($2,884) or 37% decrease in custodian fees and expenses; 4) a ($2,741) or 32% decrease in general and administrative expenses; and 5) a ($963) or 34% decrease in other expenses. These decreases were offset by; 1) a $20,597 or 225% increase in professional fees related to auditing, legal and tax preparation fees; 2) a $279 or 6% increase in business permits and licenses; and 3) a $1,301 or 296% increase in brokerage commissions due to an increase in contracts purchased and rolled. All other expense categories remained relatively flat year over year. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 4.09% in 2017 and 4.03% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended June 30, 2017 were $245,251 and for the same period in 2016 were $209,194. This represents a $36,057 or 17% increase for 2017 over 2016. The increase for 2017 was driven by; 1) a $8,407 or 16% increase in the management fee paid to the Sponsor as a result of higher average net assets; 2) a $46,828 or 235% increase in professional fees related to auditing, legal and tax preparation fees; and 3) a $1,892 or 126% increase in brokerage commissions due to an increase in contracts purchased and rolled. These increases were offset by; 1) a ($14,816) or 16% decrease in distribution and marketing expenses; 2) a ($1,370) or 11% decrease in custodian fees and expenses; 3) a ($3,563) or 25% decrease in general and administrative expenses; and 4) a ($1,711) or 31% decrease in other expenses. All other expense categories remained relatively flat year over year. The total expense ratio gross of expenses waived by the Sponsor for the six-month periods were 4.07% in 2017 and 4.04% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended June 30, 2017 and 2016, the Sponsor waived fees of $12,109 and $0 respectively. For the six-month period ended June 30, 2017 and 2016, the Sponsor waived fees of $27,109 and $0 respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2017 and 2016 were $106,342 and $122,710, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.67% in 2017 and 4.03% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 2.58% in 2017 and 3.50% in 2016.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2017 and 2016 were $218,142 and $209,194, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.62% in 2017 and 4.04% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 2.67% in 2017 and 3.51% in 2016.

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

On June 30, 2017, the Fund had 850,004 shares outstanding and net assets of $8,192,411. This is in comparison to 550,004 shares outstanding and net assets of $7,105,785 on June 30, 2016 and 375,004 shares outstanding with net assets of $4,422,806 on March 31, 2017. Shares outstanding increased by 300,000 or 55% for the period ended June 30, 2017 when compared to June 30, 2016 and increased by 475,000 or 127% for the period ended June 30, 2017 when compared to March 31, 2016. This increase was, in the opinion of management, due to the relative low price of sugar, compared to the last decade, which generated renewed investor interest in the commodity.

Total net assets for the Fund were $8,192,411 on June 30, 2017 compared to $7,105,785 on June 30, 2016 and $4,422,806 on March 31, 2017. The Net Asset Values (“NAV”) per share related to these balances were $9.64, $12.92 and $11.79, respectively. This represents an increase in total net assets for the year over year of 15%, driven by combination of an increase in total shares outstanding of 55% and a decrease of ($3.28) or 25% in the NAV per share. When comparing June 30, 2017 with March 31, 2017, there was an increase in total net assets of 85%, driven by a combination of an increase in total shares outstanding of 127% and a decrease in the NAV per share of ($2.16) or 18%. The closing prices per share for June 30, 2017 and 2016 and March 31, 2017, as reported by the NYSE Arca, were $9.63, $12.96 and $11.87, respectively. The change from June 30, 2017 over the same period last year was a 26% decrease, and a 19% decrease from March 31, 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2017 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended June 30, 2017 was ($1,575,978) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($1,381,867) and by a net change in unrealized depreciation of commodity futures contracts of ($214,032). Total income was $1,344,301 in the same period of 2016. The total loss for the six-month period ended June 30, 2017 was ($2,148,221) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($1,588,115) and by a net change in unrealized depreciation of commodity futures contracts of ($590,957). Total income was $1,345,929 in the same period of 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended June 30, 2017 and 2016, respectively, was $19,921 and $7,671. For the six-month period, these amounts were $30,851 and $13,532. This increase year-over-year was the result of higher realized interest rates on cash balances in 2017 compared to 2016, due to the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2017, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2017 were $79,000 and for the same period in 2016 were $93,020. This represents a ($14,020) or 15% decrease for 2017 over 2016. The decrease for 2017 was driven by; 1) a ($3,947) or 27% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($9,500) or 24% decrease in distribution and marketing fees; 3) a ($3,254) or 44% decrease in custodian fees and expenses; and 4) a ($957) or 45% decrease in other expenses. These decreases were offset by a $3,736 or 24% increase in the management fee paid to the Sponsor due to higher average net assets under management and a $357 or 6% increase in general and administrative expenses. All other expense categories remained relatively flat year over year. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 4.16% in 2017 and 6.10% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2017 were $128,636 and for the same period in 2016 were $135,353. This represents a ($6,717) or 5% decrease for 2017 over 2016. The decrease for 2017 was driven by; 1) a ($16,893) or 27% decrease in distribution and marketing fees; 2) a ($960) or 13% decrease in custodian fees and expenses; and 3) a ($1,684) or 50% decrease in other expenses. These decreases were offset by; 1) a $6,221 or 23% increase in management fee paid to the Sponsor due to higher average net assets under management; 2) a $4,893 or 28% increase in professional fees related to auditing, legal and tax preparation fees; and 3) a $1,329 or 20% increase in business permits and licenses fees. All other expense categories remained relatively flat year over year. The total expense ratio gross of expenses waived by the Sponsor for the six-month periods were 3.91% in 2017 and 5.07% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended June 30, 2017 and 2016, the Sponsor waived fees of $25,286 and $58,406 respectively. For the six-month period ended June 30, 2017 and 2016, the Sponsor waived fees of $38,364 and $73,386 respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2017 and 2016 were $53,714 and $34,614 respectively. The total expense ratio net of expenses waived by the Sponsor was 2.83% in 2017 and 2.27% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 1.78% in 2017 and 1.77% in 2016.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2017 and 2016 were $90,272 and $61,967, respectively. The total expense ratio net of expenses waived by the Sponsor was 2.74% in 2017 and 2.32% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 1.80% in 2017 and 1.81% in 2016.

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

On June 30, 2017, the Fund had 9,900,004 shares outstanding and net assets of $77,583,715. This is in comparison to 4,475,004 shares outstanding and net assets of $36,767,612 on June 30, 2016 and 8,875,004 shares outstanding with net assets of $61,483,789 on March 31, 2017. Shares outstanding increased by 5,425,000 or 121% for the period ended June 30, 2017 when compared to June 30, 2016 and increased by 1,025,000 or 12% for the period ended June 30, 2017 when compared to March 31, 2017. This increase year over year was, in the opinion of management, due to the low price of wheat relative to recent years which accelerated investor interest.

Total net assets for the Fund were $77,583,715 on June 30, 2017 compared to $36,767,612 on June 30, 2016 and $61,483,789 on March 31, 2017. The Net Asset Values (“NAV”) per share related to these balances were $7.84, $8.22 and $6.93 respectively. This represents an increase in total net assets for the year over year of 111%, driven by an increase in total shares outstanding of 121% and a decrease in the NAV per share of 5%. When comparing June 30, 2017 with March 31, 2017, there was an increase in total net assets of 26%, driven by a combination of an increase in total shares outstanding of 12% and an increase in the NAV per share of 13%. The closing prices per share for June 30, 2017 and 2016 and March 31, 2017, as reported by the NYSE Arca, were $7.83, $8.25 and $6.94, respectively. The change from June 30, 2017 over the same period last year was a 5% decrease, and a 13% increase from March 31, 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2017 and serves to illustrate the relative changes of these components.

The total income for the three-month period ended June 30, 2017 was $10,004,367 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($494,500) and by a net change in unrealized appreciation of commodity futures contracts of $10,315,925. Total loss was ($2,771,883) in the same period of 2016. The total income for the six-month period ended June 30, 2017 was $10,929,061 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($669,800) and by a net change in unrealized appreciation of commodity futures contracts of $11,278,638. Total loss was ($2,911,387) in the same period of 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended June 30, 2017 and 2016, respectively, was $182,942 and $37,943. For the six-month period, these amounts were $320,223 and $70,563. This increase year-over-year was the result of higher cash balances and higher realized interest rates on cash balances in 2017 compared to 2016, due to the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2017, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2017 were $615,698 and for the same period in 2016 were $309,403. This represents a $306,295 or 99% increase for 2017 over 2016. The increase for 2017 over 2016 was driven by increases in all expense categories period over period, due to the increase in average assets under management compared to the other Funds. Increases were: 1) a $96,133 or 134% increase in the management fee paid to the Sponsor as a result of higher average net assets; 2) a $61,102 or 120% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $108,125 or 81% increase in distribution and marketing fees; 4) a $19,033 or 103% increase in custodian fees and expenses; 5) a $728 or 17% increase in business permits and license fees; 6) a $11,678 or 72% increase in general and administrative expenses; 7) a $7,933 or 110% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $1,563 or 21% increase in other expenses. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 3.66% in 2017 and 4.30% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2017 were $1,209,970 and for the same period in 2016 were $575,153. This represents a $634,817 or 110% increase for 2017 over 2016. The increase for 2017 over 2016 was driven by increases in all expense categories period over period, due to the increase in average assets under management compared to the other Funds. Increases were: 1) a $199,936 or 149% increase in the management fee paid to the Sponsor as a result of higher average net assets; 2) a $135,021 or 147% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $218,461 or 88% increase in distribution and marketing fees; 4) a $38,083 or 115% increase in custodian fees and expenses; 5) a $4,180 or 52% increase in business permits and license fees; 6) a $21,400 or 64% increase in general and administrative expenses; 7) a $14,436 or 108% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $3,300 or 25% increase in other expenses. The total expense ratio gross of expenses waived by the Sponsor for the six-month periods were 3.62% in 2017 and 4.29% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month and six-month periods ended June 30, 2017 and 2016, there were no expenses waived by the Sponsor.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2017 and 2016 were $615,698 and $309,403, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.66% in 2017 and 4.30% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 2.58% in 2017 and 3.78% in 2016.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2017 and 2016 were $1,209,970 and $575,153, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.62% in 2017 and 4.29% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 2.66% in 2017 and 3.76% in 2016.

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

Teucrium Agricultural Fund

The Teucrium Agricultural Fund commenced operation on March 28, 2012. The investment objective of the Fund is to have the daily changes in percentage terms of the Net Asset Value (“NAV”) of its common units (“Shares”) reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund (“CORN”), the Teucrium Wheat Fund (“WEAT”), the Teucrium Soybean Fund (“SOYB”) and the Teucrium Sugar Fund (“CANE”) (collectively, the “Underlying Funds”). The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund. The Fund does not intend to invest directly in futures contracts (“Futures Contracts”), although it reserves the right to do so in the future, including if an Underlying Fund ceases operation.

The investment objective of each Underlying Fund is to have the daily changes in percentage terms of its shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity specified in the Underlying Fund’s name. (This weighted average is referred to herein as the Underlying Fund’s “Benchmark,” the Futures Contracts that at any given time make up an Underlying Fund’s Benchmark are referred to herein as the Underlying Fund’s “Benchmark Component Futures Contracts,” and the commodity specified in the Underlying Fund’s name is referred to herein as its “Specified Commodity.”) Specifically, the Teucrium Corn Fund’s Benchmark is: (1) the second-to-expire Futures Contract for corn traded on the CBOT, weighted 35%, (2) the third-to-expire CBOT corn Futures Contract, weighted 30%, and (3) the CBOT corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. The Teucrium Wheat Fund’s Benchmark is: (1) the second-to-expire CBOT wheat Futures Contract, weighted 35%, (2) the third-to-expire CBOT wheat Futures Contract, weighted 30%, and (3) the CBOT wheat Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. The Teucrium Soybean Fund’s Benchmark is: (1) the second-to-expire excluding August and September CBOT soybean Futures Contract, weighted 35%, (2) the third-to-expire excluding August and September CBOT soybean Futures Contract, weighted 30%, and (3) the CBOT soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%, except that CBOT soybean Futures Contracts expiring in August and September will not be part of the Teucrium Soybean Fund’s Benchmark because of the less liquid market for these Futures Contracts. The Teucrium Sugar Fund’s Benchmark is: (1) the second-to-expire Sugar No. 11 Futures Contract traded on ICE Futures, weighted 35%, (2) the third-to-expire ICE Futures Sugar No. 11 Futures Contract, weighted 30%, and (3) the ICE Futures Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%.

On June 30, 2017, the Fund had 50,002 shares outstanding and net assets of $1,254,477. This is in comparison to 50,002 shares outstanding and net assets of $1,440,156 on June 30, 2016 and 50,002 shares outstanding with net assets of $1,275,546 on March 31, 2017. The Net Asset Values (“NAV”) per share related to these balances were $25.09, $28.80 and $25.51 respectively. This represents a decrease in total net assets for the year over year of 13% which was the result of a change in the NAV per share which decreased by ($3.71) or 13%. When comparing June 30, 2017 with March 31, 2017, there was a decrease in total net assets of 2%, driven by a decrease in the NAV per share of ($0.42) or 2%. The closing prices per share for June 30, 2017 and 2016 and March 31, 2017, as reported by the NYSE Arca, were $24.80, $28.55 and $24.71 respectively. The change from June 30, 2017 over the same period last year was a 13% decrease, and a 0.4% increase from March 31, 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2017 and serves to illustrate the relative changes of these components.

Total loss for the three-month period ended June 30, 2017 was ($19,522) resulting from the realized loss on the securities of the Underlying Funds totaling ($87,638) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $68,112. Total income for the same period in 2016 was $104,911. Total loss for the six-month period ended June 30, 2017 was ($58,675) resulting from the realized loss on the securities of the Underlying Funds totaling ($141,812) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $83,131. Total income for the same period in 2016 was $114,160. Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2017 were $7,036 and for the same period in 2016 were $6,573. This represents a $463 or 7% increase for 2017 over 2016. The increase for 2017 was driven by; 1) a $249 or 45% increase in general and administrative expenses; 2) a $49 or 48% increase in other expenses; 3) a $154 or 5% increase in distribution and marketing fees; and 4) a $26 or 5% increase in custodian fees and expenses. The increases were offset by a ($115) or 100% decrease in brokerage commissions. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 2.27% in 2017 and 1.87% in 2016.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2017 were $30,390 and for the same period in 2016 were $28,564. This represents a $1,826 or 6% increase for 2017 over 2016. The increase for 2017 was driven by; 1) a $1,671 or 36% increase in professional fees related to auditing, legal and tax preparation fees; 2) a $178 or 18% increase in general and administrative expenses; and 3) a $69 or 25% increase to other expenses. The increases were offset by a $139 or 10% decrease in custodian fees and expenses and a $223 or 100% decrease in brokerage commissions. The total expense ratio gross of expenses waived by the Sponsor for the six-month periods were 4.72% in 2017 and 4.21% in 2016.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended June 30, 2017 and 2016, the Sponsor waived fees of $5,489 and $4,813 respectively. For the six-month period ended June 30, 2017 and 2016, the Sponsor waived fees of $27,172 and $25,170 respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2017 and 2016 were $1,547 and $1,760 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.50% in 2017 and 0.50% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 0.50% in 2017 and 0.50% in 2016.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2017 and 2016 were $3,218 and $3,394 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.50% in 2017 and 0.50% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 0.50% in 2017 and 0.50% in 2016.

Market Outlook

The Corn Market

Corn is currently the most widely produced livestock feed grain in the United States. The two largest demands of the United States’ corn crop are used in livestock feed and ethanol production. Corn is also processed into food and industrial products, including starch, sweeteners, corn oil, beverages and industrial alcohol. The United States Department of Agriculture (“USDA”) publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide corn production and consumption, and for other grains such as soybeans and wheat which can be used in some cases as a substitute for corn. These reports are available on the USDA’s website, www.usda.gov, at no charge.

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2017-18, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 35% of all the corn globally, of which about 13% will be exported. For 2017-2018, global consumption of 1,063.6 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,036.9 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 215 MMT is approximately 11% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 440% from crop year 1960/1961 to 2017/2018 as demonstrated by the graph below, and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 81 million people in the 2017-18 timeframe and reach over 9.7 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of bio-fuels, including ethanol in the United States. Based on USDA estimates as of July 12, 2017, for each person added to the population, there needs to be an additional 5.7 bushels of corn, 1.7 bushels of soybeans and 3.7 bushels of wheat produced.

While global consumption of corn has increased over the 1960/1961-2017/2018 period, so has production, driven by increases in acres planted and yield per acre. However, according to the USDA and United Nations, future growth in planted acres and yield may be inhibited by lower-productive land, and lack of infrastructure and transportation. In addition, agricultural crops such as corn are highly weather-dependent for yield and therefore susceptible to changing weather patterns. In addition, given the current production/consumption patterns, nearly 100% of all corn produced globally is consumed which leaves minimal excess inventory if production issues arise.

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2017.

On July 12, 2017, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2017-18. The exhibit below provides a summary of historical and current information for United States corn production.

	U.S. Corn Supply/Demand Balance
	Marketing Year September - August
	Million Bushels
											July 12 Est.	June 9 Est.	July 12 Est.
											USDA	USDA	USDA	Change from last month
Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	17-18	Change	% Change
Planted Acres	78.3	93.5	86.0	86.4	88.2	91.9	97.3	95.4	90.6	88.0	94.0	90.0	90.9	1	1.0%
Harvested Acres	70.6	86.5	78.6	79.5	81.4	84.0	87.4	87.5	83.1	80.8	86.7	82.4	83.5	1	1.3%
Difference	7.7	7.0	7.4	6.9	6.8	7.9	9.9	7.9	7.5	7.2	7.3	7.6	7.4	(0.2)	-2.6%
Yield	149.1	150.7	153.9	164.7	152.8	147.2	123.1	158.1	171.0	168.4	174.6	170.7	170.7	—	0.0%

Beginning Stocks	1,967	1,304	1,624	1,673	1,708	1,128	989	821	1,232	1,731	1,737	2,295	2,370	75	3.3%
Production	10,531	13,038	12,092	13,092	12,447	12,360	10,755	13,829	14,216	13,602	15,148	14,065	14,255	190	1.4%
Imports	12	20	14	8	28	29	160	36	32	68	55	50	50	—	0.0%
Total Supply	12,510	14,362	13,730	14,774	14,182	13,516	11,904	14,686	15,479	15,401	16,940	16,410	16,675	265	1.6%

Feed	5,540	5,858	5,205	5,125	4,793	4,545	4,315	5,040	5,280	5,113	5,425	5,425	5,475	50	0.9%
Food/Seed/Industrial	3,541	4,442	4,993	5,961	6,428	6,439	6,038	6,493	6,601	6,650	6,920	7,000	7,000	—	0.0%
Ethanol for Fuel(incld above)	2,119	3,049	3,677	4,591	5,021	5,011	4,641	5,124	5,200	5,224	5,450	5,500	5,500	—	0.0%
Exports	2,125	2,437	1,858	1,980	1,834	1,543	730	1,920	1,867	1,901	2,225	1,875	1,875	—	0.0%
Total Usage	11,206	12,737	12,056	13,066	13,055	12,527	11,083	13,454	13,748	13,664	14,570	14,300	14,350	50	0.3%

Ending Stocks (Inventory)	1,304	1,624	1,673	1,708	1,128	989	821	1,232	1,731	1,737	2,370	2,110	2,325	215	10.2%

Stocks/Use Ratio	12%	13%	14%	13%	9%	8%	7%	9%	13%	13%	16%	15%	16%
farm Price ($/bushel)	$3.04	$4.20	$4.06	$3.55	$5.18	$6.22	$6.89	$4.46	$3.70	$3.61	$3.25 - 3.45	$3.00 - 3.80	$2.90 - 3.70

Calculations:
Demand per day (incld expt)¹	30.7	34.9	33.0	35.8	35.8	34.3	30.4	36.9	37.7	37.4	39.9	39.2	39.3	0.1	0.3%
Carry-out days supply	42.5	46.5	50.7	47.7	31.5	28.8	27.0	33.4	46.0	46.4	59.4	53.9	59.1	5.28	9.8%
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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2017-18, the United States will produce approximately 115.9 MMT of soybeans or approximately 34% of estimated world production, with Brazil production at 107 MMT. Argentina is projected to produce about 57 MMT. For 2017-18, global consumption of 345.3 MMT is estimated at the same level as global production. If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2017.

On July 12, 2017, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2017-18. The exhibit below provides a summary of historical and current information for United States soybean production.

	U.S. Soybean Supply/Demand Balance
	Marketing Year September - August
	Million Bushels										July 12 Est.	June 9 Est.	July 12 Est.
											USDA	USDA	USDA	Change from last month
Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	17-18	Change	% Change
Planted Acres	75.5	64.7	75.7	77.5	77.4	75.0	77.2	76.8	83.3	82.7	83.4	89.5	89.5	—	0%
Harvested Acres	74.6	64.1	74.7	76.4	76.6	73.8	76.1	76.3	82.6	81.7	82.7	88.6	88.7	0.10	0%
Difference	0.9	0.6	1.0	1.1	0.8	1.2	1.0	0.5	0.7	1.0	0.7	0.9	0.8	(0.10)	-11%
Yield	42.9	41.7	39.7	44.0	43.5	41.9	40.0	44.0	47.5	48.0	52.1	48.0	48.0	—	0%

Beginning Stocks	449	574	205	138	151	215	169	141	92	191	197	450	410	(40.00)	-9%
Production	3,197	2,677	2,967	3,359	3,329	3,094	3,042	3,358	3,927	3,926	4,307	4,255	4,260	5.00	0%
Imports	9	10	13	15	14	16	41	72	33	24	25	25	25	—	0%
Total Supply	3,655	3,261	3,185	3,512	3,495	3,325	3,252	3,570	4,052	4,140	4,528	4,730	4,695	(35.00)	-1%

Crushings	1,808	1,801	1,662	1,752	1,648	1,703	1,689	1,734	1,873	1,886	1,900	1,950	1,950	—	0%
Seed, Feed and Residual	157	93	106	110	131	89	105	107	146	115	118	135	135	—	0%
Exports	1,116	1,162	1,279	1,499	1,501	1,365	1,317	1,638	1,842	1,942	2,100	2,150	2,150	—	0%
Total Usage	3,081	3,056	3,047	3,361	3,280	3,155	3,111	3,478	3,862	3,944	4,118	4,235	4,235	—	0%

Ending Stocks (Inventory)	574	205	138	151	215	169	141	92	191	197	410	495	460	(35.00)	-7%

Stocks/Use Ratio	18.6%	6.7%	4.5%	4.5%	6.6%	5.4%	4.5%	2.6%	4.9%	5.0%	10.0%	11.7%	10.9%	(0.01)	-7%
farm Price ($/bushel)	$6.43	$10.10	$9.97	$9.59	$11.30	$12.50	$14.40	$13.00	$10.10	$8.95	$9.50	$8.30-10.30	$8.40-10.40

Calculations:
Demand per day (incld expt)¹	8.4	8.4	8.3	9.2	9.0	8.6	8.5	9.5	10.6	10.8	11.3	11.6	11.6	—	0%
Carry-out days supply	68.0	24.5	16.5	16.4	23.9	19.6	16.6	9.7	18.1	18.2	36.3	42.7	39.6	(3.02)	-7%
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

The Sugar No. 11 Futures Contract is the world benchmark contract for raw sugar trading.  This contract prices the physical delivery of raw cane sugar, delivered to the receiver’s vessel at a specified port within the country of origin of the sugar.  Sugar No. 11 Futures Contracts trade on ICE Futures US and the NYMEX in units of 112,000 pounds.

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge.  The USDA’s May 2017 report forecasts that Brazil, with estimated production of 39.7 million metric tons, will continue to be the leading producer of sugarcane worldwide. Brazil’s production, which outpaces the other principal global producers, namely India, Thailand and China, equates to approximately 22% of the world’s supply. The principal producers of sugar beets, as forecasted by the USDA for 2017, include the European Union, the United States, and Russia.

World estimated raw sugar production is a near-record 180 million metric tons and is up sharply from the previous two years. The USDA’s May 2017 report estimates that record global consumption of 172 million metric tons will still be below production. Despite this year record production, ending stocks are projected to fall 2% to 38 million tons. Unlike the previous two years in which demand exceeded supply, the most current period may see the global supply for sugar exceed demand. In the past, this situation has, generally, resulted in price decrease. However, if the global demand of sugar exceeds global supply, prices will generally increase.

The USDA, in its May 2017 report highlights, in the graph immediately below, the fact that sugar prices have fallen in response to record production. The second graph shows the increased exports out of the European Union as a result of regulatory changes.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2017-18, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 6% of the global production, with approximately 55% of that being exported. For 2017-18, global consumption of 735.3 MMT is estimated to be slightly lower than production of 737.8 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2017.

On July 12, 2017, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2017-18. The exhibit below provides a summary of historical and current information for United States wheat production.

	U.S. Wheat Supply/Demand Balance
	Marketing Year June - May
	Million Bushels										July 12 Est.	June 9 Est.	July 12 Est.
											USDA	USDA	USDA	Change from last month
Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	17-18	Change	% Change
Planted Acres	57.3	60.5	63.2	59.2	53.6	54.4	55.3	56.2	56.8	55.0	50.2	46.1	45.7	(0.40)	-0.9%
Harvested Acres	46.8	51.0	55.7	49.9	47.6	45.7	48.8	45.3	46.4	47.3	43.9	38.5	38.1	(0.40)	-1.0%
Difference	10.5	9.5	7.5	9.3	6.0	8.7	6.5	10.9	10.4	7.7	6.3	7.6	7.6	—	0.0%
Yield	38.6	40.2	44.9	44.5	46.3	43.7	46.2	47.1	43.7	43.6	52.6	47.3	46.2	(1.10)	-2.3%

Beginning Stocks	571	456	306	657	976	862	743	718	590	752	976	1,161	1,184	23.00	2.0%
Production	1,808	2,051	2,499	2,218	2,207	1,999	2,252	2,135	2,026	2,062	2,310	1,824	1,760	(64.00)	-3.5%
Imports	122	113	127	119	97	112	123	173	151	113	118	130	140	10.00	7.7%
Total Supply	2,501	2,620	2,932	2,993	3,279	2,974	3,118	3,026	2,768	2,927	3,403	3,115	3,084	(31.00)	-1.0%

Food	938	948	927	919	926	941	951	955	958	957	955	955	955	—	0.0%
Seed	82	88	78	69	71	76	73	77	79	67	61	66	66	—	0.0%
Feed and residual	117	16	255	150	132	164	364	228	114	149	148	170	150	(20.00)	-11.8%
Exports	908	1,263	1,015	879	1,289	1,050	1,012	1,176	864	778	1,055	1,000	975	(25.00)	-2.5%
Total Usage	2,045	2,315	2,275	2,018	2,417	2,231	2,400	2,436	2,015	1,951	2,219	2,191	2,146	(45.00)	-2.1%

Ending Stocks (Inventory)	456	305	657	976	862	743	718	590	752	976	1,184	924	938	14.00	1.5%

Stocks/Use Ratio	22.3%	13.2%	28.9%	48.4%	35.7%	33.3%	29.7%	24.2%	37.3%	50.0%	53.4%	42.2%	43.7%	0.02
farm Price ($/bushel)	$4.26	$6.48	$6.78	$4.87	$5.70	$7.24	$7.77	$6.87	$5.99	$4.89	$3.89	$3.90-4.70	$4.40-5.20

Calculations:
Demand per day (incld expt)¹	5.6	6.3	6.2	5.5	6.6	6.1	6.6	6.7	5.5	5.3	6.1	6.0	5.9	(0.12)	-2.1%
Carry-out days supply	81.4	48.1	105.4	176.5	130.2	121.6	108.6	88.4	136.2	182.6	194.8	153.9	159.5	5.61	3.6%
¹ in millions of bushels per day

Calculating the Net Asset Value

The NAV of each Fund is calculated by:

●	Taking the current market value of its total assets, and

●	Subtracting any liabilities.

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

The Funds may engage in off exchange transactions broadly called an “exchange for risk” transaction, also referred to as an “exchange for swap.” For purposes of the Dodd-Frank Act and related CFTC rules, an “exchange for risk” transaction is treated as a “swap.” An “exchange for risk” transaction, sometimes referred to as an “exchange for swap” or “exchange of futures for risk,” is a privately negotiated and simultaneous exchange of a futures contract position for a swap or other over-the-counter instrument on the corresponding commodity.  An exchange for risk transaction can be used by the Funds as a technique to avoid taking physical delivery of a commodity futures contract, corn for example, in that a counterparty will take the Fund’s position in a Corn Futures Contract into its own account in exchange for a swap that does not by its terms call for physical delivery.  The Funds will become subject to the credit risk of a counterparty when it acquires an over-the-counter position in an exchange for risk transaction.  The Fund may use an “exchange for risk” transaction in connection with the creation and redemption of shares. These transactions will be carried out only in accordance with the rules of the applicable exchange where the futures contracts trade.

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

The Funds, other than TAGS, will generally retain cash positions of approximately 95% of total net assets; this balance represents the total net assets less the initial margin requirements held by the FCM. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are rated in the highest short-term rating category by a nationally recognized statistical rating organization or deemed by the Sponsor to be of comparable quality; 2) held in short-term Treasury Securities; or 3) held in a money-market fund which is deemed to be a cash equivalent under the most recent SEC definition.

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

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association.  At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges.  The CFTC has delegated to the NFA responsibility for the registration of CPOs and FCMs and their respective associated persons.  The Sponsor and the Fund’s clearing broker are members of the NFA.  As such, they will be subject to NFA standards relating to fair trade practices, financial condition and consumer protection.    The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members.  Neither the Trust nor the Funds are required to become a member of the NFA. The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. As noted above, considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of a Fund to continue to implement its investment strategy.

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

Management believes that as of June 30, 2017, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

The Securities and Exchange Commission made a final ruling on March 29, 2017 to adopt proposed amendments to the Settlement Cycle Rule (Rule 15c6-1(a)) under the Securities Exchange Act of 1934 to shorten the standard settlement cycle for most broker-dealer transactions from three business days after the trade date (T+3) to two business days after the trade date (T+2). The effective date of the adopted amendments was May 30, 2017 setting a resulting implementation date of September 5, 2017. The amended rule will prohibit broker-dealers from effecting or entering into a contract for the purchase or sale of a security (other than certain exempted securities) that provides for payment of funds and delivery of securities later than the second business day after the date of the contract, unless otherwise expressly agreed to by the parties at the time of the transaction. The products subject to the shortened settlement cycle include equities, corporate bonds, municipal bonds, unit investment trusts, and financial instruments comprised of these security types. Shortening the settlement cycle is expected to yield benefits for the industry and market participants including the further reduction of credit, market, and liquidity risk, and as a result a reduction in systemic risk, for U.S. market participants.

Management has evaluated the impact of the shortened settlement cycle and believes it will have minimal impact on the operations of the Funds, and that all steps necessary to implement the change by the Funds and the service providers for the Funds will be complete by implementation date.

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

Off Balance Sheet Financing

As of June 30, 2017, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2017 through June 30, 2017 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

Beginning on August 2, 2012 through June 30, 2017, TAGS has 50,002 shares currently outstanding; this represents the minimum number of shares and, thus, no shares can be redeemed until additional shares have been created. This situation has generated a situation, at times, in which the spread between bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range. The situation does not affect the actual NAV of the Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of June 30, 2017. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	June 30, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2017	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures SEP17	1,225	$3.8100	$23,336,250	$21,002,625	$19,835,813	$18,669,000	$25,669,875	$26,836,688	$28,003,500
CBOT Corn Futures DEC17	1,023	$3.9200	$20,050,800	$18,045,720	$17,043,180	$16,040,640	$22,055,880	$23,058,420	$24,060,960
CBOT Corn Futures DEC18	1,135	$4.1350	$23,466,125	$21,119,513	$19,946,206	$18,772,900	$25,812,738	$26,986,044	$28,159,350
Total CBOT Corn Futures			$66,853,175	$60,167,858	$56,825,199	$53,482,540	$73,538,493	$76,881,151	$80,223,810

Shares outstanding			3,500,004	3,500,004	3,500,004	3,500,004	3,500,004	3,500,004	3,500,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$19.10	$17.19	$16.24	$15.28	$21.01	$21.97	$22.92
Total Net Asset Value per Share as reported			$19.09
Change in the Net Asset Value per Share				$(1.91)	$(2.87)	$(3.82)	$1.91	$2.87	$3.82

Percent Change in the Net Asset Value per Share				-10.00%	-15.01%	-20.01%	10.00%	15.01%	20.01%

SOYB:

	June 30, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2017	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures NOV17	86	$9.5475	$4,105,425	$3,694,883	$3,489,611	$3,284,340	$4,515,968	$4,721,239	$4,926,510
CBOT Soybean Futures JAN18	73	$9.6250	$3,513,125	$3,161,813	$2,986,156	$2,810,500	$3,864,438	$4,040,094	$4,215,750
CBOT Soybean Futures NOV18	86	$9.5975	$4,126,925	$3,714,233	$3,507,886	$3,301,540	$4,539,618	$4,745,964	$4,952,310
Total CBOT Soybean Futures			$11,745,475	$10,570,928	$9,983,654	$9,396,380	$12,920,023	$13,507,296	$14,094,570

Shares outstanding			650,004	650,004	650,004	650,004	650,004	650,004	650,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$18.07	$16.26	$15.36	$14.46	$19.88	$20.78	$21.68
Total Net Asset Value per Share as reported			$18.10
Change in the Net Asset Value per Share				$(1.81)	$(2.71)	$(3.61)	$1.81	$2.71	$3.61

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.97%	9.99%	14.98%	19.97%

CANE:

	June 30, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2017	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAR18	177	$0.1447	$2,868,533	$2,581,680	$2,438,253	$2,294,826	$3,155,386	$3,298,813	$3,442,239
ICE #11 Sugar Futures MAY18	152	$0.1450	$2,468,480	$2,221,632	$2,098,208	$1,974,784	$2,715,328	$2,838,752	$2,962,176
ICE #11 Sugar Futures MAR19	164	$0.1537	$2,823,161	$2,540,845	$2,399,687	$2,258,529	$3,105,477	$3,246,635	$3,387,793
Total ICE #11 Sugar Futures			$8,160,174	$7,344,157	$6,936,148	$6,528,139	$8,976,191	$9,384,200	$9,792,209

Shares outstanding			850,004	850,004	850,004	850,004	850,004	850,004	850,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$9.60	$8.64	$8.16	$7.68	$10.56	$11.04	$11.52
Total Net Asset Value per Share as reported			$9.64
Change in the Net Asset Value per Share				$(0.96)	$(1.44)	$(1.92)	$0.96	$1.44	$1.92

Percent Change in the Net Asset Value per Share				-9.96%	-14.94%	-19.92%	9.96%	14.94%	19.92%

WEAT:

	June 30, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2017	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures SEP17	1,048	$5.2600	$27,562,400	$24,806,160	$23,428,040	$22,049,920	$30,318,640	$31,696,760	$33,074,880
CBOT Wheat Futures DEC17	859	$5.4500	$23,407,750	$21,066,975	$19,896,588	$18,726,200	$25,748,525	$26,918,913	$28,089,300
CBOT Wheat Futures DEC18	904	$5.8900	$26,622,800	$23,960,520	$22,629,380	$21,298,240	$29,285,080	$30,616,220	$31,947,360
Total CBOT Wheat Futures			$77,592,950	$69,833,655	$65,954,008	$62,074,360	$85,352,245	$89,231,893	$93,111,540

Shares outstanding			9,900,004	9,900,004	9,900,004	9,900,004	9,900,004	9,900,004	9,900,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$7.84	$7.05	$6.66	$6.27	$8.62	$9.01	$9.41
Total Net Asset Value per Share as reported			$7.84
Change in the Net Asset Value per Share				$(0.78)	$(1.18)	$(1.57)	$0.78	$1.18	$1.57

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-19.99%	10.00%	15.00%	19.99%

TAGS:

	June 30, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2017	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	15,658	$19.0945	$298,982	$269,084	$254,134	$239,185	$328,880	$343,829	$358,778
Teucrium Soybean Fund	17,131	$18.0961	$310,004	$279,004	$263,504	$248,003	$341,005	$356,505	$372,005
Teucrium Sugar Fund	31,324	$9.6381	$301,904	$271,713	$256,618	$241,523	$332,094	$347,189	$362,285
Teucrium Wheat Fund	43,737	$7.8367	$342,754	$308,478	$291,341	$274,203	$377,029	$394,167	$411,305
Total value of shares of the Underlying Funds			$1,253,644	$1,128,279	$1,065,597	$1,002,915	$1,379,008	$1,441,690	$1,504,372

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$25.07	$22.56	$21.31	$20.06	$27.58	$28.83	$30.09
Total Net Asset Value per Share as reported			$25.09
Change in the Net Asset Value per Share				$(2.51)	$(3.76)	$(5.01)	$2.51	$3.76	$5.01

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.99%	9.99%	14.99%	19.99%

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

The Dodd-Frank Act requires the CFTC, the SEC and the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared or over-the-counter swaps). The proposed rules would require swap dealers and major swap participants to collect both variation and initial margin from counterparties known as “financial end-users” such as the Funds or Underlying Funds and in certain circumstances require these swap dealers or major swap participants to post variation margin or initial margin to the Funds or Underlying Funds. The CFTC and the Prudential Regulators finalized these rules in 2016 and compliance became necessary in September 2016.

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

The Funds, other than TAGS, will generally retain cash positions of approximately 95% of total net assets; this balance represents the total net assets less the initial margin requirements discussed above. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are rated in the highest short-term rating category by a nationally recognized statistical rating organization or deemed by the Sponsor to be of comparable quality; 2) held in short-term Treasury Securities; or 3) held in a money-market fund which is deemed to be a cash equivalent under the most recent SEC definition.

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

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013 and a third (File No. 333-210010) was declared effective on April 29, 2016. From June 9, 2010 (the commencement of operations) through June 30, 2017, 15,000,000 Shares of the Fund were sold at an aggregate offering price of $469,354,478. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through June 30, 2017 in an amount equal to $784,454, resulting in net offering proceeds of $468,570,024. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014 and a third (File No. 333-217247) was declared effective on May 1, 2017. From September 19, 2011 (the commencement of the offering) through June 30, 2017, 2,050,000 Shares of the Fund were sold at an aggregate offering price of $45,023,978. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2017 in an amount equal to $77,927, resulting in net offering proceeds of $44,946,051. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014 and a third (File No. 333-217248) was declared effective on May 1, 2017. From September 19, 2011 (the commencement of the offering) through June 30, 2017, 1,725,000 Shares of the Fund were sold at an aggregate offering price of $23,537,724. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2017 in an amount equal to $33,742, resulting in net offering proceeds of $23,503,982. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-212481) which registered a total of 25,350,000 shares was declared effective on July 15, 2016. From September 19, 2011 (the commencement of the offering) through June 30, 2017, 13,750,000 Shares of the Fund were sold at an aggregate offering price of $135,945,673. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2017 in an amount equal to $177,708, resulting in net offering proceeds of $135,767,965. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. From March 28, 2012 (the commencement of the offering) through June 30, 2017, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2017 in an amount equal to $8,371, resulting in net offering proceeds of $17,698,207. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2017	—	$—	N/A	N/A
May 1 to May 31, 2017	150,000	$18.91	N/A	N/A
June 1 to June 30, 2017	—	$—	N/A	N/A
Total	150,000	$18.91

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2017	—	$—	N/A	N/A
May 1 to May 31, 2017	—	$—	N/A	N/A
June 1 to June 30, 2017	675,000	$7.21	N/A	N/A
Total	675,000	$7.21

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2017	—	$—	N/A	N/A
May 1 to May 31, 2017	—	$—	N/A	N/A
June 1 to June 30, 2017	50,000	$9.79	N/A	N/A
Total	50,000	$9.79

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

Date: August 4, 2017