Form 10-Q
period 2017-09-30
Teucrium Commodity Trust
filed 2017-11-09
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34765

Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐   Yes ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of November 7, 2017
Teucrium Corn Fund	3,875,004
Teucrium Sugar Fund	800,004
Teucrium Soybean Fund	1,100,004
Teucrium Wheat Fund	10,175,004
Teucrium Agricultural Fund	50,002

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$154,329,202	$145,323,469
Interest receivable	753	708
Restricted cash	21,616	151,684
Other assets	111,434	27,135
Equity in trading accounts:
Commodity futures contracts	514,217	542,647
Due from broker	13,865,286	13,782,616
Total equity in trading accounts	14,379,503	14,325,263
Total assets	$168,842,508	$159,828,259

Liabilities
Management fee payable to Sponsor	127,162	129,201
Other liabilities	24,861	15,916
Equity in trading accounts:
Commodity futures contracts	6,782,169	5,725,955
Total liabilities	$6,934,192	$5,871,072

Net assets	$161,908,316	$153,957,187

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

September 30, 2017

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $2,318,065)	$2,318,065	1.43%	2,318,065

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures May18 (1,073 contracts)	$68,413	0.04%	$20,185,813

United States soybean futures contracts
CBOT soybean futures JAN18 (144 contracts)	18,450	0.01	7,045,200
CBOT soybean futures MAR18 (123 contracts)	67,400	0.04	6,074,663
CBOT soybean futures NOV18 (143 contracts)	49,325	0.03	7,051,688

United States sugar futures contracts
ICE sugar futures JULY18 (122 contracts)	14,067	0.01	1,966,250

United States wheat futures contracts
CBOT wheat futures MAY18 (848 contracts)	296,562	0.18	20,320,200
Total commodity futures contracts	$514,217	0.31%	$62,643,814

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR18 (1,281 contracts)	$2,250,325	1.39%	$23,554,388
CBOT corn futures DEC18 (1,183 contracts)	247,888	0.15	23,630,425

United States sugar futures contracts
ICE sugar futures MAY18 (145 contracts)	20,664	0.01	2,309,328
ICE sugar futures MAR19 (135 contracts)	197,792	0.12	2,314,872

United States wheat futures contracts
CBOT wheat futures MAR18 (1,016 contracts)	3,814,512	2.36	23,698,200
CBOT wheat futures DEC18 (908 contracts)	250,988	0.16	23,812,300
Total commodity futures contracts	$6,782,169	4.19%	$99,319,513

			Shares
Exchange-traded funds*
Teucrium Corn Fund	$295,854	0.18%	16,808
Teucrium Soybean Fund	299,411	0.18	16,331
Teucrium Sugar Fund	278,403	0.17	29,524
Teucrium Wheat Fund	301,700	0.19	45,937
Total exchange-traded funds (cost $1,799,330)	$1,175,368	0.72%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED SCHEDULE OF INVESTMENTS

December 31, 2016

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds – Government Portfolio (cost $1,412,423)	$1,412,423	0.92%	1,412,423

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

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Income
Realized and unrealized loss on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(363,195)	$(11,187,329)	$(3,036,823)	$(13,175,344)
Net change in unrealized depreciation on commodity futures contracts	(13,715,137)	(1,385,513)	(1,084,644)	(635,252)
Interest Income	489,124	207,383	1,229,246	483,009
Total loss	(13,589,208)	(12,365,459)	(2,892,221)	(13,327,587)

Expenses
Management fees	379,462	380,847	1,155,626	902,344
Professional fees	352,288	438,651	983,524	986,600
Distribution and marketing fees	715,384	721,439	1,912,998	1,690,002
Custodian fees and expenses	91,666	88,672	263,485	223,961
Business permits and licenses fees	19,849	28,854	77,862	72,322
General and administrative expenses	74,494	60,148	220,472	173,288
Brokerage commissions	44,377	30,802	121,696	82,213
Other expenses	23,979	27,362	67,375	67,982
Total expenses	1,701,499	1,776,775	4,803,038	4,198,712

Expenses waived by the Sponsor	(284,299)	(304,726)	(545,764)	(403,282)

Total expenses, net	1,417,200	1,472,049	4,257,274	3,795,430

Net loss	$(15,006,408)	$(13,837,508)	$(7,149,495)	$(17,123,017)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016
Operations
Net loss	$(7,149,495)	$(17,123,017)
Capital transactions
Issuance of Shares	76,238,431	97,154,354
Redemption of Shares	(61,140,856)	(27,059,248)
Net change in the cost of the Underlying Funds	3,049	5,547
Total capital transactions	15,100,624	70,100,653

Net change in net assets	7,951,129	52,977,636

Net assets, beginning of period	153,957,187	99,601,487

Net assets, end of period	$161,908,316	$152,579,123

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(7,149,495)	$(17,123,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	1,084,644	635,252
Changes in operating assets and liabilities:
Due from broker	(82,670)	(5,722,273)
Interest receivable	(45)	(17,128)
Restricted cash	130,068	116,999
Other assets	(84,299)	(56,088)
Due to broker	—	250,600
Management fee payable to Sponsor	(2,039)	45,219
Other liabilities	8,945	(6,934)
Net cash used in operating activities	(6,094,891)	(21,877,370)

Cash flows from financing activities:
Proceeds from sale of Shares	76,238,431	97,154,354
Redemption of Shares	(61,140,856)	(26,517,868)
Net change in cost of the Underlying Funds	3,049	5,547
Net cash provided by financing activities	15,100,624	70,642,033

Net change in cash and cash equivalents	9,005,733	48,764,663
Cash and cash equivalents, beginning of period	145,323,469	92,561,610
Cash and cash equivalents, end of period	$154,329,202	$141,326,273

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS

September 30, 2017

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended September 30, 2017 and 2016, the Funds recognized $91,666 and $88,672, respectively, for these services, which are recorded in custodian fees and expenses on the combined statements of operations; of these expenses $7,972 in 2017 and $4,471 in 2016 were waived by the Sponsor. For the nine months ended September 30, 2017 and 2016, the Funds recognized $263,485 and $223,961, respectively, for these services, which were recorded in custodian fees and expenses on the combined statements of operations; of these expenses $12,611 in 2017 and $11,515 in 2016 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, 2017 and 2016, the Funds recognized $42,782 and $36,423, respectively, for these services, which was recorded in distribution and marketing fees on the combined statements of operations; of these expenses $13,582 in 2017 and $1,829 in 2016 were waived by the Sponsor. For the nine months ended September 30, 2017 and 2016, the Funds recognized $136,568 and $110,466, respectively, for these services, which was recorded in distribution and marketing fees on the combined statements of operations; of these expenses $27,719 in 2017 and $4,822 in 2016 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended September 30, 2017 and 2016, such expenses, which are recorded in brokerage commissions on the combined statements of operations, totaled $44,377 in 2017 and $30,802 in 2016 for these services and was paid by the Funds. For the nine months ended September 30, 2017 and 2016, the Funds recognized $121,696 and $82,213, respectively, for these services, which was recorded in brokerage commissions on the combined statements of operations and were paid for by the Funds.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and nine months ended September 30, 2017 and 2016, the Funds recognized $3,072 and $3,039 respectively, for these services which is recorded in business permits and licenses fees on the combined statements of operations; of these expenses, $1,515 in 2017 and $3,039 in 2016 were waived by the Sponsor.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2017 and for the years ended December 31, 2016, 2015, and 2014. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2017 and 2016.

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

CORN: 50,000 shares representing 2 baskets

SOYB: 50,000 shares representing 2 baskets

CANE: 50,000 shares representing 2 baskets

WEAT: 50,000 shares representing 2 baskets

TAGS: 50,000 shares representing 2 baskets (at minimum level as of September 30, 2017 and December 31, 2016)

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Each Fund that is a series of the Trust has the balance of its assets on deposit with banks. The Trust had a balance of $2,318,065 and $1,412,423 in money market funds at September 30, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand-deposit savings accounts, which is classified as cash and not as cash equivalents. The Funds had a balance of $152,013,174 on September 30, 2017 and $143,915,277 on December 31, 2016 in demand-deposit savings accounts. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the three months ended September 30, 2017 and 2016; such expenses, which are primarily included as distribution and marketing fees, totaled $454,469 and $415,328 respectively; of these amounts, $169,163 in 2017 and $160,317 in 2016, were waived by the Sponsor. For the nine months ended September 30, 2017 and 2016; such expenses, which are primarily included as distribution and marketing fees, totaled $1,747,602 in 2017 and $1,417,388 in 2016; of these amounts, $292,825 in 2017 and $204,372 in 2016 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the three months ended September 30, 2017, there were $284,299 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $95,836 for CORN, $31,348 for SOYB, $45,186 for CANE, $105,942 for WEAT and $5,987 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

For the nine months ended September 30, 2017 there were $545,764 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $264,656 for CORN, $58,457 for SOYB, $83,550 for CANE, $105,942 for WEAT and $33,159 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

As of August 21, 2017, Mr. Miller no longer retains an ownership interest in the Sponsor which is equal to or greater than 10%, and, thus, is no longer a principal of the Sponsor as defined by the rules of the Commodity Futures Trading Commission.

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

On September 30, 2017 and December 31, 2016, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the nine months ended September 30, 2017 and year ended December 31, 2016, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20,2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This amendment is not expected to have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Trust and the Funds are currently evaluating the impact on the financial statements and disclosures; but, based on our review to date, we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Funds record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards will not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Funds record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard will not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2017 and December 31, 2016:

September 30, 2017

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2017
Cash equivalents	$2,318,065	$—	$—	$2,318,065
Commodity futures contracts
Corn futures contracts	68,413	—	—	68,413
Soybean futures contracts	135,175	—	—	135,175
Sugar futures contracts	14,067	—	—	14,067
Wheat futures contracts	296,562	—	—	296,562
Total	$2,832,282	$—	$—	$2,832,282

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2017
Commodity futures contracts
Corn futures contracts	$2,498,213	$—	$—	$2,498,213
Sugar futures contracts	218,456	—	—	218,456
Wheat futures contracts	4,065,500	—	—	4,065,500
Total	$6,782,169	$—	$—	$6,782,169

December 31, 2016
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Cash equivalents	$1,412,423	$—	$—	$1,412,423
Commodity futures contracts
Soybean futures contracts	357,500	—	—	357,500
Sugar futures contracts	185,147	—	—	185,147
Total	$1,955,070	$—	$—	$1,955,070

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2016
Commodity futures contracts
Corn futures contracts	$1,460,800	$—	$—	$1,460,800
Soybean futures contracts	12,025	—	—	12,025
Sugar futures contracts	331,542	—	—	331,542
Wheat futures contracts	3,921,588	—	—	3,921,588
Total	$5,725,955	$—	$—	$5,725,955

For the nine months ended September 30, 2017 and year ended December 31, 2016, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2017 and year ended December 31, 2016, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2017 and December 31, 2016.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Corn futures contracts	$68,413	$—	$68,413	$68,413	$—	$—
Soybean futures contracts	135,175	—	135,175	—	—	135,175
Sugar futures contracts	14,067	—	14,067	14,067	—	—
Wheat futures contracts	296,562	—	296,562	296,562	—	—

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Corn futures contracts	$2,498,213	$—	$2,498,213	$68,413	$2,429,800	$—
Sugar futures contracts	218,456	—	218,456	14,067	204,389	—
Wheat futures contracts	4,065,500	—	4,065,500	296,562	3,768,938	—

Offsetting of Financial Assets and Derivative Assets as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Soybean futures contracts	$357,500	$—	$357,500	$12,025	$—	$345,475
Sugar futures contracts	185,147	—	185,147	185,147	—	—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Corn futures contracts	$1,460,800	$—	$1,460,800	$—	$1,460,800	$—
Soybean futures contracts	12,025	—	12,025	12,025	—	—
Sugar futures contracts	331,542	—	331,542	185,147	146,395	—
Wheat futures contracts	3,921,588	—	3,921,588	—	3,921,588	—

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended September 30, 2017

Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation or Appreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(1,616,988)	$(3,363,975)
Soybean futures contracts	(24,025)	241,863
Sugar futures contracts	(678,070)	532,963
Wheat futures contracts	1,955,888	(11,125,988)
Total commodity futures contracts	$(363,195)	$(13,175,137)

Three months ended September 30, 2016

Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(6,486,500)	$937,100
Soybean futures contracts	28,163	(1,612,025)
Sugar futures contracts	948,483	(18,088)
Wheat futures contracts	(5,677,475)	(692,500)
Total commodity futures contracts	$(11,187,329)	$(1,385,513)

Nine months ended September 30, 2017

Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation or Appreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(2,064,200)	$(969,000)
Soybean futures contracts	7,475	(210,300)
Sugar futures contracts	(2,266,185)	(57,994)
Wheat futures contracts	1,286,087	152,650
Total commodity futures contracts	$(3,036,823)	$(1,084,644)

Nine months ended September 30, 2016

Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(8,878,588)	$1,188,163
Soybean futures contracts	990,062	(21,100)
Sugar futures contracts	1,957,357	305,435
Wheat futures contracts	(7,244,175)	(2,107,750)
Total commodity futures contracts	$(13,175,344)	$(635,252)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $154.2 million and $155.5 million for the three and nine months ended September 30, 2017 and $154.1 million and $119.1 million for the same periods in 2016.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

September 30, 2017

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,825,004	$67,327,657
Teucrium Soybean Fund	1,100,004	20,167,321
Teucrium Sugar Fund	700,004	6,600,831
Teucrium Wheat Fund	10,325,004	67,811,387
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,176,488
Less: Investment in the Underlying Funds		1,175,368
Net for the Fund in the combined net assets of the Trust		1,120
Total		$161,908,316

December 31, 2016

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,900,004	$73,213,541
Teucrium Soybean Fund	675,004	12,882,100
Teucrium Sugar Fund	425,004	5,513,971
Teucrium Wheat Fund	9,050,004	62,344,759
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,316,370
Less: Investment in the Underlying Funds		(1,313,554)
Net for the Fund in the combined net assets of the Trust		2,816
Total		$153,957,187

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN: Effective October 3, 2017, CORN purchased Commercial Paper with maturities of ninety days or less as described in the prospectus supplements filed with the SEC on October 2, 2017.

SOYB: As of this filing, $21,616 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank. The balance for Restricted Cash is $0.

CANE: Nothing to report

WEAT: Effective October 3, 2017, WEAT purchased Commercial Paper with maturities of ninety days or less as described in the prospectus supplements filed with the SEC on October 2, 2017.

TAGS: Nothing to report

TEUCRIUM CORN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$63,752,344	$69,072,284
Interest receivable	202	339
Other assets	27,592	10,451
Equity in trading accounts:
Commodity futures contracts	68,413	—
Due from broker	6,048,890	5,664,656
Total equity in trading accounts	6,117,303	5,664,656
Total assets	$69,897,441	$74,747,730

Liabilities
Management fee payable to Sponsor	55,357	65,165
Other liabilities	16,214	8,224
Equity in trading accounts:
Commodity futures contracts	2,498,213	1,460,800
Total liabilities	2,569,784	1,534,189

Net assets	$67,327,657	$73,213,541

Shares outstanding	3,825,004	3,900,004

Net asset value per share	$17.60	$18.77

Market value per share	$17.64	$18.71

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

SCHEDULE OF INVESTMENTS

September 30, 2017
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $558,225)	$558,225	0.83%	558,225

Notional Amount
(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY18 (1,073 contracts)	$68,413	0.10%	$20,185,813

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR18 (1,281 contracts)	$2,250,325	3.34%	$23,554,388
CBOT corn futures DEC18 (1,183 contracts)	247,888	0.37	23,630,425
Total commodity futures contracts	$2,498,213	3.71%	$47,184,813

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

TEUCRIUM CORN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(1,616,988)	$(6,486,500)	$(2,064,200)	$(8,878,588)
Net change in unrealized depreciation or appreciation on commodity futures contracts	(3,363,975)	937,100	(969,000)	1,188,163
Interest income	217,130	109,115	549,003	273,344
Total loss	(4,763,833)	(5,440,285)	(2,484,197)	(7,417,081)

Expenses
Management fees	167,636	201,142	516,610	510,014
Professional fees	134,545	228,200	443,246	642,025
Distribution and marketing fees	317,813	354,406	914,110	908,656
Custodian fees and expenses	38,350	38,950	120,725	120,410
Business permits and licenses fees	5,911	4,250	22,140	11,850
General and administrative expenses	32,968	22,128	104,600	79,133
Brokerage commissions	22,225	16,775	64,450	49,375
Other expenses	10,224	12,252	31,085	30,312
Total expenses	729,672	878,103	2,216,966	2,351,775

Expenses Waived by the Sponsor	(95,836)	(134,161)	(264,656)	(134,161)

Total expenses, net	633,836	743,942	1,952,310	2,217,614

Net loss	$(5,397,669)	$(6,184,227)	$(4,436,507)	$(9,634,695)

Net loss per share	$(1.49)	$(1.63)	$(1.17)	$(2.53)
Net loss per weighted average share	$(1.48)	$(1.46)	$(1.21)	$(2.88)
Weighted average shares outstanding	3,640,221	4,244,297	3,665,114	3,342,431

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Operations
Net loss	$(4,436,507)	$(9,634,695)
Capital transactions
Issuance of Shares	23,479,448	45,239,528
Redemption of Shares	(24,928,825)	(19,488,880)
Total capital transactions	(1,449,377)	25,750,648
Net change in net assets	(5,885,884)	16,115,953

Net assets, beginning of period	$73,213,541	$61,056,223

Net assets, end of period	$67,327,657	$77,172,176

Net asset value per share at beginning of period	$18.77	$21.24

Net asset value per share at end of period	$17.60	$18.71

Creation of Shares	1,225,000	2,225,000
Redemption of Shares	1,300,000	975,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Cash flows from operating activities:
Net loss	$(4,436,507)	$(9,634,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	969,000	(1,188,163)
Changes in operating assets and liabilities:
Due from broker	(384,234)	(1,524,937)
Interest receivable	137	(8,925)
Other assets	(17,141)	54,953
Management fee payable to Sponsor	(9,808)	12,784
Other liabilities	7,990	(3,255)
Net cash used in operating activities	(3,870,563)	(12,292,238)

Cash flows from financing activities:
Proceeds from sale of Shares	23,479,448	45,239,528
Redemption of Shares	(24,928,825)	(19,488,880)
Net cash (used in) provided by financing activities	(1,449,377)	25,750,648

Net change in cash and cash equivalents	(5,319,940)	13,458,410
Cash and cash equivalents, beginning of period	69,072,284	57,110,089
Cash and cash equivalents, end of period	$63,752,344	$70,568,499

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-3 filing, as applicable. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended September 30, 2017 and 2016, the Fund recognized $38,350 and $38,950, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations and paid for by the Fund. For the nine months ended September 30, 2017 and 2016, the Fund recognized $120,725 and $120,410, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations and paid for by the Fund.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, 2017 and 2016, the Fund recognized $18,753 and $19,244, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these amounts, $5,191 and $0 were waived by the Sponsor in 2017 and 2016 respectively. For the nine months ended September 30, 2017 and 2016, the Fund recognized $63,665 and $57,119, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these amounts, $16,227 and $0 were waived by the Sponsor in 2017 and 2016 respectively.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended September 30, 2017 and 2016, the Fund recognized $22,225 and $16,775, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and was paid for by the Fund. For the nine months ended September 30, 2017 and 2016, the Fund recognized $64,450 and $49,375, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and was paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and nine months ended September 30, 2017 and 2016, the Fund recognized $1,311 and $1,550 expense for these services which is recorded in business permits and licenses fees on the statements of operations; of these amounts, $1,311 and $1,550 were waived by the Sponsor in 2017 and 2016 respectively.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2017 and for the years ended December 31, 2016, 2015 and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2017 and 2016.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $558,225 and $692,293 in money market funds at September 30, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $63,195,008 as of September 30, 2017 and $68,382,027 as of December 31, 2016, in demand-deposit savings accounts. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended September 30, such expenses, which are primarily recorded as distribution and marketing fees on the statement of operations, totaled $198,999 in 2017 and $216,161 in 2016; of these amounts, $68,457 in 2017 and $105,139 in 2016 were waived by the Sponsor. For the nine months ended September 30, such expenses, totaled $825,189 in 2017 and $726,626 in 2016; of these amounts, $164,203 in 2017 and $105,139 in 2016 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three and nine months ended September 30, 2017, there were $95,836 and $264,656 of expenses that were on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three and nine months ended September 30, 2016, there were $134,161 of expenses that were on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

As of August 21, 2017, Mr. Miller no longer retains an ownership interest in the Sponsor which is equal to or greater than 10%, and, thus, is no longer a principal of the Sponsor as defined by the rules of the Commodity Futures Trading Commission.

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

On September 30, 2017 and December 31, 2016, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the nine months ended September 30, 2017 and for the year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20,2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This amendment is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but, based on our review to date, we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards will not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard will not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2017 and December 31, 2016:

September 30, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2017
Cash equivalents	$558,225	$—	$—	$558,225
Corn futures contracts	68,413	—	—	68,413
Total	$626,638	$—	$—	$626,638

Liabilities:	Level 1	Level 2	Level 3	Balance as of September 30, 2017
Corn futures contracts	$2,498,213	$—	$—	$2,498,213

December 31, 2016

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Cash equivalents	$692,293	$—	$—	$692,293

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Corn futures contracts	$1,460,800	$—	$—	$1,460,800

For the nine months ended September 30, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For nine months ended September 30, 2017 and year ended December 31, 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2017 and December 31, 2016.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2017

	(i)	(i)	(iii) = (i) – (ii)	(iv)		(v) = (iii) –(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Corn futures contracts	$68,413	$—	$68,413	$68,413	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Corn futures contracts	$2,498,213	$—	$2,498,213	$68,413	$2,429,800	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Corn futures contracts	$1,460,800	$—	$1,460,800	$—	$1,460,800	$—

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(1,616,988)	$(3,363,975)

Three months ended September 30, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,486,500)	$937,100

Nine months ended September 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,064,200)	$(969,000)

Nine months ended September 30, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(8,878,588)	$1,188,163

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $67.0 million and $68.2 million for the three and nine months ended September 30, 2017 and $81.5 million and $67.0 million for the same periods in 2016.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2017 and 2016. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Net asset value at beginning of period	$19.09	$20.34	$18.77	$21.24
Income (loss) from investment operations:
Investment Income	0.06	0.03	0.15	0.08
Net realized and unrealized loss on commodity futures contracts	(1.38)	(1.48)	(0.79)	(1.95)
Total expenses	(0.17)	(0.18)	(0.53)	(0.66)
Net decrease in net asset value	(1.49)	(1.63)	(1.17)	(2.53)
Net asset value at end of period	$17.60	$18.71	$17.60	$18.71
Total Return	(7.81)%	(8.01)%	(6.23)%	(11.91)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.35%	4.37%	4.29%	4.61%
Total expense, net	3.78%	3.70%	3.78%	4.35%
Net investment loss	(2.49)%	(3.16)%	(2.72)%	(3.81)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Effective October 3, 2017, CORN purchased Commercial Paper with maturities of ninety days or less as described in the prospectus supplements filed with the SEC on October 2, 2017.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$19,199,547	$12,300,383
Interest receivable	231	38
Restricted cash	21,616	77,616
Other assets	18,151	4,104
Equity in trading accounts:
Commodity futures contracts	135,175	357,500
Due from broker	804,693	170,973
Total equity in trading accounts	939,868	528,473
Total assets	20,179,413	12,910,614

Liabilities
Management fee payable to Sponsor	9,865	11,891
Other liabilities	2,227	4,598
Equity in trading accounts:
Commodity futures contracts	—	12,025
Total liabilities	12,092	28,514

Net assets	$20,167,321	$12,882,100

Shares outstanding	1,100,004	675,004

Net asset value per share	$18.33	$19.08

Market value per share	$18.36	$19.10

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

SCHEDULE OF INVESTMENTS

September 30, 2017

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $1,477,379)	$1,477,379	7.33%	1,477,379

			Notional Amount (Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN18 (144 contracts)	$18,450	0.09%	$7,045,200
CBOT soybean futures MAR18 (123 contracts)	67,400	0.33	6,074,663
CBOT soybean futures NOV18 (143 contracts)	49,325	0.24	7,051,688
Total commodity futures contracts	$135,175	0.66%	$20,171,551

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

TEUCRIUM SOYBEAN FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(24,025)	$28,163	$7,475	$990,062
Net change in unrealized appreciation or depreciation on commodity futures contracts	241,863	(1,612,025)	(210,300)	(21,100)
Interest income	39,234	16,996	96,402	44,291
Total income (loss)	257,072	(1,566,866)	(106,423)	1,013,253

Expenses
Management fees	30,157	31,398	90,382	83,216
Professional fees	39,502	77,033	106,251	96,954
Distribution and marketing fees	54,527	59,675	134,724	154,687
Custodian fees and expenses	7,908	7,291	18,479	19,231
Business permits and licenses fees	4,223	4,451	13,759	13,598
General and administrative expenses	6,515	7,453	17,354	21,856
Brokerage commissions	2,007	—	5,406	1,507
Other expenses	2,613	2,346	6,348	7,792
Total expenses	147,452	189,647	392,703	398,841

Expenses waived by the Sponsor	(31,348)	(63,113)	(58,457)	(63,113)

Total expenses, net	116,104	126,534	334,246	335,728

Net income (loss)	$140,968	$(1,693,400)	$(440,669)	$677,525

Net income (loss) per share	$0.23	$(2.84)	$(0.75)	$1.19
Net income (loss) per weighted average share	$0.22	$(2.58)	$(0.68)	$1.15
Weighted average shares outstanding	650,004	656,526	649,638	588,234

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Operations
Net (loss) income	$(440,669)	$677,525
Capital transactions
Issuance of Shares	11,934,318	8,210,615
Redemption of Shares	(4,208,428)	(1,954,480)
Total capital transactions	7,725,890	6,256,135
Net change in net assets	7,285,221	6,933,660

Net assets, beginning of period	$12,882,100	$6,502,552

Net assets, end of period	$20,167,321	$13,436,212

Net asset value per share at beginning of period	$19.08	$17.34

Net asset value per share at end of period	$18.33	$18.53

Creation of Shares	650,000	450,000
Redemption of Shares	225,000	100,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net (loss) income	$(440,669)	$677,525
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation on commodity futures contracts	210,300	21,100
Changes in operating assets and liabilities:
Due from broker	(633,720)	(429,267)
Interest receivable	(193)	(1,415)
Restricted cash	56,000	39,000
Other assets	(14,047)	(4,940)
Management fee payable to Sponsor	(2,026)	4,966
Other liabilities	(2,371)	(3,035)
Net cash (used in) provided by operating activities	(826,726)	303,934

Cash flows from financing activities:
Proceeds from sale of Shares	11,934,318	8,210,615
Redemption of Shares	(4,208,428)	(1,954,480)
Net cash provided by financing activities	7,725,890	6,256,135

Net change in cash and cash equivalents	6,899,164	6,560,069
Cash and cash equivalents, beginning of period	12,300,383	5,937,824
Cash and cash equivalents, end of period	$19,199,547	$12,497,893

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended September 30, 2017 and 2016, the Fund recognized $7,908 and $7,291, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these amounts $2,074 and $0 in 2017 and 2016 respectively were waived by the Sponsor. For the nine months ended September 30, 2017 and 2016, the Fund recognized $18,479 and $19,231, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these amounts $2,074 and $0 in 2017 and 2016 respectively were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, 2017 and 2016, the Fund recognized $3,087 and $2,871, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these amounts $1,739 and $0 were waived by the Sponsor in 2017 and 2016. For the nine months ended September 30, 2017 and 2016, the Fund recognized $9,893 and $10,670, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $2,512 in 2017 and $0 in 2016 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended September 30, 2017 and 2016, the Fund recognized $2,007 and $0, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the nine months ended September 30, 2017 and 2016, the Fund recognized $5,406 and $1,507, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and nine months ended September 30, 2017 and 2016, the Fund recognized $204 and $257, respectively, for these services and were waived by the Sponsor. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2017 and for the years ended December 31, 2016, 2015 and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2017 and 2016.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $1,477,379 and $185,661 in money market funds at September 30, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $17,722,329 as of September 30, 2017 and $12,115,082 as of December 31, 2016 in demand-deposit savings accounts. Assets deposited with the bank may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded in distribution and marketing fees on the statements of operations. For the three months ended September 30, 2017 and 2016; such expenses, which are primarily recorded as distribution and marketing fees on the statements of operations, totaled $32,932 in 2017 and $33,624 in 2016; of these amounts, $15,760 in 2017 and $10,720 in 2016 were waived by the Sponsor. For the nine months ended September 30, 2017 and 2016; such expenses, which are primarily included as distribution and marketing fees on the statements of operations, totaled $128,336 in 2017 and $136,289 in 2016; of these amounts, $24,601 in 2017 and $10,720 in 2016 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three and nine months ended September 30, 2017, there were $31,348 and $58,457, respectively, of expenses identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three and nine months ended September 30, 2016, there were $63,113 and $63,113, respectively, of expenses identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

As of August 21, 2017, Mr. Miller no longer retains an ownership interest in the Sponsor which is equal to or greater than 10%, and, thus, is no longer a principal of the Sponsor as defined by the rules of the Commodity Futures Trading Commission.

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

On September 30, 2017 and December 31, 2016, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the nine months ended September 30, 2017 and for the year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20,2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This amendment is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but, based on our review to date, we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards will not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard will not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2017 and December 31, 2016:

September 30, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2017
Cash equivalents	$1,477,379	$—	$—	$1,477,379
Soybean futures contracts	135,175	—	—	135,175
Total	$1,612,554	$—	$—	$1,612,554

December 31, 2016

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Cash equivalents	$185,661	$—	$—	$185,661
Soybean futures contracts	357,500	—	—	357,500
Total	$543,161	$—	$—	$543,161

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Soybean futures contracts	$12,025	$—	$—	$12,025

For the nine months ended September 30, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2017 and year ended December 31, 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2017 and December 31, 2016.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Soybean futures contracts	$135,175	$—	$135,175	$—	$—	$135,175

Offsetting of Financial Assets and Derivative Assets as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Soybean futures contracts	$357,500	$—	$357,500	$12,025	$—	$345,475

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) –(ii)	(iv)		(v) = (iii) –(iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Soybean futures contracts	$12,025	$—	$12,025	$12,025	$—	$—

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended September 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$(24,025)	$241,863

Three months ended September 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$28,163	$(1,612,025)

Nine months ended September 30, 2017

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$7,475	$(210,300)

Nine months ended September 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$990,062	$(21,100)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $14.9 million and $12.9 million for the three and nine months ended September 30, 2017 and $12.4 million and $10.9 million for the three and nine months ended September 30, 2016.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2017 and 2016. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Net asset value at beginning of period	$18.10	$21.37	$19.08	$17.34
Income (loss) from investment operations:
Investment Income	0.06	0.02	0.15	0.07
Net realized and unrealized gain (loss) on commodity futures contracts	0.35	(2.67)	(0.38)	1.69
Total expenses	(0.18)	(0.19)	(0.52)	(0.57)
Net increase (decrease) in net asset value	0.23	(2.84)	(0.75)	1.19
Net asset value at end of period	$18.33	$18.53	$18.33	$18.53
Total Return	1.27%	(13.29)%	(3.93)%	6.86%
Ratios to Average Net Assets (Annualized)
Total expenses	4.89%	6.04%	4.34%	4.79%
Total expenses, net	3.85%	4.03%	3.70%	4.03%
Net investment loss	(2.55)%	(3.49)%	(2.63)%	(3.50)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

As of this filing, $21,616 of cash that had been held in custody at The Bank of New York Mellon was transferred to the Fund’s account at U.S. Bank. The balance for Restricted Cash is $0.

TEUCRIUM SUGAR FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$6,052,584	$5,016,531
Interest receivable	119	51
Restricted cash	—	74,068
Other assets	12,182	4,435
Equity in trading accounts:
Commodity futures contracts	14,067	185,147
Due from broker	747,925	565,281
Total equity in trading accounts	761,992	750,428
Total assets	6,826,877	5,845,513

Liabilities
Management fee payable to Sponsor	6,159	—
Other liabilities	1,431	—
Equity in trading accounts:
Commodity futures contracts	218,456	331,542
Total liabilities	226,046	331,542

Net assets	$6,600,831	$5,513,971

Shares outstanding	700,004	425,004

Net asset value per share	$9.43	$12.97

Market value per share	$9.48	$13.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

SCHEDULE OF INVESTMENTS

September 30, 2017

(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $196,877)	$196,877	2.98%	196,877

			Notional Amount (Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JULY18 (122 contracts)	$14,067	0.21%	$1,966,250

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY18 (145 contracts)	$20,664	0.31%	$2,309,328
ICE sugar futures MAR19 (135 contracts)	197,792	3.00	2,314,872
Total commodity futures contracts	$218,456	3.31%	$4,624,200

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

TEUCRIUM SUGAR FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(678,070)	$948,483	$(2,266,185)	$1,957,357
Net change in unrealized appreciation or depreciation on commodity futures contracts	532,963	(18,088)	(57,994)	305,435
Interest income	24,194	9,517	55,045	23,050
Total (loss) income	(120,913)	939,912	(2,269,134)	2,285,842

Expenses
Management fees	19,423	18,006	52,362	44,723
Professional fees	21,298	21,511	43,699	39,020
Distribution and marketing fees	40,751	28,782	86,949	91,874
Custodian fees and expenses	7,684	5,786	14,075	13,137
Business permits and licenses fees	4,786	6,136	12,677	12,697
General and administrative expenses	3,771	4,649	11,021	11,702
Brokerage commissions	2,765	2,826	6,615	6,498
Other expenses	2,007	1,220	3,723	4,619
Total expenses	102,485	88,916	231,121	224,270

Expenses waived by the Sponsor	(45,186)	(48,043)	(83,550)	(121,429)

Total expenses, net	57,299	40,873	147,571	102,841

Net (loss) income	$(178,212)	$899,039	$(2,416,705)	$2,183,001

Net (loss) income per share	$(0.21)	$1.73	$(3.54)	$4.63
Net (loss) income per weighted average share	$(0.23)	$1.67	$(3.75)	$4.22
Weighted average shares outstanding	784,515	538,319	644,235	517,887

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016
Operations
Net (loss) income	$(2,416,705)	$2,183,001
Capital transactions
Issuance of Shares	8,537,990	2,487,753
Redemption of Shares	(5,034,425)	(2,852,268)
Total capital transactions	3,503,565	(364,515)
Net change in net assets	1,086,860	1,818,486

Net assets, beginning of period	$5,513,971	$5,508,663

Net assets, end of period	$6,600,831	$7,327,149

Net asset value per share at beginning of period	$12.97	$10.02

Net asset value per share at end of period	$9.43	$14.65

Creation of Shares	750,000	225,000
Redemption of Shares	475,000	275,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net (loss) income	$(2,416,705)	$2,183,001
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	57,994	(305,435)
Changes in operating assets and liabilities:
Due from broker	(182,644)	58,431
Interest receivable	(68)	(781)
Restricted cash	74,068	55,389
Other assets	(7,747)	(17,966)
Due to broker	—	250,600
Management fee payable to Sponsor	6,159	5,864
Other liabilities	1,431	(1,063)
Net cash (used in) provided by operating activities	(2,467,512)	2,228,040

Cash flows from financing activities:
Proceeds from sale of Shares	8,537,990	2,487,753
Redemption of Shares	(5,034,425)	(2,852,268)
Net cash provided by (used in) financing activities	3,503,565	(364,515)

Net change in cash and cash equivalents	1,036,053	1,863,525
Cash and cash equivalents, beginning of period	5,016,531	4,932,791
Cash and cash equivalents, end of period	$6,052,584	$6,796,316

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended September 30, 2017 and 2016, the Fund recognized $7,684 and $5,786, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $5,582 in 2017 and $3,868 in 2016 were waived by the Sponsor. For the nine months ended September 30, 2017 and 2016, the Fund recognized $14,075 and $13,137 respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $9,203 in 2017 and $9,694 in 2016 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, 2017 and 2016, the Fund recognized $2,814 and $1,578, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $1,178 in 2017 and $1,578 in 2016 were waived by the Sponsor. For the nine months ended September 30, 2017 and 2016, the Fund recognized $6,697 and $6,606, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $3,093 in 2017 and $4,047 in 2016 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended September 30, 2017 and 2016, the Fund recognized $2,765 and $2,826, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the nine months ended September 30, 2017 and 2016, the Fund recognized $6,615 and $6,498, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and nine months ended September 30, 2017 and 2016, the Fund recognized $192 and $133 for these services; of these expenses $0 and $133 were waived by the Sponsor in 2017 and 2016 respectively. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of September 30, 2017 and for the years ended December 31, 2016, 2015 and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2017 and 2016.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $196,877 and $125,182 in money market funds at September 30, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $5,855,801 as of September 30, 2017 and $4,891,490 as of December 31, 2016 in a demand-deposit savings account. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended September 30, 2017 and 2016, such expenses, which are primarily recorded as distribution and marketing fees on the statement of operations, totaled $29,360 in 2017 and $18,520 in 2016; of these amounts, $20,499 in 2017 and $18,520 in 2016 were waived by the Sponsor. For the nine months ended September 30, 2017 and 2016, such expenses totaled $78,734 in 2017 and $86,877 in 2016; of these amounts, $33,446 in 2017 and $55,587 in 2016 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three and nine months ended September 30, 2017, there were $45,186 and $83,550, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three and nine months ended September 30, 2016, there were $48,043 and $121,429, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

As of August 21, 2017, Mr. Miller no longer retains an ownership interest in the Sponsor which is equal to or greater than 10%, and, thus, is no longer a principal of the Sponsor as defined by the rules of the Commodity Futures Trading Commission.

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

On September 30, 2017 and December 31, 2016, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the nine months ended September 30, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20,2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This amendment is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but, based on our review to date, we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards will not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard will not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2017 and December 31, 2016:

September 30, 2017

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2017
Cash equivalents	$196,877	$—	$—	$196,877
Sugar futures contracts	14,067	—	—	14,067
Total	$210,944	$—	$—	$210,944

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2017
Sugar futures contracts	$218,456	$—	$—	$218,456

December 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Cash equivalents	$125,182	$—	$—	$125,182
Sugar futures contracts	185,147	—	—	185,147
Total	$310,329	$—	$—	$310,329

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2016
Sugar futures contracts	$331,542	$—	$—	$331,542

For the nine months ended September 30, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2017 and year ended December 31, 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2017 and December 31, 2016.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Assets	Liabilities	Liabilities	Available for Offset	to Broker	Net Amount
Commodity price
Sugar futures contracts	$14,067	$—	$14,067	$14,067	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

Gross Amount Not Offset in the
Statement of Assets and Liabilities
		Gross Amount	Net Amount
		Offset in the	Presented in the
	Gross Amount	Statement of	Statement of
	of Recognized	Assets and	Assets and	Futures Contracts	Collateral, Due
Description	Liabilities	Liabilities	Liabilities	Available for Offset	from Broker	Net Amount
Commodity price
Sugar futures contracts	$218,456	$—	$218,456	$14,067	$204,389	$—

Offsetting of Financial Assets and Derivative Assets as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Sugar futures contracts	$185,147	$—	$185,147	$185,147	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Sugar futures contracts	$331,542	$—	$331,542	$185,147	$146,395	$—

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(678,070)	$532,963

Three months ended September 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$948,483	$(18,088)

Nine months ended September 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(2,266,185)	$(57,994)

Nine months ended September 30, 2016

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$1,957,357	$305,435

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held were $7.56 million and $7.09 million for the three and nine months ended September 30, 2017 and $7.2 million and $5.8 million for the same periods in 2016.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2017 and 2016. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
Per Share Operation Performance	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net asset value at beginning of period	$9.64	$12.92	$12.97	$10.02
Income (loss) from investment operations:
Investment Income	0.03	0.02	0.09	0.04
Net realized and unrealized (loss) gain on commodity futures contracts	(0.17)	1.79	(3.40)	4.79
Total expenses	(0.07)	(0.08)	(0.23)	(0.20)
Net (decrease) increase in net asset value	(0.21)	1.73	(3.54)	4.63
Net asset value at end of period	$9.43	$14.65	$9.43	$14.65
Total Return	(2.18)%	13.39%	(27.29)%	46.21%
Ratios to Average Net Assets (Annualized)
Total expenses	5.28%	4.94%	4.41%	5.01%
Total expenses, net	2.95%	2.27%	2.82%	2.30%
Net investment loss	(1.70)%	(1.74)%	(1.77)%	(1.78)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM WHEAT FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$65,323,760	$58,931,911
Interest receivable	199	279
Other assets	52,754	7,637
Equity in trading accounts:
Commodity futures contracts	296,562	—
Due from broker	6,263,778	7,381,706
Total equity in trading accounts	6,560,340	7,381,706
Total assets	71,937,053	66,321,533

Liabilities
Management fee payable to Sponsor	55,781	52,145
Other liabilities	4,385	3,041
Equity in trading accounts:
Commodity futures contracts	4,065,500	3,921,588
Total liabilities	4,125,666	3,976,774

Net assets	$67,811,387	$62,344,759

Shares outstanding	10,325,004	9,050,004

Net asset value per share	$6.57	$6.89

Market value per share	$6.58	$6.88

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

SCHEDULE OF INVESTMENTS
September 30, 2017

 (Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $84,617)	$84,617	0.12%	84,617

Notional Amount
(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY18 (848 contracts)	$296,562	0.44%	$20,320,200

Description: Liabilities	Fair Value	Percentage of Net Assets	Notional Amount (Long Exposure)

Commodity futures contracts
United States sugar futures contracts
CBOT wheat futures MAR18 (1,016 contracts)	$3,814,512	5.63%	$23,698,200
CBOT wheat futures DEC18 (908 contracts)	250,988	0.37	23,812,300
Total commodity futures contracts	$4,065,500	6.00%	$47,510,500

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

TEUCRIUM WHEAT FUND
STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$1,955,888	$(5,677,475)	$1,286,087	$(7,244,175)
Net change in unrealized depreciation or appreciation on commodity futures contracts	(11,125,988)	(692,500)	152,650	(2,107,750)
Interest income	208,562	71,752	528,785	142,314
Total (loss) income	(8,961,538)	(6,298,223)	1,967,522	(9,209,611)

Expenses
Management fees	162,246	130,301	496,272	264,391
Professional fees	152,758	105,957	379,875	198,054
Distribution and marketing fees	299,770	274,281	765,439	521,490
Custodian fees and expenses	37,295	35,905	108,579	69,106
Business permits and licenses fees	4,929	13,996	17,154	22,041
General and administrative expenses	30,980	25,487	86,043	59,150
Brokerage commissions	17,380	11,201	45,225	24,610
Other expenses	9,007	11,378	25,746	24,817
Total expenses	714,365	608,506	1,924,333	1,183,659

Expenses waived by the Sponsor	(105,942)	(49,516)	(105,942)	(49,516)

Total expenses, net	608,423	558,990	1,818,391	1,134,143

Net (loss) income	$(9,569,961)	$(6,857,213)	$149,131	$(10,343,754)

Net loss per share	$(1.27)	$(1.03)	$(0.32)	$(1.96)
Net (loss) income per weighted average share	$(1.04)	$(1.01)	$0.02	$(2.41)
Weighted average shares outstanding	9,197,287	6,817,939	9,420,883	4,293,435

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND

STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016
Operations
Net income (loss)	$149,131	$(10,343,754)
Capital transactions
Issuance of Shares	32,286,675	41,216,458
Redemption of Shares	(26,969,178)	(2,763,620)
Total capital transactions	5,317,497	38,452,838
Net change in net assets	5,466,628	28,109,084

Net assets, beginning of period	$62,344,759	$26,529,260

Net assets, end of period	$67,811,387	$54,638,344

Net asset value per share at beginning of period	$6.89	$9.15

Net asset value per share at end of period	$6.57	$7.19

Creation of Shares	4,800,000	5,025,000
Redemption of Shares	3,525,000	325,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income (loss)	$149,131	$(10,343,754)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation or appreciation on commodity futures contracts	(152,650)	2,107,750
Changes in operating assets and liabilities:
Due from broker	1,117,928	(3,826,500)
Interest receivable	80	(6,006)
Restricted cash	—	22,610
Other assets	(45,117)	(89,501)
Management fee payable to Sponsor	3,636	21,605
Other liabilities	1,344	—
Net cash provided by (used in) operating activities	1,074,352	(12,113,796)

Cash flows from financing activities:
Proceeds from sale of Shares	32,286,675	41,216,458
Redemption of Shares	(26,969,178)	(2,222,240)
Net cash provided by financing activities	5,317,497	38,994,218

Net change in cash and cash equivalents	6,391,849	26,880,422
Cash and cash equivalents, beginning of period	58,931,911	24,579,091
Cash and cash equivalents, end of period	$65,323,760	$51,459,513

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended September 30, 2017 and 2016, the Fund recognized $37,295 and $35,905, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations and was paid for by the Fund. For the nine months ended September 30, 2017 and 2016, the Fund recognized $108,579 and $69,106, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations and paid for by the Fund.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, 2017 and 2016, the Fund recognized $17,894 and $12,479, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations of these expenses, $5,451 in 2017 and $0 in 2016 were waived by the Sponsor. For the nine months ended September 30, 2017 and 2016, the Fund recognized $55,527 and $35,190, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses, $5,451 in 2017 and $0 in 2016 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended September 30, 2017 and 2016, the Fund recognized $17,380 and $11,201, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the nine months ended September 30, 2017 and 2016, the Fund recognized $45,225 and $24,610, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and nine months ended September 30, 2017 and 2016, the Fund recognized $1,349 and $1,078 for this expense which is recorded in business permits and licenses fees on the statements of operation; of these expenses $0 in 2017 and $1,078 in 2016 were waived by the Sponsor.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2017 and for the years ended December 31, 2016, 2015 and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2017 and 2016.

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

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets consisting of 25,000 shares from the Fund.. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. The Fund had a balance of $84,617 and $406,927 in money market funds at September 30, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $65,240,036 as of September 30, 2017 and $58,526,678 as of December 31, 2016 in a demand-deposit savings account. Assets deposited with a financial institution may, at times, exceed federally insured limits.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended September 30, 2017 and 2016, such expenses, which are primarily recorded as distribution and marketing fees on the statement of operations, totaled $190,699 in 2017 and $144,122 in 2016; of these amounts $63,119 in 2017 and $23,037 in 2016 were waived by the Sponsor. For the nine months ended September 30, 2017 and 2016, such expenses, totaled $705,159 in 2017 and $456,178 in 2016; of these amounts $63,119 in 2017 and $23,037 in 2016 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three and nine months ended September 30, 2017, there were $105,942 and $105,942, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three and nine months ended September 30, 2016, there were $49,516 and $49,516, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

As of August 21, 2017, Mr. Miller no longer retains an ownership interest in the Sponsor which is equal to or greater than 10%, and, thus, is no longer a principal of the Sponsor as defined by the rules of the Commodity Futures Trading Commission.

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

On September 30, 2017 and December 31, 2016, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the nine months ended September 30, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20,2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This amendment is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but, based on our review to date, we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards will not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard will not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2017 and December 31, 2016:

September 30, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2017
Cash equivalents	$84,617	$—	$—	$84,617
Wheat futures contracts	296,562	—	—	296,562
Total	$381,179	$—	$—	$381,179

Liabilities:	Level 1	Level 2	Level 3	Balance as of September 30, 2017
Wheat futures contracts	$4,065,500	$—	$—	$4,065,500

December 31, 2016

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Cash equivalents	$406,927	$—	$—	$406,927

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Wheat futures contracts	$3,921,588	$—	$—	$3,921,588

For the nine months ended September 30, 2017 and year ended December 31, 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2017 and for the year ended December 31, 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2017 and December 31, 2016.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity price
Wheat futures contracts	$296,562	$—	$296,562	$296,562	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2017

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Wheat futures contracts	$4,065,500	$—	$4,065,500	$296,562	$3,768,938	$—

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) – (iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity price
Wheat futures contracts	$3,921,588	$—	$3,921,588	$—	$3,921,588	$—

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended September 30, 2017

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$1,955,888	$(11,125,988)

Three months ended September 30, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(5,677,475)	$(692,500)

Nine months ended September 30, 2017

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$1,286,087	$152,650

Nine months ended September 30, 2016

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(7,244,175)	$(2,107,750)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $64.8 million and $67.3 million for the three and nine months ended September 30, 2017 and $53.0 million and $35.3 million for the three and nine months ended September 30, 2016.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2017 and 2016. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

Per Share Operation Performance	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Net asset value at beginning of period	$7.84	$8.22	$6.89	$9.15
Income (loss) from investment operations:
Investment income	0.02	0.01	0.05	0.03
Net realized and unrealized loss on commodity futures contracts	(1.23)	(0.96)	(0.18)	(1.73)
Total expenses, net	(0.06)	(0.08)	(0.19)	(0.26)
Net decrease in net asset value, net of expenses waived by the Sponsor	(1.27)	(1.03)	(0.32)	(1.96)
Net asset value at end of period	$6.57	$7.19	$6.57	$7.19
Total Return	(16.20)%	(12.53)%	(4.64)%	(21.42)%
Ratios to Average Net Assets
Total expenses	4.40%	4.67%	3.88%	4.48%
Total expenses, net	3.75%	4.29%	3.66%	4.29%
Net investment loss	(2.46)%	(3.74)%	(2.60)%	(3.75)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Effective October 3, 2017, WEAT purchased Commercial Paper with maturities of ninety days or less as described in the prospectus supplements filed with the SEC on October 2, 2017.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash equivalents	$967	$2,360
Interest receivable	2	1
Other assets	755	508
Equity in trading accounts:
Investments in securities, at fair value (cost $1,799,330 and $2,033,919 as of September 30, 2017 and December 31, 2016, respectively)	1,175,368	1,313,554
Total assets	$1,177,092	$1,316,423

Liabilities
Other liabilities	604	53

Net assets	$1,176,488	$1,316,370

Shares outstanding	50,002	50,002

Net asset value per share	$23.53	$26.33

Market value per share	$22.90	$25.68

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

SCHEDULE OF INVESTMENTS

September 30, 2017

(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$295,854	25.15%	16,808
Teucrium Soybean Fund	299,411	25.45	16,331
Teucrium Sugar Fund	278,403	23.66	29,524
Teucrium Wheat Fund	301,700	25.64	45,937
Total exchange-traded funds (cost $1,799,330)	$1,175,368	99.90%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $967)	$967	0.08%	967

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

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Income
Realized and unrealized (loss) gain on trading of securities:
Realized loss on securities	$(89,727)	$(14,208)	$(231,540)	$(55,766)
Net change in unrealized appreciation or depreciation on securities	13,272	(64,236)	96,403	91,476
Interest income	4	3	11	10
Total (loss) income	(76,451)	(78,441)	(135,126)	35,720

Expenses
Professional fees	4,185	5,950	10,453	10,547
Distribution and marketing fees	2,523	4,295	11,776	13,295
Custodian fees and expenses	429	740	1,627	2,077
Business permits and licenses fees	—	21	12,132	12,136
General and administrative expenses	260	431	1,454	1,447
Brokerage commissions	—	—	—	223
Other expenses	128	166	473	442
Total expenses	7,525	11,603	37,915	40,167

Expenses waived by the Sponsor	(5,987)	(9,893)	(33,159)	(35,063)

Total expenses, net	1,538	1,710	4,756	5,104

Net (loss) income	$(77,989)	$(80,151)	$(139,882)	$30,616

Net (loss) income per share	$(1.56)	$(1.60)	$(2.80)	$0.61
Net (loss) income per weighted average share	$(1.56)	$(1.60)	$(2.80)	$0.61
Weighted average shares outstanding	50,002	50,002	50,002	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Operations
Net (loss) income	$(139,882)	$30,616
Net change in net assets	(139,882)	30,616

Net assets, beginning of period	$1,316,370	$1,329,390

Net assets, end of period	$1,176,488	$1,360,006

Net asset value per share at beginning of period	$26.33	$26.59

Net asset value per share at end of period	$23.53	$27.20

Creation of Shares	—	—
Redemption of Shares	—	—

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Cash flows from operating activities:
Net (loss) income	$(139,882)	$30,616
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation on securities	(96,403)	(91,476)
Changes in operating assets and liabilities:
Net sales of investments in securities	234,589	61,313
Interest receivable	(1)	(1)
Other assets	(247)	1,365
Other liabilities	551	420
Net cash (used in) provided by operating activities	(1,393)	2,237

Net change in cash equivalents	(1,393)	2,237
Cash equivalents, beginning of period	2,360	1,815
Cash equivalents, end of period	$967	$4,052

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended September 30, 2017 and 2016, the Fund recognized $429 and $740, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $316 in 2017 and $603 in 2016 were waived by the Sponsor. For the nine months ended September 30, 2017 and 2016, the Fund recognized $1,627 and $2,077, respectively, for these services, which was recorded in custodian fees and expenses on the statements of operations; of these expenses $1,334 in 2017 and $1,821 in 2016 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended September 30, 2017 and 2016, the Fund recognized $234 and $251, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $23 in 2017 and $251 in 2016 were waived by the Sponsor. For the nine months ended September 30, 2017 and 2016, the Fund recognized $786 and $881, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $436 in 2017 and $775 in 2016 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. The Bank of New York Mellon serves as the broker for the Fund. For the three months ended September 30, 2017 and 2016, the Fund did not recognize any expenses for these services. For the nine months ended September 30, 2017 and 2016, the Fund $0 and $223, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and nine months ended September 30, 2017 and 2016, the Fund recognized $16 and $21 for these services; of these expenses $0 in 2017 and $21 in 2016 were waived by the Sponsor. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2016, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2017 and for the years ended December 31, 2016, 2015 and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2017 and 2016.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $967 and $2,360 in money market funds at September 30, 2017 and December 31, 2016, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the three months ended September 30, 2017 and 2016 such expenses, which are primarily recorded as distribution and marketing fees on the statement of operations, totaled $2,479 in 2017 and $2,901 in 2016; of these amounts $1,328 in 2017 and $2,901 in 2016 were waived by the Sponsor. For the nine months ended September 30, 2017 and 2016 such expenses totaled $10,184 in 2017 and $11,416 in 2016; of these amounts $7,456 in 2017 and $9,888 in 2016 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the three and nine months ended September 30, 2017, there were $5,987 and $33,159, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three and nine months ended September 30, 2017 and 2016, there were $9,893 and $35,063, respectively, of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

As of August 21, 2017, Mr. Miller no longer retains an ownership interest in the Sponsor which is equal to or greater than 10%, and, thus, is no longer a principal of the Sponsor as defined by the rules of the Commodity Futures Trading Commission.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20,2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This amendment is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Trust and the Fund are currently evaluating the impact on the financial statements and disclosures; but, based on our review to date, we do not expect the update will have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards will not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard will not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2017 and December 31, 2016:

September 30, 2017

				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2017
Exchange-traded funds	$1,175,368	$—	$—	$1,175,368
Cash equivalents	967	—	—	967
Total	$1,176,335	$—	$—	$1,176,335

December 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Exchange-traded funds	$1,313,554	$—	$—	$1,313,554
Cash equivalents	2,360	—	—	2,360
Total	$1,315,914	$—	$—	$1,315,914

For the nine months ended September 30, 2017 and year ended December 31, 2016, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2017 and 2016. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
Per Share Operation Performance	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net asset value at beginning of period	$25.09	$28.80	$26.33	$26.59
Income (loss) from investment operations:
Net realized and unrealized (loss) gain on investment transactions	(1.53)	(1.57)	(2.70)	0.71
Total expenses	(0.03)	(0.03)	(0.10)	(0.10)
Net (decrease) increase in net asset value	(1.56)	(1.60)	(2.80)	0.61
Net asset value at end of period	$23.53	$27.20	$23.53	$27.20
Total Return	(6.22)%	(5.56)%	(10.63)%	2.29%
Ratios to Average Net Assets (Annualized)
Total expenses	2.45%	3.39%	3.99%	3.93%
Total expenses, net	0.50%	0.50%	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%	(0.50)%	(0.50)%

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended September 30, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2017, Benchmark Component Futures Contracts weights for each of the Funds. The contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,281 contracts, MAR18)	$23,554,388	35%
CBOT Corn Futures (1,073 contracts, MAY18)	20,185,813	30
CBOT Corn Futures (1,183 contracts, DEC18)	23,630,425	35

Total at September 30, 2017	$67,370,626	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (144 contracts, JAN18)	$7,045,200	35%
CBOT Soybean Futures (123 contracts, MAR18)	6,074,663	30
CBOT Soybean Futures (143 contracts, NOV18)	7,051,688	35

Total at September 30, 2017	$20,171,551	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (145 contracts, MAY18)	$2,309,328	35%
ICE Sugar Futures (122 contracts, JUL18)	1,966,250	30
ICE Sugar Futures (135 contracts, MAR19)	2,314,872	35

Total at September 30, 2017	$6,590,450	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (1,016 contracts, MAR18)	$23,698,200	35%
CBOT Wheat Futures (848 contracts, MAY18)	20,320,200	30
CBOT Wheat Futures (908 contracts, DEC18)	23,812,300	35

Total at September 30, 2017	$67,830,700	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (16,808 shares)	$295,854	25%
Shares of Teucrium Soybean Fund (16,331 shares)	299,411	25
Shares of Teucrium Wheat Fund (45,937 shares)	301,700	26
Shares of Teucrium Sugar Fund (29,524 shares)	278,403	24

Total at September 30, 2017	$1,175,368	100%

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

The Funds earn interest and other income (“interest income”) from cash equivalents that it purchases and on the cash, it holds through the Custodian or other financial institution. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be rated in the highest short-term rating category by a nationally recognized statistical rating organization or will be deemed by the Sponsor to be of investment grade quality. At the end of the quarter, available cash balances in each of the Funds were invested in either the Fidelity Institutional Money Market Funds – Government Portfolio or in demand deposits at Rabobank, N.A. Effective October 3, 2017, CORN and WEAT purchased commercial paper with maturities of ninety days or less as described in the prospectus supplements filed with the SEC on October 2, 2017.

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

The Sponsor

Teucrium Trading, LLC is the sponsor of the Trust and each of the series of the Trust. The Sponsor is a Delaware limited liability company, formed on July 28, 2009. The principal office is located at 232 Hidden Lake Road, Brattleboro, Vermont 05301. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and became a member of the National Futures Association (“NFA”) on November 10, 2009. Teucrium Trading, LLC registered as a commodity trading advisor with the NFA effective September 8, 2017. The Trust and the Funds operate pursuant to the Trust Agreement.

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

Performance Summary

This report covers the periods from January 1 to September 30, 2017 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$18.77
Loss from investment operations:
Investment income	0.15
Net realized and unrealized loss on commodity futures contracts	(0.79)
Total expenses	(0.53)
Net decrease in net asset value	(1.17)
Net asset value end of period	$17.60
Total Return	(6.23)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.29%
Total expenses, net	3.78%
Net investment loss	(2.72)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$19.08
Loss from investment operations:
Investment income	0.15
Net realized and unrealized loss on commodity futures contracts	(0.38)
Total expenses	(0.52)
Net decrease in net asset value	(0.75)
Net asset value at end of period	$18.33
Total Return	(3.93)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.34%
Total expenses, net	3.70%
Net investment loss	(2.63)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$12.97
Loss from investment operations:
Investment income	0.09
Net realized and unrealized loss on commodity futures contracts	(3.40)
Total expenses	(0.23)
Net decrease in net asset value	(3.54)
Net asset value at end of period	$9.43
Total Return	(27.29)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.41%
Total expenses, net	2.82%
Net investment loss	(1.77)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$6.89
Loss from investment operations:
Investment income	0.05
Net realized and unrealized loss on commodity futures contracts	(0.18)
Total expenses	(0.19)
Net decrease in net asset value	(0.32)
Net asset value at end of period	$6.57
Total Return	(4.64)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.88%
Total expenses, net	3.66%
Net investment loss	(2.60)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$26.33
Loss from investment operations:
Investment income	0.00
Net realized and unrealized loss on investment transactions	(2.70)
Total expenses	(0.10)
Net decrease in net asset value	(2.80)
Net asset value at end of period	$23.53
Total Return	(10.63)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.99%
Total expenses, net	0.50%
Net investment loss	(0.50)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

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

On September 30, 2017, the Fund had 3,825,004 shares outstanding and net assets of $67,327,657. This is in comparison to 4,125,004 shares outstanding and net assets of $77,172,176 on September 30, 2016 and 3,500,004 shares outstanding with net assets of $66,830,725 on June 30, 2017. Shares outstanding decreased by 300,000 or 7% for the period ended September 30, 2017 when compared to September 30, 2016 and increased by 325,000 or 9% for the period ended September 30, 2017 when compared to June 30, 2017. In the opinion of management, this decrease year over year was due to the higher than expected global corn production in the northern hemisphere. When comparing September 30, 2017 with June 30, 2017, there was an increase due to uncertainty concerning global weather patterns and a decrease in the price, which had generated investor interest.

Total net assets for the Fund were $67,327,657 on September 30, 2017 compared to $77,172,176 on September 30, 2016 and $66,830,725 on June 30, 2017. The Net Asset Values (“NAV”) per share related to these balances were $17.60, $18.71 and $19.09 respectively. This represents a decrease in total net assets for the year over year of 13%, driven by a combination of a decrease in total shares outstanding of 7% and a change in the NAV per share which decreased by 6%. When comparing September 30, 2017 with June 30, 2017, there was an increase in total net assets of 1%, driven by a combination of an increase in total shares outstanding of 9% and a change in the NAV per share which decreased by 8%. The closing prices per share for September 30, 2017 and 2016 and June 30, 2017, as reported by the NYSE Arca, were $17.64, $18.68 and $19.05, respectively. The change from September 30, 2017 over the same period last year was a 6% decrease, and a 7% decrease from June 30, 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2017 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2017 was ($4,763,833) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($1,616,988), and by a net change in unrealized depreciation of commodity futures contracts of ($3,363,975). Total loss was ($5,440,285) in the same period of 2016. The total loss for the nine-month period ended September 30, 2017 was ($2,484,197) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($2,064,200), and by a net change in unrealized depreciation of commodity futures contracts of ($969,000). Total loss was ($7,417,081) in the same period of 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended September 30, 2017 and 2016, respectively, was $217,130 and $109,115. For the nine-month period, these amounts were $549,003 and $273,344. This increase year-over-year was the result of higher realized interest rates on cash balances in 2017 compared to 2016, due to the increases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2017 were $729,672 and for the same period in 2016 were $878,103. This represents a ($148,431) or 17% decrease for 2017 over 2016. The decrease was driven by: 1) a ($33,506) or 17% decrease in the management fee paid to the Sponsor because of lower average net assets; 2) a ($93,655) or 41% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($36,593) or 10% decrease in distribution and marketing expenses; and 4) ($2,028) or 17% decrease in other expenses. These decreases were offset by; 1) a $1,661 or 39% increase in business permits and licenses; 2) a $10,840 or 49% increase in general and administrative expenses; and 3) a $5,450 or 32% increase in brokerage commissions due to an increase in contracts purchased and rolled. All other expense categories remained relatively flat year over year. The decreases were due, in general, to the decrease in the average assets under management relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 4.35% in 2017 and 4.37% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2017 were $2,216,966 and for the same period in 2016 were $2,351,775. This represents a ($134,809) or 6% decrease for 2017 over 2016. The decrease was driven by a ($198,779) or 31% decrease in professional fees related to auditing, legal and tax preparation fees. The decrease was offset by an increase in all other expense categories, primarily; 1) a $10,290 or 87% increase in business permits and licenses; 2) a $25,467 or 32% increase in general and administrative expenses; and 3) a $15,075 or 31% increase in brokerage commissions due to an increase in contracts purchased and rolled. All other expense categories remained relatively flat year over year. The total expense ratio gross of expenses waived by the Sponsor for the nine-month periods were 4.29% in 2017 and 4.61% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor can elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended September 30, 2017 and 2016, the Sponsor waived fees of $95,836 and $134,161 respectively. For the nine-month period ended September 30, 2017 and 2016, the Sponsor waived fees of $264,656 and $134,161 respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2017 and 2016 were $633,836 and $743,942, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.78% in 2017 and 3.70% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 2.49% in 2017 and 3.16% in 2016.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2017 and 2016 were $1,952,310 and $2,217,614, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.78% in 2017 and 4.35% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 2.72% in 2017 and 3.81% in 2016.

Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

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

On September 30, 2017, the Fund had 1,100,004 shares outstanding and net assets of $20,167,321. This is in comparison to 725,004 shares outstanding and net assets of $13,436,212 on September 30, 2016 and 650,004 shares outstanding with net assets of $11,762,511 on June 30, 2017. Shares outstanding increased by 375,000 or 52% for the period ended September 30, 2017 when compared to September 30, 2016 and by 450,000 or 69% when compared to June 30, 2017. This increase year over year was, in the opinion of management, due to the relative low price of soybean compared to the last decade which generated renewed investor interest in the commodity.

Total net assets for the Fund were $20,167,321 on September 30, 2017 compared to $13,436,212 on September 30, 2016 and $11,762,511 on June 30, 2017. The Net Asset Values (“NAV”) per share related to these balances were $18.33, $18.53 and $18.10 respectively. This represents an increase in total net assets for the year over year of 50%, driven by an increase in shares outstanding which increased by 52% and a change in the NAV per share which decreased by 1%. When comparing September 30, 2017 with June 30, 2017, there was an increase in total net assets of 71%, driven by an increase in total shares outstanding of 69%. The closing prices per share for September 30, 2017 and 2016 and June 30, 2017, as reported by the NYSE Arca, were $18.36, $18.48 and $18.05, respectively. The change from September 30, 2017 over the same period last year was a 1% decrease, and a 2% increase from June 30, 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2017 and serves to illustrate the relative changes of these components.

The total income for the three-month period ended September 30, 2017 was $257,072 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($24,025), and by a net change in unrealized appreciation of commodity futures contracts of $241,863. Total loss was ($1,566,866) in the same period of 2016. The total loss for the nine-month period ended September 30, 2017 was ($106,423) resulting primarily from the net change in realized gain on commodity futures contracts totaling $7,475, and by a net change in unrealized depreciation of commodity futures contracts of ($210,300). Total income was $1,013,253 in the same period of 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended September 30, 2017 and 2016, respectively, was $39,234 and $16,996. For the nine-month period, these amounts were $96,402 and $44,291. This increase year-over-year was the result of higher realized interest rates on cash balances in 2017 compared to 2016, due to the increases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2017 were $147,452 and for the same period in 2016 were $189,647. This represents a ($42,195) or 22% decrease for 2017 over 2016. The decrease in 2017 was driven by; 1) a ($1,241) or 4% decrease in management fee paid to the Sponsor due to slightly lower average net assets in the Fund during the period; 2) a ($37,531) or 49% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($5,148) or 9% decrease in distribution and marketing fees; 4) a ($228) or 5% decrease in business permits and licenses; and 5) a ($938) or 13% decrease in general and administrative expenses. These decreases were offset by: 1) a $617 or 8% increase in custodian fees and expenses; 2) a $2,007 or 100% increase in brokerage commissions and expenses due to an increase in contracts purchased and rolled; and 3) a $267 or 11% increase in other expenses. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 4.89% in 2017 and 6.04% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2017 were $392,703 and for the same period in 2016 were $398,841. This represents a ($6,138) or 2% decrease for 2017 over 2016. The slight decrease in 2017 was driven by; 1) a ($19,963) or 13% decrease in distribution and marketing fees; 2) a ($752) or 4% decrease in custodian fees and expenses; 3) a ($4,502) or 21% decrease in general and administrative expenses; and 4) a ($1,444) or 19% decrease in other expenses. The decreases were offset by; 1) a $7,166 or 9% increase in management fee paid to the Sponsor as a result of higher average net assets; 2) a $9,297 or 10% increase in professional fees related to auditing, legal and tax preparation fees; and 3) a $3,899 or 259% increase in brokerage commissions due to an increase in contracts purchased and rolled. All other expense categories remained relatively flat year over year. The total expense ratio gross of expenses waived by the Sponsor for the nine-month periods were 4.34% in 2017 and 4.79% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor can elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended September 30, 2017 and 2016, the Sponsor waived fees of $31,348 and $63,113 respectively. For the nine-month period ended September 30, 2017 and 2016, the Sponsor waived fees of $58,457 and $63,113 respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month periods ended September 30, 2017 and 2016 were $116,104 and $126,534, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.85% in 2017 and 4.03% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 2.55% in 2017 and 3.49% in 2016.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month periods ended September 30, 2017 and 2016 were $334,246 and $335,728, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.70% in 2017 and 4.03% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 2.63% in 2017 and 3.50% in 2016.

Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

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

On September 30, 2017, the Fund had 700,004 shares outstanding and net assets of $6,600,831. This is in comparison to 500,004 shares outstanding and net assets of $7,327,149 on September 30, 2016 and 850,004 shares outstanding with net assets of $8,192,411 on June 30, 2017. Shares outstanding increased by 200,000 or 40% for the period ended September 30, 2017 when compared to September 30, 2016 and decreased by 150,000 or 18% for the period ended September 30, 2017 when compared to June 30, 2017. This increase year over year was, in the opinion of management, due to the relative low price of sugar, compared to the last decade, which generated renewed investor interest in the commodity.

Total net assets for the Fund were $6,600,831 on September 30, 2017 compared to $7,327,149 on September 30, 2016 and $8,192,411 on June 30, 2017. The Net Asset Values (“NAV”) per share related to these balances were $9.43, $14.65 and $9.64, respectively. This represents a decrease in total net assets for the year over year of 10%, driven by combination of an increase in total shares outstanding of 40% and a decrease of ($5.22) or 36% in the NAV per share. When comparing September 30, 2017 with June 30, 2017, there was a decrease in total net assets of 19%, driven by a combination of a decrease in total shares outstanding of 18% and a decrease in the NAV per share of 2%. The closing prices per share for September 30, 2017 and 2016 and June 30, 2017, as reported by the NYSE Arca, were $9.48, $14.48 and $9.63, respectively. The change from September 30, 2017 over the same period last year was a 35% decrease, and a 2% decrease from June 30, 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2017 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2017 was ($120,913) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($678,070) and by a net change in unrealized appreciation of commodity futures contracts of $532,963. Total income was $939,912 in the same period of 2016. The total loss for the nine-month period ended September 30, 2017 was ($2,269,134) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($2,266,185) and by a net change in unrealized depreciation of commodity futures contracts of ($57,994). Total income was $2,285,842 in the same period of 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month periods ended September 30, 2017 and 2016, respectively, was $24,194 and $9,517. For the nine-month period, these amounts were $55,045 and $23,050. This increase year-over-year was the result of higher realized interest rates on cash balances in 2017 compared to 2016, due to the increases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2017 were $102,485 and for the same period in 2016 were $88,916. This represents a $13,569 or 15% increase for 2017 over 2016. The increase in 2017 was driven by; 1) a $1,417 or 8% increase in management fee paid to the Sponsor due to higher average net assets during the period; 2) a $11,969 or 42% increase in distribution and marketing fees; 3) a $1,898 or 33% increase in custodian fees and expenses; and 4) a $787 or 65% increase in brokerage commissions due to an increase in contracts purchased and rolled. These decreases were offset by; 1) a ($1,350) or 22% decrease in business permits and licenses; and 2) a ($878) or 19% decrease in general and administrative expenses. All other expense categories remained relatively flat year over year. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 5.28% in 2017 and 4.94% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2017 were $231,121 and for the same period in 2016 were $224,270. This represents a $6,851 or 3% increase for 2017 over 2016. The increase in 2017 was driven by; 1) a $7,639 or 17% increase in management fee paid to the Sponsor due to higher average net assets under management; 2) a $4,679 or 12% increase in professional fees related to auditing, legal and tax preparation fees; and 3) a $938 or 7% increase in custodian fees and expenses. These increases were offset by; 1) a ($4,925) or 5% decrease in distribution and marketing fees; 2) a ($681) or 6% decrease in general and administrative expenses; and 3) a ($896) or 19% decrease in other expenses. All other expense categories remained relatively flat year over year. The total expense ratio gross of expenses waived by the Sponsor for the nine-month periods were 4.41% in 2017 and 5.01% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor can elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ended September 30, 2017 and 2016, the Sponsor waived fees of $45,186 and $48,043 respectively. For the nine-month periods ended September 30, 2017 and 2016, the Sponsor waived fees of $83,550 and $121,429 respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2017 and 2016 were $57,299 and $40,873 respectively. The total expense ratio net of expenses waived by the Sponsor was 2.95% in 2017 and 2.27% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 1.70% in 2017 and 1.74% in 2016.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2017 and 2016 were $147,571 and $102,841, respectively. The total expense ratio net of expenses waived by the Sponsor was 2.82% in 2017 and 2.30% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 1.77% in 2017 and 1.78% in 2016.

Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is a scalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

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

On September 30, 2017, the Fund had 10,325,004 shares outstanding and net assets of $67,811,387. This is in comparison to 7,600,004 shares outstanding and net assets of $54,638,344 on September 30, 2016 and 9,900,004 shares outstanding with net assets of $77,583,718 on June 30, 2017. Shares outstanding increased by 2,725,000 or 36% for the period ended September 30, 2017 when compared to September 30, 2016 and increased by 425,000 or 4% for the period ended September 30, 2017 when compared to June 30, 2017. This increase year over year was, in the opinion of management, due to the low price of wheat relative to recent years which accelerated investor interest.

Total net assets for the Fund were $67,811,387 on September 30, 2017 compared to $54,638,344 on September 30, 2016 and $77,583,718 on June 30, 2017. The Net Asset Values (“NAV”) per share related to these balances were $6.57, $7.19 and $7.84 respectively. This represents an increase in total net assets for the year over year of 24%, driven by an increase in total shares outstanding of 36% and a decrease in the NAV per share of 9%. When comparing September 30, 2017 with June 30, 2017, there was a decrease in total net assets of 13%, driven by a combination of an increase in total shares outstanding of 4% and a decrease in the NAV per share of ($1.27) or 16%. The closing prices per share for September 30, 2017 and 2016 and June 30, 2017, as reported by the NYSE Arca, were $6.58, $7.19 and $7.83, respectively. The change from September 30, 2017 over the same period last year was an 8% decrease, and a 16% decrease from June 30, 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2017 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2017 was ($8,961,538) resulting primarily from the net change in realized gain on commodity futures contracts totaling $1,955,888 and by a net change in unrealized depreciation of commodity futures contracts of ($11,125,988). Total loss was ($6,298,223) in the same period of 2016. The total income for the nine-month period ended September 30, 2017 was $1,967,522 resulting primarily from the net change in realized gain on commodity futures contracts totaling $1,286,087 and by a net change in unrealized appreciation of commodity futures contracts of $152,650. Total loss was ($9,209,611) in the same period of 2016. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month periods ended September 30, 2017 and 2016, respectively, was $208,562 and $71,752. For the nine-month periods, these amounts were $528,785 and $142,314. This increase year-over-year was the result of higher cash balances and higher realized interest rates on cash balances in 2017 compared to 2016, due to the increases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2017 were $714,365 and for the same period in 2016 were $608,506. This represents a $105,859 or 17% increase for 2017 over 2016. The increase in 2017 was driven by higher average net assets relative to the other funds. Specifically; 1) a $31,945 or 25% increase in the management fee paid to the Sponsor as a result of higher average net assets; 2) a $46,801 or 44% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $25,489 or 9% increase in distribution and marketing fees; 4) a $1,390 or 4% increase in custodian fees and expenses; 5) a $5,493 or 22% increase in general and administrative expenses; and 6) a $6,179 or 55% increase in brokerage commissions due to an increase in contracts purchased and rolled. These increases were slightly offset by; 1) a ($9,067) or 65% decrease in business permits and license fees; and 2) a ($2,371) or 21% decrease in other expenses. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 4.40% in 2017 and 4.67% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month periods ended September 30, 2017 were $1,924,333 and for the same period in 2016 were $1,183,659. This represents a $740,674 or 63% increase for 2017 over 2016. The increase for 2017 over 2016 was driven by increases in all, but one expense category period over period, due to the increase in average assets under management compared to the other Funds. Increases were: 1) a $231,881 or 88% increase in the management fee paid to the Sponsor as a result of higher average net assets; 2) a $181,821 or 92% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $243,949 or 47% increase in distribution and marketing fees; 4) a $39,473 or 57% increase in custodian fees and expenses; 5) a $26,893 or 45% increase in general and administrative expenses; 6) a $20,615 or 84% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 7) a $929 or 4% increase in other expenses. These increases were offset by a ($4,887) or 22% decrease in business permits and license fees. The total expense ratio gross of expenses waived by the Sponsor for the six-month periods were 3.88% in 2017 and 4.48% in 2016. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor can elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month and nine-month periods ended September 30, 2017 and 2016, the Sponsor waived fees of $105,942 and $49,516 respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month periods ended September 30, 2017 and 2016 were $608,423 and $558,990, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.75% in 2017 and 4.29% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 2.46% in 2017 and 3.74% in 2016.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2017 and 2016 were $1,818,391 and $1,134,143, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.66% in 2017 and 4.29% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 2.60% in 2017 and 3.75% in 2016.

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

On September 30, 2017, the Fund had 50,002 shares outstanding and net assets of $1,176,488. This is in comparison to 50,002 shares outstanding and net assets of $1,360,006 on September 30, 2016 and 50,002 shares outstanding with net assets of $1,254,477 on June 30, 2017. The Net Asset Values (“NAV”) per share related to these balances were $23.53, $27.20 and $25.09 respectively. This represents a decrease in total net assets for the year over year of 13% which was the result of a change in the NAV per share which decreased by ($3.67) or 13%. When comparing September 30, 2017 with June 30, 2017, there was a decrease in total net assets of 6%, driven by a decrease in the NAV per share of ($1.56) or 6%. The closing prices per share for September 30, 2017 and 2016 and June 30, 2017, as reported by the NYSE Arca, were $22.90, $26.72 and $24.80 respectively. The change from September 30, 2017 over the same period last year was a 14% decrease, and an 8% decrease from June 30, 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2017 and serves to illustrate the relative changes of these components.

Total loss for the three-month period ended September 30, 2017 was ($76,451) resulting from the realized loss on the securities of the Underlying Funds totaling ($89,727) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $13,272. Total loss for the same period in 2016 was ($78,441). Total loss for the nine-month period ended September 30, 2017 was ($135,126) resulting from the realized loss on the securities of the Underlying Funds totaling ($231,540) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $96,403. Total income for the same period in 2016 was $35,720. Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2017 were $7,525 and for the same period in 2016 were $11,603. This represents a ($4,078) or 35% decrease for 2017 over 2016. The decrease for 2017 was driven by a reduction in all expense categories, specifically; 1) a ($1,765) or 30% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($1,772) or 41% decrease in distribution and marketing expenses; 3) a ($311) or 42% decrease in custodian fees and expenses; 4) a ($21) or a 100% decrease in business permits and licenses; 5) a ($171) or 40% decrease in general and administrative expenses; and 6) a ($38) or 23% decrease in other expenses. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 2.45% in 2017 and 3.39% in 2016.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2017 were $37,915 and for the same period in 2016 were $40,167. This represents a ($2,252) or 6% decrease for 2017 over 2016. The decrease for 2017 was driven by; 1) a ($94) or 1% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($1,519) or 11% decrease in distribution and marketing fees; 3) a ($450) or 22% decrease in custodian fees and expenses; and 4) a ($223) or 100% decrease in brokerage commissions. The decreases were offset by a $31 or 7% increase in other expenses. All other expenses categories remained relatively flat from year over year. The total expense ratio gross of expenses waived by the Sponsor for the nine-month periods were 3.99% in 2017 and 3.93% in 2016.

The Sponsor can elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ended September 30, 2017 and 2016, the Sponsor waived fees of $5,987 and $9,893 respectively. For the nine-month periods ended September 30, 2017 and 2016, the Sponsor waived fees of $33,159 and $35,063 respectively.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month periods ended September 30, 2017 and 2016 were $1,538 and $1,710 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.50% in 2017 and 0.50% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 0.50% in 2017 and 0.50% in 2016.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month periods ended September 30, 2017 and 2016 were $4,756 and $5,104 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.50% in 2017 and 0.50% in 2016. Net investment loss, which includes the impact of expenses and interest income, was 0.50% in 2017 and 0.50% in 2016.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2017-18, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 35% of all the corn globally, of which about 13% will be exported. For 2017-2018, global consumption of 1,064.8 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,038.8 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 215 MMT is approximately 12% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 440% from crop year 1960/1961 to 2017/2018 as demonstrated by the graph below, and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 77.9 million people in the 2017-18 timeframe and reach over 9.75 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of bio-fuels, including ethanol in the United States. Based on USDA estimates as of October 12, 2017, for each person added to the population, there needs to be an additional 5.6 bushels of corn, 1.7 bushels of soybeans and 3.7 bushels of wheat produced.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2017.

On October 12, 2017, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2017-18. The exhibit below provides a summary of historical and current information for United States corn production.

U.S. Corn Supply/Demand Balance Marketing Year September - August Million Bushels
											Oct. 12 Est. USDA	Sept. 12 Est. USDA	Oct. 12 Est. USDA	Change from last month
Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	17-18	Change	% Change
Planted Acres	78.3	93.5	86.0	86.4	88.2	91.9	97.3	95.4	90.6	88.0	94.0	90.9	90.4	(1)	-0.6%
Harvested Acres	70.6	86.5	78.6	79.5	81.4	84.0	87.4	87.5	83.1	80.8	86.7	83.5	83.1	(0)	-0.5%
Difference	7.7	7.0	7.4	6.9	6.8	7.9	9.9	7.9	7.5	7.2	7.3	7.4	7.3	(0.1)	-1.4%
Yield	149.1	150.7	153.9	164.7	152.8	147.2	123.1	158.1	171.0	168.4	174.6	169.9	171.8	2	1.1%

Beginning Stocks	1,967	1,304	1,624	1,673	1,708	1,128	989	821	1,232	1,731	1,737	2,350	2,295	(55)	-2.3%
Production	10,531	13,038	12,092	13,092	12,447	12,360	10,755	13,829	14,216	13,602	15,148	14,184	14,280	96	0.7%
Imports	12	20	14	8	28	29	160	36	32	68	57	50	50	—	0.0%
Total Supply	12,510	14,362	13,730	14,774	14,182	13,516	11,904	14,686	15,479	15,401	16,942	16,585	16,625	40	0.2%

Feed	5,540	5,858	5,205	5,125	4,793	4,545	4,315	5,040	5,280	5,114	5,464	5,475	5,500	25	0.5%
Food/Seed/Industrial	3,541	4,442	4,993	5,961	6,428	6,439	6,038	6,493	6,601	6,648	6,890	6,925	6,935	10	0.1%
Ethanol for Fuel (incld above)	2,119	3,049	3,677	4,591	5,021	5,011	4,641	5,124	5,200	5,224	5,438	5,475	5,475	—	0.0%
Exports	2,125	2,437	1,858	1,980	1,834	1,543	730	1,920	1,867	1,901	2,293	1,850	1,850	—	0.0%
Total Usage	11,206	12,737	12,056	13,066	13,055	12,527	11,083	13,454	13,748	13,664	14,647	14,250	14,285	35	0.2%

Ending Stocks (Inventory)	1,304	1,624	1,673	1,708	1,128	989	821	1,232	1,731	1,737	2,295	2,335	2,340	5	0.2%

Stocks/Use Ratio	12%	13%	14%	13%	9%	8%	7%	9%	13%	13%	16%	16%	16%
farm Price ($/bushel)	$3.04	$4.20	$4.06	$3.55	$5.18	$6.22	$6.89	$4.46	$3.70	$3.61	$3.36	$2.80 - 3.60	$2.80 - 3.60

Calculations:
Demand per day (incld expt)¹	30.7	34.9	33.0	35.8	35.8	34.3	30.4	36.9	37.7	37.4	40.1	39.0	39.1	0.1	0.2%
Carry-out days supply	42.5	46.5	50.7	47.7	31.5	28.8	27.0	33.4	46.0	46.4	57.2	59.8	59.8	-0.02	0.0%

¹ in millions of bushels per day

Standard Corn Futures Contracts trade on the CBOT in units of 5,000 bushels, although 1,000 bushels “mini-corn” Corn Futures Contracts also trade. Three grades of corn are deliverable under CBOT Corn Futures Contracts: Number 1 yellow, which may be delivered at 1.5 cents over the contract price; Number 2 yellow, which may be delivered at the contract price; and Number 3 yellow, which may be delivered at 1.5 cents under the contract price. There are five months each year in which CBOT Corn Futures Contracts expire: March, May, July, September and December.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2017-18, the United States will produce approximately 120.6 MMT of soybeans or approximately 35% of estimated world production, with Brazil production at 107 MMT. Argentina is projected to produce about 57 MMT. For 2017-18, global consumption of 344.4 MMT is estimated slightly lower than global production of 347.9 MMT. If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2017.

On October 12, 2017, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2017-18. The exhibit below provides a summary of historical and current information for United States soybean production.

	U.S. Soybean Supply/Demand Balance
	Marketing Year September - August
	Million Bushels
											Oct. 12 Est. USDA	Sept 12 Est. USDA	Oct. 12 Est. USDA	Change from last month
Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	17-18	Change	% Change
Planted Acres	75.5	64.7	75.7	77.5	77.4	75.0	77.2	76.8	83.3	82.7	83.4	89.5	90.2	0.70	1%
Harvested Acres	74.6	64.1	74.7	76.4	76.6	73.8	76.1	76.3	82.6	81.7	82.7	88.7	89.5	0.80	1%
Difference	0.9	0.6	1.0	1.1	0.8	1.2	1.0	0.5	0.7	1.0	0.7	0.8	0.7	(0.10)	-12%
Yield	42.9	41.7	39.7	44.0	43.5	41.9	40.0	44.0	47.5	48.0	52.0	49.9	49.5	(0.40)	-1%

Beginning Stocks	449	574	205	138	151	215	169	141	92	191	197	345	301	(44.00)	-13%
Production	3,197	2,677	2,967	3,359	3,329	3,094	3,042	3,358	3,927	3,926	4,296	4,431	4,431	—	0%
Imports	9	10	13	15	14	16	41	72	33	24	22	25	25	—	0%
Total Supply	3,655	3,261	3,185	3,512	3,495	3,325	3,252	3,570	4,052	4,140	4,515	4,801	4,757	(44.00)	-1%

Crushings	1,808	1,801	1,662	1,752	1,648	1,703	1,689	1,734	1,873	1,886	1,899	1,940	1,940	—	0%
Seed, Feed and Residual	157	93	106	110	131	89	105	107	146	115	141	136	136	—	0%
Exports	1,116	1,162	1,279	1,499	1,501	1,365	1,317	1,638	1,842	1,942	2,174	2,250	2,250	—	0%
Total Usage	3,081	3,056	3,047	3,361	3,280	3,155	3,111	3,478	3,862	3,944	4,214	4,326	4,326	—	0%

Ending Stocks (Inventory)	574	205	138	151	215	169	141	92	191	197	301	475	430	(45.00)	-9%

Stocks/Use Ratio	18.6%	6.7%	4.5%	4.5%	6.6%	5.4%	4.5%	2.6%	4.9%	5.0%	7.1%	11.0%	9.9%	(0.01)	-9%
farm Price ($/bushel)	$6.43	$10.10	$9.97	$9.59	$11.30	$12.50	$14.40	$13.00	$10.10	$8.95	$9.47	$8.35-10.05	$8.35-10.05

Calculations:
Demand per day (incld expt)¹	8.4	8.4	8.3	9.2	9.0	8.6	8.5	9.5	10.6	10.8	11.5	11.9	11.9	—	0%
Carry-out days supply	68.0	24.5	16.5	16.4	23.9	19.6	16.6	9.7	18.1	18.2	26.1	40.1	36.3	(3.80)	-9%

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2017-18, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 6% of the global production, with approximately 56% of that being exported. For 2017-18, global consumption of 739.6 MMT is estimated to be slightly lower than production of 751.2 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2017.

On October 12, 2017, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2017-18. The exhibit below provides a summary of historical and current information for United States wheat production.

	U.S. Wheat Supply/Demand Balance
	Marketing Year June - May
	Million Bushels
											Oct. 12 Est. USDA	Sept 12 Est. USDA	Oct. 12 Est. USDA	Change from last month
Crop Year	06-07	07-08	08-09	09-10	10-11	11-12	12-13	13-14	14-15	15-16	16-17	17-18	17-18	Change	% Change
Planted Acres	57.3	60.5	63.2	59.2	53.6	54.4	55.3	56.2	56.8	55.0	50.1	45.7	46.0	0.30	0.7%
Harvested Acres	46.8	51.0	55.7	49.9	47.6	45.7	48.8	45.3	46.4	47.3	43.9	38.1	37.6	(0.50)	-1.3%
Difference	10.5	9.5	7.5	9.3	6.0	8.7	6.5	10.9	10.4	7.7	6.2	7.6	8.4	0.80	10.5%
Yield	38.6	40.2	44.9	44.5	46.3	43.7	46.2	47.1	43.7	43.6	52.7	45.6	46.3	0.70	1.5%

Beginning Stocks	571	456	306	657	976	862	743	718	590	752	976	1,184	1,181	(3.00)	-0.3%
Production	1,808	2,051	2,499	2,218	2,207	1,999	2,252	2,135	2,026	2,062	2,309	1,739	1,741	2.00	0.1%
Imports	122	113	127	119	97	112	123	173	151	113	118	150	150	—	0.0%
Total Supply	2,501	2,620	2,932	2,993	3,279	2,974	3,118	3,026	2,768	2,927	3,402	3,074	3,071	(3.00)	-0.1%

Food	938	948	927	919	926	941	951	955	958	957	949	950	950	—	0.0%
Seed	82	88	78	69	71	76	73	77	79	67	61	66	66	—	0.0%
Feed and residual	117	16	255	150	132	164	364	228	114	149	157	150	120	(30.00)	-20.0%
Exports	908	1,263	1,015	879	1,289	1,050	1,012	1,176	864	778	1,055	975	975	—	0.0%
Total Usage	2,045	2,315	2,275	2,018	2,417	2,231	2,400	2,436	2,015	1,951	2,222	2,141	2,111	(30.00)	-1.4%

Ending Stocks (Inventory)	456	305	657	976	862	743	718	590	752	976	1,181	933	960	27.00	2.9%

Stocks/Use Ratio	22.3%	13.2%	28.9%	48.4%	35.7%	33.3%	29.7%	24.2%	37.3%	50.0%	53.2%	43.6%	45.5%	0.02
farm Price ($/bushel)	$4.26	$6.48	$6.78	$4.87	$5.70	$7.24	$7.77	$6.87	$5.99	$4.89	$3.89	$4.30 - 4.90	$4.40 - 4.80

Calculations:
Demand per day (incld expt)¹	5.6	6.3	6.2	5.5	6.6	6.1	6.6	6.7	5.5	5.3	6.1	5.9	5.8	(0.08)	-1.4%
Carry-out days supply	81.4	48.1	105.4	176.5	130.2	121.6	108.6	88.4	136.2	182.6	194.0	159.1	166.0	6.93	4.4%

¹ in millions of bushels per day

Calculating the Net Asset Value

The NAV of each Fund is calculated by:

●	Taking the current market value of its total assets, and

●	Subtracting any liabilities.

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

The Funds, other than TAGS, will generally retain cash positions of approximately 95% of total net assets; this balance represents the total net assets less the initial margin requirements held by the FCM. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are rated in the highest short-term rating category by a nationally recognized statistical rating organization or deemed by the Sponsor to be of comparable quality; 2) held in cash equivalents with maturities of ninety days or less; or 3) held in a money-market fund which is deemed to be a cash equivalent under the most recent SEC definition.

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash and cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Commodity Interests. Most of the assets of the Funds are held in cash and/or cash equivalents that could or are used as margin or collateral for trading in Commodity Interests. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Commodity Interests change. Interest earned on interest-bearing assets of a Fund are paid to that Fund.

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

Management believes that as of September 30, 2017, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

The Securities and Exchange Commission made a final ruling on March 29, 2017 to adopt proposed amendments to the Settlement Cycle Rule (Rule 15c6-1(a)) under the Securities Exchange Act of 1934 to shorten the standard settlement cycle for most broker-dealer transactions from three business days after the trade date (T+3) to two business days after the trade date (T+2). The effective date of the adopted amendments was May 30, 2017 with a resulting implementation date of September 5, 2017. The amended rule prohibited broker-dealers from effecting or entering into a contract for the purchase or sale of a security (other than certain exempted securities) that provides for payment of funds and delivery of securities later than the second business day after the date of the contract, unless otherwise expressly agreed to by the parties at the time of the transaction. The products subject to the shortened settlement cycle include equities, corporate bonds, municipal bonds, unit investment trusts, and financial instruments comprised of these security types. Shortening the settlement cycle is expected to yield benefits for the industry and market participants including the further reduction of credit, market, and liquidity risk, and as a result a reduction in systemic risk, for U.S. market participants.

Management successfully completed all steps necessary to implement the rule on September 5, 2017.

Position Limits, Aggregation Limits, Price Fluctuation Limits

On December 16, 2016, the CFTC issued a final rule to amend part 150 of the CFTC’s regulations with respect to the policy for aggregation under the CFTC’s position limits regime for futures and option contracts on nine agricultural commodities (“the Aggregation Requirements”). This final rule addressed the circumstances under which market participants would be required to aggregate all their positions, for purposes of the position limits, of all positions in Reference Contracts of the 9 agricultural commodities held by a single entity and its affiliates, regardless of whether such positions exist on US futures exchanges, non-US futures exchanges, or in over-the-counter swaps. An affiliate of a market participant is defined as two or more persons acting pursuant to an express or implied agreement or understanding. The Aggregation Requirements became effective on February 14, 2017. On August 10, 2017, the CFTC issued a No-Action Relief Letter No. 17-37 to clarify several provisions under Regulation 150.4, regarding position aggregation filing requirements of market participants. The Sponsor does not anticipate that this order will have an impact on the ability of a Fund to meet its respective investment objectives.

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

Off Balance Sheet Financing

As of September 30, 2017, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2017 through September 30, 2017 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

Beginning on August 2, 2012 through September 30, 2017, TAGS has 50,002 shares currently outstanding; this represents the minimum number of shares and, thus, no shares can be redeemed until additional shares have been created. This situation has generated a situation, at times, in which the spread between bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range. The situation does not affect the actual NAV of the Fund.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of September 30, 2017. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	September 30, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of September 30, 2017	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
CBOT Corn Futures MAR18	1,281	$3.6775	$23,554,388	$21,198,949	$20,021,229	$18,843,510	$25,909,826	$27,087,546	$28,265,265
CBOT Corn Futures MAY18	1,073	$3.7625	$20,185,813	$18,167,231	$17,157,941	$16,148,650	$22,204,394	$23,213,684	$24,222,975
CBOT Corn Futures DEC18	1,183	$3.9950	$23,630,425	$21,267,383	$20,085,861	$18,904,340	$25,993,468	$27,174,989	$28,356,510
Total CBOT Corn Futures			$67,370,626	$60,633,563	$57,265,031	$53,896,500	$74,107,688	$77,476,219	$80,844,750

Shares outstanding			3,825,004	3,825,004	3,825,004	3,825,004	3,825,004	3,825,004	3,825,004

Net Asset Value per Share attributable directly to
CBOT Corn Futures			$17.61	$15.85	$14.97	$14.09	$19.37	$20.26	$21.14
Total Net Asset Value per Share as reported			$17.60
Change in the Net Asset Value per Share				$(1.76)	$(2.64)	$(3.52)	$1.76	$2.64	$3.52

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

SOYB:

	September 30, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of September 30, 2017	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
CBOT Soybean Futures JAN18	144	$9.7850	$7,045,200	$6,340,680	$5,988,420	$5,636,160	$7,749,720	$8,101,980	$8,454,240
CBOT Soybean Futures MAR18	123	$9.8775	$6,074,663	$5,467,196	$5,163,463	$4,859,730	$6,682,129	$6,985,862	$7,289,595
CBOT Soybean Futures NOV18	143	$9.8625	$7,051,688	$6,346,519	$5,993,934	$5,641,350	$7,756,856	$8,109,441	$8,462,025
Total CBOT Soybean Futures			$20,171,551	$18,154,395	$17,145,818	$16,137,240	$22,188,705	$23,197,283	$24,205,860

Shares outstanding			1,100,004	1,100,004	1,100,004	1,100,004	1,100,004	1,100,004	1,100,004

Net Asset Value per Share attributable directly to
CBOT Soybean Futures			$18.34	$16.50	$15.59	$14.67	$20.17	$21.09	$22.01
Total Net Asset Value per Share as reported			$18.33
Change in the Net Asset Value per Share				$(1.83)	$(2.75)	$(3.67)	$1.83	$2.75	$3.67

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

CANE:

	September 30, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of September 30, 2017	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
ICE #11 Sugar Futures MAY18	145	$0.1422	$2,309,328	$2,078,395	$1,962,929	$1,847,462	$2,540,261	$2,655,727	$2,771,194
ICE #11 Sugar Futures JUL18	122	$0.1439	$1,966,250	$1,769,625	$1,671,312	$1,573,000	$2,162,875	$2,261,187	$2,359,500
ICE #11 Sugar Futures MAR19	135	$0.1531	$2,314,872	$2,083,385	$1,967,641	$1,851,898	$2,546,359	$2,662,103	$2,777,846
Total ICE #11 Sugar Futures			$6,590,450	$5,931,405	$5,601,882	$5,272,360	$7,249,495	$7,579,017	$7,908,540

Shares outstanding			700,004	700,004	700,004	700,004	700,004	700,004	700,004

Net Asset Value per Share attributable directly to ICE
#11 Sugar Futures			$9.41	$8.47	$8.00	$7.53	$10.36	$10.83	$11.30
Total Net Asset Value per Share as reported			$9.43
Change in the Net Asset Value per Share				$(0.94)	$(1.41)	$(1.88)	$0.94	$1.41	$1.88

Percent Change in the Net Asset Value per Share				-9.98%	-14.98%	-19.97%	9.98%	14.98%	19.97%

WEAT:

	September 30, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of		Notional	Notional	Notional	Notional	Notional	Notional	Notional
Holdings as of September 30, 2017	Contracts Held	Closing Price	Amount	Amount	Amount	Amount	Amount	Amount	Amount
CBOT Wheat Futures MAR18	1,016	$4.6650	$23,698,200	$21,328,380	$20,143,470	$18,958,560	$26,068,020	$27,252,930	$28,437,840
CBOT Wheat Futures MAY18	848	$4.7925	$20,320,200	$18,288,180	$17,272,170	$16,256,160	$22,352,220	$23,368,230	$24,384,240
CBOT Wheat Futures DEC18	908	$5.2450	$23,812,300	$21,431,070	$20,240,455	$19,049,840	$26,193,530	$27,384,145	$28,574,760
Total CBOT Wheat Futures			$67,830,700	$61,047,630	$57,656,095	$54,264,560	$74,613,770	$78,005,305	$81,396,840

Shares outstanding			10,325,004	10,325,004	10,325,004	10,325,004	10,325,004	10,325,004	10,325,004

Net Asset Value per Share attributable directly to
CBOT Wheat Futures			$6.57	$5.91	$5.58	$5.26	$7.23	$7.55	$7.88
Total Net Asset Value per Share as reported			$6.57
Change in the Net Asset Value per Share				$(0.66)	$(0.99)	$(1.31)	$0.66	$0.99	$1.31

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:
	September 30, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
	Number of
Holdings as of September 30, 2017	Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	16,808	$17.6020	$295,854	$266,269	$251,476	$236,684	$325,440	$340,233	$355,025
Teucrium Soybean Fund	16,331	$18.3339	$299,411	$269,470	$254,499	$239,529	$329,352	$344,323	$359,293
Teucrium Sugar Fund	29,524	$9.4297	$278,403	$250,563	$236,643	$222,723	$306,244	$320,164	$334,084
Teucrium Wheat Fund	45,937	$6.5677	$301,700	$271,530	$256,445	$241,360	$331,870	$346,955	$362,041
Total value of shares of the Underlying Funds			$1,175,368	$1,057,832	$999,064	$940,295	$1,292,906	$1,351,675	$1,410,443

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to
shares of the Underlying Funds			$23.51	$21.16	$19.98	$18.81	$25.86	$27.03	$28.21
Total Net Asset Value per Share as reported			$23.53
Change in the Net Asset Value per Share				$(2.35)	$(3.53)	$(4.70)	$2.35	$3.53	$4.70

Percent Change in the Net Asset Value per Share				-9.99%	-14.99%	-19.98%	9.99%	14.99%	19.98%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 16, 2017. On October 2, 2017, supplements to the Registration Statements for CORN and WEAT were filed with the SEC.

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

The Intraday Indicative Value (“IIV”) and the Benchmark for each Fund are calculated and disseminated by the NYSE Arca under an agreement between the Sponsor and the NYSE Arca. Additionally, information may be calculated and disseminated under similar agreements between the Sponsor and other third-party entities. Although reasonable efforts are taken to ensure the accuracy of the information disseminated under this agreement, there may, from time to time, be recalculations of previously released information.

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

There is Credit Risk Associated with the Operation of the Funds, Service Providers and Counter-Parties Which May Cause an Investment Loss

For all of the Funds except for TAGS, the majority of each Fund’s assets are held in cash and short-term cash equivalents with the Custodian or with one or more alternate financial institutions unrelated to the Custodian (each, a “Financial Institution”). Any cash or cash equivalents invested by a Fund will be placed by the Sponsor in a Financial Institution rated by a nationally recognized statistical rating organization and will be deemed by the Sponsor to be of investment quality.

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

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013 and a third (File No. 333-210010) was declared effective on April 29, 2016. From June 9, 2010 (the commencement of operations) through September 30, 2017, 15,575,000 Shares of the Fund were sold at an aggregate offering price of $479,941,161. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through September 30, 2017 in an amount equal to $803,207, resulting in net offering proceeds of $479,137,954. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014 and a third (File No. 333-217247) was declared effective on May 1, 2017. From September 19, 2011 (the commencement of the offering) through September 30, 2017, 2,625,000 Shares of the Fund were sold at an aggregate offering price of $55,558,509. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2017 in an amount equal to $81,014, resulting in net offering proceeds of $55,477,495. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014 and a third (File No. 333-217248) was declared effective on May 1, 2017. From September 19, 2011 (the commencement of the offering) through September 30, 2017, 1,850,000 Shares of the Fund were sold at an aggregate offering price of $24,787,661. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2017 in an amount equal to $36,556, resulting in net offering proceeds of $24,751,105. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-212481) which registered a total of 25,350,000 shares was declared effective on July 15, 2016. From September 19, 2011 (the commencement of the offering) through September 30, 2017, 16,300,000 Shares of the Fund were sold at an aggregate offering price of $152,653,378. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2017 in an amount equal to $195,602, resulting in net offering proceeds of $152,457,776. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. From March 28, 2012 (the commencement of the offering) through September 30, 2017, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2017 in an amount equal to $8,605, resulting in net offering proceeds of $17,697,973. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2017	150,000	$19.42	N/A	N/A
August 1 to August 31, 2017	50,000	$18.22	N/A	N/A
September 1 to September 30, 2017	50,000	$17.35	N/A	N/A
Total	250,000	$18.77

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2017	—	$—	N/A	N/A
August 1 to August 31, 2017	125,000	$18.17	N/A	N/A
September 1 to September 30, 2017	—	$—	N/A	N/A
Total	125,000	$18.17

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2017	1,925,000	$8.06	N/A	N/A
August 1 to August 31, 2017	125,000	$7.18	N/A	N/A
September 1 to September 30, 2017	75,000	$6.66	N/A	N/A
Total	2,125,000	$7.96

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2017	100,000	$9.79	N/A	N/A
August 1 to August 31, 2017	100,000	$9.49	N/A	N/A
September 1 to September 30, 2017	75,000	$9.80	N/A	N/A
Total	275,000	$9.68

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

Date: November 9, 2017