Form 10-K
period 2017-12-31
Teucrium Commodity Trust
filed 2018-03-16
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-34765

Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 Christina Landing Drive, Unit 2004
Wilmington, DE 19801
(Address of principal executive offices) (Zip code)

(302) 543-5977
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒  No

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2017 are included in the table below:

	Aggregate Market Value of Each Funds’ Shares Held	Total Number of Outstanding
	by Non-Affiliates as of June 30, 2017	Shares as of March 14, 2018

Teucrium Corn Fund	$66,675,076	4,025,004

Teucrium Sugar Fund	8,185,539	925,004

Teucrium Soybean Fund	11,732,572	850,004

Teucrium Wheat Fund	77,517,031	10,775,004

Teucrium Agricultural Fund	$1,240,050	50,002

Total	$165,350,268

Statement Regarding Forward-Looking Statements

This filing includes “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,”“estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this filing that address activities, events or developments that will or may occur in the future, including such matters as movements in the commodities markets and indexes that track such movements, operations of the Funds, the Sponsor’s plans and references to the future success of a Fund or the Funds and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussedin this annual report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this filing are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the operations of the Funds or the value of the Shares of the Funds.

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

The Sponsor

Teucrium Trading, LLC is the sponsor of the Trust and each of the series of the Trust. The Sponsor is a Delaware limited liability company, formed on July 28, 2009. The principal office is located at 115 Christina Landing Drive, Unit 2004, Wilmington, DE 19801. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and became a member of the National Futures Association (“NFA”) on November 10, 2009. Teucrium Trading, LLC registered as a Commodity Trading Advisor (“CTA”) with the NFA effective September 8, 2017. The Trust and the Funds operate pursuant to the Trust Agreement.

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

The Sponsor operates the Funds with the intent to never hold a Benchmark Component Futures Contract once it becomes the next-to-expire contract (commonly called the “spot” contract). Accordingly, the positions of each Fund in its Specified Commodity Interests are changed or “rolled” on a regular basis in order to track the changing nature of the Benchmark. Using CORN as an example, five times a year (on the dates on which certain Corn Futures Contracts expire), a particular Corn Futures Contract will no longer be a Benchmark Component Futures Contract, and the Corn Fund’s investments will have to be changed accordingly. Corn Futures Contracts traded on the CBOT expire on a specified day in the following five months: March, May, July, September, and December. Therefore, in terms of the Benchmark, in June of a given year the next-to-expire or “spot month” Corn Futures Contract will expire in July of that year, and the Benchmark Component Futures Contracts will be the contracts expiring in September of that year (the second-to-expire contract), December of that year (the third-to-expire contract), and December of the following year. As another example using CORN, in November of agiven year the Benchmark Component Futures Contracts will be the contracts expiring in March, May and December of the following year. The Teucrium Corn Fund is designed to roll or replace its contracts five times per year but will always hold a December Corn Futures Contract as an “anchor” month. The Sponsor will determine if the investments of a Fund will be “rolled” in one day or over a period of several days, in order that any trading does not signal unwanted market movements and to make it more difficult for third parties to profit by trading ahead based on such expected market movements. Such “roll” periods are posted to the website for each Fund well in advance of the “roll” date.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the December 31, 2017, Benchmark Component Futures Contracts weights for each of the Funds. The contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Corn Futures (1,265 contracts, MAY18)	$22,706,750	35%
CBOT Corn Futures (1,060 contracts, JUL18)	19,464,250	30
CBOT Corn Futures (1,184 contracts, DEC18)	22,732,800	35

Total at December 31, 2017	$64,903,800	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Soybean Futures (75 contracts, MAR18)	$3,606,563	35%
CBOT Soybean Futures (63 contracts, MAY18)	3,064,950	30
CBOT Soybean Futures (74 contracts, NOV18)	3,610,275	35

Total at December 31, 2017	$10,281,788	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)
ICE Sugar Futures (133 contracts, MAY18)	$2,237,379	35%
ICE Sugar Futures (114 contracts, JUL18)	1,920,307	30
ICE Sugar Futures (126 contracts, MAR19)	2,214,173	35

Total at December 31, 2017	$6,371,859	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)
CBOT Wheat Futures (976 contracts, MAY18)	$21,484,200	35%
CBOT Wheat Futures (813 contracts, JUL18)	18,424,613	30
CBOT Wheat Futures (893 contracts, DEC18)	21,521,300	35

Total at December 31, 2017	$61,430,113	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund	$287,376	25%
Shares of Teucrium Soybean Fund	273,664	25
Shares of Teucrium Wheat Fund	286,031	25
Shares of Teucrium Sugar Fund	289,049	25

Total at December 31, 2017	$1,136,120	100%

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

The Funds earn interest and other income (“interest income”) from cash equivalents that it purchases and on the cash, it holds through the Custodian or other financial institution. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be deemed by the Sponsor to be of investment grade quality. At the end of the year, available cash balances in each of the Funds were invested in the Fidelity Institutional Money Market Funds – Government Portfolio, in the Blackrock FedFund Money Market – Institutional Class, and in demand deposits at Rabobank, N.A. Effective October 3, 2017, CORN and WEAT purchased commercial paper with maturities of ninety days or less as described in the prospectus supplements filed with the SEC on October 2, 2017.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2017-18, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 36% of all the corn globally, of which about 13% will be exported. For 2017-2018, based on the January 2018 USDA reports, global consumption of 1,067 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,045 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 216 MMT is approximately 11% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 446% from crop year 1960/1961 to 2017/2018 as demonstrated by the graph below and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 82.5 million people in the 2017-18 timeframe and reach 9.4 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of bio-fuels, including ethanol in the United States. Based on USDA estimates as of October 12, 2017, for each person added to the population, there needs to be an additional 5.6 bushels of corn, 1.7 bushels of soybeans and 3.7 bushels of wheat produced.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2017.

On January 12, 2018, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2017-18. The exhibit below provides a summary of historical and current information for United States corn production.

Standard Corn Futures Contracts trade on the CBOT in units of 5,000 bushels, although 1,000 bushels “mini-corn” Corn Futures Contracts also trade. Three grades of corn are deliverable under CBOT Corn Futures Contracts: Number 1 yellow, which may be delivered at 1.5 cents over the contract price; Number 2 yellow, which may be delivered at the contract price; and Number 3 yellow, which may be delivered at 1.5 cents under the contract price for all contract months prior to March 2019 or may be delivered between 2 and 4 cents per bushel under the contract price for all contract months commencing with March 2019 and beyond. There are five months each year in which CBOT Corn Futures Contracts expire: March, May, July, September and December.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2017-18, the United States will produce approximately 120 MMT of soybeans or approximately 34% of estimated world production, with Brazil production at 110 MMT. Argentina is projected to produce about 56 MMT. For 2017-18, based on the January 2018 USDA report, global consumption of 344 MMT is estimated slightly lower than global production of 349 MMT. If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2017.

On January 12, 2018, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2017-18. The exhibit below provides a summary of historical and current information for United States soybean production.

The Sugar Market

Sugarcane accounts for about 80% of the world’s sugar production, while sugar beets account for the remainder of the world’s sugar production.  Sugar manufacturers use sugar beets and sugarcane as the raw material from which refined sugar (sucrose) for industrial and consumer use is produced.  Sugar is produced in various forms, including granulated, powdered, liquid, brown, and molasses.  The food industry (in particular, producers of baked goods, beverages, cereal, confections, and dairy products) uses sugar and sugarcane molasses to make sugar-containing food products.  Sugar beet pulp and molasses products are used as animal feed ingredients.  Ethanol is an important by-product of sugarcane processing.  Additionally, the material that is left over after sugarcane is processed is used to manufacture paper, cardboard, and “environmentally friendly” eating utensils.

The Sugar No. 11 Futures Contract is the world benchmark contract for raw sugar trading.  This contract prices the physical delivery of raw cane sugar, delivered to the receiver’s vessel at a specified port within the country of origin of the sugar.  Sugar No. 11 Futures Contracts trade on ICE Futures US and the NYMEX in units of 112,000 pounds.

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge.  The USDA’s November 2017 report forecasts that Brazil, with estimated record production of 40.2 million metric tons, will continue to be the leading producer of sugarcane worldwide. Brazil’s production, which outpaces the other principal global producers, namely India, Thailand and China, equates to approximately 22% of the world’s supply. The principal producers of sugar beets, as forecasted by the USDA for 2018, include the European Union, the United States, and Russia.

World estimated raw sugar production is record 185 million metric tons, up from the USDA’s initial forecast in May 2017. The USDA’s November 2017 report estimates that record global consumption of 174 million metric tons will still be below production. Because of record production this year, ending stocks are projected to rise 5% to 40.8 million metric tons. Unlike the previous two years in which demand exceeded supply, the most current period may see the global supply for sugar exceed demand. In the past, this situation has, generally, resulted in price decrease. However, if the global demand of sugar exceeds global supply, prices will generally increase.

The USDA, in its November 2017 report highlights, in the graph immediately below, the fact that sugar prices have fallen in response to record production. The second graph shows the increased exports out of the European Union as a result of regulatory changes.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2017-18, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 6% of the global production, with approximately 56% of that being exported. For 2017-18, based on the January 2018 USDA report, global consumption of 742 MMT is estimated to be slightly lower than production of 757 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

If the futures market is in a state of backwardation (i.e., when the price of wheat in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing wheat prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing wheat prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value ofa contract will fall as it approaches expiration. Historically, the wheat futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the wheat market and the wheat harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Fund; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Fund.

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to November 2017.

On January 12, 2018, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2017-18. The exhibit below provides a summary of historical and current information for United States wheat production.

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

The Sponsor’s Operations

The Sponsor established the Trust and caused the Trust to establish the first series, the Corn Fund, which commenced offering its Shares to the public on June 9, 2010. Three additional series, namely the Sugar Fund, the Soybean Fund and the Wheat Fund, commenced offering of shares in September 2011 and the Teucrium Agricultural Fund commenced operation on March 28, 2012. Aside from establishing these series, operating those series that have commenced offering their shares and obtaining capital from a small number of outside investors in order to engage in these activities, the Sponsor did not engage in any business activity.

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

The Sponsor maintains websites on behalf of each of the Funds. The total portfolio composition of each Fund is disclosed on the Fund’s website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Commodity Futures Contract held and those that are pending, and the amount of cash and cash equivalents held in the Fund’s portfolio. Each Fund’s website also includes the NAV, the 4 p.m. Bid/Ask Midpoint as reported by the NYSE Arca, the last trade price as reported by the NYSE Arca, the shares outstanding, the shares available for issuance, and the shares created or redeemed on that day. The prospectus, Monthly Statement of Account, Quarterly Performance of the Midpoint versus the NAV, and the Roll Dates, as well as Form 10-Qs, Form 10-Ks, and other SEC filings for that Fund, are also posted on the website. Each Fund’s website is publicly accessible at no charge. The website for CORN is www.teucriumcornfund.com; for CANE is www.teucriumcanefund.com; for SOYB is www.teucriumsoybfund.com; for WEAT is www.teucriumweatfund.com; and for TAGS is www.teucriumtagsfund.com. The website address for the Sponsor is www.teucrium.com.

The Sponsor receives a fee as compensation for services performed under the Trust Agreement, except in the case of TAGS where there is no such fee. The Sponsor’s fees accrue daily and are paid monthly at an annual rate of 1.00% of the average daily net assets of each Fund. In addition, each Fund is also generally responsible for other ongoing fees, costs and expenses of its operations, including brokerage fees and SEC registration fees, and legal, printing, accounting, custodial, administration and transfer agency costs, although the Sponsor has borne or will bear the costs and expensesrelated to the initial offer and sale of Shares. The Funds will generally bear the costs and expenses associated with filing a new registration statement for each Fund every three years, unless the Sponsor waives all or part of such costs and expenses. The Sponsor may choose to waive, for a period of time and at its discretion, the collection of the Sponsor Fee or certain other fees for any of the Funds. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations.

A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the period ended December 31, such expenses, which are primarily included as distribution and marketing fees, totaled $2,196,388 in 2017, $1,825,552 in 2016, and $1,601,237 in 2015; of these amounts, $453,736 in 2017, $457,658 in 2016, and $138,262 in 2015 were waived by the Sponsor.

All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has an information technology plan (the “IT Plan”) in place which is part of the internal controls of the Trust and the Funds. The IT Plan is tested by both the management of the Sponsor and by the independent external auditor as a part of their internal control audit over the financial reporting of the Trust and the Funds. The IT Plan also takes reasonable care to look beyond the security and controls developed and implemented for the Trust and the Funds directly to the platforms and controls in place for the key service providers. Such review of the IT plans of key service providers is part of the Sponsor’s disaster recovery and business continuity planning. The Sponsor provides regular training to all employees of the Sponsor regarding cybersecurity topics, in addition to real-time dissemination of information regarding cybersecurity matters as needed. The IT plan is reviewed and updated as needed, but at a minimum on an annual basis.

Ownership or “membership” interests in the Sponsor are owned by persons referred to as “members.” The Sponsor currently has three voting or “Class A” members – Mr. Sal Gilbertie, Mr. Dale Riker and Mr. Carl N. Miller III – and a small number of non-voting or “Class B” members who have provided working capital to the Sponsor. Messrs. Gilbertie and Riker each currently own 50% of the Sponsor’s Class A membership interests.

Management of the Sponsor

In general, under the Sponsor’s Amended and Restated Limited Liability Company Operating Agreement, as amended from time to time, the Sponsor (and as a result the Trust and each Fund) is managed by the officers of the Sponsor.  The Chief Executive Officer of the Sponsor is responsible for the overall strategic direction of the Sponsor and will have general control of its business. The Chief Investment Officer and President of the Sponsor is primarily responsible for new investment product development with respect to the Funds. The Chief Operating Officer has assumed primary responsibility for trade operations, trade execution, and portfolio activities with respect to the Fund. The Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer acts as the Sponsor’s principal financial and accounting officer, which position includes the functions previously performed by the Treasurer of the Sponsor and administers the Sponsor’s regulatory compliance programs. Furthermore, certain fundamental actions regarding the Sponsor, such as the removal of officers, the addition or substitution of members, or the incurrence of liabilities other than those incurred in the ordinary course of business and de minimis liabilities, may not be taken without the affirmative vote of a majority of the Class A members (which is generally defined as the affirmative vote of Mr. Gilbertie and one of the other two Class A members).  The Sponsor has no board of directors, and the Trust has no board of directors or officers.

The Officers of the Sponsor, two of whom are also Class A members of the Sponsor, are the following:

Sal Gilbertie has been the President of the Sponsor since its inception and its Chief Investment Officer since September 2011, was approved by the NFA as a principal of the Sponsor on September 23, 2009 and was registered as an associated person of the Sponsor on November 10, 2009.  He maintains his main business office at 65 Adams Road, Easton, Connecticut 06612.  Effective July 16, 2012, Mr. Gilbertie was registered with the NFA as the Branch Manager for this location.  Since October 18, 2010, Mr. Gilbertie has been an associated person of the Distributor under the terms of the Securities Activities and Services Agreement (“SASA”) between the Sponsor and the Distributor.  Additional information regarding the SASA can be found in the section of this disclosure document entitled “Plan of Distribution.”  From October 2005 until December 2009, Mr. Gilbertie was employed by Newedge USA, LLC, an FCM and broker-dealer registered with the CFTC and the SEC, where he headed the Renewable Fuels/Energy Derivatives OTC Execution Desk and was an active futures contract and over-the-counter derivatives trader and market maker in multiple classes of commodities.  (Between January 2008 and October 2008, he also held a comparable position with Newedge Financial, Inc., an FCM and an affiliate of Newedge USA, LLC.)  From October 1998 until October 2005, Mr. Gilbertie was principal and co-founder of Cambial Asset Management, LLC, an adviser to two private funds that focused on equity options, and Cambial Financing Dynamics, a private boutique investment bank.  While at Cambial Asset Management, LLC and Cambial Financing Dynamics, Mr. Gilbertie served as principal and managed the day-to-day activities of the business and the portfolio of both companies.  Mr. Gilbertie is 57 years old.

Dale Riker has been the Secretary of the Sponsor since January 2010, and its Chief Executive Officer since September 2011, was approved by the NFA as a principal of the Sponsor on October 29, 2009 and was registered as an associated person of the Sponsor on February 17, 2010.  He maintains his main business office at 115 Christina Landing Drive, Unit 2004, Wilmington, DE 19801 and is responsible for the overall strategic direction of the Sponsor and has general control of its business.  Mr. Riker was Treasurer of the Sponsor from its inception until September 2011.  From February 2005 to December 2012, Mr. Riker was the President of Cambial Emerging Markets LLC, a consulting company specializing in emerging market equity investment.  As President of Cambial Emerging Markets LLC, Mr. Riker had responsibility for business strategy, planning and operations.  From July 1996 to February 2005, Mr. Riker was a private investor.  Mr. Riker is married to the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of the Sponsor, Barbara Riker. Mr. Riker is 60 years old.

Barbara Riker began working for the Sponsor in July 2010 providing accounting and compliance support. She has been the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer for Teucrium since September 2011, was approved by the NFA as a principal of the Sponsor on October 19, 2011, and has a background in finance, accounting, investor relations, corporate communications and operations.  She maintains her main business office at 115 Christina Landing Drive, Unit 2004, Wilmington, DE 19801.  From September 1980 to February 1993, Ms. Riker worked in various financial capacities for Pacific Telesis Group, the California-based Regional Bell Operating Company, and its predecessors.  In February 1993, with the spin-off of AirTouch Communications from Pacific Telesis Group, Ms. Riker was selected to lead the Investor Relations team for the global mobile phone operator.  In her capacity as Executive Director – Investor Relations and Corporate Communications from February 1993 to June 1995, AirTouch completed its initial public offering and was launched as an independent publicly-traded company. In June 1995, she was named Chief Financial Officer of AirTouch International and, in addition to her other duties, served on the board of several of the firm’s joint ventures, both private and public, across Europe.  In June 1997, Ms. Riker moved into an operations capacity as the District General Manager for AirTouch Paging’s San Francisco operations.  In February 1998 she was named Vice President and General Manager of AirTouch Cellular for Arizona and New Mexico.  Ms. Riker retired in July 1999, coincident with the purchase of AirTouch by Vodafone PLC and remained retired until she began working for the Sponsor.  Ms. Riker graduated with a Bachelor of Science in Business Administration from Cal State – East Bay in 1980.   Ms. Riker is married to the Chief Executive Officer of the Sponsor, Dale Riker. Ms. Riker is 59 years old.

Steve Kahler, Chief Operating Officer, began working for the Sponsor in November 2011 as Managing Director in the trading division. He became the Chief Operating Officer on May 24, 2012 and has primary responsibility for the Trade Operations for the Funds. He maintains his main business office at 13520 Excelsior Blvd., Minnetonka, MN 55345. Mr. Kahler was registered as an Associated Person of the Sponsor on November 25, 2011, approved as a Branch Manager of the Sponsor on March 16, 2012 and approved by the NFA as a Principal of the Sponsor on May 16, 2012. Since January 18, 2012, Mr. Kahler has been an associated person of the Distributor under the terms of the SASA between the Sponsor and the Distributor.  Additional information regarding the SASA can be found in the section of this disclosure document entitled “Plan of Distribution.” Prior to his employment with the Sponsor, Mr. Kahler worked for Cargill Inc., an international producer and marketer of food, agricultural, financial and industrial products and services, from April 2006 until November 2011 in the Energy Division as Senior Petroleum Trader. In October 2006 and while employed at Cargill Inc., Mr. Kahler was approved as an Associated Person of Cargill Commodity Services Inc., a commodity trading affiliate of Cargill Inc. from September 13, 2006 to November 9, 2011. Mr. Kahler graduated from the University of Minnesota with a Bachelors of Agricultural Business Administration in 1992 and is 50 years old. Mr. Kahler is primarily responsible for making trading and investment decisions for the Fund and other Teucrium Funds, and for directing Fund and other Teucrium Fund trades for execution.

Messrs. Gilbertie, Riker, and Kahler and Ms. Riker are individual “principals,” as that term is defined in CFTC Rule 3.1, of the Sponsor. These individuals are principals due to their positions and/or due to their ownership interests in the Sponsor. Beneficial ownership interests of the principals, if any, are shown under the section entitled “Security Ownership of Principal Shareholders and Management” below and any of the principals may acquire beneficial interests in the Fund in the future. In addition, each of the three Class A members of the Sponsor are registered with the CFTC as associated persons of the Sponsor and are NFA associate members. GFI Group LLC is a principal for the Sponsor under CFTC Rules due to its ownership of certain non-voting securities of the Sponsor.

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

The Custodian is located at 1555 North RiverCenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”) is 615 E. Michigan Street, Milwaukee, WI 53202.

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

ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  There has been no material civil, administrative, or criminal proceedings pending, on appeal, or concluded against E D & F Man Capital Markets Inc. or its principals in the past five (5) years. For a list of concluded actions, please go to http://www.nfa.futures.org/basicnet/welcome.aspx. This link will take you to the Welcome Page of the NFA’s Background Affiliation Status Information Center (“BASIC”). At this page, there is a box where you can enter the NFA ID of ED&F Man Capital Markets Inc. (0002613) and then click “Go”. You will be transferred to the NFA’s information specific to ED&F Man Capital Markets Inc. Under the heading “Regulatory Actions”, click “details” and you will be directed to the full list of regulatory actions brought by the CFTC and exchanges.

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

For each of the contractual agreements discussed above, the expense recognized in 2017 by the Trust and each Fund is detailed in the notes to the financial statements included in Part II of this filing.

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

Each Authorized Purchaser will be required to be registered as a broker-dealer under the 1934 Act and a member in good standing with FINRA or be exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires.  Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations.  Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Purchaser Agreement, the Sponsor has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

Minimum Number of Shares

There are a minimum number of baskets and associated shares specified for each Fund in the Fund’s respective prospectus as amended from time to time. Once the minimum number of baskets is reached, there can be no more redemptions until there has been a creation basket. As of December 31, 2017, these minimum levels are as follows:

CORN: 50,000 shares representing 2 baskets (3,875,004 shares outstanding as of December 31, 2017; 4,025,004 shares outstanding as of March 14, 2018)
SOYB: 50,000 shares representing 2 baskets (575,004 shares outstanding as of December 31, 2017; 850,004 shares outstanding as of March 14, 2018)
CANE: 50,000 shares representing 2 baskets (650,004 shares outstanding as of December 31, 2017; 925,004 shares outstanding as of March 14, 2018)
WEAT: 50,000 shares representing 2 baskets (10,250,004 shares outstanding as of December 31, 2017; 10,775,004 shares outstanding as of March 14, 2018)
TAGS: 50,000 shares representing 2 baskets (50,002 shares outstanding as of December 31, 2017; 50,002 shares outstanding as of March 14, 2018)

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

The Flow of Shares

Primary Market
Fund
Through the Custodian, acting in its capacity as transfer agent, the Authorized Purchaser will place an order for a Creation Basket and in turn deposit Treasuries and/or cash with the Fund
The Fund will create the require number of Shares and deliver them to the Authorized Purchaser
Authorized Purchaser
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

Creation and Redemption Transaction Fees

To compensate the Sponsor for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to the Sponsor. The fees for all Funds as of December 31, 2017 are a flat $250 per creation or redemption order.

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

●
Use its best efforts to maintain the status of the Trust as a statutory trust for state law purposes and each Fund as a partnership for U.S. federal income tax purposes;

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

In addition, considerable regulatory attention has been focused on non-traditional publicly distributed investment pools such as the Funds.  Furthermore, various national governments have expressed concern regarding the disruptive effects of speculative trading in certain commodity markets and the need to regulate the derivatives markets in general.  The effect of any future regulatory change on the Funds is impossible to predict, but could be substantial and adverse.

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

The Dodd-Frank Act was intended to reduce systemic risks that may have contributed to the 2008/2009 financial crisis. Since the first draft of what became the Dodd-Frank Act, opponents have criticized the broad scope of the legislation and, in particular, the regulations implemented by federal agencies as a result. Since 2010, and most notably in 2015 and 2016, Republicans have proposed comprehensive legislation both in the House and the Senate of the US Congress. These bills are intended to pare back some of the provisions of the Dodd-Frank Act of 2010 that critics view as overly broad, unnecessary to the stability ofthe U.S. financial system, and inhibiting the growth of the U.S. economy. Further, during the campaign and after taking office, President Donald J. Trump has promised and issued several executive orders intended to relieve the financial burden created by the Dodd-Frank Act, although these executive orders only set forth several general principles to be followed by the federal agencies and do not mandate the wholesale repeal of the Dodd-Frank Act. The scope of the effect that passage of new financial reformlegislation could have on U.S. securities, derivatives and commodities markets is not clear at this time because each federal regulatory agency would have to promulgate new regulations to implement such legislation. Nevertheless, regulatory reform may have a significant impact on U.S.-regulated entities.

Management believes that as of December 31, 2017, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

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

The Proposed Position Limit Rules were a reproposal and the CFTC has requested comments from the public. It remains to be seen whether the Proposed Position Limit Rules will become effective as the CFTC has proposed, as comments could result in modifications to the proposed limits or implementation could be delayed for other reasons. In general, the Proposed Position Limit Rulesdo not appear to have a substantial or adverse effect on the Funds. However, if the total net assets of a Fund were to increase significantly from current levels, the Position Limit Rules as proposed could negatively impact the ability of a Fund to meet its respective investment objectives through limits that may inhibit the Sponsor’s ability to sell additional Creation Baskets of the Fund. However, it is not expected that any Fund will reach asset levels that would cause these position limits to be reached in the near future.

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

Margin for OTC Uncleared Swaps

During 2015 and 2016, the CFTC and the US bank prudential regulators completed their rulemakings under the Dodd-Frank Act on margin for uncleared over-the-counter swaps (and option agreements that qualify as swaps). Margin requirements went into effect for the largest swap entities in September 2016 and went into effect for small financial entities in March 2017. Under these regulations, swap dealers (such as sell-side counterparties to swaps), major swap participants, and financial end users (such as buy-side counterparties to swaps who are not physical traders) are required in most instances, to post and collect initial and variation margin, depending on the regulatory classification of their counterparty. European and Asian regulators are also implementing similar regulations, which were scheduled to become effective on the same dates as the US-promulgated rules. As a result of these requirements, additional capital will be required to be committed to the margin accounts to support transactions involving uncleared over-the-counter swaps and, consequently, these transactions may become more expensive. While the Funds currently do not generally engage in uncleared over the counter swaps, to the extent they do so in the future, the additional margin required to be posted could adversely impact the profitability (if any) to the Funds from entering into these transactions.

Books and Records

The Trust keeps its books of record and account at its office located at 115 Christina Landing Drive, Unit 2004, Wilmington, DE 19801, or at the offices of USBFS, the Administrator, located at 615 East Michigan Street, Milwaukee, Wisconsin 53202, or such office, including of an administrative agent, as it may subsequently designate upon notice.  The books of account of the Fund are open to inspection by any Shareholder (or any duly constituted designee of a Shareholder) at all times during the usual business hours of the Fund upon reasonable advance notice to the extent such access is required under CFTC rules and regulations.  In addition, the Trust keeps a copy of the Trust Agreement on file in its office which will be available for inspection by any Shareholder at all times during its usual business hours upon reasonable advance notice.

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

CFTC Reports

The Sponsor makes available, free of charge, on the website for each Fund, the monthly statements of account required to be filed pursuant to Rule 4.22(h) under the Commodity Exchange Act.

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

Only an Authorized Purchaser may engage in creation or redemption transactions directly with the Funds. The Funds have a limited number of institutions that act as Authorized Purchasers. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to the Funds and no other Authorized Purchaser is able to step forward to create or redeem Creation Units, Fund sharesmay trade at a discount to NAV and possibly face trading halts and/or delisting. In addition, a decision by a market maker or lead market maker to step away from activities for a Fund, particularly in times of market stress, could adversely affect liquidity, the spread between the bid and ask quotes for the Fund’s Shares, and potentially the price of the Shares. The Sponsor can make no guarantees that participation by Authorized Purchasers or market makers will continue.

An investment in a Fund faces numerous risks from its shares being traded in the secondary market, any of which may lead to the Fund’s shares trading at a premium or discount to NAV. Although Fund shares are listed for trading on the NYSE Arca, there can be no assurance that an active trading market for such shares will develop or be maintained. Trading in Fund shares may be halted due to market conditions or for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable. There can be no assurance that the requirements of the NYSE Arca necessary to maintain the listing of any Fund will continue to be met or will remain unchanged or that the shares will trade with any volume, or at all. The NAV of each Fund’s shares will generally fluctuate with changes in the market value of the Fund’s portfolio holdings. The market prices of shares will generally fluctuate in accordance with changes in the Fund’s NAV and supply and demand of shares on the NYSE Arca. It cannot be predicted whether a Fund shares will trade below, at or above their NAV. Investors buying or selling Fund shares in the secondary market will pay brokerage commissions or other charges imposed by brokers as determined by that broker. Brokerage commissions are often a fixed amount and may be a significant proportional cost for investors seeking to buy or sell relatively small amounts of shares. Trading volume of the shares of each Fund could be affected by investors who trade significant quantities of shares on any given business day. Such investors may or may not file all SEC filings as required. In addition, if interest rates realized on cash balances were to decline, there is a risk that the net investment ratio of the Funds may increase from the current level.

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

While it is not the current intention of the Funds to take physical delivery of any Commodity under its Commodity Interests, Commodity Futures Contracts are traditionally physically-deliverable contracts, and, unless a position was traded out of, it is possible to take or make delivery under these and some Other Commodity Interests. Storage costs associated with purchasing thespecific commodity could result in costs and other liabilities that could impact the value of the Commodity Futures Contracts or certain Other Commodity Interests. Storage costs include the time value of money invested in the physical commodity plus the actual costs of storing the commodity less any benefits from ownership that are not obtained by the holder of a futures contract. In general, Commodity Futures Contracts have a one-month delay for contract delivery and the pricing of back month contracts (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for the commodity while a Fund holds the Commodity Interests, the value of the Commodity Interests, and therefore the Fund’s NAV, may change as well.

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

The Sponsor may use spreads and straddles as part of its overall trading strategy to closely follow the Benchmark. There is a risk that a Fund’s NAV may not closely track the change in its Benchmark. Spreads combine simultaneous long and short positions in related futures contracts that differ by commodity, by market or by delivery month (for example, long April, short November). Spreads gain or lose value as a result of relative changes in price between the long and short positions. Spreads often reduce risk to investors because the contracts tend to move up or down together. However, both legs of the spread could move against an investor simultaneously, in which case the spread would lose value. Certain types of spreads may face unlimited risk, e.g., because the price of a futures contract underlying a short position can increase by anunlimited amount and the investor would have to take delivery or offset at that price. A commodity straddle takes both long and short option position in the same commodity in the same market and delivery month simultaneously. The buyer of a straddle profits if either the long or the short leg of the straddle moves further than the combined cost of both options. The seller of the straddle profits if both the long and short positions do not trade beyond a range equal to the combined premium for selling both options. If the Sponsor were to utilize a spread or straddle position and the position performed differently than expected, the results could impact that Fund’s tracking error. This could affect the Fund’s investment objective of having its NAV closely track the Benchmark. Additionally, a loss on the position would negatively impact the Fund’s absolute return.

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

There is Credit Risk Associated with the Operation of the Funds, Service Providers and Counter-Parties Which May Cause an Investment Loss

For all of the Funds except for TAGS, the majority of each Fund’s assets are held in cash and short-term cash equivalents with the Custodian or with one or more alternate financial institutions unrelated to the Custodian (each, a “Financial Institution”). Any cash or cash equivalents invested by a Fund will be placed by the Sponsor in a Financial Institution deemed by the Sponsor to be of investment quality.

The Sponsor has the ability to invest available cash in Commercial Paper with maturities of 90 days or less. Investments will be deemed by the Sponsor to be of investment quality. There is a risk that the proceeds from the sale of the Commercial Paper could be less than the purchase price.

The insolvency of the Custodian, any Financial Institution in which funds are deposited, or Commercial Paper Issuer could result in a complete loss of a Fund’s assets held by the Custodian or the Financial Institution, which, at any given time, would likely comprise a substantial portion of a Fund’s total assets. Assets deposited with the Custodian or a Financial Institution will generally exceed federally insured limits. For TAGS, the vast majority of the Fund’s assets are held in Shares of the Underlying Funds. The failure or insolvency of the Custodian or the Financial Institution could impact the ability to access in a timely manner TAGS’ assets held by the Custodian.

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

An “exchange for related position” (“EFRP”) can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market makerthat is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs. The Fund will become subject to the credit risk of the market specialist/market maker until the EFRP is settled or terminated. The Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded. EFRPs are subject to specific rules of the CME and CFTC guidance. It is likely that EFRP mechanisms will be subject to changes in the future which may make it uneconomical or impossible from the regulatory perspective to utilize this mechanism by the Funds.

A portion of the Fund’s assets may be used to trade over-the-counter Commodity Interests, such as forward contracts or swaps. Currently, over-the-counter contracts are typically traded on a principal-to-principal non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC, although this isan area of pending, substantial regulatory change. The markets for over-the-counter contracts will continue to rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. To date, the forward markets have been largely unregulated, except for anti-manipulation and anti-fraud prohibitions, forward contracts have been executed bi-laterally and, in general historically, forward contracts have not been cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other FX derivatives, such as FX options, certain currency swaps, and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the lack of regulation in these markets could expose the Fund in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. While increased regulation of over-the-counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd-Frank Act, there is no guarantee that such increased regulation will be effective to reduce these risks.

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

The price of any non-U.S. Commodity Interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S.dollar may cause losses to a Fund even if the contract is profitable. The Funds invest primarily in Commodity Interests that are traded or sold in the United States. However, a portion of the trades for a Fund may take place in markets and on exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. In some of these non-U.S. markets, the performance on a contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes a Fund to credit risk. Trading in non-U.S. markets also leaves a Fund susceptible to fluctuations in the value of the local currency against the U.S. dollar.

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

The Funds are treated as partnerships for United States federal income tax purposes. The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to publicly traded partnerships such as the Funds are in many respects uncertain. The Funds apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects Shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service (the “IRS”) will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects you. If this occurs, you may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

Under new procedures and rules that are effective for taxable years beginning after December 31, 2017, the IRS may, instead of collecting the tax from Shareholders, collect any underpayment of tax (including interest and penalties) from a Fund. As a result, any such tax assessment would be borne by Shareholders that own Shares at the time of such assessment, which may be different persons, or persons with different ownership percentages, than persons owning Shares for the tax year at issue.

The Trust has received an opinion of counsel that, under current U.S. federal income tax laws, the Funds will be treated as partnerships that are not taxable as corporations for U.S. federal income tax purposes, provided that (i) at least 90 percent of each Fund’s annual gross income consists of “qualifying income” as defined in the Code, (ii) the Funds are organized and operated in accordance with their governing agreements and applicable law, and (iii) the Funds do not elect to be taxed as corporations for federal income tax purposes. Although the Sponsor anticipates that the Funds have satisfied and will continue to satisfy the “qualifying income” requirement for all of their taxable years, that result cannot be assured. The Funds have not requested and will not request any ruling from the IRS with respect to their classification as partnerships not taxable as corporations for federal income tax purposes. If the IRS were to successfully assert that the Funds are taxable as corporations for federal income tax purposes in any taxable year, rather than passing through their income, gains, losses and deductions proportionately to Shareholders, each Fund would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any distributions would be taxable to Shareholders as dividend income. Taxation of the Funds as corporations could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of your Shares.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect the Funds and their Shareholders. Tax legislation informally known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Cuts and Jobs Act”) was signed into law on December 22, 2017, generally effective for taxable years beginning on or after January 1, 2018. In addition to modifying income tax rates for individuals and corporations, the 2017 Tax Cuts and Jobs Act made certain changes to the tax treatment for pass-through entities, such as the Funds. Please consult a tax advisor regarding the implications of the 2017 Tax Cuts and Jobs Act on an investment in Shares of the Funds.

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

The price and availability of corn is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease and infestation (including, but not limited to, Leaf Blight, Ear Rot and Root Rot); transportation difficulties; various planting, growing, or harvesting problems; and severe weather conditions (particularly during the spring planting season and the fall harvest) such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for corn in the United States to produce ethanol has also been a significant factor affecting the price of corn. In turn, demand for ethanol has tended to increase when the price of gasoline has increased and has been significantly affected by United States governmental policies designed to encourage the production of ethanol. Recent changes in government policy have the potential to reduce the demand for ethanol over the next several years. Additionally, demand for corn is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. Finally, because corn is often used as an ingredient in livestock feed, demand for corn is subject to risks associated with the outbreak of livestock disease.

Corn production is subject to United States federal, state, and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, corn production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing, and processing ofagricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. corn producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

Seasonal fluctuations in the price of corn may cause risk to an investor because of the possibility that Share prices will be depressed because of the corn harvest cycle. In the United States, the corn market is normally at its weakest point, and corn prices are lowest, shortly before and during the harvest (between September and November), due to the high supply of corn in the market. Conversely, corn prices are generally highest during the winter and spring (between December and May), when farmer-owned corn has largely beensold and used. Seasonal corn market peaks generally occur after planting is complete in May or June, and again as harvest begins around August. These normal market conditions are, however, often influenced by weather patterns, and domestic and global economic conditions, among other factors, and any specific year may not necessarily follow the traditional seasonal fluctuations described above. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Corn Futures Contracts expiring in the fall.

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregate investments at any one time in U.S. exchange traded Corn Futures Contracts, non-U.S. exchange Corn Futures Contracts, and over-the-counter corn swaps are 600 spot month contracts, 33,000 contracts expiring in any other non-spot single month, or 33,000 cumulative totals for all non-spot months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

The price and availability of soybeans is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems;severe weather conditions such as drought, floods, heavy rains, frost, or natural disasters that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in doing business with foreign companies; legal and regulatory restrictions; transportation costs; interruptions in energy supply; currency exchange rate fluctuations; and political and economic instability. Additionally, demand for soybeans is affected by changes in international, national, regional and local economic conditions, and demographic trends. The increased production of soybean crops in South America and the rising demand for soybeans in emerging nations such as China and India have increased competition in the soybean market.

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

The CFTC and U.S. designated contract markets have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregate investments atany one time in U.S. exchange traded Soybean Futures Contracts, non-U.S. exchange Soybean Futures Contracts, and over-the-counter soybean swaps are 600 spot month contracts, 15,000 contracts expiring in any other single non-spot month, or 15,000 cumulative totals for all non-spot months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

The global price and availability of sugar is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled; uncontrolled fires, including arson; challenges in doing business with foreign companies; legal and regulatory restrictions; fluctuation of shipping rates; currency exchange rate fluctuations; and political and economic instability. Global demand for sugar to produce ethanol has also been a significant factor affecting the price of sugar. Additionally, demand for sugar is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. The spread of consumerism and the rising affluence of emerging nations such as China and India have created demand for sugar. An influx of people in developing countries moving from rural to urban areas may create more disposable income to be spent on sugar products and might also reduce sugar production in rural areas on account of worker shortages, all of which would result in upward pressure on sugar prices. On the other hand, public health concerns regarding obesity, heart disease and diabetes, particularly in developed countries, may reduce demand for sugar. In light of the time it takes to grow sugarcane and sugar beets and the cost of new facilities for processing these crops, it may not be possible to increase supply quickly or in a cost-effective manner in response to an increase in demand for sugar.

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

The price and availability of wheat is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease; weed control; water availability; various planting, growing, or harvesting problems; severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for food products made from wheat flour is affected by changes in consumer tastes, national, regional and localeconomic conditions, and demographic trends. More specifically, demand for such food products in the United States is relatively unaffected by changes in wheat prices or disposable income, but is closely tied to tastes and preferences. For example, in recent years the increase in the popularity of low-carbohydrate diets caused the consumption of wheat flour to decrease rapidly before rebounding somewhat after 2005. Export demand for wheat fluctuates yearly, based largely on crop yields in the importing countries.

Wheat production is subject to United States federal, state and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, wheat production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing and processing of agricultural raw materials aswell as the transporting, storing and distributing of related agricultural products. U.S. wheat producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

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

Price Range of Shares

The following tables set forth the range of reported high and low closing prices of the shares for each Fund as reported on the NYSE Arca for the fiscal year ended December 31, 2017 and 2016.

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Corn Fund (symbol “CORN”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2017	High	Low
Quarter Ended
March 31, 2017	$20.04	$18.61
June 30, 2017	$19.63	$18.37
September 30, 2017	$19.99	$17.13
December 31, 2017	$17.53	$16.57

Fiscal Year Ended December 31, 2016	High	Low
Quarter Ended
March 31, 2016	$21.78	$20.12
June 30, 2016	$23.60	$20.21
September 30, 2016	$20.31	$17.71
December 31, 2016	$19.71	$18.45

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Soybean Fund (symbol “SOYB”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2017	High	Low
Quarter Ended
March 31, 2017	$20.19	$18.12
June 30, 2017	$18.37	$17.34
September 30, 2017	$19.55	$17.57
December 31, 2017	$18.87	$17.76

Fiscal Year Ended December 31, 2016	High	Low
Quarter Ended
March 31, 2016	$18.13	$17.06
June 30, 2016	$21.62	$17.96
September 30, 2016	$21.14	$18.16
December 31, 2016	$20.12	$18.47

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Sugar Fund (symbol “CANE”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2017	High	Low
Quarter Ended
March 31, 2017	$14.20	$11.87
June 30, 2017	$11.83	$9.00
September 30, 2017	$10.40	$9.31
December 31, 2017	$10.00	$8.88

Fiscal Year Ended December 31, 2016	High	Low
Quarter Ended
March 31, 2016	$11.31	$8.69
June 30, 2016	$13.33	$9.84
September 30, 2016	$15.04	$12.52
December 31, 2016	$15.02	$12.23

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Wheat Fund (symbol “WEAT”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2017	High	Low
Quarter Ended
March 31, 2017	$7.58	$6.86
June 30, 2017	$7.83	$6.64
September 30, 2017	$8.29	$6.40
December 31, 2017	$6.55	$5.81

Fiscal Year Ended December 31, 2016	High	Low
Quarter Ended
March 31, 2016	$9.33	$8.56
June 30, 2016	$9.59	$8.25
September 30, 2016	$8.18	$7.05
December 31, 2016	$7.47	$6.71

The following table sets forth the range of reported high and low closing prices of the shares of the Teucrium Agricultural Fund (symbol “TAGS”) as reported on the NYSE Arca:

Fiscal Year Ended December 31, 2017	High	Low
Quarter Ended
March 31, 2017	$27.45	$24.71
June 30, 2017	$24.80	$22.92
September 30, 2017	$25.53	$22.14
December 31, 2017	$22.90	$21.20

Fiscal Year Ended December 31, 2016	High	Low
Quarter Ended
March 31, 2016	$27.08	$24.52
June 30, 2016	$30.00	$25.35
September 30, 2016	$28.15	$25.88
December 31, 2016	$27.50	$24.29

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

Holders of the Funds

The table below sets forth the approximate number of shareholders for each Fund of the Trust as of December 31, 2017.

Fund	Approximate Number of Shareholders
CORN	6,047
SOYB	1,093
CANE	844
WEAT	4,611
TAGS	98

Use of Proceeds

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013 and a third (File No. 333-210010) was declared effective on April 29, 2016. From June 9, 2010 (the commencement of operations) through December 31, 2017, 15,675,000 Shares of the Fund were sold at an aggregate offering price of $481,635,681. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through December 31, 2017 in an amount equal to $821,482, resulting in net offering proceeds of $480,814,199. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through December 31, 2017, 3,075,000 Shares of the Fund were sold at an aggregate offering price of $63,999,114.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2017 in an amount equal to $86,851, resulting in net offering proceeds of $63,912,263.  The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. From September 19, 2011 (the commencement of the offering) through December 31, 2017, 2,025,000 Shares of the Fund were sold at an aggregate offering price of $26,440,621.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2017 in an amount equal to $39,806, resulting in net offering proceeds of $26,400,815.   The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-212481) which registered a total of 25,350,000 shares was declared effective on July 15, 2016. From September 19, 2011 (the commencement of the offering) through December 31, 2017, 16,875,000 Shares of the Fund were sold at an aggregate offering price of $156,176,360.  The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2017 in an amount equal to $215,544, resulting in net offering proceeds of $155,960,816.   The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. From March 28, 2012 (the commencement of the offering) through December 31, 2017, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through December 31, 2017 in an amount equal to $8,851, resulting in net offering proceeds of $17,697,727. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of Equity Securities

The Sponsor, the Trust or any Fund do not purchase shares directly from shareholders; however, the information below details for the current period, October 1 to December 31, 2017, by month and for the year ended December 31, 2017, the share purchases in connection with the redemption of baskets by Authorized Purchasers.

Issuer Purchases of CORN Shares:

Maximum Number
			Total Number of Shares	(or Approximate Dollar
			Purchased as Part	Value) of Shares that
	Total Number of	Average Price	of Publicly Accounced	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
October 1, 2017 to October 31, 2017	-	$-	N/A	N/A
November 1, 2017 to November 31, 2017	-	$-	N/A	N/A
December 1, 2017 to December 31, 2017	50,000	$16.84	N/A	N/A

January 1, 2017 to December 31, 2017	1,350,000	$19.09	N/A	N/A

Issuer Purchases of SOYB Shares:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
			Purchased as Part	Value) of Shares that
	Total Number of	Average Price	of Publicly Accounced	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
October 1, 2017 to October 31, 2017	-	$-	N/A	N/A
November 1, 2017 to November 31, 2017	450,000	$18.13	N/A	N/A
December 1, 2017 to December 31, 2017	525,000	$18.12	N/A	N/A

January 1, 2017 to December 31, 2017	1,200,000	$18.23	N/A	N/A

Issuer Purchases of WEAT Shares:

				Maximum Number
			Total Number of Shares	(or Approximate Dollar
			Purchased as Part	Value) of Shares that
	Total Number of	Average Price	of Publicly Accounced	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
October 1, 2017 to October 31, 2017	575,000	$6.50	N/A	N/A
November 1, 2017 to November 31, 2017	-	$-	N/A	N/A
December 1, 2017 to December 31, 2017	75,000	$5.93	N/A	N/A

January 1, 2017 to December 31, 2017	4,175,000	$7.46	N/A	N/A

Issuer Purchases of CANE Shares:

Maximum Number
			Total Number of Shares	(or Approximate Dollar
			Purchased as Part	Value) of Shares that
	Total Number of	Average Price	of Publicly Accounced	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
October 1, 2017 to October 31, 2017	-	$-	N/A	N/A
November 1, 2017 to November 31, 2017	-	$-	N/A	N/A
December 1, 2017 to December 31, 2017	225,000	$8.96	N/A	N/A

January 1, 2017 to December 31, 2017	700,000	$10.07	N/A	N/A

Dividends

Neither the Trust nor any Fund has made, and there are no plans to make any cash distributions to shareholders.

Item 6. Selected Financial Data

Financial Highlights for the Teucrium Corn Fund (for the years ended December 31, 2017, 2016, 2015, 2014 and 2013).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Net assets	$64,901,479	$73,213,541	$61,056,223	$108,459,507	$47,499,620
Net realized and unrealized loss on futures contracts	$(5,984,276)	$(6,991,163)	$(14,193,913)	$(4,449,213)	$(13,252,851)
Net Loss	$(7,715,090)	$(9,564,067)	$(17,183,472)	$(7,947,064)	$(16,269,132)
Weighted-average shares outstanding	3,714,045	3,598,843	3,243,223	3,460,141	1,169,662
Net loss per share	$(2.02)	$(2.47)	$(5.38)	$(4.02)	$(13.70)
Net loss per weighted average share	$(2.08)	$(2.66)	$(5.30)	$(2.30)	$(13.91)
Cash and cash equivalents at end of year	$63,139,461	$69,072,284	$57,110,089	$106,858,496	$42,405,220

Financial Highlights for the Teucrium Soybean Fund (for the years ended December 31, 2017, 2016, 2015, 2014, and 2013).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Net assets	$10,264,025	$12,882,100	$6,502,552	$11,956,149	$4,016,972
Net realized and unrealized (loss) gain on futures contracts	$(785,113)	$1,507,050	$(1,301,212)	$(366,913)	$(10,938)
Net (Loss) Income	$(1,115,780)	$1,094,528	$(1,517,824)	$(582,405)	$(393,523)
Weighted-average shares outstanding	717,607	623,023	386,237	251,648	257,127
Net (loss) income per share	$(1.23)	$1.74	$(3.45)	$(2.16)	$(1.18)
Net (loss) income per weighted average share	$(1.55)	$1.76	$(3.93)	$(2.31)	$(1.53)
Cash, cash equivalents and restricted cash at end of year	$9,942,185	$12,377,999	$6,080,440	$11,505,788	$3,765,791

Financial Highlights for the Teucrium Sugar Fund (for the years ended December 31, 2017, 2016, 2015, 2014, and 2013).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Net assets	$6,363,710	$5,513,971	$5,508,663	$2,661,212	$2,468,403
Net realized and unrealized (loss) gain on futures contracts	$(2,171,724)	$1,457,243	$(411,880)	$(451,965)	$(506,016)
Net (Loss) Income	$(2,290,088)	$1,349,263	$(475,806)	$(502,562)	$(542,436)
Weighted-average shares outstanding	674,456	507,654	373,018	195,963	161,031
Net (loss) income per share	$(3.18)	$2.95	$(1.81)	$(2.27)	$(3.71)
Net (loss) income per weighted average share	$(3.40)	$2.66	$(1.28)	$(2.56)	$(3.37)
Cash, cash equivalents and restricted cash at end of year	$5,929,275	$5,090,599	$5,075,248	$2,489,338	$2,366,377

Financial Highlights for the Teucrium Wheat Fund (for the years ended December 31, 2017, 2016, 2015, 2014, and 2013).

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Net assets	$61,416,019	$62,344,759	$26,529,260	$22,263,457	$7,048,087
Net realized and unrealized loss on futures contracts	$(3,979,575)	$(11,628,525)	$(7,200,826)	$(1,070,987)	$(2,061,837)
Net Loss	$(5,589,587)	$(13,111,481)	$(8,137,705)	$(1,748,035)	$(2,447,578)
Weighted-average shares outstanding	9,594,936	5,340,851	2,470,483	1,408,223	379,525
Net loss per share	$(0.90)	$(2.26)	$(3.57)	$(2.12)	$(6.41)
Net loss per weighted average share	$(0.58)	$(2.45)	$(3.29)	$(1.24)	$(6.45)
Cash, cash equivalents, and restricted cash at end of year	$58,932,231	$58,931,911	$24,601,701	$21,568,368	$6,451,639

Financial Highlights for the Teucrium Agricultural Fund (for the year ended December 31, 2017, 2016, 2015, 2014 and 2013.

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Net assets	$1,137,639	$1,316,370	$1,329,390	$1,652,749	$1,896,442
Net realized and unrealized loss on securities	$(172,534)	$(6,231)	$(316,182)	$(234,501)	$(529,472)
Net Loss	$(178,731)	$(13,020)	$(323,359)	$(243,693)	$(540,279)
Weighted-average shares outstanding	50,002	50,002	50,002	50,002	50,002
Net loss per share	$(3.58)	$(0.26)	$(6.46)	$(4.88)	$(10.81)
Net loss per weighted average share	$(3.57)	$(0.26)	$(6.47)	$(4.87)	$(10.81)
Cash equivalents at end of year	$2,474	$2,360	$1,815	$1,647	$2,880

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

3.
Commodity futures contracts held by the Funds are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statement of operations as the difference betweenthe original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statement of operations. Interest on cash equivalents and deposits are recognized on the accrual basis. The Funds earn interest on funds held at the custodian or other financial institutions at prevailing market rates for such investments.

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

11.
For commercial paper, the Funds use the effective interest method for calculating the actual interest rate in a period based on the amount of a financial instrument's book value at the beginning of the accounting period. Accretion on these investments are recognized on the effective interest method in U.S. dollars and recognized in cash equivalents. All discounts on purchase prices of debt securities are accreted over the life of the respective security.

Results of Operations

The discussion below addresses the material changes in the results of operations for the year ended December 31, 2017 compared to the years ended December 31, 2016 and 2015. CORN, SOYB, CANE WEAT and TAGS operated for the entirety of all periods discussed below.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2015, 2016 and 2017, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net”, which is after the impact of any expenses waived by or reimbursed to the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the net gain or net loss in any period for the Trust and each Fund as a result of this change in presentation.

In accordance with ASU 2016-18 issued by the FASB, the presentation of restricted cash on the financial statements beginning with this filing is updated to be included in “Cash and Cash Equivalents” on the Statements of Assets and Liabilities and the Statements of Cash Flows, and as specified in the Notes to the Financial Statements under “Cash, cash equivalents and restricted cash”. This presentation did not have a material impact on the financial statements and disclosures of the Trust and the Funds. Effective October 2017, for all funds the balance for restricted cash held in custody at the Bank of New York Mellon was $0.

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

For the period January 1, 2017 to December 31, 2017, the Funds, in total, recorded an increase in expenses, gross and net of any expenses waived by the Sponsor, over what had been recorded in 2016. For the year ending December 31, 2017, total expenses gross of any waived expenses, were $6,580,718, while total expenses, net were $5,551,819.  For the year 2016, these were, $6,146,659 and $5,308,644, respectively.  For 2015, these were $5,416,644 and $4,435,961, respectively. The increase in expenses for the period 2017 compared to 2016, gross of any waived expenses, was $434,059 which was driven principally by: 1) a $231,655 or 18% increase in management fees paid to the Sponsor; 2) a $310,402 or 14% increase in distribution and marketing fees; and 3) a $2,862 or 2% increase in brokerage commissions due to an increase in contracts purchased and rolled. These increases by category, were partially offset by: 1) a ($63,920) or 4% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($11,930) or 11% decrease in business permits and licenses; 3) a ($13,642) or 4% decrease in custodian fees and expenses; and 4) a ($12,828) or 4% decrease in general and administrative expenses.  Total expenses, net of expenses waived by the Sponsor, increased by $243,175 for 2017 compared to 2016 due to the increase in gross expenses, which was partially offset by an increase of $190,884 in expenses waived by the Sponsor.

For the year ended December 31, 2017, no reimbursement to the Sponsor will be sought in any future period for expenses that have been identified as waived by the Sponsor.

Teucrium Corn Fund

The Teucrium Corn Fund commenced investment operations on June 9, 2010.  The investment objective of the Corn Fund is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically (1) the second-to-expire CBOT Corn Futures Contract, weighted 35%, (2) the third-to-expire CBOT Corn Futures Contract, weighted 30%, and (3) the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2017, the Corn Fund held a total of 3,509 CBOT Corn Futures contracts with a notional value of $64,903,800. Of these, $1,060 contracts had an asset fair value of $120,487, while 2,449 contracts had a liability fair value of $1,962,050. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY18 contracts, the second-to-expire CBOT Corn Futures Contract, (2) 30% to JUL18 CBOT contracts, the third-to-expire CBOT Corn Futures Contract, and (3) 35% to DEC18 CBOT contracts, the CBOT Corn Futures Contract expiring in the December following the expiration month of the third-to-expire contract.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TCORN for two periods. One period is December 31, 2016 compared to December 31, 2017.  The second period is from the commencement of operations to December 31, 2017. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAV per share	Change in Market Price	Change in the Benchmark (TCORN)
December 31, 2016 to December 31, 2017	-10.78%	-10.38%	-8.47%
June 10, 2010 to December 31, 2017	-35.20%	-34.99%	-10.67%

For the Year Ended December 31, 2017 Compared to the Years Ended December 31, 2016 and 2015

On December 31, 2017, the Fund had 3,875,004 shares outstanding and net assets of $64,901,479.  This is in comparison to 3,900,004 shares outstanding and net assets of $73,213,541 on December 31, 2016 and 2,875,004 shares outstanding with net assets of $61,056,223 on December 31, 2015.  Shares outstanding decreased by 25,000 or 1% for the period of 2017 when compared to 2016.  This slight decrease was, in the opinion of management, due to the slight increase in global ending stocks for 2017/18 compared to the 2016/17 crop year. Ending stocks is the amount of corn that will available at the end of the crop year, given the estimated beginning stocks, productions and usage. In total, the Fund issued 1,325,000 shares and purchased 1,350,000 shares, in 2017, as part of creation and redemption baskets. For the period 2017 compared to 2015, there was an increase in shares outstanding of 1,000,000 or 35%. In total, in 2016, the Fund issued 2,875,000 shares and purchased 1,850,000 shares as part of creation and redemption baskets.

Total net assets for the Fund were $64,901,479 on December 31, 2017, compared to $73,213,541 on December 31, 2016 and $61,056,223 on December 31, 2015. The Net Asset Values (“NAV”) per share related to these balances were $16.75, $18.77 and $21.24 respectively. When comparing December 31, 2017 with 2016, there was a decrease in total net assets of 11%, driven by a decrease in the NAV per share of ($2.02) or 11%. When comparing December 31, 2017 with 2015, there was an increase in total net assets of 6%, driven by a combination of an increase in the number of shares outstanding of 1,000,000 or 35% and a change in the NAV per share which decreased by ($4.49) or 21%. The closing prices per share for 2017, 2016 and 2015, as reported by the NYSE Arca, were $16.77, $18.71 and $21.22, respectively. The change from December 31, 2017 over prior years was a 10% decrease from 2016 and a 21% decrease from 2015.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2017 and serves to illustrate the relative changes of these components.

The total loss for the year ended December 31, 2017 was ($5,205,716) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($5,603,513), and by a net change in unrealized depreciation of commodity futures contracts of ($380,763). Total loss was ($6,594,484) in 2016, and ($14,047,008) in 2015. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for year ended December 31, 2017, 2016, and 2015, respectively, was $778,560, $396,679, and $146,905.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015, these accounts had higher overnight deposit rates. More recently, effective October 3, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. Both investments provided a higher rate than were available in money market products that had been utilized solely in the past. In addition, effective in December 2015, December 2016 and March, June and December 2017, interest rates paid on cash balances of the Fund increased in light of the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2018, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for 2017 were $2,918,936; total expenses for 2016 were $3,411,916 and $3,232,532 in 2015. This represents a ($492,980) or 14% decrease for 2017 over 2016 and an ($313,596) or 10% decrease for 2017 over 2015.  The decrease for 2017 over 2016 was driven by: 1) a ($415,753) or 40% decrease in professional fees related to auditing, legal and tax preparation fees; and 2) a ($36,509) or 5% decrease in management fee paid to the Sponsor as a result of lower average net assets; 3) a ($29,465) or 16% decrease in custodian fees and expenses; 4) a ($17,398) or 12% decrease in general and administrative expenses; and 5) a ($17,025) or 18% decrease in brokerage commissions due to a decrease in contracts purchased and rolled. These decreases were offset partially by: 1) a $16,139 or 1% increase in distribution and marketing fees; and 2) a $8,364 or 50% increase in business permits and licenses. The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds.

The decrease for 2017 over 2015 was driven by a decrease in all expense categories except brokerage commissions, which increased by $38,450 or 93% due to a increase in contracts purchased and rolled. The decreases were: 1) a ($97,134) or 12% in the management fee paid to the Sponsor as a result of lower average net assets; 2) a ($112,269) or 15% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($22,573) or 2% decrease in distribution and marketing fees; 4) a ($33,277) or 18% in custodian fees and expenses; 5) a ($1,601) or 6% decrease in business permits and licenses; 6) a ($80,956) or 39% decrease in general and administrative expenses; and 7) a ($4,236) or 9% decrease in other expenses. The decreases in operating expenses were due to expense controls under taken by the Sponsor and lower average net asset balance relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.28% in 2017, 4.74% in 2016, and 4.15% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2017, the Sponsor waived fees of $409,562; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. The Sponsor permanently waived $442,333 of expenses in 2016 and $96,068 in 2015.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2017, 2016 and 2015 were $2,509,374, $2,969,583, and $3,136,464 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.68% in 2017, 4.13% in 2016 and 4.03% in 2015. Net investment loss, which includes the impact of expenses and interest income, was 2.54% in 2017, 3.58% in 2016, and 3.84% in 2015.

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

Net cash used in the Fund’s operating activities during the year was ($5,335,851) in 2017, ($9,759,190) in 2016 and ($17,532,410) in 2015. In 2017, proceeds from the sale of shares were $25,173,968 in 2017, representing 1,325,000 shares while payments for redemptions were $25,770,940, representing 1,350,000 shares. In 2016, proceeds from the sale of shares were $57,591,933, representing 2,875,000 shares while payments for redemptions were $35,870,548, representing 1,850,000 shares. In 2015, proceeds from the sale of shares were $8,538,198, representing 350,000 shares while payments for redemptions were $38,758,010, representing 1,550,000 shares.

The seasonality patterns for corn futures prices are impacted by a variety of factors. These include, but are not limited to, the harvest in the fall, the planting conditions in the spring, and the weather throughout the critical germination and growing periods. Prices for corn futures areaffected by the availability and demand for substitute agricultural commodities, including soybeans and wheat, and the demand for corn as an additive for fuel, through the production of ethanol. The price of corn futures contracts is also influenced by global economic conditions, including the demand for exports to other countries. Such factors will impact the performance of the Fund and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors.

Teucrium Soybean Fund

The Teucrium Soybean Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”).  Except as described in the following paragraph, the three Soybean Futures Contracts will be: (1) second-to-expire CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%, except the CBOT soybean futures contracts expiring in August and September will not be part of the Teucrium Soybean Fund’s Benchmark because of the less liquid market for these Futures Contracts. On December 31, 2017, the Fund held a total of 212 CBOT soybean futures contracts with a notional value of $10,281,788. These contracts had a liability fair value of $448,063. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAR18 CBOT contracts, (2) 30% to MAY18 CBOT contracts, and (3) 35% to NOV18 CBOT contracts.

The benchmark for the Fund is the Teucrium Soybean Index (TSOYB) which is defined as: A weighted average of daily changes in the closing settlement prices of (1) second-to-expire CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%, except the CBOT soybean futures contracts expiring in August and September will not be part of the Teucrium Soybean Fund’s Benchmark because of the less liquid market for these Futures Contracts. During the period when the Excluded Contracts are the second-to-expire and third-to-expire Soybean Futures Contract, the fourth-to-expire and fifth-to-expire Soybean Futures Contracts will take the place of the second-to-expire and third-to-expire Soybean Futures Contracts, respectively, as Benchmark Component Futures Contracts.  Similarly, when the August Contract is the third-to-expire Soybean Futures Contract, the fifth-to-expire Soybean Futures Contract will take the place of the August Contract as a Benchmark Component Futures Contract, and when the September Contract is the second-to-expire Soybean Futures Contract, the third-to-expire and fourth-to-expire Soybean Futures Contracts will be Benchmark Component Futures Contracts.  To convert to an index, 100 is set to $25, the opening day price of SOYB.

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TSOYB for two periods. One period is December 31, 2016 compared to December 31, 2017.  The second period is from the commencement of operations to December 31, 2017. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAV per share	Change in Market Price	Change in the Benchmark (TSOYB)
December 31, 2016 to December 31, 2017	-6.47%	-6.38%	-4.10%
September 19, 2011 to December 31, 2017	-27.62%	-28.71%	-2.21%

For the Year Ended December 31, 2017 Compared to the Years Ended December 31, 2016 and 2015

On December 31, 2017, the Fund had 575,004 shares outstanding and net assets of $10,264,025.  This is in comparison to 675,004 shares outstanding and net assets of $12,882,100 on December 31, 2016 and 375,004 shares outstanding with net assets of $6,502,552 on December 31, 2015.  Shares outstanding decreased by 100,000 or 15% for the period of 2017 when compared to 2016.  This decrease was, in the opinion of management, due to the stronger than expected competition from Argentina and Brazil and record high ending stocks estimated for the 2017/18 crop year. Ending stocks is the amount of soybeans that will available at the end of the crop year, given the estimated beginning stocks, productions and usage. In total, the Fund issued 1,100,000 shares and purchased 1,200,000 shares as part of creation and redemption baskets in 2017. For the period 2017 compared to 2015, there was an increase in shares outstanding of 200,000 or 53%.  In total, the Fund issued 500,000 shares and purchased 200,000 shares as part of creation and redemption baskets, in 2016.

Total net assets for the Fund were $10,264,025 on December 31, 2017, compared to $12,882,100 on December 31, 2016 and $6,502,552 on December 31, 2015. The Net Asset Values (“NAV”) per share related to these balances were $17.85, $19.08 and $17.34 respectively. When comparing December 31, 2017 with 2016, there was a decrease in total net assets of 20%, which was driven by a combination of a decrease in total shares outstanding of 15% and a decrease in the NAV per share of ($1.23) or 6%. When comparing December 31, 2017 with 2015, there was an increase in total net assets of 58%, which was driven by a combination of an increase in the number of shares outstanding of 53% and an increase in the NAV per share of $0.51 or 3%. The closing prices per share for 2017, 2016 and 2015, as reported by the NYSE Arca, were $17.88, $19.10 and $17.33, respectively. The change from December 31, 2017 over prior years was a 6% decrease from 2016 and a 3% increase from 2015.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2017 and serves to illustrate the relative changes of these components.

Total loss for the year ended December 31, 2017 was ($632,168) resulting from the net change in realized gain on commodity futures contracts totaling $8,425 and a change in unrealized depreciation on commodity futures contracts of ($793,538). Total income (loss) was $1,572,207 in 2016 and ($1,288,083) in 2015. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for the year ended December 31, 2017, 2016, and 2015, respectively, was $152,945, $65,157 and $13,129. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in December 2015, December 2016 and March, June and December 2017, interest rates paid on cash balances of the Fund increased in light of the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2018, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for 2017 were $610,101; total expenses for 2016 were $546,593 and $534,350 in 2015. This represents a $63,508 or 12% increase for 2017 over 2016 and a $75,751 or 14% increase for 2017 over 2015. The increase for 2017 over 2016 was driven by: 1) a $14,619 or 12% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $65,694 or 58% increase in professional fees related to auditing, legal and tax preparation fees; and 3) a $6,955 or 462% increase in brokerage commissions due to an increase in contracts purchased and rolled. These were partially offset by decreases of: 1) a ($8,171) or 4% decrease in distribution and marketing expenses; 2) a ($6,406) or 19% decrease in custodian fees and expenses; 3) a ($783) or 4% decrease in business permits and licenses; 4) a ($7,978) or 25% decrease in general and administrative expenses; and 5) a ($422) or 4% decrease in other expenses. The increases year over year were generally due to higher average net assets year over year.

The increase for 2017 over 2015 was driven by increases in all expense categories period over period except for custodian fees and expenses. Increases were: 1) a $59,696 or 81% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $30,795 or 21% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $92,735 or 79% increase in distribution and marketing fees;4) a $2,628 or 12% increase in general and administrative expenses; 5) a $2,419 or 40% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 6) a $5,224 or 117% increase in other expenses. These were partially offset by a ($118,643) or 81% decrease in custodian fees and expenses as a result of the servicing conversion to USBFS and U.S. Bank, N.A. The increases year over year were generally due to higher average net assets relative to other funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.59% in 2017, 4.61% in 2016, and 7.31% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2017, the Sponsor waived fees of $126,489; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. The Sponsor permanently waived $68,914 of expenses in 2016 and $304,609 in 2015.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for 2017, 2016 and 2015 were $483,612, $477,679 and $229,741 respectively. The total expense ratio net of expenses waived by the Sponsor was 3.63% in 2017, 4.03% in 2016 and 3.14% in 2015. Net investment loss, which includes the impact of expenses and interest income, was 2.48% in 2017, 3.48% in 2016, and 2.96% in 2015.

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

Net cash used in the Fund’s operating activities during 2017 was ($933,519). Net cash provided by (used in) operating activities by the Fund was $1,012,539 in 2016 and ($1,489,575) in 2015. In 2017, proceeds from the sale of shares were $20,374,923 representing 1,100,000 shares while payments for the redemption of shares were $21,877,218 representing 1,200,000 shares. In 2016, proceeds from the sale of shares were $9,190,140 representing 500,000 shares while payments for the redemption of shares were $3,905,120 representing 200,000 shares. In 2015, proceeds from the sale of shares were $2,478,439 representing 125,000 shares while payments for the redemption of shares were $6,414,212 representing 325,000 shares.

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

Teucrium Sugar Fund

The Teucrium Sugar Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”), specifically: (1) the second-to-expire Sugar No. 11 Futures Contract (a “Sugar No. 11 Futures Contract”), weighted 35%, (2) the third-to-expire Sugar No. 11 Futures Contract, weighted 30%, and (3) the Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2017, the Fund held a total of 373 ICE sugar futures contracts with a notional value of $6,371,859. Of these, 247 had an asset fair value of $184,319, while 126 contracts had a liability fair value of $67,133. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to the MAY18 ICE No 11 contracts, (2) 30% to the JUL18 ICE No 11 contracts, and (3) 35% to the MAR19 ICE No 11 contracts.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TCANE for two periods. One period is December 31, 2016 compared to December 31, 2017. The second period is from the commencement of operations to December 31, 2017. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAV per share	Change in Market Price	Change in the Benchmark (TCANE)
December 31, 2016 to December 31, 2017	-24.54%	-24.76%	-23.22%
September 19, 2011 to December 31, 2017	-61.29%	-61.75%	-52.82%

For the Year Ended December 31, 2017 Compared to the Years Ended December 31, 2016 and 2015

On December 31, 2017, the Fund had 650,004 shares outstanding and net assets of $6,363,710.  This is in comparison to 425,004 shares outstanding and net assets of $5,513,971 on December 31, 2016 and 550,004 shares outstanding with net assets of $5,508,663 on December 31, 2015.  Shares outstanding increased by 225,000 or 53% for the period of 2017 when compared to 2016. This increase was, in the opinion of management, due to the low price of sugar and record world demand relative to recent years, which accelerated investor interest. In 2017, the Fund issued 925,000 shares and purchased 700,000 shares as part of creation and redemption baskets, in 2017. In 2016, the Fund issued 250,000 shares and purchased 375,000 shares as part of creation and redemption baskets. For the period 2017 compared to 2015, there was an increase in shares outstanding of 100,000 or 18%.  In 2015, the Fund issued 375,000 shares and purchased 50,000 shares as part of creation and redemption baskets.

Total net assets for the Fund were $6,363,710 on December 31, 2017, compared to $5,513,971 on December 31, 2016 and $5,508,663 on December 31, 2015. The Net Asset Values (“NAV”) per share related to these balances were $9.79, $12.97 and $10.02 respectively. When comparing December 31, 2017 with 2016, there was an increase in total net assets of 15%, driven by a combination of an increase in total shares outstanding of 225,000 or 53% and bya change in the NAV per share which decreased by ($3.18) or 25%. When comparing December 31, 2017 with 2015, there was an increase in total net assets of 16%, driven by a increase in total shares outstanding of 18%, which was offset by an decrease in the NAV per share of ($0.23) or 2%. The closing prices per share for 2017, 2016 and 2015, as reported by the NYSE Arca, were $9.78, $13.00 and $10.06, respectively.  The change from December 31, 2017 over prior years was a 25% decrease from 2016 and a 3% decrease from 2015.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2017 and serves to illustrate the relative changes of these components.

Total loss for the year ended December 31, 2017 was ($2,092,835) resulting primarily from the realized loss on commodity futures contracts totaling ($2,435,305) and a gain generated by the net change in unrealized appreciation on commodity futures contracts of $263,581. Total income (loss) was $1,489,291 in 2016 and ($404,210) in 2015. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for year ended December 31, 2017, 2016, and 2015, respectively, was $78,889, $32,048 and $7,670.  This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015.  These accounts had higher overnight deposit rates than were available in money market products that had been utilized solely in the past. In addition, effective in December 2015, December 2016 and March, June and December 2017, interest rates paid on cash balances of the Fund increased in light of the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2018, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for 2017 were $326,587; total expenses for 2016 were $288,309 and $327,823 in 2015. This represents a $38,278 or 13% increase for 2017 over 2016 and a ($1,236) or 0% decrease for 2017 over 2015. The increase for 2017 over 2016 was driven by increases of: 1) a $14,485 or 26% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $16,357 or 35% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $10,654 or 9% increase in distribution and marketing fees;4) a $463 or 2% increase in custodian fees and expenses;and 5) a $1,844 or 21% increase in brokerage commissions due to an increase in contracts purchased and rolled. These were partially offset by decreases of: 1) a ($3,030) or 17% decrease general and administrative expenses; 2) a ($1,182) or 6% decrease in business permits and licenses; and 3) a ($1,313) or 21% decrease in other expense. The increases year over year were generally due to higher average net assets relative to the other Funds.

The increase for 2017 over 2015 was driven by increases in all expense categories period over period except for professional fees and custodian fees and expenses. Increases were: 1) a $35,276 or 99% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $70,429 or 126% increase in distribution and marketing fees; 3) a $1,616 or 10% increase in business permits and license fees; 4) a $5,780 or 66% increase in general and administrative expenses; 5) a $6,525 or 163% increase in brokerage commissions brokerage commissions due to an increase in contracts purchased and rolled; and 7) a $2,197 or 80% increase in other expenses. These were partially offset by: 1) a ($2,352) or 4% decrease in professional fees related to auditing, legal and tax preparation fees; and 2) a ($120,707) or 86% decrease in custodian fees and expenses as a result of the servicing conversion to USBFS and U.S. Bank, N.A. The increases year over year were generally due to higher average net assets. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.62% in 2017, 4.72% in 2016, and 9.16% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2017, the Sponsor waived fees of $129,334; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. The Sponsor permanently waived $148,281 of expenses in 2016 and $256,227 in 2015.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for 2017, 2016 and 2015 were $197,253, $140,028 and $71,596, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 2.79% in 2017, 2.29% in 2016 and 2.00% in 2015. Net investment loss, which includes the impact of expenses and interest income, was 1.68% in 2017, 1.77% in 2016 and 1.79% in 2015.

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

Net cash used in the Fund’s operating activities during the 2017 was ($2,301,151). Net cash provided by (used in) operating activities by the Fund was $1,359,306 in 2016 and ($737,347) in 2015. In 2017, proceeds from the sale of shares were $10,190,950 representing 925,000 shares while payments for the redemption of shares were $7,051,123 representing 700,000 shares. In 2016, proceeds from the sale of shares were $2,805,578 representing 250,000 shares while payments for the redemption of shares were $4,149,533 representing 375,000 shares. In 2015, proceeds from the sale of shares was $3,767,602 representing 375,000 while payments for the redemption of shares were $444,345 representing 50,000 shares.

Teucrium Wheat Fund

The Teucrium Wheat Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for wheat (“Wheat Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”), specifically: (1) the second-to-expire CBOT Wheat Futures Contract, weighted 35%, (2) the third-to-expire CBOT Wheat Futures Contract, weighted 30%, and (3) the CBOT Wheat Futures Contract expiring in the December following the expiration month of the third-to-expire contract, weighted 35%. On December 31, 2017, the Fund held a total of 2,682 CBOT wheat futures contracts with a notional value of $61,430,113. Of these, 813 had an asset fair value of $604,475, while 1,869 contracts had a liability fair value of $3,200,525. The weighting of the notional value of the contracts was weighted as follows: (1) 35% to MAY18 CBOT contracts, (2) 30% to JUL18 CBOT contracts, and (3) 35% to DEC18 CBOT contracts.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TWEAT for two periods. One period is December 31, 2016 compared to December 31, 2017.  The second period is from the commencement of operations to December 31, 2017. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAV per share	Change in Market Price	Change in the Benchmark (TWEAT)
December 31, 2016 to December 31, 2017	-13.02%	-12.79%	-10.86%
September 19, 2011 to December 31, 2017	-75.54%	-75.87%	-66.58%

For the Year Ended December 31, 2017 Compared to the Years Ended December 31, 2016 and 2015

On December 31, 2017, the Fund had 10,250,004 shares outstanding and net assets of $61,416,019.  This is in comparison to 9,050,004 shares outstanding and net assets of $62,344,759 on December 31, 2016 and 2,900,000 shares outstanding with net assets of $26,529,260 on December 31, 2015. Shares outstanding increased by 1,200,000 or 13% for the period of 2017 when compared to 2016.  This increase was, in the opinion of management, due to the low price of wheat relative to recent years which accelerated investor interest. In 2017, the Fund issued 5,375,000 shares and purchased 4,175,000 shares as part of creation and redemption baskets. In 2016, the Fund issued 6,475,000 shares and purchased 325,000 shares as part of creation and redemption baskets. For the period 2017 compared to 2015, there was an increase in shares outstanding of 7,350,000 shares or 253%.  In 2015, the Fund issued 1,675,000 shares and purchased 525,000 shares as part of creation and redemption baskets.

Total net assets for the Fund were $61,416,019 on December 31, 2017, compared to $62,344,759 on December 31, 2016 and $26,529,260 on December 31, 2015. The Net Asset Values (“NAV”) per share related to these balances were $5.99, $6.89 and $9.15 respectively. When comparing December 31, 2017 with 2016, the net assets decreased by 1%, which was driven by a combination of an increase in the number of shares outstanding of 13%, offset by a change in the NAV per share which decreased by ($0.90) or 13%. When comparing December 31, 2017 with 2015, there was an increase in total net assets of 132%, driven by a combination of an increase in total shares outstanding of 253%, which was partially offset by a decrease in the NAV per share of ($3.16) or 35%.  The closing prices per share for 2017, 2016 and 2015, as reported by the NYSE Arca, were $6.00, $6.88 and $9.14, respectively.  The change from December 31, 2017 over prior years was a 13% decrease from 2016 and a 34% decrease from 2015.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2017 and serves to illustrate the relative changes of these components.

The total loss for the year ended December 31, 2017 was ($3,234,218) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($5,305,113), and by a net change in unrealized appreciation of commodity futures contracts of $1,325,538. Total loss was ($11,396,927) in 2016, and ($7,146,717) in 2015. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned.  Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income for year ended December 31, 2017, 2016, and 2015, respectively, was $745,357, $231,598 and $54,109. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015, these accounts had higher overnight deposit rates. More recently, effective October 3, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. Both investments provided a higher rate than were available in money market products that had been utilized solely in the past. In addition, effective in December 2015, December 2016 and March, June and December 2017, interest rates paid on cash balances of the Fund increased in light of the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2018, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for 2017 were $2,678,613; total expenses for 2016 were $1,854,582 and $1,121,704 in 2015. This represents a $824,031 or 44% increase for 2017 over 2016 and a $1,556,909 or 139% increase for 2017 over 2015. The increase for 2017 over 2016 was driven by: 1) a $239,060 or 58% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $266,767 or 84% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $292,861 or 38% increase in distribution and marketing fees; 4) a $22,242, or 18% increase in custodian fees and expenses; 5) a $15,713 or 17% increase in general and administrative expenses; and 6) a $11,311 or 23% increase in brokerage commissions due to an increase in contracts purchased and rolled. These were partially offset by decreases of: 1) a ($18,383) or 47% in custodian fees and expenses; and 2) a ($5,540) or 13% decrease in other expenses. The increases year over year were generally due to higher average net assets relative to other funds.

The increase for 2017 over 2015 was driven by increases in all expense categories period over period except custodian fees and expenses. Increases were: 1) a $399,610 or 157% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $372,533 or 175% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $696,133 or 186% increase in distribution and marketing fees; 4) a $6,930 or 50% increase in business permits and license fees; 5) a $41,345 or 63% increase in in general and administrative expenses; 6) a $38,959 or 189% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 7) a $30,075 or 412% increase in other expenses. This was partially offset by a decrease of ($28,676) or 17% in custodian fees and expenses. The increases year over year were generally due to higher average net assets relative to other funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.09% in 2017, 4.47% in 2016, and 4.40% in 2015. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2017, the Sponsor waived fees of $323,244; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. The Sponsor permanently waived $140,028 of expenses in 2016 and $130,716 in 2015.

Total expenses net of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses, net”) for 2017, 2016 and 2015 were $2,355,369, $1,714,554, and $990,988 respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.60% in 2017, 4.13% in 2016 and 3.89% in 2015. Net investment loss, which includes the impact of expenses and interest income, was 2.46% in 2017, 3.57% in 2016, and 3.67% in 2015.

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

Net cash used in the Fund’s operating activities during the period was ($4,660,527) in 2017, ($14,596,770) in 2016 and ($9,370,175) in 2015. In 2017, proceeds from the sale of shares were $35,809,657 representing 5,375,000 shares while payments for redemption of shares were $31,148,810 representing 4,175,000 shares. In 2016, proceeds from the sale of shares were $51,690,600 representing 6,475,000 shares while payments for redemption of shares were $2,763,620 representing 325,000 shares. In 2015, proceeds from the sale of shares were $18,019,705 representing 1,675,000 shares while payments for the redemption of shares were $5,616,197 representing 525,000 shares.

The seasonality patterns for wheat futures prices are impacted by a variety of factors. These include, but are not limited to, the harvest in the fall, the planting conditions in the spring, and the weather throughout the critical germination and growing periods. Prices for wheat futures are affected by the availability and demand for substitute agricultural commodities, including corn andsoybeans. The price of wheat futures contracts is also influenced by global economic conditions, including the demand for exports to other countries. Such factors will impact the performance of the Fund and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors.

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

On December 31, 2017, the Fund held: 1) 17,158 shares of CORN with a fair value of $287,376; 2) 47,737 shares of WEAT with a fair value of $286,031; 3) 15,331 shares of SOYB with a fair value of $273,664; and 4) 29,524 shares of CANE with a fair value of $289,049.  The weighting on December 31, 2017 was 25% to CORN, 25% to WEAT, 25% to SOYB and 25% to CANE.

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

The chart below shows the percent change in the NAV per share for the Fund, the market price of the Fund shares, represented by the closing price of the Fund on the NYSE Arca or the mid-point of the 4 pm bid and ask if no closing price is available, and TTAGS for two periods. One period is December 31, 2016 compared to December 31, 2017. The second period is from the commencement of operations to December 31, 2017. The Benchmark does not reflect any impact of expenses, which would generally reduce the Fund’s NAV, or interest income, which would generally increase the NAV.  The actual results for the NAV do include the impacts of both expenses and interest income.

Period	Change in NAV per share	Change in Market Price	Change in the Benchmark (TTAGS)
December 31, 2016 to December 31, 2017	-13.58%	-13.94%	-13.25%
March 28, 2012 to December 31, 2017	-54.00%	-55.48%	-52.46%

For the Year Ended December 31, 2017 Compared to the Years Ended December 31, 2016 and 2015

On December 31, 2017, 2016 and 2015, the Fund had 50,002 shares outstanding.  The net assets of the Fund were $1,137,639 in 2017, $1,316,370 in 2016, and $1,329,390 in 2015.  There were no shares issued or redeemed in 2017, 2016 or 2015. Effective August 2, 2012, the Fund was at 50,002 shares outstanding which represents a minimum number of shares and there could be no further redemptions until additional shares are created.

Total net assets for the Fund were $1,137,639 on December 31, 2017, compared to $1,316,370 on December 31, 2016 and $1,329,390 on December 31, 2015. The Net Asset Values (“NAV”) per share related to these balances were $22.75, $26.33, and $26.59 respectively. When comparing December 31, 2017 with 2016, there was a decrease in total net assets of 14%, which was driven by a change in the NAV per share which decreased by ($3.58) or 14%. When comparing December 31, 2017 with 2015, there was an decrease in total net assets of 14%, which was driven by a change in the NAV per share which decreased by ($3.84) or 14%. The closing prices per share for 2017, 2016 and 2015, as reported by the NYSE Arca, were $22.10, $25.68, and $26.47, respectively.  The change from December 31, 2017 over prior years was a 14% decrease from 2016 and 17% decrease from 2015.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to December 31, 2017 and serves to illustrate the relative changes of these components.

Total loss for 2017 was ($172,520) resulting from the realized loss on the securities of the Underlying Funds totaling ($238,398) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $65,864. Total loss for the period in 2016 and 2015 was ($6,220) and ($316,186), respectively. Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark.  Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held.  The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor (“Total expenses”) for 2017 were $46,481; total expenses for 2016 were $45,259 and $200,236 in 2015. This represents a $1,222 or 3% increase for 2017 over 2016 and a ($153,755) or 77% decrease for 2017 over 2015. The increase for 2017 over 2016 was driven principally by: 1) a $3,015 or 25% increase in professional fees related to auditing, legal and tax preparation fees; and 2) a $67 or 12% increase in other expenses.  There were decreases in all other categories due to lower average net assets relative to the other Funds. There were decreases in all expense categories when comparing 2017 versus 2015. These decreases were driven principally by: 1) a ($9,926) or 40% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($131,875) or 98% decrease in custodian fees and expenses as a result of the servicing conversion to USBFS and U.S. Bank, N.A.; and 3) a ($6,993) or 80% decrease in general and administrative expenses. All other expense categories also decreased slightly. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.74% in 2017, 3.33% in 2016, and 13.97% in 2015.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the year ended December 31, 2017, the Sponsor waived fees of $40,270; the Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the year. The Sponsor permanently waived $38,459 of expenses in 2016 and $193,063 in 2015.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for 2017, 2016 and 2015 were $6,211, $6,800, and $7,173 respectively. The total expense ratio net of expenses waived by the Sponsor for these periods was 0.50% in 2017, 0.50% in 2016 and 0.50% in 2015.

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

Net cash provided by the Fund’s operating activities during the period was $114 in 2017, $545 in 2016, and $168 in 2015. There were no proceeds from creation baskets or payments for redemption baskets in 2017, 2016 or in 2015.

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

During the period from January 1, 2017 through December 31, 2017, the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of the Fund, as stated in the prospectus for each Fund.

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

Beginning August 2, 2012 and through December 31, 2017, TAGS has 50,002 shares currently outstanding; this represents the minimum number of shares and, thus, no shares can be redeemed until additional shares have been created.  This situation has, over the past 12 months, generated a situation in which the spread between bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range.  The situation does not affect the actual NAV of the Fund.

Off Balance Sheet Financing

As of December 31, 2017, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash and cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Commodity Interests.  Most of the assets of the Funds are held in cash and/or cash equivalents. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Commodity Interests change. Interest earned on interest-bearing assets of a Fund are paid to that Fund.

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

The Funds, other than TAGS, will generally retain cash positions of approximately 94% of total net assets; this balance represents the total net assets less the initial margin requirements held by the FCM. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are deemed by the Sponsor to be of investment level quality, 2) held in a money-market fund which is deemed to be a cash equivalent under the most recent SEC definition, or 3) held in a cash equivalent with a maturity of 90 days or less that is deemed by the Sponsor to be of investment level quality.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of December 31, 2017. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

Quantitative Risk Analysis

CORN:
	December 31, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2017	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures MAY18	1,265	$ 3.5900	$ 22,706,750	$ 20,436,075	$ 19,300,738	$ 18,165,400	$ 24,977,425	$ 26,112,763	$ 27,248,100
CBOT Corn Futures JUL18	1,060	$ 3.6725	$ 19,464,250	$ 17,517,825	$ 16,544,613	$ 15,571,400	$ 21,410,675	$ 22,383,888	$ 23,357,100
CBOT Corn Futures DEC18	1,184	$ 3.8400	$ 22,732,800	$ 20,459,520	$ 19,322,880	$ 18,186,240	$ 25,006,080	$ 26,142,720	$ 27,279,360
Total CBOT Corn Futures			$ 64,903,800	$ 58,413,420	$ 55,168,231	$ 51,923,040	$ 71,394,180	$ 74,639,371	$ 77,884,560

Shares outstanding			3,875,004	3,875,004	3,875,004	3,875,004	3,875,004	3,875,004	3,875,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$ 16.75	$ 15.07	$ 14.24	$ 13.40	$ 18.42	$ 19.26	$ 20.10
Total Net Asset Value per Share as reported			$ 16.75
Change in the Net Asset Value per Share				$ (1.67)	$ (2.51)	$ (3.35)	$ 1.67	$ 2.51	$ 3.35

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:
	December 31, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2017	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures MAR18	75	$ 9.6175	$ 3,606,563	$ 3,245,906	$ 3,065,578	$ 2,885,250	$ 3,967,219	$ 4,147,547	$ 4,327,875
CBOT Soybean Futures MAY18	63	$ 9.7300	$ 3,064,950	$ 2,758,455	$ 2,605,208	$ 2,451,960	$ 3,371,445	$ 3,524,693	$ 3,677,940
CBOT Soybean Futures NOV18	74	$ 9.7575	$ 3,610,275	$ 3,249,248	$ 3,068,734	$ 2,888,220	$ 3,971,303	$ 4,151,816	$ 4,332,330
Total CBOT Soybean Futures			$ 10,281,788	$ 9,253,609	$ 8,739,520	$ 8,225,430	$ 11,309,967	$ 11,824,056	$ 12,338,145

Shares outstanding			575,004	575,004	575,004	575,004	575,004	575,004	575,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$ 17.88	$ 16.09	$ 15.20	$ 14.30	$ 19.67	$ 20.56	$ 21.46
Total Net Asset Value per Share as reported			$ 17.85
Change in the Net Asset Value per Share				$ (1.79)	$ (2.68)	$ (3.58)	$ 1.79	$ 2.68	$ 3.58

Percent Change in the Net Asset Value per Share				-10.02%	-15.03%	-20.03%	10.02%	15.03%	20.03%

CANE:
	December 31, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2017	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAY18	113	$ 0.1502	$ 2,237,379	$ 2,013,641	$ 1,901,772	$ 1,789,903	$ 2,461,117	$ 2,572,986	$ 2,684,855
ICE #11 Sugar Futures JUL18	114	$ 0.1504	$ 1,920,307	$ 1,728,276	$ 1,632,261	$ 1,536,246	$ 2,112,338	$ 2,208,353	$ 2,304,369
ICE #11 Sugar Futures MAR19	126	$ 0.1569	$ 2,214,173	$ 1,992,756	$ 1,882,047	$ 1,771,338	$ 2,435,590	$ 2,546,299	$ 2,657,007
Total ICE #11 Sugar Futures			$ 6,371,859	$ 5,734,673	$ 5,416,080	$ 5,097,487	$ 7,009,045	$ 7,327,638	$ 7,646,231

Shares outstanding			650,004	650,004	650,004	650,004	650,004	650,004	650,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$ 9.80	$ 8.82	$ 8.33	$ 7.84	$ 10.78	$ 11.27	$ 11.76
Total Net Asset Value per Share as reported			$ 9.79
Change in the Net Asset Value per Share				$ (0.98)	$ (1.47)	$ (1.96)	$ 0.98	$ 1.47	$ 1.96

Percent Change in the Net Asset Value per Share				-10.01%	-15.02%	-20.03%	10.01%	15.02%	20.03%

WEAT:
	December 31, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2017	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures MAY18	976	$ 4.4025	$ 21,484,200	$ 19,335,780	$ 18,261,570	$ 17,187,360	$ 23,632,620	$ 24,706,830	$ 25,781,040
CBOT Wheat Futures JUL18	813	$ 4.5325	$ 18,424,613	$ 16,582,151	$ 15,660,921	$ 14,739,690	$ 20,267,074	$ 21,188,304	$ 22,109,535
CBOT Wheat Futures DEC18	893	$ 4.8200	$ 21,521,300	$ 19,369,170	$ 18,293,105	$ 17,217,040	$ 23,673,430	$ 24,749,495	$ 25,825,560
Total CBOT Wheat Futures			$ 61,430,113	$ 55,287,101	$ 52,215,596	$ 49,144,090	$ 67,573,124	$ 70,644,629	$ 73,716,135

Shares outstanding			10,250,004	10,250,004	10,250,004	10,250,004	10,250,004	10,250,004	10,250,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$ 5.99	$ 5.39	$ 5.09	$ 4.79	$ 6.59	$ 6.89	$ 7.19
Total Net Asset Value per Share as reported			$ 5.99
Change in the Net Asset Value per Share				$ (0.60)	$ (0.90)	$ (1.20)	$ 0.60	$ 0.90	$ 1.20

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

TAGS:
	December 31, 2017 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of December 31, 2017	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	17,158	$ 16.7488	$ 287,376	$ 258,638	$ 244,270	$ 229,901	$ 316,114	$ 330,482	$ 344,851
Teucrium Soybean Fund	15,331	$ 17.8504	$ 273,664	$ 246,298	$ 232,615	$ 218,932	$ 301,031	$ 314,714	$ 328,397
Teucrium Sugar Fund	29,524	$ 9.7903	$ 289,049	$ 260,144	$ 245,691	$ 231,239	$ 317,954	$ 332,406	$ 346,859
Teucrium Wheat Fund	47,737	$ 5.9918	$ 286,031	$ 257,428	$ 243,126	$ 228,824	$ 314,634	$ 328,935	$ 343,237
Total value of shares of the Underlying Funds			$ 1,136,120	$ 1,022,508	$ 965,702	$ 908,896	$ 1,249,733	$ 1,306,537	$ 1,363,344

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$ 22.72	$ 20.45	$ 19.31	$ 18.18	$ 24.99	$ 26.13	$ 27.27
Total Net Asset Value per Share as reported			$ 22.75
Change in the Net Asset Value per Share				$ (2.27)	$ (3.41)	$ (4.54)	$ 2.27	$ 3.41	$ 4.54

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.97%	9.99%	14.98%	19.97%

Qualitative Risk Analysis

Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussedbelow, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

The Sponsor, on behalf of the Teucrium Commodity Trust and each of the Funds that is a series of the Trust, assessed the effectiveness of both the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2017.  In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, management of the Sponsor believes that, as of December 31, 2017, the internal control over financial reporting of both the Trust and each of the Fund that is a series of the Trust is effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Sponsor, on behalf of the Trust and each Fund are responsible for establishing and maintaining adequate internal control over financial reporting. The Trust and each Fund’s internal control system is designed to provide reasonable assurance to the Sponsor regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Sponsor, including Dale Riker, Principal Executive Officer of the Sponsor, and Barbara Riker, Principal Financial Officer of the Sponsor, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, assessed the effectiveness of the Trust’s and each Fund’s internal control over financial reporting as of December 31, 2017.  In making this assessment, it used the criteria in the Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, Management believes that, as of December 31, 2017, the internal control over financial reporting is effective for the Trust and each Fund thereof.  Grant Thornton, the public accounting firm that audited the financial statement included herein for the year-ended 2017, has issued an attestation report on the Trust and each Fund’s internal control over financial reporting for that period.

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
115 Christina Landing Drive
Unit 2004
Wilmington, DE 19801
Phone: (302) 543-5977

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the Sponsor and persons who are beneficial owners of at least 10% a Fund’s Shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within ten calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Fund’s Shares and a Statement of Changes in Beneficial Ownership of Securities on Form 4 within two business days of a subsequent acquisition or disposition of Shares of a Fund and, unless all reportable transactions were previously reported on Form 3 or Form 4, an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 within 45 days after the Trust’s fiscal year-end.  For the year ended December 31, 2017, based solely on a review of the Section 16(a) reports furnished to the Trust and written representation by the Trust’s Section 16(a) reporting persons, to the best knowledge of the Sponsor, all such filings have been made within these prescribed timeframes.

Item 11. Executive Compensation

The Trust does not directly compensate any of the executive officers of the Sponsor.  The executive officers of the Sponsor are compensated by the Sponsor for the work they perform on behalf of the Trust.  The Trust does not set the amount or form of any portion of, the compensation paid to the executive officers by the Sponsor. Each of the series of the Trust, except for TAGS, is obligated to pay a management fee to the Sponsor at an annualized rate of 1.00% of average daily net assets. The Sponsor has the right to elect to waive the management fee for any Fund; that election may be changed by the Sponsor.  For 2017, the Funds recognized $1,540,701 in management fees to the Sponsor. In addition to the management fee, each Fund reimburses the Sponsor for expenses related to the operation of the Fund. These related party expenses are discussed in the Notes to the Financial Statements for the Trust and each Fund in Part II of this filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a.
Security Ownership of Certain Beneficial Owners. The following table sets forth information with respect to each person known to own beneficially more than 5% of the outstanding shares of any series in the Trust as of December 31, 2017, based on information known to the Sponsor.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
SOYB	Chang-Chen Koo San Marino CA, 91108	40,000 common units(1)	6.96%
CANE	Chang-Chen Koo San Marino CA, 91108	177,639 common units(1)	27.33%
CANE	Kenneth E. Weg Naples FL, 34103	90,000 common units(1)	13.85%
TAGS	Hunting Hill Equity Arbitrage, 420 Lexington Avenue, New York, NY 10170	13,822 common units(1)	27.64%
TAGS	Interactive Investor Services LTD, Exchange Court Duncombe Street, Leeds UK	4,500 common units(1)	9.00%
TAGS	Jane Street Capital LLC, 1 New York Plaza Floor 33, New York, NT 10004	3,508 common units(1)	7.02%
TAGS	Susquehanna Capital Group, 401 City Line Avenue, Suite 220, Bala Cynwyd PA 19004	2,999 common units(1)	6.00%

(1) These individuals and entities have not filed any public reports with the SEC.

b. Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of shares by the executive officers of the Sponsor as of December 31, 2017.  Except as listed, no other executive officer of the Sponsor is a beneficial owner of shares of any series of the Trust.

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and nature of Beneficial Ownership	(4) Percent of Class
CORN	Sal Gilbertie	401 common units	*
SOYB	Sal Gilbertie	100 common units	*
CANE	Sal Gilbertie	500 common units	*
WEAT	Sal Gilbertie	200 common units	*
TAGS	Sal Gilbertie	1,800 common units	3.60%
TAGS	Dale Riker	200 common units(1)	*

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

Item 14. Principal Accountant Fees and Services

Fees paid by the Trust for services performed by Grant Thornton, for the years ended December 31, 2017 and December 31, 2016 were:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Audit fees - Grant Thornton	$492,975	$427,350

The Sponsor approved all services provided by Grant Thornton above. The Sponsor preapproves all audit and non-audit services, if any, of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

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

(13)    Filed herein.

 TEUCRIUM COMMODITY TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017

Report of Independent Registered Public Accounting Firm

To the Sponsor of
     Teucrium Commodity Trust

Opinion on the financial statements
We have audited the accompanying combined statements of assets and liabilities of Teucrium Commodity Trust (a Delaware statutory Trust) (the “Trust”), including the combined schedules of investments, as of December 31, 2017 and 2016, the related combined statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trusts’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2014.

New York, New York
March 16, 2018

Report of Independent Registered Public Accounting Firm

To the Sponsor of
     Teucrium Commodity Trust

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Commodity Trust (a Delaware statutory Trust) (the “Trust”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the combined financial statements of the Trust as of and for the year ended December 31, 2017, and our report dated March 16, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
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

/s/ GRANT THORNTON LLP

New York, New York
March 16, 2018

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$137,945,626	$145,323,469
Restricted cash	-	151,684
Interest receivable	255	708
Other assets	6,748	27,135
Equity in trading accounts:
Commodity futures contracts	909,281	542,647
Due from broker	9,987,671	13,782,616
Total equity in trading accounts	10,896,952	14,325,263
Total assets	$148,849,581	$159,828,259

Liabilities
Management fee payable to Sponsor	125,149	129,201
Other liabilities	99,909	15,916
Equity in trading accounts:
Commodity futures contracts	5,677,771	5,725,955
Total liabilities	5,902,829	5,871,072

Net Assets	$142,946,752	$153,957,187

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED SCHEDULE OF INVESTMENTS
December 31, 2017
Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $2,874)	$2,874	0.00%	2,874
Blackrock FedFund - Institutional Class (cost $140)	140	0.00	140
Total money market funds	$3,014	0.00%

			Principal Amount
Commercial Paper
Boston Scientific Corporation 1.709% (cost: $4,992,208 due 1/16/2018)	$4,996,458	3.50%	5,000,000
Canadian Natural Resources Limited 1.759% (cost: $4,990,034 due 1/31/2018)	4,992,708	3.49	5,000,000
E. I. du Pont de Nemours and Company 1.67% (cost: $4,981,556 due 3/5/2018)	4,985,474	3.49	5,000,000
Enbridge Energy Partners, L.P. 2.198% (cost: $4,976,980 due 3/5/2018)	4,980,918	3.48	5,000,000
Equifax Inc. 1.709% (cost: $4,987,958 due 1/5/2018)	4,999,056	3.50	5,000,000
Ford Motor Credit Company LLC 1.407% (cost: $4,982,500 due 1/10/2018)	4,998,250	3.50	5,000,000
Glencore Funding LLC 1.424% (cost: $4,982,496 due 1/17/2018)	4,996,854	3.50	5,000,000
HP Inc. 1.648% (cost: $4,992,028 due 1/22/2018)	4,995,216	3.49	5,000,000
Oneok, Inc. 1.749% (cost: $4,994,684 due 1/5/2018)	4,999,034	3.50	5,000,000
VW Credit, Inc. 1.61% (cost: $4,980,000 due 3/6/2018)	4,985,778	3.49	5,000,000
Total Commercial Paper (total cost: $49,860,444)	49,929,746	34.94
Total Cash Equivalents	$49,932,760	34.94%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL18 (1,060 contracts)	$120,487	0.08%	$19,464,250

United States sugar futures contracts
ICE sugar futures MAY18 (133 contracts)	94,539	0.07	2,237,379
ICE sugar futures JUL18 (114 contracts)	89,780	0.06	1,920,307

United States wheat futures contracts
CBOT wheat futures JUL18 (813 contracts)	604,475	0.42	18,424,613
Total commodity futures contracts	$909,281	0.63%	$42,046,549

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY18 (1,265 contracts)	$821,825	0.57%	$22,706,750
CBOT corn futures DEC18 (1,184 contracts)	1,140,225	0.80	22,732,800

United States soybean futures contracts
CBOT soybean futures MAR18 (75 contracts)	174,063	0.12	3,606,563
CBOT soybean futures MAY18 (63 contracts)	152,338	0.11	3,064,950
CBOT soybean futures NOV18 (74 contracts)	121,662	0.09	3,610,275

United States sugar futures contracts
ICE sugar futures MAR19 (126 contracts)	67,133	0.05	2,214,173

United States wheat futures contracts
CBOT wheat futures MAY18 (976 contracts)	1,182,225	0.83	21,484,200
CBOT wheat futures DEC18 (893 contracts)	2,018,300	1.41	21,521,300
Total commodity futures contracts	$5,677,771	3.98%	$100,941,011

Exchange-traded funds*			Shares
Teucrium Corn Fund	$287,376	0.20%	17,158
Teucrium Soybean Fund	273,664	0.19	15,331
Teucrium Sugar Fund	289,049	0.20	29,524
Teucrium Wheat Fund	286,031	0.20	47,737
Total exchange-traded funds (cost $1,790,621)	$1,136,120	0.79%

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

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(13,335,506)	$(16,163,531)	$(15,729,142)
Net change in unrealized appreciation or depreciation on commodity futures contracts	414,818	508,136	(7,378,689)
Interest income	1,755,765	725,493	221,809
Total loss	(11,164,923)	(14,929,902)	(22,886,022)

Expenses
Management fees	1,540,701	1,309,046	1,143,253
Professional fees	1,476,719	1,540,639	1,197,938
Distribution and marketing fees	2,598,296	2,287,894	1,763,168
Custodian fees and expenses	346,295	359,937	779,473
Business permits and licenses fees	93,026	104,956	88,529
General and administrative expenses	273,423	286,251	311,620
Brokerage commissions	158,207	155,345	71,854
Other expenses	94,051	102,591	60,809
Total expenses	6,580,718	6,146,659	5,416,644

Expenses waived by the Sponsor	(1,028,899)	(838,015)	(980,683)

Total expenses, net	5,551,819	5,308,644	4,435,961

Net loss	$(16,716,742)	$(20,238,546)	$(27,321,983)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operations
Net loss	$(16,716,742)	$(20,238,546)	$(27,321,983)
Capital transactions
Issuance of Shares	91,549,498	121,278,251	32,803,944
Redemption of Shares	(85,848,091)	(46,688,821)	(51,232,764)
Net change in the cost of the Underlying Funds	4,900	4,816	318
Total capital transactions	5,706,307	74,594,246	(18,428,502)

Net change in net assets	(11,010,435)	54,355,700	(45,750,485)

Net assets, beginning of period	153,957,187	99,601,487	145,351,972

Net assets, end of period	$142,946,752	$153,957,187	$99,601,487

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(16,716,742)	$(20,238,546)	$(27,321,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(414,818)	(508,136)	7,378,689
Changes in operating assets and liabilities:
Due from broker	3,794,945	(1,992,193)	(8,824,417)
Interest receivable	453	68	9,219
Other assets	20,387	696,315	(130,874)
Due to broker	-	-	(60,805)
Management fee payable to Sponsor	(4,052)	46,338	(48,962)
Other liabilities	83,993	7,767	(130,524)
Net cash used in operating activities	(13,235,834)	(21,988,387)	(29,129,657)

Cash flows from financing activities:
Proceeds from sale of Shares	91,549,498	121,278,251	32,803,944
Redemption of Shares	(85,848,091)	(46,688,821)	(53,228,949)
Net change in cost of the Underlying Funds	4,900	4,816	318
Net cash provided by (used in) financing activities	5,706,307	74,594,246	(20,424,687)

Net change in cash, cash equivalents, and restricted cash	(7,529,527)	52,605,859	(49,554,344)
Cash, cash equivalents, and restricted cash, beginning of period	145,475,153	92,869,294	142,423,637
Cash, cash equivalents, and restricted cash end of period	$137,945,626	$145,475,153	$92,869,293

 The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

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

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT.  On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. On June 30, 2014, subsequent registration statements for CANE, SOYB and WEAT were declared effective by the SEC. On July 15, 2016, a subsequent registration statement for WEAT was declared effective. This registration statement for WEAT registered an additional 24,050,000 shares. On May 1, 2017, a subsequent registration statement for SOYB and CANE was declared effective by the SEC.

On February 10, 2012, the initial Form S-1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012. On April 30, 2015, a subsequent registration statement for TAGS was declared effective by the SEC.

The Sponsor is a member of the National Futures Association (the "NFA") and became a commodity pool operator ("CPO") registered with the Commodity Futures Trading Commission (the "CFTC") effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor ("CTA") with the NFA effective September 8, 2017.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.

For custody services, the Funds pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the year ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and USBFS. For the years ended December 31, the Funds recognized $346,295 in 2017, $359,937 in 2016, and $779,473 in 2015, respectively, for these services, which is recorded in custodian fees and expenses on the combined statements of operations; of these expenses $43,464 in 2017, $61,735 in 2016, and $538,688 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the years ended December 31, the Funds recognized $184,118 in 2017, $147,940 in 2016, and $149,080 in 2015, respectively, for these services, which is recorded in distribution and marketing fees on the combined statements of operations; of these expenses $48,147 in 2017, $19,815 in 2016, and $10,251 in 2015 were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn in 2015. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the years ended December 31, the Funds recognized $158,207 in 2017, $155,345 in 2016, and $71,854 in 2015, respectively, for these services, which is recorded in brokerage commissions on the combined statement of operations; of these expenses $0 in 2017, $0 in 2016, and $30,000 in 2015 was waived by the Sponsor.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300. The Funds recognized $3,072 for these services in 2017, $3,039 in 2016 and $3,002 in 2015, which is recorded in business permits and licenses fees on the combined statements of operations; of this expense $1,515 in 2017, $3,039 in 2016, and $557 in 2015 were waived by the Sponsor.

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

In accordance with ASU 2016-18 issued by the Financial Accounting Standards Board ("FASB"), the presentation of cash and cash equivalents and restricted cash is disaggregated by line item on the combined statements of assets and liabilities and sum to the total amount of cash, cash equivalents, and restricted cash at the end of the corresponding period shown on the combined statements of cash flows. This update in presentation did not have a material impact on the financial statements and disclosures of the Trust and the Funds.

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

Beginning in October 2017, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the combined statements of assets and liabilites and in cash, cash equivalents and restricted cash on the combined statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

The Trust, as a Delaware statutory trust, is considered a trust for federal tax purposes and is, thus, a pass through entity. For United States federal income tax purposes, the Funds will be treated as partnerships. Therefore, the Funds do not record a provision for income taxes because the shareholders report their share of a Fund’s income or loss on their income tax returns. The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes.

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2017, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2017, 2016, 2015, and 2014. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2017, 2016 and 2015.

The Funds may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws. The Funds’ management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. In the opinion of the Sponsor, the 2017 Tax Cuts and Jobs Act, will not have a significant impact on the Trust or the Funds and did not have a significant impact on the financial statements of the Trust and the Funds.

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

CORN: 50,000 shares representing 2 baskets
SOYB: 50,000 shares representing 2 baskets
CANE: 50,000 shares representing 2 baskets
WEAT: 50,000 shares representing 2 baskets
TAGS: 50,000 shares representing 2 baskets (at minimum level as of December 31, 2017, 2016 and 2015)

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust had a balance of $3,014 and $1,412,423 in money market funds at December 31, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand-deposit savings accounts, which is classified as cash and not as cash equivalents. The Funds had a balance of $88,013,073 and $143,915,277 in demand-deposit savings accounts on December 31, 2017 and December 31, 2016, respectively.  Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Funds had a balance of $49,929,746 in commercial paper contracts on December 31, 2017. The above changes resulted in a reduction in the balance held in money market and demand-deposit savings accounts, respectively.

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  Per the amended agreement between the Sponsor and The Bank of New York Mellon dated August 14, 2015, certain cash amounts for each Fund, except in the case of TAGS, are to remain at The Bank of New York Mellon until amounts for services and early termination fees are paid.  The amended agreement allows for payments for such amounts owed to be made through December 31, 2017. Cash balances that are held in custody at The Bank of New York Mellon under this amended agreement are reflected as restricted cash on the financial statements of the Trust and Funds. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the combined statements of assets and liabilities that sum to the total of the same such amounts shown in the combined statements of cash flows.

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$137,945,626	$145,323,469	$92,561,610
Restricted cash	-	151,684	307,683
Total cash, cash equivalents, and restricted cash shown in the combined statements of cash flows	$137,945,626	$145,475,153	$92,869,293

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Fund’s sponsor, Teucrium Trading, LLC (the “Sponsor”), is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as, certain aspects of accounting, financial reporting, regulatory compliance and trading activities. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the years ended December 31, the Funds recognized $2,196,388 in 2017, $1,825,552 in 2016, and $1,601,237 in 2015, respectively, for these services, which are primarily recorded in distribution and marketing fees on the combined statements of operations, of these expenses, $453,736 in 2017, $457,658 in 2016, and $138,262 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the year ended December 31, 2017 there were $1,028,899 of expenses that were on the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $409,562 for CORN, $126,489 for SOYB, $129,334 for CANE, $323,244 for WEAT, and $40,270 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On December 31, 2017 and 2016, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2017 and 2016, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Sponsor elected to early adopt ASU 2016-18 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Sponsor elected to early adopt ASU 2016-15 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Funds record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards are not expected to have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Funds record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This standard is not expected to have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of December 31, 2017 and December 31, 2016:

December 31, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$49,932,760	$-	$-	$49,932,760
Commodity Futures Contracts
Corn futures contracts	120,487	-	-	120,487
Sugar futures contracts	184,319	-	-	184,319
Wheat futures contracts	604,475	-	-	604,475
Total	$50,842,041	$-	$-	$50,842,041

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Commodity Futures Contracts
Corn futures contracts	$1,962,050	$-	$-	$1,962,050
Soybeans futures contracts	448,063	-	-	448,063
Sugar futures contracts	67,133	-	-	67,133
Wheat futures contracts	3,200,525	-	-	3,200,525
Total	$5,677,771	$-	$-	$5,677,771

December 31, 2016
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Cash Equivalents	$1,412,423	$-	$-	$1,412,423
Commodity Futures Contracts
Soybeans futures contracts	357,500	-	-	357,500
Sugar futures contracts	185,147	-	-	185,147
Total	$1,955,070	$-	$-	$1,955,070

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Commodity Futures Contracts
Corn futures contracts	$1,460,800	$-	$-	$1,460,800
Soybeans futures contracts	12,025	-	-	12,025
Sugar futures contracts	331,542	-	-	331,542
Wheat futures contracts	3,921,588	-	-	3,921,588
Total	$5,725,955	$-	$-	$5,725,955

For the years ended December 31, 2017 and 2016, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 4 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2017 and 2016, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2017 and 2016.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities

Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$120,487	$-	$120,487	$120,487	$-	$-
Sugar futures contracts	$184,319	$-	$184,319	$67,133	$-	$117,186
Wheat futures contracts	$604,475	$-	$604,475	$604,475	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities

Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,962,050	$-	$1,962,050	$120,487	$1,841,563	$-
Soybeans futures contracts	$448,063	$-	$448,063	$-	$ 448,063	$-
Sugar futures contracts	$67,133	$-	$67,133	$67,133	$-	$-
Wheat futures contracts	$3,200,525	$-	$3,200,525	$604,475	$2,596,050	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2016
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities

Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybeans futures contracts	$357,500	$-	$357,500	$12,025	$-	$345,475
Sugar futures contracts	$185,147	$-	$185,147	$185,147	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)

				Gross Amount Not Offset in the Statement of Assets and Liabilities

Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,460,800	$-	$1,460,800	$-	$1,460,800	$-
Soybeans futures contracts	$12,025	$-	$12,025	$12,025	$-	$-
Sugar futures contracts	$331,542	$-	$331,542	$185,147	$146,395	$-
Wheat futures contracts	$3,921,588	$-	$3,921,588	$-	$3,921,588	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Trust:

Year ended December 31, 2017
Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation or Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(5,603,513)	$(380,763)
Soybeans futures contracts	8,425	(793,538)
Sugar futures contracts	(2,435,305)	263,581
Wheat futures contracts	(5,305,113)	1,325,538
Total commodity futures contracts	$(13,335,506)	$414,818

Year ended December 31, 2016
	Realized (Loss) Gain on	Net Change in Unrealized Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contacts
Commodity price
Corn futures contracts	$(9,438,913)	$2,447,750
Soybean futures contracts	939,088	567,962
Sugar futures contracts	1,967,694	(510,451)
Wheat futures contracts	(9,631,400)	(1,997,125)
Total commodity futures contracts	$(16,163,531)	$508,136

Year ended December 31, 2015
	Realized Loss on	Net Change in Unrealized Appreciation or Depreciation on
Primary Underlying Risk	Commodity Futures Contracts	Commodity Futures Contacts
Commodity price
Corn futures contracts	$(8,533,650)	$(5,660,263)
Soybean futures contracts	(1,355,738)	54,526
Sugar futures contracts	(1,279,891)	868,011
Wheat futures contracts	(4,559,863)	(2,640,963)
Total commodity futures contracts	$(15,729,142)	$(7,378,689)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $153.9 million in 2017, $132.4 million in 2016, and $108.8 million in 2015.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

December 31, 2017

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,875,004	$64,901,479
Teucrium Soybean Fund	575,004	10,264,025
Teucrium Sugar Fund	650,004	6,363,710
Teucrium Wheat Fund	10,250,004	61,416,019
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,137,639
Less: Investment in the Underlying Funds		(1,136,120)
Net for the Fund in the combined net assets of the Trust		1,519
Total		$142,946,752

December 31, 2016

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,900,004	$73,213,541
Teucrium Soybean Fund	675,004	12,882,100
Teucrium Sugar Fund	425,004	5,513,971
Teucrium Wheat Fund	9,050,004	62,344,759
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,316,370
Less: Investment in the Underlying Funds		(1,313,554)
Net for the Fund in the combined net assets of the Trust		2,816
Total		$153,957,187

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the period-ended December 31, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN: Effective January 2, 2018, the Sponsor established a demand deposit account for CORN at Mascoma Savings Bank.

SOYB: Effective January 2, 2018, the Sponsor established a demand deposit account for SOYB at Mascoma Savings Bank.

Beginning in the first quarter on 2018, the Sponsor established an account at Morgan Stanley for SOYB for the purposes of investing a portion of available assets in commercial paper as described in the prospectus supplement dated January 16, 2018.

The total net assets of the Fund increased by $5,744,847 or 56% the period from December 31, 2017 through March 14, 2018. This was driven by a 48% increase in the shares outstanding and a 5% increase in the net asset value per share.

CANE: Effective January 2, 2018, the Sponsor established a demand deposit account for CANE at Mascoma Savings Bank.

Beginning in the first quarter on 2018, the Sponsor established an account at Morgan Stanley for CANE for the purposes of investing a portion of available assets in commercial paper as described in the prospectus supplement dated January 16, 2018.

The total net assets of the Fund increased by $1,523,512 or 24% the period from December 31, 2017 through March 14, 2018. This was driven by a 42% increase in the shares outstanding and a 13% decrease in the net asset value per share.

WEAT: Effective January 2, 2018, the Sponsor established a demand deposit account for WEAT at Mascoma Savings Bank.

TAGS: Nothing to Report

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Corn Fund

Opinion on the financial statements
We have audited the accompanying statements of assets and liabilities of Teucrium Corn Fund (the “Fund”), including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York
March 16, 2018

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Corn Fund

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Corn Fund (the “Fund”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2017, and our report dated March 16, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
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

/s/ GRANT THORNTON LLP

New York, New York
March 16, 2018

TEUCRIUM CORN FUND
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$63,139,461	$69,072,284
Interest receivable	73	339
Other assets	2,772	10,451
Equity in trading accounts:
Commodity futures contracts	120,487	-
Due from broker	3,703,896	5,664,656
Total equity in trading accounts	3,824,383	5,664,656
Total assets	66,966,689	74,747,730

Liabilities
Management fee payable to Sponsor	55,432	65,165
Other liabilities	47,728	8,224
Equity in trading accounts:
Commodity futures contracts	1,962,050	1,460,800
Total liabilities	2,065,210	1,534,189

Net assets	$64,901,479	$73,213,541

Shares outstanding	3,875,004	3,900,004

Net asset value per share	$16.75	$18.77

Market value per share	$16.77	$18.71

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
SCHEDULE OF INVESTMENTS
December 31, 2017

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $100)	$100	0.00%	100
Blackrock FedFund - Institutional Class (cost $70)	70	0.00	70
Total money market funds	$170	0.00%

			Principal Amount
Commercial Paper
Boston Scientific Corporation 1.709% (cost: $2,496,104 due 1/16/2018)	$2,498,229	3.85%	2,500,000
Canadian Natural Resources Limited 1.759% (cost: $2,495,017 due 1/31/2018)	2,496,354	3.85	2,500,000
E. I. du Pont de Nemours and Company 1.67% (cost: $2,490,778 due 3/5/2018)	2,492,737	3.84	2,500,000
Enbridge Energy Partners, L.P. 2.198% (cost: $2,488,490 due 3/5/2018)	2,490,459	3.84	2,500,000
Equifax Inc. 1.709% (cost: $2,493,979 due 1/5/2018)	2,499,528	3.85	2,500,000
Ford Motor Credit Company LLC 1.407% (cost: $2,491,250 due 1/10/2018)	2,499,125	3.85	2,500,000
Glencore Funding LLC 1.424% (cost: $2,491,248 due 1/17/2018)	2,498,427	3.85	2,500,000
HP Inc. 1.648% (cost: $2,496,014 due 1/22/2018)	2,497,608	3.85	2,500,000
Oneok, Inc. 1.749% (cost: $2,497,342 due 1/5/2018)	2,499,517	3.85	2,500,000
VW Credit, Inc. 1.61% (cost: $2,490,000 due 3/6/2018)	2,492,889	3.84	2,500,000
Total Commercial Paper (total cost: $24,930,222)	$24,964,873	38.47%
Total Cash Equivalents	$24,965,043	38.47%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL18 (1,060 contracts)	$120,487	0.19%	$19,464,250

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY18 (1,265 contracts)	$821,825	1.27%	$22,706,750
CBOT corn futures DEC18 (1,184 contracts)	1,140,225	1.76	22,732,800
Total commodity futures contracts	$1,962,050	3.03%	$45,439,550

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
SCHEDULE OF INVESTMENTS
December 31, 2016

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $692,293)	$692,293	0.95%	692,293

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY17 (1,438 contracts)	$50,713	0.07%	$25,704,250
CBOT corn futures JUL17 (1,207 contracts)	576,650	0.79	21,982,488
CBOT corn futures DEC17 (1,347 contracts)	833,437	1.14	25,593,000
Total commodity futures contracts	$1,460,800	2.00%	$73,279,738

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(5,603,513)	$(9,438,913)	$(8,533,650)
Net change in unrealized depreciation or appreciation on commodity futures contracts	(380,763)	2,447,750	(5,660,263)
Interest income	778,560	396,679	146,905
Total loss	(5,205,716)	(6,594,484)	(14,047,008)

Expenses
Management fees	682,674	719,183	779,808
Professional fees	633,381	1,049,134	745,650
Distribution and marketing fees	1,177,003	1,160,864	1,199,576
Custodian fees and expenses	153,987	183,452	187,264
Business permits and licenses fees	25,251	16,887	26,852
General and administrative expenses	125,534	142,932	206,490
Brokerage commissions	79,700	96,725	41,250
Other expenses	41,406	42,739	45,642
Total expenses	2,918,936	3,411,916	3,232,532

Expenses waived by the Sponsor	(409,562)	(442,333)	(96,068)

Total expenses, net	2,509,374	2,969,583	3,136,464

Net loss	$(7,715,090)	$(9,564,067)	$(17,183,472)

Net loss per share	$(2.02)	$(2.47)	$(5.38)
Net loss per weighted average share	$(2.08)	$(2.66)	$(5.30)
Weighted average shares outstanding	3,714,045	3,598,843	3,243,223

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operations
Net loss	$(7,715,090)	$(9,564,067)	$(17,183,472)
Capital transactions
Issuance of Shares	25,173,968	57,591,933	8,538,198
Redemption of Shares	(25,770,940)	(35,870,548)	(38,758,010)
Total capital transactions	(596,972)	21,721,385	(30,219,812)
Net change in net assets	(8,312,062)	12,157,318	(47,403,284)

Net assets, beginning of period	$73,213,541	$61,056,223	$108,459,507

Net assets, end of period	$64,901,479	$73,213,541	$61,056,223

Net asset value per share at beginning of period	$18.77	$21.24	$26.62

Net asset value per share at end of period	$16.75	$18.77	$21.24

Creation of Shares	1,325,000	2,875,000	350,000
Redemption of Shares	1,350,000	1,850,000	1,550,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(7,715,090)	$(9,564,067)	$(17,183,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation or appreciation on commodity futures contracts	380,763	(2,447,750)	5,660,263
Changes in operating assets and liabilities:
Due from broker	1,960,760	1,741,282	(5,792,163)
Interest receivable	266	40	6,950
Other assets	7,679	494,901	(67,356)
Management fee payable to Sponsor	(9,733)	11,436	(45,069)
Other liabilities	39,504	4,968	(111,563)
Net cash used in operating activities	(5,335,851)	(9,759,190)	(17,532,410)

Cash flows from financing activities:
Proceeds from sale of Shares	25,173,968	57,591,933	8,538,198
Redemption of Shares	(25,770,940)	(35,870,548)	(40,754,195)
Net cash (used in) provided by financing activities	(596,972)	21,721,385	(32,215,997)

Net change in cash and cash equivalents	(5,932,823)	11,962,195	(49,748,407)
Cash and cash equivalents, beginning of period	69,072,284	57,110,089	106,858,496
Cash and cash equivalents, end of period	$63,139,461	$69,072,284	$57,110,089

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

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

The Fund commenced investment operations on June 9, 2010 and has a fiscal year ending on December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the "NFA") and became a commodity pool operator ("CPO") registered with the Commodity Futures Trading Commission (the "CFTC") effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor ("CTA") with the NFA effective September 8, 2017.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Fund. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”) is 615 E. Michigan Street, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.

For custody services, the Funds pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the years ended December 31, the Fund recognized $153,987 in 2017, $183,452 in 2016, and $187,264 in 2015, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of this expense $11,607 in 2017, $44,442 in 2016, and $57,714 in 2015 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the years ended December 31, the Fund recognized $81,940 in 2017,  $76,491 in 2016, and $95,978 in 2015, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of this expense $20,150 in 2017, $12,779 in 2016 and $0 in 2015 were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn in 2015. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the years ended December 31, the Fund recognized $79,700 in 2017, $96,725 in 2016, and $41,250 in 2015, respectively, for these services, which is recorded in brokerage commission on the statements of operations; of this expense $0 in 2017, $0 in 2016, and $18,000 in 2015 were waived by the Sponsor.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300. For the years ended December 31, the Fund recognized $1,311 in 2017, $1,550 in 2016, and $1,560 in 2015, respectively, for these services, which is recorded in business permits and licenses fees on the statements of operations; of this expense $1,311 in 2017, $1,550 in 2016, and $0 in 2015 were waived by the Sponsor.

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

Beginning in October 2017, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

For United States federal income tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2017, 2016, 2015, and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2017, 2016, and 2015.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws. The Fund’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. In the opinion of the Sponsor, the 2017 Tax Cuts and Jobs Act, will not have a significant impact on the Fund and did not have a significant impact on the financial statements of the Fund.

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

Cash and Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its cash equivalents on deposit with banks. The Fund had a balance of $170 and $692,293 in money market funds at December 31, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $38,174,688 and $68,382,027 in demand-deposit savings accounts on December 31, 2017 and December 31, 2016 respectively. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund had a balance of $24,964,873 in commercial paper contracts on December 31, 2017. The above changes resulted in a reduction in the balance held in money market funds and demand-deposit savings accounts, respectively.

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
Subtracting any liabilities

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds, such as certain aspects of accounting, financial reporting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the years ended December 31, the Fund recognized $998,194 in 2017, $936,695 in 2016, and $1,034,163 in 2015, respectively, for these expenses, which are primarily recorded in distribution and marketing fees on the statements of operations; of these amounts $215,815 in 2017, $275,884 in 2016, and $20,000 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2017 there were $409,562 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On December 31, 2017 and 2016, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2017 and 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Sponsor elected to early adopt ASU 2016-18 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Sponsor elected to early adopt ASU 2016-15 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards are not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This standard is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2017 and December 31, 2016:

December 31, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$24,965,043	$-	$-	$24,965,043
Corn Futures Contracts	120,487	-	-	120,487
Total	$25,085,530	$-	$-	$25,085,530

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Corn Futures Contracts	$1,962,050	$-	$-	$1,962,050

December 31, 2016
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Cash equivalents	$692,293	$-	$-	$692,293

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Corn futures contracts	$1,460,800	$-	$-	$1,460,800

For the years ended December 31, 2017 and 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2017 and 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2017 and 2016.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn Futures Contracts	$120,487	$-	$120,487	$120,487	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn Futures Contracts	$1,962,050	$-	$1,962,050	$120,487	$1,841,563	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn Futures Contracts	$1,460,800	$-	$1,460,800	$-	$ 1,460,800	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2017

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Corn futures contracts	$(5,603,513)	$(380,763)

Year ended December 31, 2016

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Corn futures contracts	$(9,438,913)	$2,447,750

Year ended December 31, 2015

		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Corn futures contracts	$(8,533,650)	$(5,660,263)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $67.5 million in 2017, $71.6 million in 2016, and $71 million in 2015.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2017, 2016 and 2015. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Per Share Operation Performance
Net asset value at beginning of period	$18.77	$21.24	$26.62
Income (loss) from investment operations:
Investment income	0.21	0.11	0.05
Net realized and unrealized loss on commodity futures contracts	(1.55)	(1.75)	(4.46)
Total expenses, net	(0.68)	(0.83)	(0.97)
Net decrease in net asset value	(2.02)	(2.47)	(5.38)
Net asset value at end of period	$16.75	$18.77	$21.24
Total Return	(10.76)%	(11.63)%	(20.21)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.28%	4.74%	4.15%
Total expenses, net	3.68%	4.13%	4.03%
Net investment loss	(2.54)%	(3.58)%	(3.84)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Corn Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2017 and 2016.

	Three months ended March 31, 2017	Three months ended June 30, 2017	Three months ended September 30, 2017	Three months ended December 31, 2017
Total Income (Loss)	$1,369,398	$910,237	$(4,763,833)	$(2,721,518)
Total Expenses	724,668	762,626	729,672	701,970
Total Expenses, net	689,668	628,806	633,836	557,064
Net Income (Loss)	679,730	281,431	(5,397,669)	(3,278,582)
Net Income (Loss) per share	$0.24	$0.08	$(1.49)	$(0.85)

	Three months ended March 31, 2016	Three months ended June 30, 2016	Three months ended September 30, 2016	Three months ended December 31, 2016
Total (Loss) Income	$(2,166,864)	$190,068	$(5,440,285)	$822,595
Total Expenses	773,352	700,320	878,103	1,060,142
Total Expenses, net	773,352	700,320	743,942	751,969
Net (Loss) Income	(2,940,216)	(510,252)	(6,184,227)	70,626
Net (Loss) Income per share	$(1.05)	$0.15	$(1.63)	$0.06

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund is not obligated to reimburse these costs to the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Effective January 2, 2018, the Sponsor established a demand deposit account for CORN at Mascoma Savings Bank.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Soybean Fund

Opinion on the financial statements
We have audited the accompanying statements of assets and liabilities of Teucrium Soybean Fund (the “Fund”), including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York
March 16, 2018

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Soybean Fund

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Soybean Fund (the “Fund”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2017, and our report dated March 16, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
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

/s/ GRANT THORNTON LLP

New York, New York
March 16, 2018

TEUCRIUM SOYBEAN FUND
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$9,942,185	$12,300,383
Restricted cash	-	77,616
Interest receivable	22	38
Other assets	1,839	4,104
Equity in trading accounts:
Commodity futures contracts	-	357,500
Due from broker	789,636	170,973
Total equity in trading accounts	789,636	528,473
Total assets	10,733,682	12,910,614

Liabilities
Management fee payable to Sponsor	12,111	11,891
Other liabilities	9,483	4,598
Equity in trading accounts:
Commodity futures contracts	448,063	12,025
Total liabilities	469,657	28,514

Net assets	$10,264,025	$12,882,100

Shares outstanding	575,004	675,004

Net asset value per share	$17.85	$19.08

Market value per share	$17.88	$19.10

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
SCHEDULE OF INVESTMENTS
December 31, 2017

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $100)	$100	0.00%	100

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR18 (75 contracts)	$174,063	1.70%	$3,606,563
CBOT soybean futures MAY18 (63 contracts)	152,338	1.48	3,064,950
CBOT soybean futures NOV18 (74 contracts)	121,662	1.19	3,610,275
Total commodity futures contracts	$448,063	4.37%	$10,281,788

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
SCHEDULE OF INVESTMENTS
December 31, 2016

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $185,661)	$185,661	1.44%	185,661

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR17 (90 contracts)	$107,125	0.83%	$4,518,000
CBOT soybean futures NOV17 (91 contracts)	250,375	1.95	4,501,088
Total commodity futures contracts	$357,500	2.78%	$9,019,088

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAY17 (76 contracts)	$12,025	0.09%	$3,847,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$8,425	$939,088	$(1,355,738)
Net change in unrealized depreciation or appreciation on commodity futures contracts	(793,538)	567,962	54,526
Interest income	152,945	65,157	13,129
Total (loss) income	(632,168)	1,572,207	(1,288,083)

Expenses
Management fees	133,058	118,439	73,362
Professional fees	179,081	113,387	148,286
Distribution and marketing fees	209,915	218,086	117,180
Custodian fees and expenses	28,109	34,515	146,752
Business permits and licenses fees	17,505	18,288	16,608
General and administrative expenses	24,282	32,260	21,654
Brokerage commissions	8,462	1,507	6,043
Other expenses	9,689	10,111	4,465
Total expenses	610,101	546,593	534,350

Expenses waived by the Sponsor	(126,489)	(68,914)	(304,609)

Total expenses, net	483,612	477,679	229,741

Net (loss) income	$(1,115,780)	$1,094,528	$(1,517,824)

Net (loss) income per share	$(1.23)	$1.74	$(3.45)
Net (loss) income per weighted average share	$(1.55)	$1.76	$(3.93)
Weighted average shares outstanding	717,607	623,023	386,237

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operations
Net (loss) income	$(1,115,780)	$1,094,528	$(1,517,824)
Capital transactions
Issuance of Shares	20,374,923	9,190,140	2,478,439
Redemption of Shares	(21,877,218)	(3,905,120)	(6,414,212)
Total capital transactions	(1,502,295)	5,285,020	(3,935,773)
Net change in net assets	(2,618,075)	6,379,548	(5,453,597)

Net assets, beginning of period	$12,882,100	$6,502,552	$11,956,149

Net assets, end of period	$10,264,025	$12,882,100	$6,502,552

Net asset value per share at beginning of period	$19.08	$17.34	$20.79

Net asset value per share at end of period	$17.85	$19.08	$17.34

Creation of Shares	1,100,000	500,000	125,000
Redemption of Shares	1,200,000	200,000	325,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net (loss) income	$(1,115,780)	$1,094,528	$(1,517,824)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation or appreciation on commodity futures contracts	793,538	(567,962)	(54,526)
Changes in operating assets and liabilities:
Due from broker	(618,663)	433,693	97,434
Interest receivable	16	13	735
Other assets	2,265	45,514	(7,806)
Management fee payable to Sponsor	220	5,983	(4,538)
Other liabilities	4,885	770	(3,050)
Net cash (used in) provided by operating activities	(933,519)	1,012,539	(1,489,575)

Cash flows from financing activities:
Proceeds from sale of Shares	20,374,923	9,190,140	2,478,439
Redemption of Shares	(21,877,218)	(3,905,120)	(6,414,212)
Net cash (used in) provided by financing activities	(1,502,295)	5,285,020	(3,935,773)

Net change in cash, cash equivalents, and restricted cash	(2,435,814)	6,297,559	(5,425,348)
Cash, cash equivalents, and restricted cash, beginning of period	12,377,999	6,080,440	11,505,788
Cash, cash equivalents, and restricted cash, end of period	$9,942,185	$12,377,999	$6,080,440

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

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

The Fund commenced investment operations on September 19, 2011 and has a fiscal year ending December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor ("CTA") with the NFA effective September 8, 2017.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Fund. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 615 E. Michigan Street, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.

For custody services, the Funds pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the year ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and USBFS. For the years ended December 31, the Fund recognized $28,109 in 2017, $34,515 in 2016, and $146,752 in 2015, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of this expense $4,574 in 2017, $0 in 2016, and $146,752 in 2015 were waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the years ended December 31, the Fund recognized $15,730 in 2017, $13,720 in 2016, and $11,704 in 2015, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of this expense $6,932 in 2017, $0 in 2016, and $6,242 in 2015  were waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn in 2015. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the years ended December 31, the Fund recognized $8,462 in 2017, $1,507 in 2016, and $6,043 in 2015, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and was paid by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300. For the years ended December 31, the Fund recognized $204 in 2017, $257 in 2016, and $403 in 2015, respectively, for these services, which is recorded in business permits and licenses fees on the statements of operations; of this expense $204 in 2017, $257 in 2016, and $403 in 2015 was waived by the Sponsor.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

In accordance with ASU 2016-18 issued by the FASB, the presentation of cash and cash equivalents and restricted cash is disaggregated by line item on the statements of assets and liabilities and sum to the total amount of cash, cash equivalents, and restricted cash at the end of the corresponding period shown in the statements of cash flows. This update in presentation did not have a material impact on the financial statements and disclosures of the Fund.

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

Income Taxes

For United States federal income tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2017, 2016, 2015, and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2017, 2016 and 2015.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws. The Fund’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. In the opinion of the Sponsor, the 2017 Tax Cuts and Jobs Act, will not have a significant impact on the Fund and did not have a significant impact on the financial statements of the Fund.

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its cash equivalents on deposit with banks. The Fund had a balance of  $100 and $185,661 in money market funds at December 31, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $9,942,111 and $12,115,082 in demand-deposit savings accounts as of December 31, 2017 and December 31, 2016. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits.

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  Per the amended agreement between the Sponsor and The Bank of New York Mellon dated August 14, 2015, certain cash amounts for each Fund, except in the case of TAGS, are to remain at The Bank of New York Mellon until amounts for services and early termination fees are paid. The amended agreement allows for payments for such amounts owed to be made through December 31, 2017. Cash balances that are held in custody at The Bank of New York Mellon under this amended agreement are reflected as restricted cash on the financial statements of the Fund. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows.

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$9,942,185	$12,300,383	$5,937,824
Restricted cash	-	77,616	142,616
Total cash, cash equivalents, and restricted cash shown in the combined statements of cash flows	$9,942,185	$12,377,999	$6,080,440

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
Subtracting any liabilities

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds, such as certain aspects of accounting, financial reporting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the years ended December 31, the Fund recognized $183,076 in 2017, $169,614 in 2016, and $124,331 in 2015, respectively, such expenses, which are primarily included as distribution and marketing fees on the statements of operations; of these amounts $45,597 in 2017,  $10,720 in 2016, and $49,086 in 2015  were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2017, there were $126,489 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On December 31, 2017 and 2016, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2017 and 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Sponsor elected to early adopt ASU 2016-18 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Sponsor elected to early adopt ASU 2016-15 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards are not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This standard is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2017 and December 31, 2016:

December 31, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$100	$-	$-	$100

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Soybeans futures contracts	$448,063	$-	$-	$448,063

December 31, 2016

				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2016
Cash equivalents	$185,661	$—	$—	$185,661
Soybean futures contracts	357,500	—	—	357,500
Total	$543,161	$—	$—	$543,161

				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2016
Soybean futures contracts	$12,025	$—	$—	$12,025

For the years ended December 31, 2017 and 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 5 - Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For years ended December 31, 2017 and 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2017 and 2016.

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Soybean Futures Contracts	$448,063	$-	$448,063	$-	$ 448,063	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2016
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean Futures Contracts	$357,500	$-	$357,500	$12,025	$-	$345,475

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Soybean Futures Contracts	$12,025	$-	$12,025	$12,025	$-	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2017
		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Soybean futures contracts	$8,425	$(793,538)

Year ended December 31, 2016
		Net Change in Unrealized
	Realized Gain on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Soybean futures contracts	$939,088	$567,962

Year ended December 31, 2015
		Net Change in Unrealized
	Realized Loss on	Appreciation or Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Soybean futures contracts	$(1,355,738)	$54,526

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $13.2 million in 2017, $12.1 million in 2016, and $7.1 million in 2015.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2017, 2016 and 2015. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Per Share Operation Performance
Net asset value at beginning of period	$19.08	$17.34	$20.79
Income (loss) from investment operations:
Investment income	0.21	0.10	0.03
Net realized and unrealized (loss) gain on commodity futures contracts	(0.77)	2.41	(2.89)
Total expenses, net	(0.67)	(0.77)	(0.59)
Net (decrease) increase in net asset value	(1.23)	1.74	(3.45)
Net asset value at end of period	$17.85	$19.08	$17.34
Total Return	(6.45)%	10.03%	(16.59)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.59%	4.61%	7.31%
Total expenses, net	3.63%	4.03%	3.14%
Net investment loss	(2.48)%	(3.48)%	(2.96)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Soybean Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2017 and 2016.

	Three months ended March 31, 2017	Three months ended June 30, 2017	Three months ended September 30, 2017	Three months ended December 31, 2017
Total (Loss) Income	$(462,474)	$98,980	$257,072	$(525,746)
Total Expenses	126,800	118,451	147,452	217,398
Total Expenses, net	111,800	106,342	116,104	149,366
Net (Loss) Income	(574,274)	(7,362)	140,968	(675,112)
Net (Loss) Income per share	$(0.97)	$(0.01)	$0.23	$(0.48)

	Three months ended March 31, 2016	Three months ended June 30, 2016	Three months ended September 30, 2016	Three months ended December 31, 2016
Total Income (Loss)	$456,077	$2,124,042	$(1,566,866)	$558,954
Total Expenses	86,484	122,710	189,647	147,752
Total Expenses, net	86,484	122,710	126,534	141,951
Net Income (Loss)	369,593	2,001,332	(1,693,400)	417,003
Net Income (Loss) per share	$0.68	$3.35	$(2.84)	$0.55

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund is not obligated to reimburse these costs to the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the period-ended December 31, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Effective January 2, 2018, the Sponsor established a demand deposit account for SOYB at Mascoma Savings Bank.

Beginning in the first quarter on 2018, the Sponsor established an account at Morgan Stanley for SOYB for the purpose of investing a portion of available assets in commercial paper as described in the prospectus supplement dated January 16, 2018.

The total net assets of the Fund increased by $5,744,847 or 56% the period from December 31, 2017 through March 14, 2018. This was driven by a 48% increase in the shares outstanding and a 5% increase in the net asset value per share.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Sugar Fund

Opinion on the financial statements
We have audited the accompanying statements of assets and liabilities of Teucrium Sugar Fund (the “Fund”), including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York
March 16, 2018

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Sugar Fund

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Sugar Fund (the “Fund”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2017, and our report dated March 16, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
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

/s/ GRANT THORNTON LLP

New York, New York
March 16, 2018

TEUCRIUM SUGAR FUND
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$5,929,275	$5,016,531
Restricted cash	-	74,068
Interest receivable	47	51
Other assets	276	4,435
Equity in trading accounts:
Commodity futures contracts	184,319	185,147
Due from broker	327,885	565,281
Total equity in trading accounts	512,204	750,428
Total assets	6,441,802	5,845,513

Liabilities
Management fee payable to Sponsor	5,632	-
Other liabilities	5,327	-
Equity in trading accounts:
Commodity futures contracts	67,133	331,542
Total liabilities	78,092	331,542

Net assets	$6,363,710	$5,513,971

Shares outstanding	650,004	425,004

Net asset value per share	$9.79	$12.97

Market value per share	$9.78	$13.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
SCHEDULE OF INVESTMENTS
December 31, 2017

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $100)	$100	0.00%	100

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY18 (133 contracts)	$94,539	1.49%	$2,237,379
ICE sugar futures JUL18 (114 contracts)	89,780	1.41	1,920,307
Total commodity futures contracts	$184,319	2.90%	$4,157,686

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR19 (126 contracts)	$67,133	1.05%	$2,214,173

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
SCHEDULE OF INVESTMENTS
December 31, 2016

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $125,182)	$125,182	2.27%	125,182

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR18 (93 contracts)	$185,147	3.36%	$1,935,293

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY17 (89 contracts)	$105,829	1.92%	$1,918,840
ICE sugar futures JUL17 (79 contracts)	225,713	4.09	1,667,848
Total commodity futures contracts	$331,542	6.01%	$3,586,688

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(2,435,305)	$1,967,694	$(1,279,891)
Net change in unrealized appreciation or deppreciation on commodity futures contracts	263,581	(510,451)	868,011
Interest income	78,889	32,048	7,670
Total (loss) income	(2,092,835)	1,489,291	(404,210)

Expenses
Management fees	70,762	56,277	35,486
Professional fees	63,308	46,951	65,660
Distribution and marketing fees	126,152	115,498	55,723
Custodian fees and expenses	19,038	18,575	139,745
Business permits and licenses fees	17,342	18,524	15,726
General and administrative expenses	14,512	17,542	8,732
Brokerage commissions	10,525	8,681	4,000
Other expenses	4,948	6,261	2,751
Total expenses	326,587	288,309	327,823

Expenses waived by the Sponsor	(129,334)	(148,281)	(256,227)

Total expenses, net	197,253	140,028	71,596

Net (loss) income	$(2,290,088)	$1,349,263	$(475,806)

Net (loss) income per share	$(3.18)	$2.95	$(1.81)
Net (loss) income per weighted average share	$(3.40)	$2.66	$(1.28)
Weighted average shares outstanding	674,456	507,654	373,018

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operations
Net (loss) income	$(2,290,088)	$1,349,263	$(475,806)
Capital transactions
Issuance of Shares	10,190,950	2,805,578	3,767,602
Redemption of Shares	(7,051,123)	(4,149,533)	(444,345)
Total capital transactions	3,139,827	(1,343,955)	3,323,257
Net change in net assets	849,739	5,308	2,847,451

Net assets, beginning of period	$5,513,971	$5,508,663	$2,661,212

Net assets, end of period	$6,363,710	$5,513,971	$5,508,663

Net asset value per share at beginning of period	$12.97	$10.02	$11.83

Net asset value per share at end of period	$9.79	$12.97	$10.02

Creation of Shares	925,000	250,000	375,000
Redemption of Shares	700,000	375,000	50,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net (loss) income	$(2,290,088)	$1,349,263	$(475,806)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(263,581)	510,451	(868,011)
Changes in operating assets and liabilities:
Due from broker	237,396	(506,850)	591,700
Interest receivable	4	(2)	124
Other assets	4,159	7,507	14,077
Management fee payable to Sponsor	5,632	-	-
Other liabilities	5,327	(1,063)	569
Net cash (used in) provided by operating activities	(2,301,151)	1,359,306	(737,347)

Cash flows from financing activities:
Proceeds from sale of Shares	10,190,950	2,805,578	3,767,602
Redemption of Shares	(7,051,123)	(4,149,533)	(444,345)
Net cash provided by (used in) financing activities	3,139,827	(1,343,955)	3,323,257

Net change in cash, cash equivalents, and restricted cash	838,676	15,351	2,585,910
Cash, cash equivalents, and restricted cash, beginning of period	5,090,599	5,075,248	2,489,338
Cash, cash equivalents, and restricted cash, end of period	$5,929,275	$5,090,599	$5,075,248

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

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

The Fund commenced investment operations on September 19, 2011 and has a fiscal year ending December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor ("CTA") with the NFA effective September 8, 2017.

On June 17, 2011, the Fund’s initial registration of 10,000,000 shares on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “CANE.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on ICE. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. On June 30, 2014, a subsequent registration statement for CANE was declared effective by the SEC. On May 1, 2017, a subsequent registration statement for CANE was declared effective by the SEC.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Fund. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 615 E. Michigan Street, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.

For custody services, the Funds pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the year ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and USBFS. For the years ended December 31, the Fund recognized $19,038 in 2017, $18,575 in 2016, and $139,745 in 2015, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of this expense $13,246 in 2017, $13,118 in 2016, and $139,745 in 2015 was waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the years ended December 31, the Fund recognized $9,947 in 2017, $8,094 in 2016, and $4,354 in 2015, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of this expense $5,473 in 2017, $5,535 in 2016, and $2,770 in 2015 was waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn in 2015 and 2014. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the years ended December 31, the Fund recognized $10,525 in 2017, $8,681 in 2016, and $4,000 in 2015, respectively, for these services, which is recorded in brokerage commissions on the statements of operations; of this expense $0 in 2017, $0 in 2016, and $4,000 in 2015 was waived by the Sponsor.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300. For the years ended December 31, the Fund recognized $192 in 2017, $133 in 2016, and $130 in 2015, respectively, for these services, which is recorded in business permits and licenses fees on the statements of operations; this expense was paid for by the Fund in 2017 and waived by the Sponsor in 2016 and 2015.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

In accordance with ASU 2016-18 issued by the FASB, the presentation of cash and cash equivalents and restricted cash is disaggregated by line item on the statements of assets and liabilities and sum to the total amount of cash, cash equivalents, and restricted cash at the end of the corresponding period shown in the statements of cash flows. This update in presentation did not have a material impact on the financial statements and disclosures of the Fund.

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

Income Taxes

For United States federal income tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of and for the years ended December 31, 2017, 2016, 2015, and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2017, 2016 and 2015.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws. The Fund’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. In the opinion of the Sponsor, the 2017 Tax Cuts and Jobs Act, will not have a significant impact on the Fund and did not have a significant impact on the financial statements of the Fund.

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its cash equivalents on deposit with banks. The Fund had a balance of $100 and $125,182 in money market funds at December 31, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $5,929,221 and $4,891,490 in a demand-deposit savings account on December 31, 2017 and December 31, 2016. This change resulted in a reduction in the balance held in money market funds. Assets deposited with financial institutions, at times, exceed federally insured limits.

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  Per the amended agreement between the Sponsor and The Bank of New York Mellon dated August 14, 2015, certain cash amounts for each Fund, except in the case of TAGS, are to remain at The Bank of New York Mellon until amounts for services and early termination fees are paid. The amended agreement allows for payments for such amounts owed to be made through December 31, 2017. Cash balances that are held in custody at The Bank of New York Mellon under this amended agreement are reflected as restricted cash on the financial statements of the Fund. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows.

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$5,929,275	$5,016,531	$4,932,791
Restricted cash	-	74,068	142,457
Total cash, cash equivalents, and restricted cash shown in the combined statements of cash flows	$5,929,275	$5,090,599	$5,075,248

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
Subtracting any liabilities

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds, such as certain aspects of accounting, financial reporting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the years ended December 31, the Fund recognized $109,266 in 2017, $102,601 in 2016, and $47,236 in 2015, respectively, such expenses, which are primarily included as distribution and marketing fees on the statements of operations; of these amounts, $57,667 in 2017, $71,311 in 2016, and $33,483 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2017, there were $129,334 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On December 31, 2017 and 2016, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2017 and 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Sponsor elected to early adopt ASU 2016-18 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The Sponsor elected to early adopt ASU 2016-15 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards are not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This standard is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2017 and December 31, 2016.

December 31, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$100	$-	$-	$100
Sugar Futures Contracts	184,319	-	-	184,319
Total	$184,419	$-	$-	$184,419

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Sugar Futures Contracts	$67,133	$-	$-	$67,133

December 31, 2016

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Cash Equivalents	$125,182	$-	$-	$125,182
Sugar Futures Contracts	185,147	-	-	185,147
Total	$310,329	$-	$-	$310,329

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Sugar Futures Contracts	$331,542	$-	$-	$331,542

For the years ended December 31, 2017 and 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2017 and 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2017 and 2016.

 Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar Futures Contracts	$184,319	$-	$184,319	$67,133	$-	$117,186

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar Futures Contracts	$67,133	$-	$67,133	$67,133	$-	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2016
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar Futures Contracts	$185,147	$-	$185,147	$185,147	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar Futures Contracts	$331,542	$-	$331,542	$185,147	$146,395	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2017
	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contacts
Commodity Price
Sugar futures contracts	$(2,435,305)	$263,581

Year ended December 31, 2016
	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contacts
Commodity Price
Sugar futures contracts	$1,967,694	$(510,451)

Year ended December 31, 2015
	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contacts
Commodity Price
Sugar futures contracts	$(1,279,891)	$868,011

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $7.1 million in 2017,  $6.1 million in 2016, and $4.1 million in 2015.

Note 6 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2017, 2016 and 2015. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Per Share Operation Performance
Net asset value at beginning of period	$12.97	$10.02	$11.83
Income (loss) from investment operations:
Investment income	0.12	0.06	0.02
Net realized and unrealized (loss) gain on commodity futures contracts	(3.01)	3.17	(1.64)
Total expenses, net	(0.29)	(0.28)	(0.19)
Net (decrease) increase in net asset value	(3.18)	2.95	(1.81)
Net asset value at end of period	$9.79	$12.97	$10.02
Total Return	(24.52)%	29.44%	(15.30)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.62%	4.72%	9.16%
Total expenses, net	2.79%	2.29%	2.00%
Net investment loss	(1.68)%	(1.77)%	(1.79)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Sugar Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2017 and 2016.

	Three months ended March 31, 2017	Three months ended June 30, 2017	Three months ended September 30, 2017	Three months ended December 31, 2017
Total (Loss) Income	$(572,243)	$(1,575,978)	$(120,913)	$176,299
Total Expenses	49,635	79,000	102,485	95,467
Total Expenses, net	36,557	53,714	57,299	49,683
Net (Loss) Income	(608,800)	(1,629,692)	(178,212)	126,616
Net (Loss) Income per share	$(1.18)	$(2.15)	$(0.21)	$0.36

	Three months ended March 31, 2016	Three months ended June 30, 2016	Three months ended September 30, 2016	Three months ended December 31, 2016
Total Income (Loss)	$1,628	$1,344,301	$939,912	$(796,550)
Total Expenses	42,333	93,020	88,916	64,040
Total Expenses, net	27,353	34,614	40,873	37,188
Net (Loss) Income	(25,725)	1,309,687	899,039	(833,738)
Net Income (Loss) per share	$0.51	$2.39	$1.73	$(1.68)

Note 8 - Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund is not obligated to reimburse these costs to the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the period-ended December 31, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Effective January 2, 2018, the Sponsor established a demand deposit account for CANE at Mascoma Savings Bank.

Beginning in the first quarter on 2018, the Sponsor established an account at Morgan Stanley for CANE for the purposes of investing a portion of available assets in commercial paper as described in the prospectus supplement dated January 16, 2018.

The total net assets of the Fund increased by $1,523,512 or 24% the period from December 31, 2017 through March 14, 2018. This was driven by a 42% increase in the shares outstanding and a 13% decrease in the net asset value per share.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Wheat Fund

Opinion on the financial statements
We have audited the accompanying statements of assets and liabilities of Teucrium Wheat Fund (the “Fund”), including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York
March 16, 2018

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Wheat Fund

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Wheat Fund (the “Fund”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2017, and our report dated March 16, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
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

/s/ GRANT THORNTON LLP

New York, New York
March 16, 2018

TEUCRIUM WHEAT FUND
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$58,932,231	$58,931,911
Interest receivable	111	279
Other assets	1,861	7,637
Equity in trading accounts:
Commodity futures contracts	604,475	-
Due from broker	5,166,254	7,381,706
Total equity in trading accounts	5,770,729	7,381,706
Total assets	64,704,932	66,321,533

Liabilities
Management fee payable to Sponsor	51,974	52,145
Other liabilities	36,414	3,041
Equity in trading accounts:
Commodity futures contracts	3,200,525	3,921,588
Total liabilities	3,288,913	3,976,774

Net assets	$61,416,019	$62,344,759

Shares outstanding	10,250,004	9,050,004

Net asset value per share	$5.99	$6.89

Market value per share	$6.00	$6.88

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
SCHEDULE OF INVESTMENTS
December 31, 2017

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $100)	$100	0.00%	100
Blackrock FedFund - Institutional Class (Cost $70)	70	0.00	70
Total money market funds	$170	0.00%

			Principal Amount
Commercial Paper
Boston Scientific Corporation 1.709% (cost: $2,496,104 due 1/16/2018)	$2,498,229	4.07%	2,500,000
Canadian Natural Resources Limited 1.759% (cost: $2,495,017 due 1/31/2018)	2,496,354	4.06	2,500,000
E. I. du Pont de Nemours and Company 1.67% (cost: $2,490,778 due 3/5/2018)	2,492,737	4.06	2,500,000
Enbridge Energy Partners, L.P. 2.198% (cost: $2,488,490 due 3/5/2018)	2,490,459	4.06	2,500,000
Equifax Inc. 1.709% (cost: $2,493,979 due 1/5/2018)	2,499,528	4.07	2,500,000
Ford Motor Credit Company LLC 1.407% (cost: $2,491,250 due 1/10/2018)	2,499,125	4.07	2,500,000
Glencore Funding LLC 1.424% (cost: $2,491,248 due 1/17/2018)	2,498,427	4.07	2,500,000
HP Inc. 1.648% (cost: $2,496,014 due 1/22/2018)	2,497,608	4.07	2,500,000
Oneok, Inc. 1.749% (cost: $2,497,342 due 1/5/2018)	2,499,517	4.07	2,500,000
VW Credit, Inc. 1.61% (cost: $2,490,000 due 3/6/2018)	2,492,889	4.06	2,500,000
Total Commercial Paper (total cost: $24,930,222)	$24,964,873	40.66%
Total Cash Equivalents	$24,965,043	40.66%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL18 (813 contracts)	$604,475	0.98%	$18,424,613

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY18 (976 contracts)	$1,182,225	1.92%	$21,484,200
CBOT wheat futures DEC18 (893 contracts)	2,018,300	3.29	21,521,300
Total commodity futures contracts	$3,200,525	5.21%	$43,005,500

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
SCHEDULE OF INVESTMENTS
December 31, 2016

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $406,927)	$406,927	0.65%	406,927

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY17 (1,037 contracts)	$1,011,350	1.62%	$21,802,925
CBOT wheat futures JUL17 (861 contracts)	213,963	0.34	18,694,463
CBOT wheat futures DEC17 (939 contracts)	2,696,275	4.33	21,831,750
Total commodity futures contracts	$3,921,588	6.29%	$62,329,138

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(5,305,113)	$(9,631,400)	$(4,559,863)
Net change in unrealized appreciation or depreciation on commodity futures contracts	1,325,538	(1,997,125)	(2,640,963)
Interest income	745,357	231,598	54,109
Total loss	(3,234,218)	(11,396,927)	(7,146,717)

Expenses
Management fees	654,207	415,147	254,597
Professional fees	585,774	319,007	213,241
Distribution and marketing fees	1,070,569	777,708	374,436
Custodian fees and expenses	143,071	120,829	171,747
Business permits and licenses fees	20,733	39,116	13,803
General and administrative expenses	107,357	91,644	66,012
Brokerage commissions	59,520	48,209	20,561
Other expenses	37,382	42,922	7,307
Total expenses	2,678,613	1,854,582	1,121,704

Expenses waived by the Sponsor	(323,244)	(140,028)	(130,716)

Total expenses, net	2,355,369	1,714,554	990,988

Net loss	$(5,589,587)	$(13,111,481)	$(8,137,705)

Net loss per share	$(0.90)	$(2.26)	$(3.57)
Net loss per weighted average share	$(0.58)	$(2.45)	$(3.29)
Weighted average shares outstanding	9,594,936	5,340,851	2,470,483

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operations
Net loss	$(5,589,587)	$(13,111,481)	$(8,137,705)
Capital transactions
Issuance of Shares	35,809,657	51,690,600	18,019,705
Redemption of Shares	(31,148,810)	(2,763,620)	(5,616,197)
Total capital transactions	4,660,847	48,926,980	12,403,508
Net change in net assets	(928,740)	35,815,499	4,265,803

Net assets, beginning of period	$62,344,759	$26,529,260	$22,263,457

Net assets, end of period	$61,416,019	$62,344,759	$26,529,260

Net asset value per share at beginning of period	$6.89	$9.15	$12.72

Net asset value per share at end of period	$5.99	$6.89	$9.15

Creation of Shares	5,375,000	6,475,000	1,675,000
Redemption of Shares	4,175,000	325,000	525,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(5,589,587)	$(13,111,481)	$(8,137,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation or depreciation on commodity futures contracts	(1,325,538)	1,997,125	2,640,963
Changes in operating assets and liabilities:
Due from broker	2,215,452	(3,660,318)	(3,721,388)
Interest receivable	168	17	1,410
Other assets	5,776	145,927	(76,816)
Due to broker	-	-	(60,805)
Management fee payable to Sponsor	(171)	28,919	645
Other liabilities	33,373	3,041	(16,479)
Net cash used in operating activities	(4,660,527)	(14,596,770)	(9,370,175)

Cash flows from financing activities:
Proceeds from sale of Shares	35,809,657	51,690,600	18,019,705
Redemption of Shares	(31,148,810)	(2,763,620)	(5,616,197)
Net cash provided by financing activities	4,660,847	48,926,980	12,403,508

Net change in cash, cash equivalents, and restricted cash	320	34,330,210	3,033,333
Cash, cash equivalents, and restricted cash, beginning of period	58,931,911	24,601,701	21,568,368
Cash, cash equivalents, and restricted cash, end of period	$58,932,231	$58,931,911	$24,601,701

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

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

The Fund commenced investment operations on September 19, 2011 and has a fiscal year ending December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009. The Sponsor registred as a Commodity Trading Advisor ("CTA") with the NFA effective September 8, 2017.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Fund. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 615 E. Michigan Street, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.

For custody services, the Funds pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund.  For the year ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and USBFS. For the years ended December 31, the Fund recognized $143,071 in 2017, $120,829 in 2016, and $171,747 in 2015, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of this expense $12,241 in 2017, $2,000 in 2016, and $60,512 in 2015 was waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under FINRA rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the years ended December 31, the Fund recognized $75,469 in 2017,  $48,516 in 2016, and $35,804 in 2015, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of this expense $14,910 in 2017, $570 in 2016, and $0 in 2015 was waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn in 2015. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. For the years ended December 31, the Fund recognized $59,520 in 2017, $48,209 in 2016, and $20,561 in 2015, respectively, for these services, which is recorded in brokerage commissions on the statements of operations; of this expense $0 in 2017, $0 in 2016, and $4,000 in 2015 was waived by the Sponsor.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300. For the years ended December 31, the Fund recognized $1,349 in 2017, $1,078 in 2016, and $885 in 2015, respectively, for these services, which is recorded in business permits and licenses fees on the statements of operations; of this expense $0 in 2017, $1,078 in 2016, and $0 in 2015 were waived by the Sponsor.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

In accordance with ASU 2016-18 issued by the FASB, the presentation of cash and cash equivalents and restricted cash is disaggregated by line item on the statements of assets and liabilities and sum to the total amount of cash, cash equivalents, and restricted cash at the end of the corresponding period shown on the combined statements of cash flows. This update in presentation did not have a material impact on the financial statements and disclosures of the Trust and the Funds.

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

Beginning in October 2017, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilites and in cash, cash equivalents and restricted cash on the statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

For United States federal income tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2017, 2016, 2015, and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2017, 2016 and 2015.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws. The Fund’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. In the opinion of the Sponsor, the 2017 Tax Cuts and Jobs Act, will not have a significant impact on the Fund and did not have a significant impact on the financial statements of the Fund.

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its cash equivalents on deposit with banks. The Fund had a balance of $170 and $406,927 in money market funds at December 31, 2017 and December 31, 2016, respectively; these balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $33,967,053 and $58,526,678 in a demand-deposit savings account on December 31, 2017 and December 31, 2016. Assets deposited with financial institutions, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent; these balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund had a balance of $24,964,873 in commercial paper contracts on December 31, 2017. The above changes resulted in a reduction in the balance held in money market funds and demand-deposit savings accounts, respectively.

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds.  Per the amended agreement between the Sponsor and The Bank of New York Mellon dated August 14, 2015, certain cash amounts for each Fund, except in the case of TAGS, are to remain at The Bank of New York Mellon until amounts for services and early termination fees are paid. The amended agreement allows for payments for such amounts owed to be made through December 31, 2017. Cash balances that are held in custody at The Bank of New York Mellon under this amended agreement are reflected as restricted cash on the financial statements of the Fund. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows.

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$58,932,231	$58,931,911	$24,579,091
Restricted cash	-	-	22,610
Total cash, cash equivalents, and restricted cash shown in the combined statements of cash flows	$58,932,231	$58,931,911	$24,601,701

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
Subtracting any liabilities

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds, such as certain aspects of accounting, financial reporting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the years ended December 31, the Fund recognized $893,340 in 2017, $602,637 in 2016, and $382,178 in 2015, respectively, such expenses, which are primarily recorded in distribution and marketing fees on the statements of operations; of these amounts $125,219 in 2017, $87,767 in 2016, and $22,364 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the year ended December 31, 2017, there were $323,244 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On December 31, 2017 and 2016, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the years being reported.

For the years ended December 31, 2017 and 2016, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

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

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Sponsor elected to early adopt ASU 2016-18 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The Sponsor elected to early adopt ASU 2016-15 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards are not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This standard is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2017 and December 31, 2016:

December 31, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$24,965,043	$-	$-	$24,965,043
Wheat Futures contracts	604,475	-	-	604,475
Total	$25,569,518	$-	$-	$25,569,518

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Wheat Futures contracts	$3,200,525	$-	$-	$3,200,525

December 31, 2016

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Cash Equivalents	$406,927	$-	$-	$406,927

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Wheat Futures contracts	$3,921,588	$-	$-	$3,921,588

For the years ended December 31, 2017 and 2016, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the years ended December 31, 2017 and 2016, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of December 31, 2017 and 2016.

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat Futures Contracts	$604,475	$-	$604,475	$604,475	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat Futures Contracts	$3,200,525	$-	$3,200,525	$604,475	$2,596,050	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2016
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat Futures Contracts	$3,921,588	$-	$3,921,588	$-	$3,921,588	$-

The following is a summary of realized and net change in unrealized gains (losses) of the derivative instruments utilized by the Fund:

Year ended December 31, 2017
		Net Change in Unrealized
	Realized Loss on	Appreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Wheat futures contracts	$(5,305,113)	$1,325,538

Year ended December 31, 2016
		Net Change in Unrealized
	Realized Loss on	Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Wheat futures contracts	$(9,631,400)	$(1,997,125)

Year ended December 31, 2015
		Net Change in Unrealized
	Realized Loss on	Depreciation on
	Commodity Futures Contracts	Commodity Futures Contacts
Commodity Price
Wheat futures contracts	$(4,559,863)	$(2,640,963)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $66.0 million in 2017, $42.5 million in 2016, and $26.6 million in 2015.

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2017, 2016 and 2015. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Per Share Operation Performance
Net asset value at beginning of period	$6.89	$9.15	$12.72
Income (loss) from investment operations:
Investment income	0.08	0.04	0.02
Net realized and unrealized loss on commodity futures contracts	(0.73)	(1.98)	(3.19)
Total expenses, net	(0.25)	(0.32)	(0.40)
Net decrease in net asset value	(0.90)	(2.26)	(3.57)
Net asset value at end of period	$5.99	$6.89	$9.15
Total Return	(13.06)%	(24.70)%	(28.07)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.09%	4.47%	4.40%
Total expenses, net	3.60%	4.13%	3.89%
Net investment loss	(2.46)%	(3.57)%	(3.67)%

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

Note 7 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Wheat Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2017 and 2016.

	Three months ended March 31, 2017	Three months ended June 30, 2017	Three months ended September 30, 2017	Three months ended December 31, 2017
Total Income (Loss)	$924,694	$10,004,367	$(8,961,538)	$(5,201,741)
Total Expenses	594,271	615,698	714,365	754,279
Total Expenses, net	594,271	615,698	608,423	536,977
Net Income (Loss)	330,423	9,388,669	(9,569,961)	(5,738,718)
Net Income (Loss) per share	$0.04	$0.91	$(1.27)	$(0.58)

	Three months ended March 31, 2016	Three months ended June 30, 2016	Three months ended September 30, 2016	Three months ended December 31, 2016
Total Loss	$(139,504)	$(2,771,883)	$(6,298,223)	$(2,187,317)
Total Expenses	265,750	309,403	608,506	670,923
Total Expenses, net	265,750	309,403	558,990	580,411
Net Loss	(405,254)	(3,081,286)	(6,857,213)	(2,767,728)
Net Loss per share	$(0.14)	$(0.79)	$(1.03)	$(0.30)

Note 8 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund is not obligated to reimburse these costs to the Sponsor.

Note 9 – Subsequent Events

Management has evaluated the financial statements for the period-ended December 31, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

Effective January 2, 2018, the Sponsor established a demand deposit account for WEAT at Mascoma Savings Bank.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Agricultural Fund

Opinion on the financial statements
We have audited the accompanying statements of assets and liabilities of Teucrium Agricultural Fund (the “Fund”), including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Fund’s auditor since 2014.

New York, New York
March 16, 2018

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of
     Teucrium Agricultural Fund

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Teucrium Agricultural Fund (the “Fund”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Fund as of and for the year ended December 31, 2017, and our report dated March 16, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
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

/s/ GRANT THORNTON LLP

New York, New York
March 16, 2018

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2017	December 31, 2016

Assets
Cash equivalents	$2,474	$2,360
Interest receivable	2	1
Other assets	-	508
Equity in trading accounts:
Investments in securities, at fair value (cost $1,790,621 and $2,033,919 as of December 31, 2017 and December 31, 2016, respectively)	1,136,120	1,313,554
Total assets	1,138,596	1,316,423

Liabilities
Other liabilities	957	53

Net assets	$1,137,639	$1,316,370

Shares outstanding	50,002	50,002

Net asset value per share	$22.75	$26.33

Market value per share	$22.10	$25.68

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
SCHEDULE OF INVESTMENTS
December 31, 2017

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$287,376	25.26%	17,158
Teucrium Soybean Fund	273,664	24.06	15,331
Teucrium Sugar Fund	289,049	25.41	29,524
Teucrium Wheat Fund	286,031	25.14	47,737
Total exchange-traded funds (cost $1,790,621)	$1,136,120	99.87%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $2,474)	$2,474	0.22%	2,474

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
SCHEDULE OF INVESTMENTS
December 31, 2016

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$323,979	24.61%	17,258
Teucrium Soybean Fund	315,486	23.97	16,531
Teucrium Sugar Fund	342,822	26.04	26,424
Teucrium Wheat Fund	331,267	25.17	48,087
Total exchange-traded funds (cost $2,033,919)	$1,313,554	99.79%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $2,360)	$2,360	0.18%	2,360

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(238,398)	$(87,644)	$(266,180)
Net change in unrealized appreciation or depreciation on securities	65,864	81,413	(50,002)
Interest income (loss)	14	11	(4)
Total loss	(172,520)	(6,220)	(316,186)

Expenses
Professional fees	15,175	12,160	25,101
Distribution and marketing fees	14,657	15,738	16,253
Custodian fees and expenses	2,090	2,566	133,965
Business permits and licenses fees	12,195	12,141	15,540
General and administrative expenses	1,739	1,873	8,732
Brokerage commissions	-	223	-
Other expenses	625	558	645
Total expenses	46,481	45,259	200,236

Expenses waived by the Sponsor	(40,270)	(38,459)	(193,063)

Total expenses, net	6,211	6,800	7,173

Net loss	$(178,731)	$(13,020)	$(323,359)

Net loss per share	$(3.58)	$(0.26)	$(6.46)
Net loss per weighted average share	$(3.57)	$(0.26)	$(6.47)
Weighted average shares outstanding	50,002	50,002	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF CHANGES IN NET ASSETS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operations
Net loss	$(178,731)	$(13,020)	$(323,359)
Net change in net assets	(178,731)	(13,020)	(323,359)

Net assets, beginning of period	$1,316,370	$1,329,390	$1,652,749

Net assets, end of period	$1,137,639	$1,316,370	$1,329,390

Net asset value per share at beginning of period	$26.33	$26.59	$33.05

Net asset value per share at end of period	$22.75	$26.33	$26.59

Creation of Shares	-	-	-
Redemption of Shares	-	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(178,731)	$(13,020)	$(323,359)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net change in unrealized appreciation or depreciation on securities	(65,864)	(81,413)	50,002
Changes in operating assets and liabilities:
Net sale of investments in securities	243,298	92,460	266,498
Interest receivable	(1)	(1)	-
Other assets	508	2,466	7,027
Other liabilities	904	53	-
Net cash provided by operating activities	114	545	168

Net change in cash equivalents	114	545	168
Cash equivalents, beginning of period	2,360	1,815	1,647
Cash equivalents, end of period	$2,474	$2,360	$1,815

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

Note 1 — Organization and Business

Teucrium Agricultural Fund (referred to herein as “TAGS” or the “Fund”) is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Fund was formed on March 29, 2011 and is managed and controlled by Teucrium Trading, LLC (the “Sponsor”). The Sponsor is a limited liability company formed in Delaware on July 28, 2009 that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). The Sponsor registered as a Commodity Trading Advisor ("CTA") with the NFA effective September 8, 2017.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Fund. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 615 E. Michigan Street, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset-based fee, subject to a minimum annual fee.

Given this conversion, the Sponsor has, for the year-ended December 31, 2015, reflected an expense, before and after fees waived by the Sponsor, for fees associated with Custodian, Fund Administration and Transfer Agent services (“Custodian Fees”) that have or will be paid to the Bank of New York Mellon by a Fund or by the Sponsor on behalf of a Fund.

For custody services, the Funds pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the years ended December 31, 2015, such expenses include both the fees for the Bank of New York Mellon and U.S. Bank. For the years ended December 31, the Fund recognized $2,090 in 2017, $2,566 in 2016, and $133,965 in 2015, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of this expense $1,796 in 2017, $2,175 in 2016, and $133,965 in 2015 was waived by the Sponsor.

The Sponsor and the Trust employ Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor, the Sponsor and the Trust calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the years ended December 31, the Fund recognized $1,032 in 2017, $1,119 in 2016, and $1,240 in 2015, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of this expense $682 in 2017, $931 in 2016, and  $1,240 in 2015 was waived by the Sponsor.

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

Currently, ED&F Man serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man, Jefferies and SG were paid $8.00 per round turn in 2015. Effective January 1, 2016, ED&F Man, increased the per round-term charge for futures contracts commission to $9.00. The Bank of New York Mellon serves as the broker for the Fund. For the years ended December 31, the Fund recognized $0 in 2017, $223 in 2016, and $0 in 2015, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and was paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300. For the years ended December 31, the Fund recognized $16 in 2017,  $21 in 2016, and $24 in 2015, respectively, for these services, which is recorded in business permits and licenses fees on the statements of operations; of this expense $0 in 2017, $21 in 2016, and $24 in 2015 was waived by the Sponsor.

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

Income Taxes

For United States federal income tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2014 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of and for the years ended December 31, 2017, 2016, 2015, and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund will recognize interest accrued related to any unrecognized tax benefits and penalties in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the years ended December 31, 2017, 2016 and 2015.

The Fund may be subject to potential examination by U.S. federal, U.S. state, or foreign jurisdictional authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with U.S. federal, U.S. state and foreign tax laws. The Fund’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. In the opinion of the Sponsor, the 2017 Tax Cuts and Jobs Act, will not have a significant impact on the Fund and did not have a significant impact on the financial statements of the Fund.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its cash equivalents on deposit with banks. Assets deposited with the bank may, at times, exceed federally insured limits. TAGS had a balance of $2,474 and $2,360 in money market funds at December 31, 2017 and December 31, 2016, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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
Subtracting any liabilities

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Fund pays no direct management fees to the Sponsor. The Underlying Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum; these fees are recognized in the statements contained in this Form 10-K for each of the Underlying Funds. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses for services directly attributable to the Fund such as certain aspects of accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity.

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the years ended December 31, the Fund recognized $12,512 in 2017, $14,004 in 2016, and $13,329 in 2015, respectively, such expenses, which are primarily recorded in distribution and marketing fees on the statements of operations; of these amounts $9,438 in 2017, $11,975 in 2016, and $13,329 in 2015 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the year ended December 31, 2017, there were $40,270 of expenses that were identified on the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Sponsor elected to early adopt ASU 2016-18 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments provide cash flow statement classification guidance. The Sponsor elected to early adopt ASU 2016-15 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts held by the underlying Funds and that could be held by the Fund, and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. Therefore, these standards are not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. Therefore, this standard did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This standard is not expected to have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of December 31, 2017 and December 31, 2016:

December 31, 2017
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Exchange Traded Funds	$1,136,120	$-	$-	$1,136,120
Cash Equivalents	2,474	-	-	2,474
Total	$1,138,594	$-	$-	$1,138,594

December 31, 2016
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Exchange Traded Funds	$1,313,554	$-	$-	$1,313,554
Cash Equivalents	2,360	-	-	2,360
Total	$1,315,914	$-	$-	$1,315,914

For the years ended December 31, 2017 and 2016, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 - Financial Highlights

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2017, 2016 and 2015. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Per Share Operation Performance
Net asset value at beginning of period	$26.33	$26.59	$ 33.05
Income (loss) from investment operations:
Net realized and unrealized loss on investment transactions	(3.46)	(0.12)	(6.32)
Total expenses, net	(0.12)	(0.14)	(0.14)
Net decrease in net asset value	(3.58)	(0.26)	(6.46)
Net asset value at end of period	$22.75	$26.33	$26.59
Total Return	(13.60)%	(0.98)%	(19.55)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.74%	3.33%	13.97%
Total expenses, net	0.50%	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%	(0.50)%

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

Note 6 – Quarterly Financial Data (Unaudited)

The following summarized quarterly financial information presents the results of operations for the Teucrium Agricultural Fund and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2017 and 2016.

	Three months ended March 31, 2017	Three months ended June 30, 2017	Three months ended September 30, 2017	Three months ended December 31, 2017
Total Loss	$(39,152)	$(19,522)	$(76,451)	$(37,395)
Total Expenses	23,355	7,036	7,525	8,565
Total Expenses, net	1,672	1,547	1,538	1,454
Net Loss	(40,824)	(21,069)	(77,989)	(38,849)
Net Loss per share	$(0.82)	$(0.42)	$(1.56)	$(0.78)

	Three months ended March 31, 2016	Three months ended June 30, 2016	Three months ended September 30, 2016	Three months ended December 31, 2016
Total Income (Loss)	$9,249	$104,911	$(78,441)	$(41,940)
Total Expenses	21,991	6,573	11,603	5,092
Total Expenses, net	1,634	1,760	1,710	1,696
Net Income (Loss)	7,615	103,151	(80,151)	(43,636)
Net Income (Loss) per share	$0.15	$2.06	$(1.60)	$(0.87)

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund is not obligated to reimburse these costs to the Sponsor.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the year-ended December 31, 2017 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

Date: March 16, 2018