Form 10-Q
period 2018-03-31
Teucrium Commodity Trust
filed 2018-05-10
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018.

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

115 Christina Landing Drive Unit 2004
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

☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of May 8, 2018

Teucrium Corn Fund	4,375,004
Teucrium Sugar Fund	1,700,004
Teucrium Soybean Fund	900,004
Teucrium Wheat Fund	9,950,004
Teucrium Agricultural Fund	75,002

TEUCRIUM COMMODITY TRUST

 Part I. FINANCIAL INFORMATION

 Item 1.   Financial Statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$153,683,543	$137,945,626
Interest receivable	4	255
Other assets	354,457	6,748
Equity in trading accounts:
Commodity futures contracts	3,451,249	909,281
Due from broker	6,616,462	9,987,671
Total equity in trading accounts	10,067,711	10,896,952
Total assets	$164,105,715	$148,849,581

Liabilities
Management fee payable to Sponsor	137,372	125,149
Other liabilities	225,189	99,909
Equity in trading accounts:
Commodity futures contracts	3,155,027	5,677,771
Total liabilities	3,517,588	5,902,829

Net Assets	$160,588,127	$142,946,752

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED SCHEDULE OF INVESTMENTS
March 31, 2018
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $3,446)	$3,446	0.00%	3,446

			Principal Amount
Commercial Paper
Boston Scientific Corporation 2.113% (cost: $4,989,208 due 4/20/2018)	$4,994,458	3.11%	5,000,000
Canadian Natural Resources Limited 2.316% (cost $4,990,416 due 4/25/2018)	4,992,334	3.11	5,000,000
Canadian Natural Resources Limited 2.133% (cost: $4,991,462 due 4/13/2018)	4,996,466	3.11	5,000,000
Enbridge Energy Partners L.P. 2.144% (cost: $4,986,688 due 4/20/2018)	4,994,380	3.11	5,000,000
Enbridge Energy Partners L.P. 2.13% (cost: $4,987,364 due 4/20/2018)	4,994,416	3.11	5,000,000
Equifax Inc. 2.063% (cost: $9,976,084 due 4/13/2018)	9,993,166	6.22	10,000,000
HP Inc. 2.481% (cost: $4,975,058 due 6/07/2018)	4,977,108	3.10	5,000,000
Marriott International, Inc 2.274% (cost: $4,976,186 due 6/04/2018)	4,979,947	3.10	5,000,000
Thomson Reuters Corporation 2.045% (cost: $4,975,188 due 5/15/2018)	4,987,594	3.11	5,000,000
Thomson Reuters Corporation 2.046% (cost: $4,975,458 due 5/21/2018)	4,985,896	3.10	5,000,000
Walgreens Boots Alliance, Inc. 2.116% (cost: $9,950,416 due 5/29/2018)	9,966,168	6.21	10,000,000
Total Commercial Paper (total cost: $64,773,528)	64,861,933	40.39
Total Cash Equivalents	$64,865,379	40.39%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL18 (1,255 contracts)	$1,572,413	0.98%	$24,864,687
CBOT corn futures SEP18 (1,057 contracts)	12,887	0.01	21,311,763
CBOT corn futures DEC18 (1,210 contracts)	553,887	0.34	24,895,750

United States soybean futures contracts
CBOT soybean futures JUL18 (107 contracts)	264,937	0.16	5,646,925
CBOT soybean futures NOV18 (93 contracts)	168,100	0.10	4,872,037
CBOT soybean futures NOV19 (113 contracts)	1,438	0.00	5,671,188

United States wheat futures contracts
CBOT wheat futures JUL18 (969 contracts)	877,587	0.55	22,698,825
Total commodity futures contracts	$3,451,249	2.14%	$109,961,175

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL18 (212 contracts)	$337,512	0.21%	$ 2,958,503
ICE sugar futures OCT18 (176 contracts)	107,957	0.07	2,536,934
ICE sugar futures MAR19 (190 contracts)	324,083	0.20	3,006,864

United States wheat futures contracts
CBOT wheat futures SEP18 (802 contracts)	1,545,537	0.96	19,458,525
CBOT wheat futures DEC18 (897 contracts)	839,938	0.52	22,716,525
Total commodity futures contracts	$3,155,027	1.96%	$50,677,351

Exchange-traded funds*			Shares
Teucrium Corn Fund	$296,987	0.18	16,508
Teucrium Soybean Fund	291,902	0.18	15,331
Teucrium Sugar Fund	278,824	0.17	33,624
Teucrium Wheat Fund	269,180	0.17	43,487
Total exchange-traded funds (cost $1,705,740)	$1,136,893	0.70%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED SCHEDULE OF INVESTMENTS
December 31, 2017

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $2,874)	$2,874	0.00%	2,874
Blackrock FedFund - Institutional Class (cost $140)	140	0.00	140
Total money market funds	$3,014	0.00%

Short-Term Investments			Principal Amount
Commercial Paper
Boston Scientific Corporation 1.709% (cost: $4,992,208 due 1/16/2018)	$4,996,458	3.50%	5,000,000
Canadian Natural Resources Limited 1.759% (cost: $4,990,034 due 1/31/2018)	4,992,708	3.49	5,000,000
E. I. du Pont de Nemours and Company 1.67% (cost: $4,981,556 due 3/5/2018)	4,985,474	3.49	5,000,000
Enbridge Energy Partners, L.P. 2.198% (cost: $4,976,980 due 3/5/2018)	4,980,918	3.48	5,000,000
Equifax Inc. 1.709% (cost: $4,987,958 due 1/5/2018)	4,999,056	3.50	5,000,000
Ford Motor Credit Company LLC 1.407% (cost: $4,982,500 due 1/10/2018)	4,998,250	3.50	5,000,000
Glencore Funding LLC 1.424% (cost: $4,982,496 due 1/17/2018)	4,996,854	3.50	5,000,000
HP Inc. 1.648% (cost: $4,992,028 due 1/22/2018)	4,995,216	3.49	5,000,000
Oneok, Inc. 1.749% (cost: $4,994,684 due 1/5/2018)	4,999,034	3.50	5,000,000
VW Credit, Inc. 1.61% (cost: $4,980,000 due 3/6/2018)	4,985,778	3.49	5,000,000
Total Commercial Paper (total cost: $49,860,444)	49,929,746	34.94
Total Cash Equivalents	$49,932,760	34.94%

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

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain on commodity futures contracts	$2,224,911	$242,139
Net change in unrealized appreciation on commodity futures contracts	5,064,712	694,888
Interest income	640,639	322,351
Total income	7,930,262	1,259,378

Expenses
Management fees	382,582	392,348
Professional fees	275,766	342,822
Distribution and marketing fees	755,804	538,338
Custodian fees and expenses	84,478	84,093
Business permits and licenses fees	60,769	36,667
General and administrative expenses	68,197	66,995
Brokerage commissions	42,577	37,346
Other expenses	33,291	20,120
Total expenses	1,703,464	1,518,729

Expenses waived by the Sponsor	(262,298)	(84,761)

Total expenses, net	1,441,166	1,433,968

Net income (loss)	$6,489,096	$(174,590)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Operations
Net income (loss)	$6,489,096	$(174,590)
Capital transactions
Issuance of Shares	20,520,402	18,327,900
Redemption of Shares	(9,370,786)	(26,412,506)
Net change in the cost of the Underlying Funds	2,663	679
Total capital transactions	11,152,279	(8,083,927)

Net change in net assets	17,641,375	(8,258,517)

Net assets, beginning of period	142,946,752	153,957,187

Net assets, end of period	$160,588,127	$145,698,670

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income (loss)	$6,489,096	$(174,590)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on commodity futures contracts	(5,064,712)	(694,888)
Changes in operating assets and liabilities:
Due from broker	3,371,209	188,492
Interest receivable	251	15
Other assets	(347,709)	(501,118)
Management fee payable to Sponsor	12,223	868
Other liabilities	125,280	42,098
Net cash provided by (used in) operating activities	4,585,638	(1,139,123)

Cash flows from financing activities:
Proceeds from sale of Shares	20,520,402	18,327,900
Redemption of Shares	(9,370,786)	(26,412,506)
Net change in cost of the Underlying Funds	2,663	679
Net cash provided by (used in) financing activities	11,152,279	(8,083,927)

Net change in cash, cash equivalents, and restricted cash	15,737,917	(9,223,050)
Cash, cash equivalents, and restricted cash, beginning of period	137,945,626	145,475,153
Cash, cash equivalents, and restricted cash end of period	$153,683,543	$136,252,103

 The accompanying notes are an integral part of these financial statements.

 NOTES TO COMBINED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 1 – Organization and Operation

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). All these series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund. Effective as of April 16, 2018, the Trust and the Funds operate pursuant to the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Two additional series, the Teucrium Natural Gas Fund (“NAGS”) and the Teucrium WTI Crude Oil Fund (“CRUD”) commenced operations in 2011. these, however, ceased trading and were de-registered effective with the close of trading on December 18, 2014. Liquidation of NAGS and CRUD was completed prior to December 31, 2014 and the Form 15 was filed on January 9, 2015.

On June 5, 2010, the initial Form S1 for CORN was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 8, 2010, four Creation Baskets for CORN were issued representing 200,000 shares and $5,000,000. CORN began trading on the New York Stock Exchange (“NYSE”) Arca on June 9, 2010. On April 29, 2016, a second subsequent registration statement for CORN was declared effective by the SEC.

On June 17, 2011, the initial Forms S1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. On June 30, 2014, subsequent registration statements for CANE, SOYB and WEAT were declared effective by the SEC. On July 15, 2016, a subsequent registration statement for WEAT was declared effective. This registration statement for WEAT registered an additional 24,050,000 shares. On May 1, 2017, a subsequent registration statement for SOYB and CANE was declared effective by the SEC.

On February 10, 2012, the initial Form S1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012. On April 30, 2015, a subsequent registration statement for TAGS was declared effective by the SEC.

The Sponsor is a member of the National Futures Association (the "NFA") and became a commodity pool operator ("CPO") registered with the Commodity Futures Trading Commission (the "CFTC") effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor ("CTA") with the CFTC effective September 8, 2017.

The specific investment objective of each Fund and information regarding the organization and operation of each Fund are included in each Fund’s financial statements and accompanying notes, as well as in other sections of this Form 10K filing. In general, the investment objective of each Fund is to have the daily changes in percentage terms of its Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity specified for that Fund. The investment objective of TAGS is to have the daily changes in percentage terms of NAV of its common units (“Shares”) reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: CORN, WEAT, SOYB, and CANE (collectively, the “Underlying Funds”). The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced to maintain the approximate 25% allocation to each Underlying Fund.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Funds. The principal business address for U.S. Bank N.A is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”) is 615 E. Michigan Street, Milwaukee, WI 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an asset based fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2018 and 2017, the Funds recognized $84,478 and $84,093, respectively, for these services, which is recorded in custodian fees and expenses on the combined statements of operations; of these expenses $13,171 in 2018 and $1,626 in 2017 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2018 and 2017, the Funds recognized $48,148 and $53,419, respectively, for these services, which is recorded in distribution and marketing fees on the combined statements of operations; of these expenses $14,661 in 2018 and $686 in 2017 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended March 31, 2018 and 2017, the Funds recognized $42,577 and $37,346, respectively, for these services, which was recorded in brokerage commissions on the combined statements of operations and were paid for by the Funds.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2018 and 2017, the Funds did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the combined statements of operations.

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

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the combined statements of assets and liabilities as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the combined financial statements. Changes in the appreciation or depreciation between periods are reflected in the combined statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Funds earn interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Funds earn interest on funds held at the custodian at prevailing market rates for such investments.

Beginning in October 2017, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the combined financial statements and reflected in cash and cash equivalents on the combined statements of assets and liabilities and in cash, cash equivalents and restricted cash on the combined statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the combined statements of operations.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

The Trust, as a Delaware statutory trust, is considered a trust for federal tax purposes and is, thus, a pass through entity. For U.S. federal tax purposes, the Funds will be treated as partnerships. Therefore, the Funds do not record a provision for income taxes because the shareholders report their share of a Fund’s income or loss on their income tax returns. The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes.

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of March 31, 2018 and for the years ended December 31, 2017, 2016, 2015, and 2014. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2018 and 2017.

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

CORN: 50,000 shares representing 2 baskets
SOYB: 50,000 shares representing 2 baskets
CANE: 50,000 shares representing 2 baskets
WEAT: 50,000 shares representing 2 baskets
TAGS: 50,000 shares representing 2 baskets (at minimum level as of March 31, 2018 and December 31, 2017)

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust had a balance of $3,446 and $3,014 in money market funds at March 31, 2018 and December 31, 2017, respectively. These balances are included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. The Funds had a balance of $88,818,164 and $88,013,073 in demand deposit savings accounts on March 31, 2018 and December 31, 2017, respectively. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Funds had a balance of $64,861,933 and $49,929,746 in commercial paper contracts on March 31, 2018 and December 31, 2017, respectively. The above changes resulted in a reduction from the same period in 2017 in the balance held in money market and demand deposit savings accounts, respectively.

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

	March 31, 2018	March 31, 2017	December 31, 2017
Cash and cash equivalents	$153,683,543	$136,141,419	$137,945,626
Restricted cash	-	110,684	-
Total cash, cash equivalents, and restricted cash shown in the combined statements of cash flows	$153,683,543	$136,252,103	$137,945,626

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for investing the assets of the Funds in accordance with the objectives and policies of each Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds such as certain accounting, financial reporting, regulatory compliance and trading activities. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the three months ended March 31, the Funds recognized $980,265 in 2018 and $853,550 in 2017 for these services, which are primarily recorded in distribution and marketing fees on the combined statements of operations; of these expenses, $128,781 in 2018 and $6,983 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the three months ended March 31, 2018 there were $262,298 of expenses that were included in the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $40,682 for CORN, $99,942 for SOYB, $80,690 for CANE, $23,769 for WEAT, and $17,215 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three months ended March 31, 2017 there were $84,761 of expenses that were included in the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $35,000 for CORN, $15,000 for SOYB, $13,078 for CANE and $21,683 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On March 31, 2018 and December 31, 2017, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2018 and year ended December 31, 2017, the Funds did not have any transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2018-03: “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10).” These amendments clarify the guidance in ASU No. 2016-01 on issues related to Fair Value and Forward Contracts and Purchased Options. The amendments are effective for fiscal years beginning after December 15, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This amendment is not expected to have a material impact on the financial statements and disclosures of the Trust or the Funds.

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public companies for fiscal years beginning after December 15, 2018. This amendment is not expected to have any impact on the financial statements and disclosures of the Trust or the Funds.

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

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Sponsor elected to early adopt ASU 2016-18 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. The Sponsor elected to adopt ASU 2016-11 for the year ending December 31, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2018 and December 31, 2017:

March 31, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Cash Equivalents	$64,865,379	$-	$-	$64,865,379
Commodity Futures Contracts
Corn futures contracts	2,139,187	-	-	2,139,187
Soybeans futures contracts	434,475	-	-	434,475
Wheat futures contracts	877,587	-	-	877,587
Total	$68,316,628	$-	$-	$68,316,628

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Commodity Futures Contracts
Sugar futures contracts	$769,552	$-	$-	$769,552
Wheat futures contracts	2,385,475	-	-	2,385,475
Total	$3,155,027	$-	$-	$3,155,027

December 31, 2017
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$49,932,760	$-	$-	$49,932,760
Commodity Futures Contracts
Corn futures contracts	120,487	-	-	120,487
Sugar futures contracts	184,319	-	-	184,319
Wheat futures contracts	604,475	-	-	604,475
Total	$50,842,041	$-	$-	$50,842,041

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Commodity Futures Contracts
Corn futures contracts	$1,962,050	$-	$-	$1,962,050
Soybeans futures contracts	448,063	-	-	448,063
Sugar futures contracts	67,133	-	-	67,133
Wheat futures contracts	3,200,525	-	-	3,200,525
Total	$5,677,771	$-	$-	$5,677,771

For the three months ended March 31, 2018 and year ended December 31, 2017, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2018 and 2017, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2018 and December 31, 2017.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Combined Statement of Assets and Liabilities

Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Combined Statement of Assets and Liabilities	Net Amount Presented in the Combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$2,139,187	$-	$2,139,187	$-	$-	$2,139,187
Soybeans futures contracts	$434,475	$-	$434,475	$-	$-	$434,475
Wheat futures contracts	$877,587	$-	$877,587	$877,587	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2018
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Combined Statement of Assets and Liabilities	Net Amount Presented in the Combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$769,552	$-	$769,552	$-	$769,552	$-
Wheat futures contracts	$2,385,475	$-	$2,385,475	$887,587	$1,497,888	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Combined Statement of Assets and Liabilities	Net Amount Presented in the Combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$120,487	$-	$120,487	$120,487	$-	$-
Sugar futures contracts	$184,319	$-	$184,319	$67,133	$-	$117,186
Wheat futures contracts	$604,475	$-	$604,475	$604,475	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Combined Statement of Assets and Liabilities	Net Amount Presented in the Combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,962,050	$-	$1,962,050	$120,487	$1,841,563	$-
Soybeans futures contracts	$448,063	$-	$448,063	$-	$448,063	$-
Sugar futures contracts	$67,133	$-	$67,133	$67,133	$-	$-
Wheat futures contracts	$3,200,525	$-	$3,200,525	$604,475	$2,596,050	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended March 31, 2018

Primary Underlying Risk	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$1,238,962	$3,980,750
Soybean futures contracts	(77,600)	882,538
Sugar futures contracts	(269,114)	(886,738)
Wheat futures contracts	1,332,663	1,088,162
Total commodity futures contracts	$2,224,911	$5,064,712

Three months ended March 31, 2017

Primary Underlying Risk	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$280,775	$940,250
Soybean futures contracts	342,912	(831,150)
Sugar futures contracts	(206,248)	(376,925)
Wheat futures contracts	(175,300)	962,713
Total commodity futures contracts	$242,139	$694,888

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $158.8 million for the three months ended March 31, 2018 and $154.4 million for the three months ended March 31, 2017.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

March 31, 2018

	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,950,004	$71,062,442
Teucrium Soybean Fund	850,004	16,184,117
Teucrium Sugar Fund	1,025,004	8,499,709
Teucrium Wheat Fund	10,475,004	64,839,083
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,139,669
Less: Investment in the Underlying Funds		(1,136,893)
Net for the Fund in the combined net assets of the Trust		2,776
Total		$160,588,127

December 31, 2017
	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,875,004	$64,901,479
Teucrium Soybean Fund	575,004	10,264,025
Teucrium Sugar Fund	650,004	6,363,710
Teucrium Wheat Fund	10,250,004	61,416,019
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,137,639
Less: Investment in the Underlying Funds		(1,136,120)
Net for the Fund in the combined net assets of the Trust		1,519
Total		$142,946,752

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN: Nothing to Report

SOYB: On April 30, 2018, the SEC declared effective a new registration statement for SOYB. This registration statement registered an additional 5,000,000 shares of the Fund.

CANE: On April 30, 2018, the SEC declared effective a new registration statement for CANE. This registration statement registered an additional 5,000,000 shares of the Fund.

The total net assets of the Fund increased by $4,483,316 or 53% for the period from March 31, 2018 through May 8, 2018. This was driven by a 66% increase in the shares outstanding and an 8% decrease in the net asset value per share.

WEAT: Nothing to Report

TAGS: On April 9, 2018, there was a 25,000 share creation order for TAGS which settled on April 10, 2018. The shares outstanding for the Fund exceeded the minimum level of shares outstanding and, therefore, there can now be a redemption of shares.

On April 30, 2018, the SEC declared effective a new registration statement for TAGS.

The total net assets of the Fund increased by $568,699 or 50% for the period from March 31, 2018 through May 8, 2018. This was driven by a 50% increase in the shares outstanding.

TEUCRIUM CORN FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$68,773,183	$63,139,461
Interest receivable	-	73
Other assets	133,485	2,772
Equity in trading accounts:
Commodity futures contracts	2,139,187	120,487
Due from broker	185,333	3,703,896
Total equity in trading accounts	2,324,520	3,824,383
Total assets	71,231,188	66,966,689

Liabilities
Management fee payable to Sponsor	59,610	55,432
Other liabilities	109,136	47,728
Equity in trading accounts:
Commodity futures contracts	-	1,962,050
Total liabilities	168,746	2,065,210

Net assets	$71,062,442	$64,901,479

Shares outstanding	3,950,004	3,875,004

Net asset value per share	$17.99	$16.75

Market value per share	$17.96	$16.77

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 SCHEDULE OF INVESTMENTS
March 31, 2018
(Unaudited)
		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $115)	$115	0.00%	115

			Principal Amount
Commercial Paper
Boston Scientific Corporation 2.113% (cost: $2,494,604 due 4/20/2018)	$2,497,229	3.51%	2,500,000
Canadian Natural Resources Limited 2.133% (cost: $2,495,731 due 4/13/2018)	2,498,233	3.52	2,500,000
Enbridge Energy Partners L.P. 2.144% (cost: $2,493,344 due 4/20/2018)	2,497,190	3.51	2,500,000
Enbridge Energy Partners L.P. 2.13% (cost: $2,493,682 due 4/20/2018)	2,497,208	3.51	2,500,000
Equifax Inc. 2.063% (cost: $4,988,042 due 4/13/2018)	4,996,583	7.03	5,000,000
HP Inc. 2.481% (cost: $2,487,529 due 6/07/2018)	2,488,554	3.50	2,500,000
Marriott International, Inc 2.274% (cost: $2,488,093 due 6/04/2018)	2,489,974	3.50	2,500,000
Thomson Reuters Corporation 2.045% (cost: $2,487,594 due 5/15/2018)	2,493,797	3.51	2,500,000
Thomson Reuters Corporation 2.046% (cost: $2,487,729 due 5/21/2018)	2,492,948	3.51	2,500,000
Walgreens Boots Alliance, Inc. 2.116% (cost: $4,975,208 due 5/29/2018)	4,983,084	7.01	5,000,000
Total Commercial Paper (cost: $29,891,556)	$29,934,800	42.11%
Total Cash Equivalents	$29,934,915	42.11%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures JUL18 (1,255 contracts)	$1,572,413	2.21%	$24,864,687
CBOT corn futures SEP18 (1,057 contracts)	12,887	0.02	21,311,763
CBOT corn futures DEC18 (1,210 contracts)	553,887	0.78	24,895,750
Total commodity futures contracts	$2,139,187	3.01%	$71,072,200

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
SCHEDULE OF INVESTMENTS
December 31, 2017

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $100)	$100	0.00%	100
Blackrock FedFund - Institutional Class (cost $70)	70	0.00	70
Total money market funds	$170	0.00%

			Principal Amount
Short-Term Investments
Commercial Paper
Boston Scientific Corporation 1.709% (cost: $2,496,104 due 1/16/2018)	$2,498,229	3.85%	2,500,000
Canadian Natural Resources Limited 1.759% (cost: $2,495,017 due 1/31/2018)	2,496,354	3.85	2,500,000
E. I. du Pont de Nemours and Company 1.67% (cost: $2,490,778 due 3/5/2018)	2,492,737	3.84	2,500,000
Enbridge Energy Partners, L.P. 2.198% (cost: $2,488,490 due 3/5/2018)	2,490,459	3.84	2,500,000
Equifax Inc. 1.709% (cost: $2,493,979 due 1/5/2018)	2,499,528	3.85	2,500,000
Ford Motor Credit Company LLC 1.407% (cost: $2,491,250 due 1/10/2018)	2,499,125	3.85	2,500,000
Glencore Funding LLC 1.424% (cost: $2,491,248 due 1/17/2018)	2,498,427	3.85	2,500,000
HP Inc. 1.648% (cost: $2,496,014 due 1/22/2018)	2,497,608	3.85	2,500,000
Oneok, Inc. 1.749% (cost: $2,497,342 due 1/5/2018)	2,499,517	3.85	2,500,000
VW Credit, Inc. 1.61% (cost: $2,490,000 due 3/6/2018)	2,492,889	3.84	2,500,000
Total Commercial Paper (cost: $24,930,222)	$24,964,873	38.47%
Total Cash Equivalents	$24,965,043	38.47%

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

TEUCRIUM CORN FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Income
Realized and unrealized gain on trading of commodity futures contracts:
Realized income on commodity futures contracts	$1,238,962	$280,775
Net change in unrealized appreciation on commodity futures contracts	3,980,750	940,250
Interest income	287,497	148,373
Total income	5,507,209	1,369,398

Expenses
Management fees	169,851	181,168
Professional fees	101,717	174,930
Distribution and marketing fees	288,060	251,740
Custodian fees and expenses	30,634	41,725
Business permits and licenses fees	12,863	10,585
General and administrative expenses	34,546	33,470
Brokerage commissions	20,840	21,290
Other expenses	12,372	9,760
Total expenses	670,883	724,668

Expenses waived by the Sponsor	(40,682)	(35,000)

Total expenses, net	630,201	689,668

Net income	$4,877,008	$679,730

Net income per share	$1.24	$0.24
Net income per weighted average share	$1.22	$0.18
Weighted average shares outstanding	3,990,560	3,803,615

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Operations
Net income	$4,877,008	$679,730
Capital transactions
Issuance of Shares	6,917,693	12,428,813
Redemption of Shares	(5,633,738)	(17,400,898)
Total capital transactions	1,283,955	(4,972,085)
Net change in net assets	6,160,963	(4,292,355)

Net assets, beginning of period	$64,901,479	$73,213,541

Net assets, end of period	$71,062,442	$68,921,186

Net asset value per share at beginning of period	$16.75	$18.77

Net asset value per share at end of period	$17.99	$19.01

Creation of Shares	400,000	625,000
Redemption of Shares	325,000	900,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income	$4,877,008	$679,730
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on commodity futures contracts	(3,980,750)	(940,250)
Changes in operating assets and liabilities:
Due from broker	3,518,563	275,183
Interest receivable	73	38
Other assets	(130,713)	(210,164)
Management fee payable to Sponsor	4,178	(5,783)
Other liabilities	61,408	40,205
Net cash provided by (used in) operating activities	4,349,767	(161,041)

Cash flows from financing activities:
Proceeds from sale of Shares	6,917,693	12,428,813
Redemption of Shares	(5,633,738)	(17,400,898)
Net cash provided by (used in) financing activities	1,283,955	(4,972,085)

Net change in cash and cash equivalents	5,633,722	(5,133,126)
Cash and cash equivalents, beginning of period	63,139,461	69,072,284
Cash and cash equivalents, end of period	$68,773,183	$63,939,158

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 1 – Organization and Operation

Teucrium Corn Fund (referred to herein as “CORN,” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CORN,” to the public at perShare offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for corn interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

The investment objective of CORN is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for corn (“Corn Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

CORN Benchmark
CBOT Corn Futures Contracts	Weighting
Second to expire	35%
Third to expire	30%
December following the third to expire	35%

The Fund commenced investment operations on June 9, 2010 and has a fiscal year ending on December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the "NFA") and became a commodity pool operator ("CPO") registered with the Commodity Futures Trading Commission (the "CFTC") effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor ("CTA") with the CFTC effective September 8, 2017.

On June 5, 2010, the Fund’s initial registration of 30,000,000 shares on Form S1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 9, 2010, the Fund listed its shares on the NYSE Arca under the ticker symbol “CORN.” On the day prior to that, the Fund issued 200,000 shares in exchange for $5,000,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on June 9, 2010 by purchasing commodity futures contracts traded on the CBOT. On April 29, 2016, a second subsequent registration statement for CORN was declared effective by the SEC.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-3 filing, as applicable. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Fund. The principal business address for U.S. Bank N.A. is 1555 North Rivercenter Drive, Suite 302, Milwaukee, Wisconsin 53212. U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”) is 615 E. Michigan Street, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an assetbased fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2018 and 2017, the Fund recognized $30,634 and $41,725, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these expenses, $762 in 2018 and $0 in 2017 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2018 and 2017, the Fund recognized $18,022 and $25,945, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of these expenses, $3,679 in 2018 and $0 in 2017 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended March 31, 2018 and 2017, the Fund recognized $20,840 and $21,290, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and was paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2018 and 2017, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of assets and liabilities as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of thefinancial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents and deposits with the Futures Commission Merchant are recognized on the accrual basis. The Fund earns interest on its assets denominated in U.S. dollars on deposit with the Futures Commission Merchant. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates for such investments.

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

Income Taxes

For U.S. federal tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2018 and for the years ended December 31, 2017, 2016, 2015 and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2018 and 2017.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and shortterm maturities. The Fund has these balances of its cash equivalents on deposit with banks. The Fund had a balance of $115 and $170 in money market funds at March 31, 2018 and December 31, 2017, respectively. These balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $38,838,268 and $38,174,688 in demand deposit savings accounts on March 31, 2018 and December 31, 2017 respectively. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. These balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund had a balance of $29,934,800 and $24,964,873 in commercial paper contracts on March 31, 2018 and December 31, 2017, respectively. The above changes resulted in a reduction from the same period in 2017 in the balance held in money market funds and demand deposit savings accounts, respectively. On March 31, 2018 and December 31, 2017, the balance for restricted cash held in custody at the Bank of New York Mellon was $0.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide certain administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds, such as certain aspects of accounting, financial reporting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded in distribution and marketing fees on the statements of operations. For the three months ended March 31, 2018 and 2017, such expenses were $373,988 and $420,572 respectively; of these expenses $22,604 in 2018 and $0 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended March 31, 2018, there were $40,682 of expenses that were included in the statements of operations of the Fund as expenses that were waived by the Sponsor. For the three months ended March 31, 2017, there were $35,000 of expenses that were included in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On March 31, 2018 and December 31, 2017, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2018 and for the year ended December 31, 2017, the Fund did not have any transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2018-03: “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10).” These amendments clarify the guidance in ASU No. 2016-01 on issues related to Fair Value and Forward Contracts and Purchased Options. The amendments are effective for fiscal years beginning after December 15, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This amendment is not expected to have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public businesses for fiscal years beginning after December 15, 2018. This amendment is not expected to have any impact on the financial statements and disclosures of the Fund.

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

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Sponsor elected to early adopt ASU 2016-18 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. The Sponsor elected to adopt ASU 2016-11 for the year ending December 31, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2018 and December 31, 2017:

March 31, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Cash Equivalents	$29,934,915	$-	$-	$29,934,915
Corn Futures Contracts	2,139,187	-	-	2,139,187
Total	$32,074,102	$-	$-	$32,074,102

December 31, 2017
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$24,965,043	$-	$-	$24,965,043
Corn Futures Contracts	120,487	-	-	120,487
Total	$25,085,530	$-	$-	$25,085,530

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Corn Futures Contracts	$1,962,050	$-	$-	$1,962,050

For the three months ended March 31, 2018 and year ended December 31, 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2018 and 2017, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2018 and December 31, 2017.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2018
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn Futures Contracts	$2,139,187	$-	$2,139,187	$-	$-	$2,139,187

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn Futures Contracts	$120,487	$-	$120,487	$120,487	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn Futures Contracts	$1,962,050	$-	$1,962,050	$120,487	$1,841,563	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk

Three months ended March 31, 2018

	Realized Gain on	Net Change in Unrealized Appreciation
Primary Underlying Risk	Commodity Futures Contracts	on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$1,238,962	$3,980,750

Three months ended March 31, 2017

	Realized Gain on	Net Change in Unrealized Appreciation
Primary Underlying Risk	Commodity Futures Contracts	on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$280,775	$940,250

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $69.9 million for the three months ended March 31, 2018 and $70.7 million for the three months ended March 31, 2017.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2018 and 2017. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Per Share Operation Performance
Net asset value at beginning of period	$16.75	$18.77
Income from investment operations:
Investment income	0.07	0.04
Net realized and unrealized gain on commodity futures contracts	1.33	0.38
Total expenses, net	(0.16)	(0.18)
Net increase in net asset value	1.24	0.24
Net asset value at end of period	$17.99	$19.01
Total Return	7.40%	1.28%
Ratios to Average Net Assets (Annualized)
Total expenses	3.95%	4.00%
Total expenses, net	3.71%	3.81%
Net investment loss	(2.02)%	(2.99)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$15,713,705	$9,942,185
Interest receivable	-	22
Other assets	36,621	1,839
Equity in trading accounts:
Commodity futures contracts	434,475	-
Due from broker	27,910	789,636
Total equity in trading accounts	462,385	789,636
Total assets	16,212,711	10,733,682

Liabilities
Management fee payable to Sponsor	12,272	12,111
Other liabilities	16,322	9,483
Equity in trading accounts:
Commodity futures contracts	-	448,063
Total liabilities	28,594	469,657

Net assets	$16,184,117	$10,264,025

Shares outstanding	850,004	575,004

Net asset value per share	$19.04	$17.85

Market value per share	$19.05	$17.88

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
 SCHEDULE OF INVESTMENTS
March 31, 2018
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $106)	$106	0.00%	106

			Principal Amount
Commercial Paper
Boston Scientific Corporation 2.113% (cost: $2,494,604 due 4/20/2018)	$2,497,229	15.43%	2,500,000
Canadian Natural Resources Limited 2.316% (cost: $2,495,208 due 4/25/2018)	2,496,167	15.42	2,500,000
Total Commercial Paper (cost: $4,989,812)	$4,993,396	30.85%
Total Cash Equivalents	$4,993,502	30.85%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JUL18 (107 contracts)	$264,937	1.64%	$5,646,925
CBOT soybean futures NOV18 (93 contracts)	168,100	1.04	4,872,037
CBOT soybean futures NOV19 (113 contracts)	1,438	0.01	5,671,188
Total commodity futures contracts	$434,475	2.69%	$16,190,150

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

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(77,600)	$342,912
Net change in unrealized appreciation or depreciation on commodity futures contracts	882,538	(831,150)
Interest income	49,814	25,764
Total income (loss)	854,752	(462,474)

Expenses
Management fees	30,184	31,229
Professional fees	31,108	37,019
Distribution and marketing fees	118,926	39,648
Custodian fees and expenses	11,499	5,731
Business permits and licenses fees	10,088	4,647
General and administrative expenses	6,882	4,993
Brokerage commissions	2,538	1,659
Other expenses	4,625	1,874
Total expenses	215,850	126,800

Expenses waived by the Sponsor	(99,942)	(15,000)

Total expenses, net	115,908	111,800

Net income (loss)	$738,844	$(574,274)

Net income (loss) per share	$1.19	$(0.97)
Net income (loss) per weighted average share	$1.12	$(0.88)
Weighted average shares outstanding	658,893	651,671

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Operations
Net income (loss)	$738,844	$(574,274)
Capital transactions
Issuance of Shares	5,181,248	498,977
Redemption of Shares	-	(1,937,740)
Total capital transactions	5,181,248	(1,438,763)
Net change in net assets	5,920,092	(2,013,037)

Net assets, beginning of period	$10,264,025	$12,882,100

Net assets, end of period	$16,184,117	$10,869,063

Net asset value per share at beginning of period	$17.85	$19.08

Net asset value per share at end of period	$19.04	$18.11

Creation of Shares	275,000	25,000
Redemption of Shares	-	100,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income (loss)	$738,844	$(574,274)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized depreciation or appreciation on commodity futures contracts	(882,538)	831,150
Changes in operating assets and liabilities:
Due from broker	761,726	(682,767)
Interest receivable	22	(12)
Other assets	(34,782)	(46,586)
Management fee payable to Sponsor	161	(1,769)
Other liabilities	6,839	(2,168)
Net cash provided by (used in) operating activities	590,272	(476,426)

Cash flows from financing activities:
Proceeds from sale of Shares	5,181,248	498,977
Redemption of Shares	-	(1,937,740)
Net cash provided by (used in) financing activities	5,181,248	(1,438,763)

Net change in cash, cash equivalents, and restricted cash	5,771,520	(1,915,189)
Cash, cash equivalents, and restricted cash, beginning of period	9,942,185	12,377,999
Cash, cash equivalents, and restricted cash, end of period	$15,713,705	$10,462,810

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 1 – Organization and Operation

Teucrium Soybean Fund (referred to herein as “SOYB” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “SOYB,” to the public at perShare offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for soybean interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

The investment objective of SOYB is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybeans Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

 SOYB Benchmark
CBOT Soybeans Futures Contract	Weighting
Second to expire (excluding August & September)	35%
Third to expire (excluding August & September)	30%
Expiring in the November following the expiration of the thirdtoexpire contract	35%

The fund commenced investment operations on September 19, 2011 and has a fiscal year ending December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor ("CTA") with the CFTC effective September 8, 2017.

On June 17, 2011, the Fund’s initial registration of 10,000,000 shares on Form S1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “SOYB.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing soybean commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. On June 30, 2014, a subsequent registration statement for SOYB was declared effective by the SEC. On May 1, 2017, a subsequent registration statement for SOYB was declared effective by the SEC.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2018 and 2017, the Fund recognized $11,499 and $5,731, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these expenses, $7,698 in 2018 and $0 in 2017 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2018 and 2017, the Fund recognized $6,254 and $4,108, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of these expenses, $4,095 in 2018 and $0 in 2017 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended March 31, 2018 and 2017, the Fund recognized $2,538 and $1,659, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2018 and 2017, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

Beginning in February 2018, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and in cash, cash equivalents and restricted cash on the statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

For U.S. federal tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2018 and for the years ended December 31, 2017, 2016, 2015 and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized for the three months ended March 31, 2018 and 2017.

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. The Fund has these balances of its cash equivalents on deposit with banks. The Fund had a balance of $106 and $100 in money market funds at March 31, 2018 and December 31, 2017, respectively. These balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $10,720,203 and $9,942,111 in demand deposit savings accounts as of March 31, 2018 and December 31, 2017. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the first quarter 2018, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 45 days or less, which is classified as a cash equivalent and is not FDIC insured. These balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund had a balance of $4,993,396 in commercial paper contracts on March 31, 2018. The above changes resulted in a reduction from the same period in 2017 in the balance held in money market funds and demand deposit savings accounts, respectively.

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

	March 31, 2018	March 31, 2017	December 31, 2017
Cash and cash equivalents	$15,713,705	$10,399,194	$9,942,185
Restricted cash	-	63,616	-
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$15,713,705	$10,462,810	$9,942,185

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The  Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide certain administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds, such as certain aspects of accounting, financial reporting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded in distribution and marketing fees on the statements of operations. For the three months ended March 31, 2018 and 2017, such expenses were $126,836 and $65,984 respectively; of these expenses, $58,813 in 2018 and $0 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended March 31, 2018, there were $99,942 of expenses that were identified in the statements of operations of the Fund as expenses that were waived by the Sponsor. For the three months ended March 31, 2017, there were $15,000 of expenses that were in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On March 31, 2018 and December 31, 2017, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2018 and for the year ended December 31, 2017, the Fund did not have any transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2018-03: “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10).” These amendments clarify the guidance in ASU No. 2016-01 on issues related to Fair Value and Forward Contracts and Purchased Options. The amendments are effective for fiscal years beginning after December 15, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2017--13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014--09 and ASU No. 2016--02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This amendment is not expected to have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2017--12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public businesses for fiscal years beginning after December 15, 2018. This amendment is not expected to have any impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2017--03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2017--01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2016--18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning- of- period and end -of- period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Sponsor elected to early adopt ASU 2016--18 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2014--09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015--14 which defers the effective date of ASU 2014--09 by one year to fiscal years beginning after December 15, 2017. ASU 2015--14 also permits early adoption of ASU 2014--09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825--10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014--09 and 2015--14. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2016--11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014--09 and 2014--16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825--10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016--11. The Sponsor elected to adopt ASU 2016-11 for the year ending December 31, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2016--02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This standard is not expected to have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2016--01, “Financial Instruments--Overall (Subtopic 825--10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2018 and December 31, 2017:

March 31, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Cash Equivalents	$4,993,502	$-	$-	$4,993,502
Soybeans futures contracts	434,475	-	-	434,475
Total	$5,427,977	$-	$-	$5,427,977

December 31, 2017
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$100	$-	$-	$100

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Soybeans futures contracts	$448,063	$-	$-	$448,063

For the three months ended March 31, 2018 and year ended December 31, 2017, the Fund did not have any transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2018 and 2017, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2018 and December 31, 2017.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2018
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybeans Futures Contracts	$434,475	$-	$434,475	$-	$-	$434,475

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Soybeans Futures Contracts	$448,063	$-	$448,063	$-	$448,063	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended March 31, 2018
Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$(77,600)	$882,538

Three months ended March 31, 2017
Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$342,912	$(831,150)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $13.2 million for the three months ended March 31, 2018 and $12.1 million for the three months ended March 31, 2017.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2018 and 2017. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Per Share Operation Performance
Net asset value at beginning of period	$17.85	$19.08
Income (loss) from investment operations:
Investment income	0.08	0.04
Net realized and unrealized gain (loss) on commodity futures contracts	1.29	(0.84)
Total expenses, net	(0.18)	(0.17)
Net increase (decrease) in net asset value	1.19	(0.97)
Net asset value at end of period	$19.04	$18.11
Total Return	6.67%	(5.08) %
Ratios to Average Net Assets (Annualized)
Total expenses	7.15%	4.06%
Total expenses, net	3.84%	3.58%
Net investment loss	(2.19) %	(2.75) %

The financial highlights per share data is calculated consistent with the methodology used to calculate asset-based fees and expenses.

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On April 30, 2018, the SEC declared effective a new registration statement for SOYB. This registration statement registered an additional 5,000,000 shares of the Fund.

 TEUCRIUM SUGAR FUND
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$7,899,896	$5,929,275
Interest receivable	-	47
Other assets	13,649	276
Equity in trading accounts:
Commodity futures contracts	-	184,319
Due from broker	1,374,835	327,885
Total equity in trading accounts	1,374,835	512,204
Total assets	9,288,380	6,441,802

Liabilities
Management fee payable to Sponsor	6,632	5,632
Other liabilities	12,487	5,327
Equity in trading accounts:
Commodity futures contracts	769,552	67,133
Total liabilities	788,671	78,092

Net assets	$8,499,709	$6,363,710

Shares outstanding	1,025,004	650,004

Net asset value per share	$8.29	$9.79

Market value per share	$8.31	$9.78

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 SCHEDULE OF INVESTMENTS
March 31, 2018
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $92)	$92	0.00%	92

			Principal Amount
Commercial Paper
Canadian Natural Resources Limited 2.316% (cost: $2,495,208 due 4/25/2018)	$2,496,167	29.37%	2,500,000
Total Cash Equivalents	$2,496,259	29.37%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL18 (212 contracts)	$337,512	3.97%	$2,958,503
ICE sugar futures OCT18 (176 contracts)	107,957	1.27	2,536,934
ICE sugar futures MAR19 (190 contracts)	324,083	3.81	3,006,864
Total commodity futures contracts	$769,552	9.05%	$8,502,301

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

TEUCRIUM SUGAR FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Income
Realized and unrealized loss on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(269,114)	$(206,248)
Net change in unrealized depreciation on commodity futures contracts	(886,738)	(376,925)
Interest income	27,917	10,930
Total loss	(1,127,935)	(572,243)

Expenses
Management fees	17,510	13,954
Professional fees	26,501	11,743
Distribution and marketing fees	65,193	16,244
Custodian fees and expenses	7,191	2,293
Business permits and licenses fees	16,247	2,126
General and administrative expenses	4,124	1,045
Brokerage commissions	2,169	1,675
Other expenses	3,039	555
Total expenses	141,974	49,635

Expenses waived by the Sponsor	(80,690)	(13,078)

Total expenses, net	61,284	36,557

Net loss	$(1,189,219)	$(608,800)

Net loss per share	$(1.50)	$(1.18)
Net loss per weighted average share	$(1.49)	$(1.43)
Weighted average shares outstanding	796,393	424,448

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Operations
Net loss	$(1,189,219)	$(608,800)
Capital transactions
Issuance of Shares	3,325,218	1,399,195
Redemption of Shares	-	(1,881,560)
Total capital transactions	3,325,218	(482,365)
Net change in net assets	2,135,999	(1,091,165)

Net assets, beginning of period	$6,363,710	$5,513,971

Net assets, end of period	$8,499,709	$4,422,806

Net asset value per share at beginning of period	$9.79	$12.97

Net asset value per share at end of period	$8.29	$11.79

Creation of Shares	375,000	100,000
Redemption of Shares	-	150,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(1,189,219)	$(608,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	886,738	376,925
Changes in operating assets and liabilities:
Due from broker	(1,046,950)	(291,110)
Interest receivable	47	1
Other assets	(13,373)	(36,902)
Management fee payable to Sponsor	1,000	4,778
Other liabilities	7,160	-
Net cash used in operating activities	(1,354,597)	(555,108)

Cash flows from financing activities:
Proceeds from sale of Shares	3,325,218	1,399,195
Redemption of Shares	-	(1,881,560)
Net cash provided by (used in) financing activities	3,325,218	(482,365)

Net change in cash, cash equivalents, and restricted cash	1,970,621	(1,037,473)
Cash, cash equivalents, and restricted cash, beginning of period	5,929,275	5,090,599
Cash, cash equivalents, and restricted cash, end of period	$7,899,896	$4,053,126

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 1 – Organization and Operation

Teucrium Sugar Fund (referred to herein as “CANE” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “CANE,” to the public at per Share offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for sugar interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

The investment objective of SOYB is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”):

         CANE Benchmark

ICE Sugar Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
Expiring in the March following the expiration of the thirdtoexpire contract	35%

The Fund commenced investment operations on September 19, 2011 and has a fiscal year ending December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor ("CTA") with the CFTC effective September 8, 2017.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Fund. The principal business address for U.S. Bank N.A. is 1555 North RiverCenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 615 E. Michigan Street, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an assetbased fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2018 and 2017, the Fund recognized $7,191 and $2,293, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these expenses, $4,254 in 2018 and $0 in 2017 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2018 and 2017, the Fund recognized $3,407 and $1,870, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $2,236 in 2018 and $434 in 2017 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended March 31, 2018 and 2017, the Fund recognized $2,169 and $1,675, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2018 and 2017, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

Beginning in February 2018, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and in cash, cash equivalents and restricted cash on the statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

For U.S. federal tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of March 31, 2018 and for the years ended December 31, 2017, 2016, 2015 and 2014. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2018 and 2017.

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and shortterm maturities. The Fund has these balances of its cash equivalents on deposit with banks. The Fund had a balance of $92 and $100 in money market funds at March 31, 2018 and December 31, 2017, respectively. These balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $5,403,636 and $5,929,221 in demand deposit savings accounts as of March 31, 2018 and December 31, 2017, respectively. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the first quarter 2018, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. These balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund had a balance of $2,496,167 in commercial paper contracts on March 31, 2018. The above changes resulted in a reduction from the same period in 2017 in the balance held in money market funds and demand deposit savings accounts, respectively.

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

	March 31, 2018	March 31, 2017	December 31, 2017
Cash and cash equivalents	$7,899,896	$4,006,058	$5,929,275
Restricted cash	-	47,068	-
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$7,899,896	$4,053,126	$5,929,275

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide certain administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds, such as certain aspects of accounting, financial reporting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended March 31, the Fund recognized $67,764 in 2018 and $28,601 in 2017, respectively, such expenses, which are primarily included as distribution and marketing fees on the statements of operations; of these amounts, $31,150 in 2018 and $2,566 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended March 31, 2018, there were $80,690 of expenses that were identified in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three months ended March 31, 2017, there were $13,078 of expenses that were identified in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On March 31, 2018 and December 31, 2017, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2018 and year ended December 31, 2017, the Fund did not have any transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2018-03: “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10).” These amendments clarify the guidance in ASU No. 2016-01 on issues related to Fair Value and Forward Contracts and Purchased Options. The amendments are effective for fiscal years beginning after December 15, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2017--13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014--09 and ASU No. 2016--02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This amendment is not expected to have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2017--12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public businesses for fiscal years beginning after December 15, 2018. This amendment is not expected to have any impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2017--03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2017--01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2016--18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning- of- period and end -of- period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Sponsor elected to early adopt ASU 2016--18 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2014--09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015--14 which defers the effective date of ASU 2014--09 by one year to fiscal years beginning after December 15, 2017. ASU 2015--14 also permits early adoption of ASU 2014--09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825--10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014--09 and 2015--14. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2016--11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014--09 and 2014--16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825--10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016--11. The Sponsor elected to adopt ASU 2016-11 for the year ending December 31, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2016--02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This standard is not expected to have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2016--01, “Financial Instruments--Overall (Subtopic 825--10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2018 and December 31, 2017:

March 31, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Cash Equivalents	$2,496,259	$-	$-	$2,496,259

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Sugar Futures Contracts	$769,552	$-	$-	$769,552

December 31, 2017
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$100	$-	$-	$100
Sugar Futures Contracts	184,319	-	-	184,319
Total	$184,419	$-	$-	$184,419

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Sugar Futures Contracts	$67,133	$-	$-	$67,133

For the three months ended March 31, 2018 and year ended December 31, 2017, the Fund did not have any transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2018 and 2017, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2018 and December 31, 2017.

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2018
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar Futures Contracts	$769,552	$-	$769,552	$-	$769,552	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar Futures Contracts	$184,319	$-	$184,319	$67,133	$-	$117,186

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar Futures Contracts	$67,133	$-	$67,133	$67,133	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2018

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(269,114)	$(886,738)

Three months ended March 31, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(206,248)	$(376,925)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $7.6 million for the three months ended March 31, 2018 and $5.5 million for the three months ended March 31, 2017.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2018 and 2017. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Per Share Operation Performance
Net asset value at beginning of period	$9.79	$12.97
Income (loss) from investment operations:
Investment income	0.04	0.03
Net realized and unrealized loss on commodity futures contracts	(1.46)	(1.12)
Total expenses, net	(0.08)	(0.09)
Net decrease in net asset value	(1.50)	(1.18)
Net asset value at end of period	$8.29	$11.79
Total Return	(15.32) %	(9.10) %
Ratios to Average Net Assets (Annualized)
Total expenses	8.11%	3.56%
Total expenses, net	3.50%	2.62%
Net investment loss	(1.91) %	(1.84) %

The financial highlights per share data is calculated consistent with the methodology used to calculate asset-based fees and expenses.

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of the Fund, including applicable SEC registration fees, were borne directly by the Sponsor. The Fund will not be obligated to reimburse the Sponsor.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On April 30, 2018, the SEC declared effective a new registration statement for CANE. This registration statement registered an additional 5,000,000 shares of the Fund.

The total net assets of the Fund increased by $4,483,316 or 53% for the period from March 31, 2018 through May 8, 2018. This was driven by a 66% increase in the shares outstanding and an 8% decrease in the net asset value per share.

TEUCRIUM WHEAT FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$61,293,767	$58,932,231
Interest receivable	-	111
Other assets	169,842	1,861
Equity in trading accounts:
Commodity futures contracts	877,587	604,475
Due from broker	5,028,384	5,166,254
Total equity in trading accounts	5,905,971	5,770,729
Total assets	67,369,580	64,704,932

Liabilities
Management fee payable to Sponsor	58,858	51,974
Other liabilities	86,164	36,414
Equity in trading accounts:
Commodity futures contracts	2,385,475	3,200,525
Total liabilities	2,530,497	3,288,913

Net assets	$64,839,083	$61,416,019

Shares outstanding	10,475,004	10,250,004

Net asset value per share	$6.19	$5.99

Market value per share	$6.20	$6.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 SCHEDULE OF INVESTMENTS
March 31, 2018
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $141)	$141	0.00%	141

			Principal Amount
Commercial Paper
Canadian Natural Resources Limited 2.133% (cost: $2,495,731 due 4/13/2018)	$2,498,233	3.85%	2,500,000
Enbridge Energy Partners, L.P. 2.144% (cost: $2,493,344 due 4/20/2018)	2,497,190	3.85	2,500,000
Enbridge Energy Partners, L.P. 2.13% (cost: $2,493,682 due 4/20/2018)	2,497,208	3.85	2,500,000
Equifax Inc. 2.063% (cost: $4,988,042 due 4/13/2018)	4,996,583	7.71	5,000,000
HP Inc. 2.481% (cost: $2,487,529 due 6/07/2018)	2,488,554	3.84	2,500,000
Marriott International, Inc. 2.274% (cost: $2,488,093 due 6/04/2018)	2,489,973	3.84	2,500,000
Thomson Reuters Corporation 2.45% (cost: $2,487,594 due 5/15/2018)	2,493,797	3.85	2,500,000
Thomson Reuters Corporation 2.46% (cost: $2,487,729 due 5/21/2018)	2,492,948	3.84	2,500,000
Walgreens Boots Alliance, Inc. 2.116% (cost: $4,975,208 due 5/29/2018)	4,983,084	7.69	5,000,000
Total Commercial Paper (Total cost: $27,396,952)	$27,437,570	42.32%
Total Cash Equivalents	$27,437,711	42.32%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures JUL18 (969 contracts)	$877,587	1.35%	$22,698,825

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP18 (802 contracts)	$1,545,537	2.38%	$19,458,525
CBOT wheat futures DEC18 (897 contracts)	839,938	1.30	22,716,525
Total commodity futures contracts	$2,385,475	3.68%	$42,175,050

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

TEUCRIUM WHEAT FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$1,332,663	$(175,300)
Net change in unrealized appreciation on commodity futures contracts	1,088,162	962,713
Interest income	275,403	137,281
Total income	2,696,228	924,694

Expenses
Management fees	165,037	165,997
Professional fees	115,357	115,125
Distribution and marketing fees	279,396	224,663
Custodian fees and expenses	34,595	33,744
Business permits and licenses fees	9,571	7,184
General and administrative expenses	22,102	27,099
Brokerage commissions	17,030	12,722
Other expenses	13,040	7,737
Total expenses	656,128	594,271

Expenses waived by the Sponsor	(23,769)	-

Total expenses, net	632,359	594,271

Net income	$2,063,869	$330,423

Net income per share	$0.20	$0.04
Net income per weighted average share	$0.19	$0.04
Weighted average shares outstanding	10,596,115	9,338,893

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Operations
Net income	$2,063,869	$330,423
Capital transactions
Issuance of Shares	5,096,243	4,000,915
Redemption of Shares	(3,737,048)	(5,192,308)
Total capital transactions	1,359,195	(1,191,393)
Net change in net assets	3,423,064	(860,970)

Net assets, beginning of period	$61,416,019	$62,344,759

Net assets, end of period	$64,839,083	$61,483,789

Net asset value per share at beginning of period	$5.99	$6.89

Net asset value per share at end of period	$6.19	$6.93

Creation of Shares	825,000	550,000
Redemption of Shares	600,000	725,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income	$2,063,869	$330,423
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized appreciation on commodity futures contracts	(1,088,162)	(962,713)
Changes in operating assets and liabilities:
Due from broker	137,870	887,186
Interest receivable	111	(12)
Other assets	(167,981)	(207,756)
Management fee payable to Sponsor	6,884	3,642
Other liabilities	49,750	3,656
Net cash provided by operating activities	1,002,341	54,426

Cash flows from financing activities:
Proceeds from sale of Shares	5,096,243	4,000,915
Redemption of Shares	(3,737,048)	(5,192,308)
Net cash provided by (used in) financing activities	1,359,195	(1,191,393)

Net change in cash, cash equivalents, and restricted cash	2,361,536	(1,136,967)
Cash, cash equivalents, and restricted cash, beginning of period	58,932,231	58,931,911
Cash, cash equivalents, and restricted cash, end of period	$61,293,767	$57,794,944

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 1 – Organization and Operation

Teucrium Wheat Fund (referred to herein as “WEAT” or the “Fund”) is a commodity pool that is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust formed on September 11, 2009. The Fund issues common units, called the “Shares,” representing fractional undivided beneficial interests in the Fund. The Fund continuously offers Creation Baskets consisting of 25,000 Shares at their Net Asset Value (“NAV”) to “Authorized Purchasers” through Foreside Fund Services, LLC, which is the distributor for the Fund (the “Distributor”). Authorized Purchasers sell such Shares, which are listed on the New York Stock Exchange (“NYSE”) Arca under the symbol “WEAT,” to the public at perShare offering prices that reflect, among other factors, the trading price of the Shares on the NYSE Arca, the NAV of the Fund at the time the Authorized Purchaser purchased the Creation Baskets and the NAV at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of the markets for wheat interests. The Fund’s Shares trade in the secondary market on the NYSE Arca at prices that are lower or higher than their NAV per Share.

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

The Fund commenced investment operations on September 19, 2011 and has a fiscal year ending December 31. The Fund’s sponsor is Teucrium Trading, LLC (the “Sponsor”). The Sponsor is responsible for the management of the Fund. The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective November 10, 2009. The Sponsor registered as a Commodity Trading Advisor ("CTA") with the CFTC effective September 8, 2017.

On June 17, 2011, the Fund’s initial registration of 10,000,000 shares on Form S1 was declared effective by the SEC. On September 19, 2011, the Fund listed its shares on the NYSE Arca under the ticker symbol “WEAT.” On the business day prior to that, the Fund issued 100,000 shares in exchange for $2,500,000 at the Fund’s initial NAV of $25 per share. The Fund also commenced investment operations on September 19, 2011 by purchasing commodity futures contracts traded on the CBOT. On December 31, 2010, the Fund had four shares outstanding, which were owned by the Sponsor. On June 30, 2014, a subsequent registration statement for WEAT was declared effective by the SEC. On July 15, 2016, a subsequent registration statement for WEAT was declared effective. This registration statement for WEAT registered an additional 24,050,000 shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Fund. The principal business address for U.S. Bank N.A. is 1555 North RiverCenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department. The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 615 E. Michigan Street, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an assetbased fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2018 and 2017, the Fund recognized $34,595 and $33,744, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations and paid for by the Fund.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2018 and 2017, the Fund recognized $20,218 and $21,170, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of these expenses, $4,404 in 2018 and $0 in 2017 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended March 31, 2018 and 2017, the Fund recognized $17,030 and $12,722, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2018 and 2017, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.

In accordance with ASU 2016-18 issued by the FASB, the presentation of cash and cash equivalents and restricted cash is disaggregated by line item on the statements of assets and liabilities and sum to the total amount of cash, cash equivalents, and restricted cash at the end of the corresponding period shown on the statements of cash flows. This update in presentation did not have a material impact on the financial statements and disclosures of the Trust and the Funds.

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

Beginning in October 2017, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and in cash, cash equivalents and restricted cash on the statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.

Income Taxes

For U.S. federal tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2018 and for the years ended December 31, 2017, 2016, and 2015. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2018 and 2017.

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. The Fund has these balances of its cash equivalents on deposit with banks. The Fund had a balance of $141 and $170 in money market funds at March 31, 2018 and December 31, 2017, respectively. These balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $33,856,056 and $33,967,053 in a demand deposit savings account on March 31, 2018 and December 31, 2017. Assets deposited with financial institutions, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. These balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund had a balance of $27,437,570 and $24,964,873 in commercial paper contracts on March 31, 2018 and December 31, 2017, respectively. The above changes resulted in a reduction from the same period in 2017 in the balance held in money market funds and demand deposit savings accounts, respectively.

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

Sponsor Fee, Allocation of Expenses and Related Party Transactions

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide certain administrative, custodial, accounting, transfer agency and other necessary services to the Trust and the Funds. In addition, the Sponsor elected not to outsource services directly attributable to the Trust and the Funds, such as certain aspects of accounting, financial reporting, regulatory compliance and trading activities. In addition, the Fund is contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended March 31, the Fund recognized $406,610 in 2018 and $333,153 in 2017 respectively, such expenses which are primarily recorded in distribution and marketing fees on the statements of operations; of these  expenses, $13,147 in 2018 and $0 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended March 31, 2018, there were $23,769 of expenses that were identified in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three months ended March 31, 2017, there were no expenses that were identified in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On March 31, 2018 and December 31, 2017, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three months ended March 31, 2018 and year ended December 31, 2017, the Fund did not have any transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2018-03: “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10).” These amendments clarify the guidance in ASU No. 2016-01 on issues related to Fair Value and Forward Contracts and Purchased Options. The amendments are effective for fiscal years beginning after December 15, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2017--13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014--09 and ASU No. 2016--02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This amendment is not expected to have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2017--12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public businesses for fiscal years beginning after December 15, 2018. This amendment is not expected to have any impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2017--03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

The FASB issued ASU 2017--01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2016--18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning- of- period and end -of- period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Sponsor elected to early adopt ASU 2016--18 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2014--09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015--14 which defers the effective date of ASU 2014--09 by one year to fiscal years beginning after December 15, 2017. ASU 2015--14 also permits early adoption of ASU 2014--09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825--10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014--09 and 2015--14. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2016--11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014--09 and 2014--16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825--10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016--11. The Sponsor elected to adopt ASU 2016-11 for the year ending December 31, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2016--02, “Leases (Topic 842).” The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018. This standard is not expected to have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2016--01, “Financial Instruments--Overall (Subtopic 825--10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update are intended to improve the recognitions measurement and disclosure of financial instruments. The amendments to this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments are required to be applied prospectively. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2018 and December 31, 2017:

March 31, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Cash Equivalents	$27,437,711	$-	$-	$27,437,711
Wheat Futures contracts	877,587	-	-	877,587
Total	$28,315,298	$-	$-	$28,315,298

Liabilities:	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Wheat Futures contracts	$2,385,475	$-	$-	$2,385,475

December 31, 2017
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$24,965,043	$-	$-	$24,965,043
Wheat Futures contracts	604,475	-	-	604,475
Total	$25,569,518	$-	$-	$25,569,518

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Wheat Futures contracts	$3,200,525	$-	$-	$3,200,525

For the three months ended March 31, 2018 and year ended December 31, 2017, the Fund did not have any transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three months ended March 31, 2018 and 2017, the Fund invested only in commodity futures contracts.

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

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of March 31, 2018 and December 31, 2017.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2018
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat Futures Contracts	$877,587	$-	$877,587	$877,587	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2018
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat Futures Contracts	$2,385,475	$-	$2,385,475	$877,587	$1,507,888	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat Futures Contracts	$604,475	$-	$604,475	$604,475	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat Futures Contracts	$3,200,525	$-	$3,200,525	$604,475	$2,596,050	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended March 31, 2018

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$1,332,663	$1,088,162

Three months ended March 31, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(175,300)	$962,713

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $68.1 for the three months ended March 31, 2018 and $66.1 million for the three months ended March 31, 2017.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three months ended March 31, 2018 and 2017. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Per Share Operation Performance
Net asset value at beginning of period	$5.99	$6.89
Income (loss) from investment operations:
Investment income	0.03	0.01
Net realized and unrealized gain on commodity futures contracts	0.23	0.09
Total expenses, net	(0.06)	(0.06)
Net increase in net asset value	0.20	0.04
Net asset value at end of period	$6.19	$6.93
Total Return	3.34%	0.58%
Ratios to Average Net Assets (Annualized)
Total expenses	3.98%	3.58%
Total expenses, net	3.83%	3.58%
Net investment loss	(2.16) %	(2.75) %

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

 TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash equivalents	$2,992	2,474
Interest receivable	4	2
Other assets	860	-
Equity in trading accounts:
Investments in securities, at fair value (cost $1,705,740 and $1,790,621 as of March 31, 2018 and December 31, 2017, respectively)	1,136,893	1,136,120
Total assets	1,140,749	1,138,596

Liabilities
Other liabilities	1,080	957

Net assets	$1,139,669	$1,137,639

Shares outstanding	50,002	50,002

Net asset value per share	$22.79	$22.75

Market value per share	$24.25	$22.10

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 SCHEDULE OF INVESTMENTS
March 31, 2018
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$296,987	26.06%	16,508
Teucrium Soybean Fund	291,902	25.61	15,331
Teucrium Sugar Fund	278,824	24.47	33,624
Teucrium Wheat Fund	269,180	23.62	43,487
Total exchange-traded funds (cost $1,705,740)	$1,136,893	99.76%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $2,992)	$2,992	0.26%	2,992

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

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(82,218)	$(54,174)
Net change in unrealized appreciation on securities	85,654	15,019
Interest income	8	3
Total income (loss)	3,444	(39,152)

Expenses
Professional fees	1,083	4,005
Distribution and marketing fees	4,229	6,043
Custodian fees and expenses	559	600
Business permits and licenses fees	12,000	12,125
General and administrative expenses	543	388
Other expenses	215	194
Total expenses	18,629	23,355

Expenses waived by the Sponsor	(17,215)	(21,683)

Total expenses, net	1,414	1,672

Net income (loss)	$2,030	$(40,824)

Net income (loss) per share	$0.04	$(0.82)
Net income (loss) per weighted average share	$0.04	$(0.82)
Weighted average shares outstanding	50,002	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Operations
Net income (loss)	$2,030	$(40,824)
Net change in net assets	2,030	(40,824)

Net assets, beginning of period	$1,137,639	$1,316,370

Net assets, end of period	$1,139,669	$1,275,546

Net asset value per share at beginning of period	$22.75	$26.33

Net asset value per share at end of period	$22.79	$25.51

Creation of Shares	-	-
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income (loss)	$2,030	$(40,824)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on securities	(85,654)	(15,019)
Changes in operating assets and liabilities:
Net sale of investments in securities	84,881	54,853
Interest receivable	(2)	-
Other assets	(860)	290
Other liabilities	123	405
Net cash provided by (used in) operating activities	518	(295)

Net change in cash equivalents	518	(295)
Cash equivalents, beginning of period	2,474	2,360
Cash equivalents, end of period	$2,992	$2,065

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 1 – Organization and Operation

Teucrium Agricultural Fund (referred to herein as “TAGS” or the “Fund”) is a series of Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009. The Fund operates pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Fund was formed on March 29, 2011 and is managed and controlled by Teucrium Trading, LLC (the “Sponsor”). The Sponsor is a limited liability company formed in Delaware on July 28, 2009 that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). The Sponsor registered as a Commodity Trading Advisor ("CTA") with the CFTC effective September 8, 2017.

On April 22, 2011, a registration statement was filed with the Securities and Exchange Commission (“SEC”). On February 10, 2012, the Fund’s initial registration of 5,000,000 shares on Form S1 was declared effective by the SEC. On March 28, 2012, the Fund listed its shares on the NYSE Arca under the ticker symbol “TAGS.” On the business day prior to that, the Fund issued 300,000 shares in exchange for $15,000,000 at the Fund’s initial NAV of $50 per share. The Fund also commenced investment operations on March 28, 2012 by purchasing shares of the Underlying Funds. On December 31, 2011, the Fund had two shares outstanding, which were owned by the Sponsor. On April 30, 2015, a subsequent registration statement for TAGS was declared effective by the SEC.

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

While the Fund expects to maintain substantially all of its assets in shares of the Underlying Funds at all times, the Fund may hold some residual amount of assets in obligations of the United States government (“Treasury Securities”) or cash equivalents, and/or merely hold such assets in cash (generally in interestbearing accounts). The Underlying Funds invest in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy their expected current or potential margin or collateral obligations with respect to their investments in Commodity Interests. After fulfilling such margin and collateral requirements, the Underlying Funds will invest the remainder of the proceeds from the sale of baskets in Treasury Securities or cash equivalents, and/or merely hold such assets in cash. Therefore, the focus of the Sponsor in managing the Underlying Funds is investing in Commodity Interests and in Treasury Securities, cash and/or cash equivalents. The Fund and Underlying Funds will earn interest income from the Treasury Securities and/or cash equivalents that it purchases and on the cash it holds through the Fund’s custodian.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

Note 2 – Principal Contracts and Agreements

On August 17, 2015 (the “Conversion Date”), U.S. Bank N.A. replaced The Bank of New York Mellon as the Custodian for the Fund. The principal business address for U.S. Bank N.A. is 1555 North RiverCenter Drive, Suite 302, Milwaukee, Wisconsin 53212.  U.S. Bank N.A. is a Wisconsin state chartered bank subject to regulation by the Board of Governors of the Federal Reserve System and the Wisconsin State Banking Department.  The principal address for U.S. Bancorp Fund Services, LLC (“USBFS”), is 615 E. Michigan Street, Milwaukee, WI, 53202. In addition, effective on the Conversion Date, USBFS, a wholly owned subsidiary of U.S. Bank, commenced serving as administrator for each Fund, performing certain administrative and accounting services and preparing certain SEC reports on behalf of the Funds, and also became the registrar and transfer agent for each Fund’s Shares. For such services, U.S. Bank and USBFS will receive an assetbased fee, subject to a minimum annual fee.

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended March 31, 2018 and 2017, the Fund recognized $559 and $600, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these expenses $457 in 2018 and $533 in 2017 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended March 31, 2018 and 2017, the Fund recognized $247 and $326 , respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of these expenses $247 in 2018 and $252 in 2017 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. The Bank of New York Mellon serves as the broker for the Fund. For the three months ended March 31, 2018 and 2017, the Fund did not recognize any expense for these services for these services, which is recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three months ended March 31, 2018 and 2017, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2018 and for the years ended December 31, 2017, 2016, and 2015. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.
The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2018 and 2017.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $2,992 and $2,474 in money market funds at March 31, 2018 and December 31, 2017, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

Sponsor Fee Allocation of Expenses and Related Party Transactions

The Fund pays no direct management fees to the Sponsor. The Underlying Funds are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum. these fees are recognized in the statements contained in this Form 10K for each of the Underlying Funds. The Fund pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, FINRA, formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. The Fund also pays its portion of the fees and expenses for services directly attributable to the Fund such as certain aspects of accounting, financial reporting, regulatory compliance and trading activities, which the Sponsor elected not to outsource. The Sponsor may, at its discretion waive the payment by the Fund of certain expenses. This election is subject to change by the Sponsor, at its discretion. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity.

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the three months ended March 31, the Fund recognized $5,067 in 2018 and $5,240 in 2017, respectively, such expenses, which are primarily recorded in distribution and marketing fees on the statements of operations; of these amounts $3,067 in 2018 and  $4,417 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the three months ended March 31, 2018, there were $17,215 of expenses that were identified in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three months ended March 31, 2017, there were $21,683 of expenses that were identified in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2018-03: “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10).” These amendments clarify the guidance in ASU No. 2016-01 on issues related to Fair Value and Forward Contracts and Purchased Options. The amendments are effective for fiscal years beginning after December 15, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The amendment amends the early adoption date option for certain companies related to adoption of ASU No. 2014-09 and ASU No. 2016-02. The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This amendment is not expected to have a material impact on the financial statements and disclosures of the Fund.

The FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendments are effective for public businesses for fiscal years beginning after December 15, 2018. This amendment is not expected to have any impact on the financial statements and disclosures of the Fund.

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

The FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Sponsor elected to early adopt ASU 2016-18 for the year ending December 31, 2017 and the adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

The FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. The amendments make targeted improvements to clarify the principal versus agent assessment and are intended to make the guidance more operable and lead to more consistent application. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2016-11. The Sponsor elected to adopt ASU 2016-11 for the year ending December 31, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of March 31, 2018 and December 31, 2017:

March 31, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Exchange Traded Funds	$1,136,893	$-	$-	$1,136,893
Cash Equivalents	2,992	-	-	2,992
Total	$1,139,886	$-	$-	$1,139,886
December 31, 2017
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Exchange Traded Funds	$1,136,120	$-	$-	$1,136,120
Cash Equivalents	2,474	-	-	2,474
Total	$1,138,594	$-	$-	$1,138,594

For the three months ended March 31, 2018 and year ended December 31, 2017, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2018 and 2017. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Per Share Operation Performance
Net asset value at beginning of period	$22.75	$26.33
Income (loss) from investment operations:
Net realized and unrealized gain (loss) on investment transactions	0.07	(0.79)
Total expenses, net	(0.03)	(0.03)
Net increase (decrease) in net asset value	0.04	(0.82)
Net asset value at end of period	$22.79	$25.51
Total Return	0.18%	(3.11) %
Ratios to Average Net Assets (Annualized)
Total expenses	6.59%	6.98%
Total expenses, net	0.50%	0.50%
Net investment loss	(0.50) %	(0.50) %

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

Note 7 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended March 31, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

On April 9, 2018, there was a 25,000 share creation order for TAGS which settled on April 10, 2018. The shares outstanding for the Fund exceeded the minimum level of shares outstanding and, therefore, there can now be a redemption of shares.

On April 30, 2018, the SEC declared effective a new registration statement for TAGS.

The total net assets of the Fund increased by $568,699 or 50% for the period from March 31, 2018 through May 8, 2018. This was driven by a 50% increase in the shares outstanding.

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

Overview/Introduction

Teucrium Commodity Trust (“Trust”), a Delaware statutory trust organized on September 11, 2009, is a series trust consisting of five series: Teucrium Corn Fund (“CORN”), Teucrium Sugar Fund (“CANE”), Teucrium Soybean Fund (“SOYB”), Teucrium Wheat Fund (“WEAT”), and Teucrium Agricultural Fund (“TAGS”). All of the series of the Trust are collectively referred to as the “Funds” and singularly as the “Fund.” Each Fund is a commodity pool that is a series of the Trust. The Funds issue common units, called the “Shares,” representing fractional undivided beneficial interests in a Fund.  Effective as of April 16, 2018, the Trust and the Funds operate pursuant to the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”).

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

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE and SOYB were declared effective by the SEC on April 30, 2018. The registration statements for SOYB and CANE registreterd an additional 5,000,000 shares each. The current registration statement for WEAT was declared effective on July 15, 2016. This registration statement for WEAT registered an additional 24,050,000 shares.

On February 10, 2012, the Form S-1 for TAGS was declared effective by the SEC. On March 27, 2012, six Creation Baskets for TAGS were issued representing 300,000 shares and $15,000,000. TAGS began trading on the NYSE Arca on March 28, 2012. The current registration statement for TAGS was declared effective by the SEC on April 30, 2018.

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

The investment objective of SOYB is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybeans Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

SOYB Benchmark

CBOT Soybeans Futures Contract	Weighting
Second to expire (excluding August & September)	35%
Third to expire (excluding August & September)	30%
Expiring in the November following the expiration of the third-toexpire contract	35%

The investment objective of CANE is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for No. 11 sugar (“Sugar Futures Contracts”) that are traded on the ICE Futures US (“ICE”):

CANE Benchmark

ICE Sugar Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
Expiring in the March following the expiration of the third-toexpire contract	35%

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the March 31, 2018, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,255 contracts, JUL18)	$24,864,687	35%
CBOT Corn Futures (1,057 contracts, SEP18)	21,311,763	30
CBOT Corn Futures (1,210 contracts, DEC18)	24,895,750	35

Total at March 31, 2018	$71,072,200	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (107 contracts, JUL18)	$5,646,925	35%
CBOT Soybean Futures (93 contracts, NOV18)	4,872,037	30
CBOT Soybean Futures (113 contracts, NOV19)	5,671,188	35

Total at March 31, 2018	$16,190,150	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (212 contracts, JUL18)	$2,958,503	35%
ICE Sugar Futures (176 contracts, OCT18)	2,536,934	30
ICE Sugar Futures (190 contracts, MAR19)	3,006,864	35

Total at March 31, 2018	$8,502,301	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (969 contracts, JUL18)	$22,698,825	35%
CBOT Wheat Futures (802 contracts, SEP18)	19,458,525	30
CBOT Wheat Futures (897 contracts, DEC18)	22,716,525	35

Total at March 31, 2018	$64,873,875	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (16,508 shares)	$296,987	26%
Shares of Teucrium Soybean Fund (15,331 shares)	291,902	25
Shares of Teucrium Wheat Fund (43,487 shares)	269,180	25
Shares of Teucrium Sugar Fund (33,624 shares)	278,824	24

Total at March 31, 2018	$1,136,893	100%

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

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com. for CANE is www.teucriumcanefund.com. for SOYB is www.teucriumsoybfund.com. for WEAT is www.teucriumweatfund.com. for TAGS is www.teucriumtagsfund.com. These sites are accessible at no charge. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract, other commodity interest and the amount of cash and cash equivalents held in the Fund’s portfolio. The specific types of other commodity interests held (if any, which may include options on futures contracts and derivative contracts such as swaps) (collectively, “Other Commodity Interests,” and together with Futures Contracts, “Commodity Interests” or “Interests”) (in addition to futures contracts, options on futures contracts and derivative contracts) that are tied to various commodities are entered into outside of public exchanges. These “overthecounter” contracts are entered into between two parties in private contracts, or on a recently formed swap execution facility (“SEF”) for standardized swaps. For example, unlike Futures Contracts, which are guaranteed by a clearing organization, each party to an overthecounter derivative contract bears the credit risk of the other party (unless such overthecounter swap is cleared through a derivatives clearing organization (“DCO”)), i.e., the risk that the other party will not be able to perform its obligations under its contract, and characteristics of such Other Commodity Interests.

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause the Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts and/or Other Commodity Interests. Other Commodity Interests that do not have standardized terms and are not exchangetraded, referred to as “overthecounter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire. Therefore, each Fund might enter into multiple and/or overthecounter Interests intended to replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single overthecounter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an overthecounter Interest, the performance of the Interest will necessarily correlate with the performance of the Benchmark or the applicable Benchmark Component Futures Contract. Each Fund might also enter into or hold Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy. In addition, each Fund might enter into or hold Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons. By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of the Fund.

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

The Funds earn interest and other income (“interest income”) from cash equivalents that it purchases and on the cash, it holds through the Custodian or other financial institution. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be deemed by the Sponsor to be of investment grade quality. At the end of the period, available cash balances in each of the Funds were invested in the Fidelity Institutional Money Market Funds – Government Portfolio and in demand deposits at Rabobank, N.A and Mascoma Savings Bank. Effective October 3, 2017, CORN and WEAT purchased commercial paper with maturities of ninety days or less as described in the prospectus supplements filed with the SEC on October 2, 2017. Effective February 2, 2018, SOYB and CANE purchased commercial paper with matrurities of ninety days or less as described in the prospectus supplements filed with SEC on January 16, 2018.

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

The Sponsor

Teucrium Trading, LLC is the sponsor of the Trust and each of the series of the Trust. The Sponsor is a Delaware limited liability company, formed on July 28, 2009. The principal office is located at 115 Christina Landing Drive Unit 2004, Wilmington, DE 19801. The Sponsor is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and became a member of the National Futures Association (“NFA”) on November 10, 2009. The Trust and the Funds operate pursuant to the Trust Agreement. The Sponsor registered as a Commodity Trading Advisor ("CTA") with the CFTC effective September 8, 2017.

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

Performance Summary

This report covers the periods from January 1 to March 31, 2018 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$16.75
Income (loss) from investment operations:
Investment income	0.07
Net realized and unrealized gain on commodity futures contracts	1.33
Total expenses, net	(0.16)
Net increase in net asset value	1.24
Net asset value at end of period	$17.99
Total Return	7.40%
Ratios to Average Net Assets (Annualized)
Total expenses	3.95%
Total expenses, net	3.71%
Net investment loss	(2.02)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$17.85
Income (loss) from investment operations:
Investment income	0.08
Net realized and unrealized gain on commodity futures contracts	1.29
Total expenses, net	(0.18)
Net increase in net asset value	1.19
Net asset value at end of period	$19.04
Total Return	6.67%
Ratios to Average Net Assets (Annualized)
Total expenses	7.15%
Total expenses, net	3.84%
Net investment loss	(2.19)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$9.79
Income (loss) from investment operations:
Investment income	0.04
Net realized and unrealized loss on commodity futures contracts	(1.46)
Total expenses, net	(0.08)
Net decrease in net asset value	(1.50)
Net asset value at end of period	$8.29
Total Return	(15.32)%
Ratios to Average Net Assets (Annualized)
Total expenses	8.11%
Total expenses, net	3.50%
Net investment loss	(1.91)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$5.99
Income (loss) from investment operations:
Investment income	0.03
Net realized and unrealized gain on commodity futures contracts	0.23
Total expenses, net	(0.06)
Net increase in net asset value	0.20
Net asset value at end of period	$6.19
Total Return	3.34%
Ratios to Average Net Assets (Annualized)
Total expenses	3.98%
Total expenses, net	3.83%
Net investment loss	(2.16)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$22.75
Income (loss) from investment operations:
Net realized and unrealized gain on investment transactions	0.07
Total expenses, net	(0.03)
Net increase in net asset value	0.04
Net asset value at end of period	$22.79
Total Return	0.18%
Ratios to Average Net Assets (Annualized)
Total expenses	6.59%
Total expenses, net	0.50%
Net investment loss	(0.50)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

Total expenses for the current and comparative periods are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”). For all expenses waived in 2017 and 2018, the Sponsor has determined that no reimbursement will be sought in future periods. “Total expenses, net” is after the impact of any expenses waived by the Sponsor, are presented in the same manner as previously reported. There is, therefore, no impact to or change in the Net gain or Net loss in any period for the Trust and each Fund as a result of this change in presentation.

In accordance with ASU 2016-18 issued by the FASB, the presentation of restricted cash on the financial statements beginning with the 2017 From 10-K filing has been updated to be included in “Cash and Cash Equivalents” on the Statements of Assets and Liabilities and the Statements of Cash Flows, and as specified in the Notes to the Financial Statements under “Cash, cash equivalents and restricted cash”. This presentation did not have a material impact on the financial statements and disclosures of the Trust and the Funds. Effective October 2017, for all funds the balance for restricted cash held in custody at the Bank of New York Mellon was $0.

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

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations. These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part I of this filing.

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

On March 31, 2018, the Fund had 3,950,004 shares outstanding and net assets of $71,062,442.  This is in comparison to 3,625,004 shares outstanding and net assets of $68,921,186 on March 31, 2017 and 3,875,004 shares outstanding with net assets of $64,901,479 on December 31, 2017.  Shares outstanding increased by 325,000 or 9% for the period ended March 31, 2018 when compared to March 31, 2017 and increased by 75,000 or 2% for the period ended March 31, 2018 when compared to December 31, 2017. This increase year over year was, in the opinion of management, due to the continued low prive of corn relative to historical levels and corners over the U.S. weather as planting commences.

Total net assets for the Fund were $71,062,442 on March 31, 2018 compared to $68,921,186 on March 31, 2017 and $64,901,479 on December 31, 2017. The Net Asset Values (“NAV”) per share related to these balances were $17.99, $19.01 and $16.75, respectively. This represents an increase in total net assets year over year of 3%, driven by a combination of an increase in total shares outstanding of 9% and a decrease in the NAV per share of ($1.02) or 5%. When comparing March 31, 2018 with December 31, 2017, there was a increase in total net assets of 9%, driven by a combination of a increase in total shares outstanding of 2% and a increase in the NAV per share of $1.24 or 7%. The closing prices per share for March 31, 2018 and 2017 and December 31, 2017, as reported by the NYSE Arca, were $17.96, $19.03 and $16.77, respectively. The change from March 31, 2018 over the same period last year was a 6% decrease, and a 7% increase from December 31, 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2018 and serves to illustrate the relative changes of these components.

The total income for the period ended March 31, 2018 was $5,507,209 resulting primarily from the net change in realized gain on commodity futures contracts totaling $1,238,962, and by a net change in unrealized appreciation of commodity futures contracts of $3,980,750. Total gain was $1,369,398 in the same period of 2017. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month period ended March 31, 2018 and 2017, respectively, was $287,497 and $148,373. This increase year--over--year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand--deposit savings accounts beginning in the second quarter of 2015, these accounts had higher overnight deposit rates. More recently, effective October 3, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. Both investments provided a higher rate than were available in money market products that had been utilized in the past. In addition, effective in March, June and December 2017 and March 2018, interest rates paid on cash balances of the Fund increased in light of the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2018, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2018 were $670,883 and for the same period in 2017 were $724,668. This represents a ($53,785) or 7% decrease for 2018 over 2017. The decrease was driven by: 1) a ($11,317) or 6% decrease in management fee paid to the Sponsor as a result of lower average net assets; 2) a ($73,213) or 42% decrease in professional fees related to auditing, legal and tax preparation fees; 3) a ($11,091) or 27% decrease in custodian fees and expenses; 4) a ($450) or 2% decrease in brokerage commissions due to an decrease in contracts purchased and rolled. These decreases were offset by: 1) a $36,320 or 14% increase in the distribution and marketing expenses; 2) a $2,278 or 22% increase in business permits and licenses; 3) a $1,076 or 3% increase in general and administrative expenses; and 4) a $2,612 or 27% increase in other expenses. The decreases were due, in general, to the decrease in the average assets under management relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for the three-month period for these years was 3.95% in 2018 and 4.00% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three months ended March 31, 2018, the Sponsor waived fees of $40,682. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period. The Sponsor permanently waived $35,000 of expenses in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the period ended March 31, 2018 and 2017 were $630,201 and $689,668, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.71% in 2018 and 3.81% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 2.02% in 2018 and 2.99% in 2017.

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

The seasonality patterns for corn futures prices are impacted by a variety of factors. These include, but are not limited to, the harvest in the fall, the planting conditions in the spring, and the weather throughout the critical germination and growing periods. Prices for corn futures are affected by the availability and demand for substitute agricultural commodities, including soybeans and wheat, and the demand for corn as an additive for fuel, through the production of ethanol. Theprice of corn futures contracts is also influenced by global economic conditions, including the demand for exports to other countries. Such factors will impact the performance of the Fund and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors.

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

On March 31, 2018, the Fund had 850,004 shares outstanding and net assets of $16,184,117. This is in comparison to 600,004 shares outstanding and net assets of $10,869,063 on March 31, 2017 and 575,004 shares outstanding with net assets of $10,264,025 on December 31, 2017. Shares outstanding increased by 250,000 or 42% for the period ended March 31, 2018 when compared to March 31, 2017 and increased by 275,000 or 48% for the period ended March 31, 2018 when compared to December 31, 2017. The increase from March 31, 2018 was due, in the opinion of management, to the relative low price of soybeans compared to the last decade coupeled with concerns over the U.S. weather as planting commences, which generated renewed investor interest in the commodity.

Total net assets for the Fund were $16,184,117 on March 31, 2017 compared to $10,869,063 on March 31, 2017 and $10,264,025 on December 31, 2017. The Net Asset Values (“NAV”) per share related to these balances were $19.04, $18.11 and $17.85, respectively. This represents an increase in total net assets for the year over year of 49%, driven by a increase in total shares outstanding of 42%. When comparing March 31, 2018 with December 31, 2017, there was a increase in total net assets of 58%, driven by a combination of a increase in total shares outstanding of 48% and a increase in the NAV per share of $1.19 or 7%. The closing prices per share for March 31, 2018 and 2017 and December 31, 2017, as reported by the NYSE Arca, were $19.05, $18.12 and $17.88, respectively. The change from March 31, 2018 over the same period last year was a 5% increase, and a 7% increase from December 31, 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2018 and serves to illustrate the relative changes of these components.

The total income for the period ended March 31, 2018 was $854,752 resulting primarily from the net change in realized loss on commodity futures contracts totaling ($77,600) and by a net change in unrealized appreciation of commodity futures contracts of $882,538. Total loss was ($462,474) in the same period of 2017. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the periods ended March 31, 2018 and 2017, respectively, was $49,814 and $25,764. This increase year--over--year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand-deposit savings accounts beginning in the second quarter of 2015, these accounts had higher overnight deposit rates. More recently, effective February 2, 2018, the Fund invested in investment grade commercial paper with maturities of ninety days or less. Both investments provided a higher rate than were available in money market products that had been utilized in the past. In addition, effective in March, June and December 2017 and March 2018, interest rates paid on cash balances of the Fund increased in light of the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2018, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2018 were $215,850 and for the same period in 2017 were $126,800. This represents a $89,050 or 70% increase for 2018 over 2017. The increase year over year was driven by; 1) a $79,278 or 200% increase in distribution and marketing fees; 2) a $5,768 or 101% increase in custodian fees and expenses; 3) 5,441 or 117% increase in business permits and licenses; 4) a $1,889 or 38% increase in general and administrative expenses; 5) a $879 or 53% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 6) a $2,751 or 147% increase in other expenses. These increases were offset by; 1) a ($1,045) or 3% decrease in management fee paid to the Sponsor as a result of lower average net assets; and 2) a ($5,911) or 16% decrease in professional fees related to auditing, legal and tax preparation fees. The increase in expenses is primarily due to higher average net assets in 2018 compared to the other Funds.  The total expense ratio gross of expenses waived by the Sponsor for these periods was 7.15% in 2018 and 4.06% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three months ended March 31, 2018, the Sponsor waived fees of $99,942. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period. The Sponsor permanently waived $15,000 of expenses in 2017. Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the period ended March 31, 2018 and 2017 were $115,908 and $111,800, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.84% in 2018 and 3.58% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 2.19% in 2018 and 2.75% in 2017.

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

On March 31, 2018, the Fund had 1,025,004 shares outstanding and net assets of $8,499,709. This is in comparison to 375,004 shares outstanding and net assets of $4,422,806 on March 31, 2017 and 650,004 shares outstanding with net assets of $6,363,710 on December 31, 2017. Shares outstanding increased by 650,000 or 173% for the period ended March 31, 2018 when compared to March 31, 2017 and increased by 375,000 or 58% for the period ended March 31, 2018 when compared to December 31, 2017. This increase was, in the opinion of management, due to the low price of sugar and record world demand relative to recent years, which accelerated investor interest.

Total net assets for the Fund were $8,499,709 on March 31, 2018 compared to $4,442,806 on March 31, 2017 and $6,363,710 on December 31, 2017. The Net Asset Values (“NAV”) per share related to these balances were $8.29, $11.79 and $9.79, respectively. This represents a increase in total net assets for the year over year of 92%, driven by a combination of an increase in total shares outstanding of 173% and ($3.50) or 30% decrease in the NAV per share. When comparing March 31, 2018 with December 31, 2017, there was a increase in total net assets of 34%, driven by a increase in total shares outstanding of 58% and a decrease in the NAV per share of ($1.50) or 15%. The closing prices per share for March 31, 2018 and 2017 and December 31, 2017, as reported by the NYSE Arca, were $8.31, $11.87 and $9.78, respectively. The change from March 31, 2018 over the same period last year was a 30% decrease, and a 15% decrease from December 31, 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2018 and serves to illustrate the relative changes of these components.

The total loss for the period ended March 31, 2018 was ($1,127,935) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($269,114) and by a net change in unrealized depreciation of commodity futures contracts of ($886,738). Total loss was ($572,243) in the same period of 2017. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for period ended March 31, 2018 and 2017, respectively, was $27,917 and $10,930. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand--deposit savings accounts beginning in the second quarter of 2015, these accounts had higher overnight deposit rates. More recently, effective February 2, 2018, the Fund invested in investment grade commercial paper with maturities of ninety days or less. Both investments provided a higher rate than were available in money market products that had been utilized in the past. In addition, effective in March, June and December 2017 and March 2018, interest rates paid on cash balances of the Fund increased in light of the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2018, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2018 were $141,974 and for the same period in 2017 were $49,635. This represents a $92,339 or 186% increase for 2018 over 2017. The increase for 2018 was driven by increases in all expense categories; 1) a $3,556 or 25% increase in the management fee paid to the Sponsor due to higher average net assets; 2) a $14,758 or 126% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $48,949 or 301% increase in distribution and marketing fees; 4) a $4,898 or 214% increase in custodian fees and expenses; 5) a $14,121 or 664% increase in business permits and licenses fees; 6) a $3,079 or 295% increase in general and administrative expenses; and 7) a $494 or 29% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $2,484 or 448% increase in other expenses. The increase over the prior year are generally due to higher average net assets relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 8.11% in 2018 and 3.56% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three months ended March 31, 2018, the Sponsor waived fees of $80,690. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period. The Sponsor permanently waived $13,078 of expenses in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the period ended March 31, 2018 and 2017 were $61,284 and $36,557, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.50% in 2018 and 2.62% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.91% in 2018 and 1.84% in 2017.

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

On March 31, 2018, the Fund had 10,475,004 shares outstanding and net assets of $64,839,083. This is in comparison to 8,875,004 shares outstanding and net assets of $61,483,789 on March 31, 2017 and 10,250,004 shares outstanding with net assets of $61,416,019 on December 31, 2017. Shares outstanding increased by 1,600,000 or 18% for the period ended March 31, 2018 when compared to March 31, 2017 and increased by 225,000 or 2% for the period ended March 31, 2018 when compared to December 31, 2017. This increase year over year was, in the opinion of management, due to the low price of wheat relative to recent years which accelerated investor interest.

Total net assets for the Fund were $64,839,083 on March 31, 2018 compared to $61,483,789 on March 31, 2017 and $61,416,019 on December 31, 2017. The Net Asset Values (“NAV”) per share related to these balances were $6.19, $6.93 and $5.99, respectively. This represents an increase in total net assets for the year over year of 5% which was driven by a combination of an increase in the number of shares outstanding of 18% and a change in the NAV per share which decreased by ($0.74) or 11%. When comparing March 31, 2018 with December 31, 2017, there was a increase in total net assets of 6%, driven by a increase in total shares outstanding of 2% and an increase in the NAV per share of $0.20 or 3%. The closing prices per share for March 31, 2018 and 2017 and December 31, 2017, as reported by the NYSE Arca, were $6.20, $6.94 and $6.00, respectively. The change from March 31, 2018 over the same period last year was an 11% decrease, and a 3% increase from December 31, 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2018 and serves to illustrate the relative changes of these components.

The total income for the period ended March 31, 2018 was $2,696,228 resulting primarily from the net change in realized gain on commodity futures contracts totaling $1,332,663 and by a net change in unrealized appreciation of commodity futures contracts of $1,088,162. Total gain was $924,694 in the same period of 2017. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final dateof the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for period ended March 31, 2018 and 2017, respectively, was $275,403 and $137,281. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand--deposit savings accounts beginning in the second quarter of 2015, these accounts had higher overnight deposit rates. More recently, effective October 2, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. Both investments provided a higher rate than were available in money market products that had been utilized in the past. In addition, effective in March, June and December 2017 and March 2018, interest rates paid on cash balances of the Fund increased in light of the increases in the Federal Funds rate. These higher levels of interest rates are expected to continue in 2018, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2018 were $656,128 and for the same period in 2017 were $594,271. This represents a $61,857 or 10% increase year over year. The increase for 2018 over 2017 was driven by increases in: 1) a $54,733 or 24% increase in distribution and marketing fees; 2) a $2,387 or 33% increase in business permits and license fees; 3) a $4,308 or 34% increase in brokerage commissions brokerage commissions due to an increase in contracts purchased and rolled; 4) a $851 or 3% increase in custodian fees and expenses; and 4) a $5,303 or 69% increase in other expenses. These increases were offset by; 1) a $960 or 1% decrease in management fee paid to the Sponsor; and 2) a ($4,997) or 18% decrease in general and administrative expenses. The total expense ratio gross of expenses waived by the Sponsor for these years was 3.98% in 2018 and 3.58% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three months ended March 31, 2018, the Sponsor waived fees of $23,769. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the period ended March 31, 2018 and 2017 were $632,359 and $594,271, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.83% in 2018 and 3.58% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 2.16% in 2018 and 2.75% in 2017.

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

On March 31, 2018, the Fund had 50,002 shares outstanding and net assets of $1,139,669. This is in comparison to 50,002 shares outstanding and net assets of $1,275,546 on March 31, 2017 and 50,002 shares outstanding with net assets of $1,137,639 on December 31, 2017. The Net Asset Values (“NAV”) per share related to these balances were $22.79, $25.51 and $22.75, respectively. This represents a decrease in total net assets for the year over year of 11% which was the result of a change in the NAV per share which decreased by ($2.72) or 11%. When comparing March 31, 2018 with December 31, 2017, there was a decrease in total net assets of $2,030, driven by a slight increase in the NAV per share of $0.04. The closing prices per share for March 31, 2018 and 2017 and December 31, 2017, as reported by the NYSE Arca, were $24.25, $24.71, and $22.10, respectively. The change from March 31, 2018 over the same period last year was an 11% decrease, and a 3% increase from December 31, 2017.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to March 31, 2018 and serves to illustrate the relative changes of these components.

Total income for the period ended March 31, 2018 was $3,444 resulting from the realized loss on the securities of the Underlying Funds totaling ($82,218) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $85,654. Total loss for the same period in 2017 was ($39,152). Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to thebenchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the period ended March 31, 2018 were $18,629 and for the same period in 2017 were $23,355. This represents a ($4,726) or 20% decrease for 2018 over 2017. The decrease for 2018 was driven principally by; 1) a ($2,922) or 73% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a $1,814 or 30% decrease in distribution and marketing fees; 3) a ($41) or 7% decrease in custodian fees and expenses; 4) a ($125) or 1% decrease in business permits and licenses. The decreases were partially offset by; 1) a ($155) or 40% increase in general and administrative and expenses; and 2) a $21 or 11% increase in other expenses. The total expense ratio gross of expenses waived by the Sponsor for these years was 6.59% in 2018 and 6.98% in 2017.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three months ended March 31, 2018, the Sponsor waived fees of $17,215. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period. The Sponsor permanently waived $21,683 of expenses in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the period ended March 31, 2018 and 2017 were $1,414 and $1,672, respectively. The total expense ratio net of expenses waived by the Sponsor periods was .50% in 2018 and .50% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 0.50% in 2018 and 0.50% in 2017.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2017-18, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 36% of all the corn globally, of which about 15% will be exported. For 2017-2018, based on the April 2018 USDA reports, global consumption of 1,069 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,036 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 216 MMT is approximately 12% less than its domestic usage.

According to the USDA, global corn consumption has increased just over 447% from crop year 1960/1961 to 2017/2018 as demonstrated by the graph below and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 77.9 million people in the 2017-18 timeframe and reach 9.4 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of bio-fuels, including ethanol in the United States. Based on USDA estimates as of April 10, 2018, for each person added to the population, there needs to be an additional 5.7 bushels of corn, 1.7 bushels of soybeans and 3.7 bushels of wheat produced.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2018.

On April 10, 2018, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2017-18. The exhibit below provides a summary of historical and current information for United States corn production.

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

If the futures market is in a state of backwardation (i.e., when the price of corn in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing corn prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract will rise as it approaches expiration. Over time, if backwardation remained constant, the differences would continue to increase. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing corn prices or the price relationship between the spot price, soon-to-expire contractsand later-to-expire contracts, the value of a contract will fall as it approaches expiration. Over time, if contango remained constant, the difference would continue to increase. Historically, the corn futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the corn market and the corn harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Fund; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Fund.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2017-18, the United States will produce approximately 120 MMT of soybeans or approximately 36% of estimated world production, with Brazil production at 115 MMT. Argentina is projected to produce about 40 MMT. For 2017-18, based on the April 2018 USDA report, global consumption of 342 MMT is estimated slightly higher than global production of 335 MMT. If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2018.

On April 10, 2018, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2017-18. The exhibit below provides a summary of historical and current information for United States soybean production.

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

World estimated raw sugar production is record 185 million metric tons, up from the USDA’s initial forecast in May 2017. The USDA’s November 2017 report estimated that record global consumption of 174 million metric tons will still be below production. Because of record production this year, ending stocks are projected to rise 5% to 40.8 million metric tons. Unlike the previous two years in which demand exceeded supply, the most current period may see the global supply for sugar exceed demand. In the past, this situation has, generally, resulted in price decrease. However, if the global demand of sugar exceeds global supply, prices will generally increase.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2017-18, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 6% of the global production, with approximately 53% of that being exported. For 2017-18, based on the April 2018 USDA report, global consumption of 743 MMT is estimated to be slightly lower than production of 760 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to February 2018.

On April 10, 2018, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2017-18. The exhibit below provides a summary of historical and current information for United States wheat production.

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

In determining fair value, the Trust uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels: a) Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities and financial instruments. Since valuationsare based on quoted prices that are readily and regularly available in an active market, valuation of these securities and financial instruments does not entail a significant degree of judgment, b) Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly, and c) Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. See the notes within the financial statements for further information.

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

8.
Due from/to broker for investments in financial instruments are securities transactions pending settlement. The Trust and TAGS are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors thefinancial condition of such brokers and does not anticipate any losses from these counterparties. Since the inception of the Fund, the principal broker through which the Trust and TAGS clear securities transactions for TAGS is the Bank of New York Mellon Capital Markets.

9.
The investment objective of TAGS is to have the daily changes in percentage terms of the Net Asset Value (“NAV”) of its common units (“Shares”) reflect the daily changes in percentage terms of a weighted average (the “Underlying Fund Average”) of the NAVs per share of four other commodity pools that are series of the Trust and are sponsored by the Sponsor: the Teucrium Corn Fund, the Teucrium Wheat Fund, the Teucrium Soybean Fund and the Teucrium Sugar Fund (collectively, the “Underlying Funds”). The Underlying Fund Average will have a weighting of 25% to each Underlying Fund, and the Fund’s assets will be rebalanced, generally on a daily basis, to maintain the approximate 25% allocation to each Underlying Fund. As such, TAGS will buy, sell and hold as part of its normal operations shares of the four Underlying Funds. The Trust excludes the shares of the other series of the Trust owned by the Teucrium Agricultural Fund from its statements of assets and liabilities. The Trust excludes the netchange in unrealized appreciation or depreciation on securities owned by the Teucrium Agricultural Fund from its statements of operations. Upon the sale of the Underlying Funds by the Teucrium Agricultural Fund, the Trust includes any realized gain or loss in its statements of changes in net assets.

10.
For U.S. federal tax purposes, the Funds will be treated as partnerships. Therefore, the Funds do not record a provision for income taxes because the partners report their share of a Fund’s income or loss on their income tax returns. The financial statements reflect the Funds’ transactions without adjustment, if any, required for income tax purposes.

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

Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) became the Funds’ FCM and the clearing broker to execute and clear the Funds’ futures and provide other brokerage-related services.

The Funds, other than TAGS, will generally retain cash positions of approximately 96% of total net assets. this balance represents the total net assets less the initial margin requirements held by the FCM. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are deemed by the Sponsor to be of investment level quality, 2) held in a moneymarket fund which is deemed to be a cash equivalent under the most recent SEC definition, or 3) held in a cash equivalent with a maturity of 90 days or less that is deemed by the Sponsor to be of investment level quality.

Liquidity and Capital Resources

The Funds do not anticipate making use of borrowings or other lines of credit to meet their obligations. The Funds meet their liquidity needs in the normal course of business from the proceeds of the sale of their investments from the cash, cash equivalents and/or the Treasuries Securities that they intend to hold, and/or from the fee waivers provided by the Sponsor. The Funds’ liquidity needs include: redeeming their shares, providing margin deposits for existing Futures Contracts or the purchase of additional Futures Contracts, posting collateral for overthecounter Commodity Interests, and paying expenses.

The Funds generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash and cash equivalents. Generally, all of the net assets of the Funds are allocated to trading in Commodity Interests. Most of the assets of the Funds are held in cash and/or cash equivalents. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Commodity Interests change. Interest earned on interestbearing assets of a Fund are paid to that Fund.

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

In addition, considerable regulatory attention has been focused on nontraditional publicly distributed investment pools such as the Funds. Furthermore, various national governments have expressed concern regarding the disruptive effects of speculative trading in certain commodity markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict, but could be substantial and adverse.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only selfregulatory organization for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of CPOs and FCMs and their respective associated persons. The Sponsor and the Fund’s clearing broker are members of the NFA. As such, they will be subject to NFA standards relating to fair trade practices, financial condition and consumer protection. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members. Neither the Trust nor the Funds are required to become a member of the NFA. The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. As noted above, considerable regulatory attention has been focused on nontraditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of a Fund to continue to implement its investment strategy.

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

Trading venues in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market (i.e. a futures exchange) or a swap execution facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder as administered by the CFTC. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves as selfregulatory organizations exercise regulatory and supervisory authority over their member firms.

The DoddFrank Wall Street Reform and Consumer Protection Act (the “DoddFrank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed or final versions of almost all of the rules it is required to promulgate under the DoddFrank Act, and it continues to issue proposed versions of additional rules that it has authority to promulgate. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including agricultural, energy, and metalbased commodity futures contracts, options on such futures contracts and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”). new registration and recordkeeping requirements for swap market participants. capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations. reporting of all swap transactions to swap data repositories. and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the overthecounter market, but are now designated as subject to the clearing requirement. and margin requirements for overthecounter swaps that are not subject to the clearing requirements.

The DoddFrank Act was intended to reduce systemic risks that may have contributed to the 2008/2009 financial crisis. Since the first draft of what became the DoddFrank Act, opponents have criticized the broad scope of the legislation and, in particular, the regulations implemented by federal agencies as a result. Since 2010, and most notably in 2015 and 2016, Republicans have proposed comprehensive legislation both in the House and the Senate of the US Congress. These bills are intended to pare back some of the provisions of the DoddFrank Act of 2010 that critics view as overly broad, unnecessary to the stability ofthe U.S. financial system, and inhibiting the growth of the U.S. economy. Further, during the campaign and after taking office, President Donald J. Trump has promised and issued several executive orders intended to relieve the financial burden created by the DoddFrank Act, although these executive orders only set forth several general principles to be followed by the federal agencies and do not mandate the wholesale repeal of the DoddFrank Act. The scope of the effect that passage of new financial reformlegislation could have on U.S. securities, derivatives and commodities markets is not clear at this time because each federal regulatory agency would have to promulgate new regulations to implement such legislation. Nevertheless, regulatory reform may have a significant impact on U.S.regulated entities.

Management believes that as of March 31, 2018, it had fulfilled in a timely manner all DoddFrank or other regulatory requirements to which it is subject.

The Securities and Exchange Commission made a final ruling on March 29, 2017 to adopt proposed amendments to the Settlement Cycle Rule (Rule 15c61(a)) under the Securities Exchange Act of 1934 to shorten the standard settlement cycle for most brokerdealer transactions from three business days after the trade date (T+3) to two business days after the trade date (T+2). The effective date of the adopted amendments was May 30, 2017 with a resulting implementation date of September 5, 2017. The amended rule prohibited brokerdealers from effecting or entering into a contract for the purchase or sale of a security (other than certain exempted securities) that provides for payment of funds and delivery of securities later than the second business day after the date of the contract, unless otherwise expressly agreed to by the parties at the time of the transaction. The products subject to the shortened settlement cycle include equities, corporate bonds, municipal bonds, unit investment trusts, and financial instruments comprised of these security types. Shortening the settlement cycle is expected to yield benefits for the industry and market participants including the further reduction of credit, market, and liquidity risk, and as a result a reduction in systemic risk, for U.S. market participants.

Management successfully completed all steps necessary to implement the rule on September 5, 2017.

Position Limits, Aggregation Limits, Price Fluctuation Limits

On December 16, 2016, the CFTC issued a final rule to amend part 150 of the CFTC’s regulations with respect to the policy for aggregation under the CFTC’s position limits regime for futures and option contracts on nine agricultural commodities (“the Aggregation Requirements”). This final rule addressed the circumstances under which market participants would be required to aggregate all their positions, for purposes of the position limits, of all positions in Reference Contracts of the 9 agricultural commodities held by a single entity and its affiliates, regardless of whether such positions exist on US futures exchanges, nonUS futures exchanges, or in overthecounter swaps. An affiliate of a market participant is defined as two or more persons acting pursuant to an express or implied agreement or understanding. The Aggregation Requirements became effective on February 14, 2017. On August 10, 2017, the CFTC issued a NoAction Relief Letter No. 1737 to clarify several provisions under Regulation 150.4, regarding position aggregation filing requirements of market participants. The Sponsor does not anticipate that this order will have an impact on the ability of a Fund to meet its respective investment objectives.

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

Off Balance Sheet Financing

As of March 31, 2018, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds.  While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

Contractual Obligations

The primary contractual obligations of each Fund will be with the Sponsor and certain other service providers. Except for TAGS, which has no management fee, the Sponsor, in return for its services, will be entitled to a management fee calculated as a fixed percentage of each Fund’s NAV, currently 1.00% of its average net assets. Each Fund will also be responsible for all ongoing fees, costs and expenses of its operation, including (i) brokerage and other fees and commissions incurred in connection with the trading activities of the Fund; (ii) expenses incurred in connection with registering additional Shares of the Fund or offering Shares of the Fund; (iii) the routine expenses associated with the preparation and, if required, the printing and mailing of monthly, quarterly, annual and other reports required by applicable U.S. federal and state regulatory authorities, Trust meetings and preparing, printing and mailing proxy statements to Shareholders; (iv) the payment of any distributions related to redemption ofShares; (v) payment for routine services of the Trustee, legal counsel and independent accountants; (vi) payment for routine accounting, bookkeeping, custodial and transfer agency services, whether performed by an outside service provider or by affiliatesof the Sponsor; (vii) postage and insurance; (viii) costs and expenses associated with client relations and services; (ix) costs of preparation of all federal, state, local and foreign tax returns and any taxes payable on the income, assets or operations of the Fund; and (xi) extraordinary expenses (including, but not limited to, legal claims and liabilities and litigation costs and any indemnification related thereto).

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

During the period from January 1, 2018 through March 31, 2018 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

Beginning on August 2, 2012 through March 31, 2018, TAGS had 50,002 shares outstanding; this represents the minimum number of shares and, thus, no shares could be redeemed until additional shares have been created. This situation has generated a situation, at times, in which the spread between bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range. The situation does not affect the actual NAV of the Fund. As of April 11, 2018, there were 75,005 shares outstanding.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of March 31, 2018. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

	March 31, 2018 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2018	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures JUL18	1,255	$3.9625	$24,864,687	$22,378,218	$21,134,984	$19,891,749	$27,351,155	$28,594,389	$29,837,624
CBOT Corn Futures SEP18	1,057	$4.0325	$21,311,763	$19,180,586	$18,114,998	$17,049,410	$23,442,939	$24,508,527	$25,574,115
CBOT Corn Futures DEC18	1,210	$4.1150	$24,895,750	$22,406,175	$21,161,388	$19,916,600	$27,385,325	$28,630,113	$29,874,900
Total CBOT Corn Futures			$71,072,200	$63,964,979	$60,411,370	$56,857,759	$78,179,419	$81,733,029	$85,286,639

Shares outstanding			3,950,004	3,950,004	3,950,004	3,950,004	3,950,004	3,950,004	3,950,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$17.99	$16.19	$15.29	$14.39	$19.79	$20.69	$21.59
Total Net Asset Value per Share as reported			$17.99
Change in the Net Asset Value per Share				$(1.80)	$(2.70)	$(3.60)	$1.80	$2.70	$3.60

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

SOYB:

	March 31, 2018 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2018	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures JUL18	107	$10.5550	$5,646,925	$5,082,233	$4,799,886	$4,517,540	$6,211,618	$6,493,964	$6,776,310
CBOT Soybean Futures NOV18	93	$10.4775	$4,872,037	$4,384,833	$4,141,231	$3,897,629	$5,359,240	$5,602,842	$5,846,444
CBOT Soybean Futures NOV19	113	$10.0375	$5,671,188	$5,104,069	$4,820,509	$4,536,950	$6,238,306	$6,521,866	$6,805,425
Total CBOT Soybean Futures			$16,190,150	$14,571,135	$13,761,628	$12,952,119	$17,809,164	$18,618,672	$19,428,179

Shares outstanding			850,004	850,004	850,004	850,004	850,004	850,004	850,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$19.05	$17.14	$16.19	$15.24	$20.95	$21.90	$22.86
Total Net Asset Value per Share as reported			$19.04
Change in the Net Asset Value per Share				$(1.90)	$(2.86)	$(3.81)	$1.90	$2.86	$3.81

Percent Change in the Net Asset Value per Share				-10.00%	-15.01%	-20.01%	10.00%	15.01%	20.01%

CANE:

	March 31, 2018 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2018	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures JUL18	212	$0.1246	$2,958,503	$2,662,652	$2,514,727	$2,366,802	$3,254,353	$3,402,278	$3,550,203
ICE #11 Sugar Futures OCT18	176	$0.1287	$2,536,934	$2,283,241	$2,156,394	$2,029,548	$2,790,628	$2,917,475	$3,044,321
ICE #11 Sugar Futures MAR19	190	$0.1413	$3,006,864	$2,706,178	$2,555,834	$2,405,491	$3,307,550	$3,457,894	$3,608,237
Total ICE #11 Sugar Futures			$8,502,301	$7,652,071	$7,226,955	$6,801,841	$9,352,531	$9,777,647	$10,202,761

Shares outstanding			1,025,004	1,025,004	1,025,004	1,025,004	1,025,004	1,025,004	1,025,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$8.29	$7.47	$7.05	$6.64	$9.12	$9.54	$9.95
Total Net Asset Value per Share as reported			$8.29
Change in the Net Asset Value per Share				$(0.83)	$(1.24)	$(1.66)	$0.83	$1.24	$1.66

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.01%	10.00%	15.00%	20.01%

WEAT:

	March 31, 2018 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2018	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures JUL18	969	$4.6850	$22,698,825	$20,428,943	$19,294,001	$18,159,060	$24,968,708	$26,103,649	$27,238,590
CBOT Wheat Futures SEP18	802	$4.8525	$19,458,525	$17,512,673	$16,539,746	$15,566,820	$21,404,378	$22,377,304	$23,350,230
CBOT Wheat Futures DEC18	897	$5.0650	$22,716,525	$20,444,873	$19,309,046	$18,173,220	$24,988,178	$26,124,004	$27,259,830
Total CBOT Wheat Futures			$64,873,875	$58,386,489	$55,142,793	$51,899,100	$71,361,264	$74,604,957	$77,848,650

Shares outstanding			10,475,004	10,475,004	10,475,004	10,475,004	10,475,004	10,475,004	10,475,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$6.19	$5.57	$5.26	$4.95	$6.81	$7.12	$7.43
Total Net Asset Value per Share as reported			$6.19
Change in the Net Asset Value per Share				$(0.62)	$(0.93)	$(1.24)	$0.62	$0.93	$1.24

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.01%	10.01%	15.01%	20.01%

TAGS:

	March 31, 2018 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of March 31, 2018	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	16,508	$17.9905	$296,987	$267,288	$252,439	$237,590	$326,686	$341,535	$356,385
Teucrium Soybean Fund	15,331	$19.0400	$291,902	$262,712	$248,117	$233,522	$321,092	$335,688	$350,283
Teucrium Sugar Fund	33,624	$8.2924	$278,824	$250,941	$237,000	$223,059	$306,706	$320,647	$334,588
Teucrium Wheat Fund	43,487	$6.1899	$269,180	$242,262	$228,803	$215,344	$296,098	$309,557	$323,016
Total value of shares of the Underlying Funds			$1,136,893	$1,023,203	$966,359	$909,515	$1,250,582	$1,307,427	$1,364,272

Shares outstanding			50,002	50,002	50,002	50,002	50,002	50,002	50,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$22.74	$20.46	$19.33	$18.19	$25.01	$26.15	$27.28
Total Net Asset Value per Share as reported			$22.79
Change in the Net Asset Value per Share				$(2.27)	$(3.41)	$(4.55)	$2.27	$3.41	$4.55

Percent Change in the Net Asset Value per Share				-9.98%	-14.96%	-19.95%	9.98%	14.96%	19.95%

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

Ite m 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 16, 2018.

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

The Trust may, in its discretion, suspend the right to redeem Shares of a Fund or postpone the redemption settlement date: (1) for any period during which an applicable exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of a Fund’s assets is not reasonably practicable; (3) for such other period as the Sponsor determines to be necessary for the protection of Shareholders; (4) if there is a possibility that any or all of the Benchmark Component Futures Contracts of a Fund on the specific exchange where the Fund is traded and from which the NAVof the Fund is calculated will be priced at a daily price limit restriction; or (5) if, in the sole discretion of the Sponsor, the execution of such an order would not be in the best interest of a Fund or its Shareholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Shareholder. For example, the resulting delay may adversely affect the value of the Shareholder’s redemption proceeds if the NAV of a Fund declines during the period of delay. The Trust Agreement provides that the Sponsor and its designees will not be liable for any loss or damage that may result from any such suspension or postponement. A minimum number of baskets and associated Shares are specified for each Fund in its prospectus and in Part I, Item 1 of this document. Once that minimum number of Shares outstanding is reached, there can be no further redemptions until there has been a Creation Basket.

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

Third parties may assert that the Sponsor has infringed or otherwise violated their intellectual property rights. Third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the Sponsor and claim that the Sponsor has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the Sponsor may have to litigate in the future to determine the validity and scope of other parties’ proprietary rights, or defend itself against claims that it has infringed or otherwise violated other parties’ rights. Any litigation of this type, even if the Sponsor is successful and regardless of the merits, may result in significant costs, may divert resources from the Fund, or may require the Sponsor to change its proprietary software and other technology or enter into royalty or licensing agreements. The Sponsor has a patent on certain businessmethods and procedures used with respect to the Funds. The Sponsor utilizes certain proprietary software. Any unauthorized use of such proprietary software, business methods and/or procedures could adversely affect the competitive advantage of the Sponsor or the Funds and/or cause the Sponsor to take legal action to protect its rights.

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

The Funds earn interest on cash balances available for investment. If actual interest rates were to fall, the next investment loss of the Funds could be adversely impacted if the Sponsor were not able to waive expenses sufficient to cover any deficit.

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

While it is not the current intention of the Funds to take physical delivery of any Commodity under its Commodity Interests, Commodity Futures Contracts are traditionally physically-deliverable contracts, and, unless a position was traded out of, it is possible to take or make delivery under these and some Other Commodity Interests. Storage costs associated with purchasing thespecific commodity could result in costs and other liabilities thatcould impact the value of the Commodity Futures Contracts or certain Other Commodity Interests. Storage costs include the time value of money invested in the physical commodity plus the actual costs of storing the commodity less any benefits from ownership that are not obtained by the holder of a futures contract. In general, Commodity Futures Contracts have a one-month delay for contract delivery and the pricing of back month contracts (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for the commodity while a Fund holds the Commodity Interests, the value of the Commodity Interests, and therefore the Fund’s NAV, may change as well.

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

The Sponsor may use spreads and straddles as part of its overall trading strategy to closely follow the Benchmark. There is a risk that a Fund’s NAV may not closely track the change in its Benchmark. Spreads combine simultaneous long and short positions in related futures contracts that differ by commodity, by market or by delivery month (for example, long April, short November). Spreads gain or lose value as a result of relative changes in price between the long and short positions. Spreads often reduce risk to investors because the contracts tend to move up or down together. However, both legs of the spread could move against an investor simultaneously, in which case the spread would lose value. Certain types of spreads may face unlimited risk, e.g., because the price of a futures contract underlying a short position can increase by anunlimited amount and the investor would have to take delivery oroffset at that price. A commodity straddle takes both long and short option position in the same commodity in the same market and delivery month simultaneously. The buyer of a straddle profits if either the long or the short leg of the straddle moves further than the combined cost of both options. The seller of the straddle profits if both the long and short positions do not trade beyond a range equal to the combined premium for selling both options. If the Sponsor were to utilize a spread or straddle position and the position performed differently than expected, the results could impact that Fund’s tracking error. This could affect the Fund’s investment objective of having its NAV closely track the Benchmark. Additionally, a loss on the position would negatively impact the Fund’s absolute return.

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

Further, President Donald J. Trump has promised and issued several executive orders intended to relieve the financial burden created by the Dodd-Frank Act, although these executive orders only set forth several general principles to be followed by the federal agencies and do not mandate the wholesale repeal of the Dodd-Frank Act. The scope of the effect that passage of new financial reform legislation could have on U.S. securities, derivatives and commodities markets is not clear at this time because each federalregulatory agency would have to promulgate new regulations to implement such legislation. These regulatory changes may affect the continued operation of the Funds. For additional information regarding recent regulatory developments that may impact the Funds or the Trust, refer to the section entitled “Regulatory Considerations” section of this document.

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

The changing nature of the participants in the commodity specific market will influence whether futures prices are above or below the expected future spot price. Producers of the specific commodity will typically seek to hedge against falling commodity prices by selling Commodity Futures Contracts. Therefore, if commodity producers become the predominant hedgers in the futures market, prices of Commodity Futures Contracts will typically be below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the commodity, who purchase Commodity Futures Contracts to hedge against a rise in prices, prices of the Commodity FuturesContracts will likely be higher than expected future spot prices. This can have significant implications for a Fund when it is time to sell a Commodity Futures Contract that is no longer a Benchmark Component Futures Contract and purchase a new Commodity Futures Contract or to sell a Commodity Futures Contract to meet redemption requests. A Fund may invest in Other Commodity Interests. To the extent that these Other Commodity Interests are contracts individually negotiated between their parties, they may not be as liquid as Commodity Futures Contracts and will expose the Fund to credit risk that its counterparty may not be able to satisfy its obligations to the Fund.

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

A portion of the Fund’s assets may be used to trade over-the-counter Commodity Interests, such as forward contracts or swaps. Currently, over-the-counter contracts are typically traded on a principal-to-principal non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC, although this isan area of pending, substantial regulatory change. The markets for over-the-counter contracts will continue to rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. To date, the forward markets have been largely unregulated, except for anti-manipulation and anti-fraud prohibitions, forward contracts have been executed bi-laterally and, in general historically, forward contracts have not been cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other FX derivatives, such as FX options, certain currency swaps, and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the lack of regulation in these markets could expose the Fund in certain circumstances to significant losses inthe event of trading abuses or financial failure by participants. While increased regulation of over-the-counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd-Frank Act, there is no guarantee that such increased regulation will be effective to reduce these risks.

Each Fund faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations toa Fund, in which case the Fund could suffer significant losses on these contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. During any such period, the Fund may have difficulty in determining the value of its contracts with the counterparty, which in turn could result in the overstatement or understatement of the Fund’s NAV. The Fund may eventually obtain only limited recovery or no recovery in such circumstances.

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

There are Risks Associated with Trading in International Markets

A significant portion of the Futures Contracts entered into by the Funds is traded on United States exchanges. However, a portion of the Funds’ trades may take place on markets or exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as the Funds, inthe event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, the Funds have less legal and regulatory protection than it does when they trade domestically. Currently the Funds do not place trades on any markets or exchanges outside of the United States and do not anticipate doing so in the foreseeable future. In some of these non-U.S. markets, the performance on a futures contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes the Funds to credit risk. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

The price of any non-U.S. Commodity Interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S.dollar may cause losses to a Fund even if the contract is profitable. The Funds invest primarily in Commodity Interests that are traded or sold in the United States. However, a portion of the trades for a Fund may take place in markets and on exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. In some of these non-U.S.markets, the performance on a contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes a Fund to credit risk. Trading in non-U.S. markets also leaves a Fund susceptible to fluctuations in the value of the local currency against the U.S. dollar.

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

The price movements for corn are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally, commodity prices may beinfluenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

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

The price and availability of corn is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease and infestation (including, but not limited to, Leaf Blight, Ear Rot and Root Rot). transportation difficulties. various planting, growing, or harvesting problems. and severe weather conditions (particularly during the spring planting season and the fall harvest) such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for corn in the United States to produce ethanol has also been a significant factor affecting the price of corn. In turn, demand for ethanol has tended to increase when the price of gasoline has increased and has been significantly affected by United States governmental policies designed to encourage the production of ethanol. Recent changes in government policy have the potential to reduce the demand for ethanol over the next several years. Additionally, demand for corn is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. Finally, because corn is often used as an ingredient in livestock feed, demand for corn is subject to risks associated with the outbreak of livestock disease.

Corn production is subject to United States federal, state, and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability.Additionally, corn production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing, and processing ofagricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. corn producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

Seasonal fluctuations in the price of corn may cause risk to an investor because of the possibility that Share prices will be depressed because of the corn harvest cycle. In the United States, the corn market is normally at its weakest point, and corn prices are lowest, shortly before and during the harvest (between September and November), due to the high supply of corn inthe market. Conversely, corn prices are generally highest during the winter and spring (between December and May), when farmerowned corn has largely beensold and used. Seasonal corn market peaks generally occur after planting is complete in May or June, and again as harvest begins around August. These normal market conditions are, however, often influenced by weather patterns, and domestic and global economic conditions, among other factors, and any specific year may not necessarily follow the traditional seasonal fluctuations described above. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Corn Futures Contracts expiring in the fall.

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregate investments at any one time in U.S. exchange traded Corn Futures Contracts, nonU.S. exchange Corn Futures Contracts, and overthecounter corn swaps are 600 spot month contracts, 33,000 contracts expiring in any other nonspot single month, or 33,000 cumulative totals for all nonspot months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against cornrelated losses or as a way to indirectly invest in corn.

The Fund does not intend to limit the size of the offering and will attempt to expose substantially all of its proceeds to the corn market utilizing Corn Interests. If the Fund encounters position limits, accountability levels, or price fluctuation limits for Corn Futures Contracts on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Corn Interests and/or Corn FuturesContracts listed on foreign exchanges. However, the Corn Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Corn Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

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

The price and availability of soybeans is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease. weed control. water availability. various planting, growing, or harvesting problems.severe weather conditions such as drought, floods, heavy rains, frost, or natural disasters that are difficult to anticipate and which cannot be controlled. uncontrolled fires, including arson. challenges in doing business with foreign companies. legal and regulatory restrictions. transportation costs. interruptions in energy supply. currency exchange rate fluctuations. and political and economic instability. Additionally, demand for soybeans is affected by changes in international, national, regional and local economic conditions, and demographic trends. The increased production of soybean crops in South America and the rising demand for soybeans in emerging nations such as China and India have increased competition in the soybean market.

The supply of soybeans could be reduced by the spread of soybean rust. Soybean rust is a windborne fungal disease that attacks soybeans. Although soybean rust can be killed with chemicals, chemical treatment increases production costs for farmers.

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

Because processing soybean oil can create transfats, the demand for soybean oil may decrease due to heightened governmental regulation of transfats or transfatty acids. The U.S. Food and Drug Administration currently requires food manufacturers to disclose levels of transfats contained in their products, and various local governments have enacted or are considering restrictions on the use of transfats in restaurants. Several food processors have either switched or indicated an intention to switch to oil products with lower levels of transfats or transfatty acids.

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

The CFTC and U.S. designated contract markets have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregate investments atany one time in U.S. exchange traded Soybean Futures Contracts, nonU.S. exchange Soybean Futures Contracts, and overthecounter soybean swaps are 600 spot month contracts, 15,000 contracts expiring in any other single nonspot month, or 15,000 cumulative totals for all nonspot months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against soybeanrelated losses or as a way to indirectly invest in soybeans.

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

The global price and availability of sugar is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease. weed control. water availability. various planting, growing, or harvesting problems. severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. uncontrolled fires, including arson. challenges in doing business with foreign companies. legal and regulatory restrictions. fluctuation of shipping rates. currency exchange rate fluctuations. and political and economic instability. Global demand for sugar to produce ethanol has also been a significant factor affecting the price of sugar. Additionally, demand for sugar is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. The spread of consumerism and the rising affluence of emerging nations such as China and India have created demand for sugar. An influx of people in developing countries moving from rural to urban areas may create more disposable income to be spent on sugar products and might also reduce sugar production in rural areas on account of worker shortages, all of which would result in upward pressure on sugar prices. On the other hand, public health concerns regarding obesity, heart disease and diabetes, particularly in developed countries, may reduce demand for sugar. In light of the time it takes to grow sugarcane and sugar beets and the cost of new facilities for processing these crops, it may not be possible to increase supply quickly or in a costeffective manner in response to an increase in demand for sugar.

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

In contrast to position limits, accountability levels are not fixed ceilings, but rather thresholds above which an exchange may exercise greater scrutiny and control over an investor, including by imposing position limits on the investor. For example, the current ICE Futuresestablished accountability level for investments in Sugar No. 11 Futures Contracts for any one month is 10,000, and the accountability level for all combined months is 15,000. (The current accountability level for Sugar No. 11 Futures Contracts traded on the NYMEX is 9,000 for any one month, and 9,000 for all combined months. Even though accountability levels are not fixed ceilings, the Fund does not intend to invest in Sugar Futures Contracts in excess of any applicable accountability levels.

All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against sugarrelated losses or as a way to indirectly invest in sugar.

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

As discussed in more detail below, price movements for wheat are influenced by, among other things, weather conditions, crop disease, transportation difficulties, various planting, growing and harvesting problems, governmental policies, changing demand, and seasonal fluctuations in supply. More generally,commodity prices may be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, U.S. and international economic events, and changes in the philosophies and emotions of market participants. Because the Fund invests primarily in interests in a single commodity, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

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

The price and availability of wheat is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease. weed control. water availability. various planting, growing, or harvesting problems. severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for food products made from wheat flour is affected by changes in consumer tastes, national, regional and localeconomic conditions, and demographic trends. More specifically, demand for such food products in the United States is relatively unaffected by changes in wheat prices or disposable income, but is closely tied to tastes and preferences. For example, in recent years the increase in the popularity of lowcarbohydrate diets caused the consumption of wheat flour to decrease rapidly before rebounding somewhat after 2005. Export demand for wheat fluctuates yearly, based largely on crop yields in the importing countries.

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

Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against wheatrelated losses or as a way to indirectly invest in wheat.

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregate investments at any one time in U.S. exchange traded Wheat Futures Contracts, nonU.S. exchange linked Wheat Futures Contracts, and overthecounter wheat swaps are 600 spot month contracts, 12,000 contracts expiring in any other single month, or cumulative 12,000 total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013 and a third (File No. 333-210010) was declared effective on April 29, 2016. From June 9, 2010 (the commencement of operations) through March 31, 2018, 16,075,000 Shares of the Fund were sold at an aggregate offering price of $488,553,374. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through March 31, 2018 in an amount equal to $839,504, resulting in net offering proceeds of $487,713,870. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014 and a third (File No. 333-217247) was declared effective on May 1, 2017. From September 19, 2011 (the commencement of the offering) through March 31, 2018, 3,350,000 Shares of the Fund were sold at an aggregate offering price of $69,180,362. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2018 in an amount equal to $93,105, resulting in net offering proceeds of $69,087,257. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014 and a third (File No. 333-217248) was declared effective on May 1, 2017. From September 19, 2011 (the commencement of the offering) through March 31, 2018, 2,400,000 Shares of the Fund were sold at an aggregate offering price of $29,765,839. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2018 in an amount equal to $43,213, resulting in net offering proceeds of $29,722,626. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-212481) which registered a total of 25,350,000 shares was declared effective on July 15, 2016. From September 19, 2011 (the commencement of the offering) through March 31, 2018, 17,700,000 Shares of the Fund were sold at an aggregate offering price of $161,036,841. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2018 in an amount equal to $235,762, resulting in net offering proceeds of $161,272,003. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. From March 28, 2012 (the commencement of the offering) through March 31, 2018, 350,000 Shares of the Fund were sold at an aggregate offering price of $17,706,578. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through March 31, 2018 in an amount equal to $9,098, resulting in net offering proceeds of $17,6997,480. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2018	-	$-	N/A	N/A
February 1 to February 28, 2018	225,000	$17.32	N/A	N/A
March 1 to March 31, 2018	100,000	$17.36	N/A	N/A
Total	325,000	$17.33

Issuer Purchases of SOYB Shares: Nothing to Report

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2018	50,000	$6.10	N/A	N/A
February 1 to February 28, 2018	250,000	$6.30	N/A	N/A
March 1 to March 31, 2018	300,000	$6.19	N/A	N/A
Total	600,000	$6.23

Issuer Purchases of CANE Shares: Nothing to Report

Issuer Purchases of TAGS Shares: Nothing to Report

I tem 3. Defaults Upon Senior Securities

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

Date: May 10, 2018