Form 10-Q
period 2018-06-30
Teucrium Commodity Trust
filed 2018-08-09
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018.

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

☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of August 7, 2018

Teucrium Corn Fund	4,600,004
Teucrium Sugar Fund	2,200,004
Teucrium Soybean Fund	1,825,004
Teucrium Wheat Fund	10,100,004
Teucrium Agricultural Fund	75,002

TEUCRIUM COMMODITY TRUST

 Part I. FINANCIAL INFORMATION

 Item 1.   Financial Statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$160,466,645	$137,945,626
Interest receivable	5	255
Other assets	142,323	6,748
Equity in trading accounts:
Commodity futures contracts	25,592	909,281
Due from broker	23,298,508	9,987,671
Total equity in trading accounts	23,324,100	10,896,952
Total assets	183,933,073	$148,849,581

Liabilities
Management fee payable to Sponsor	146,068	125,149
Other liabilities	171,196	99,909
Equity in trading accounts:
Commodity futures contracts	12,047,932	5,677,771
Total liabilities	12,365,196	5,902,829

Net Assets	$171,567,877	$142,946,752

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED SCHEDULE OF INVESTMENTS
June 30, 2018
(Unaudited)
		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $3,762)	$3,762	0.00%	3,762

			Principal Amount
Commercial Paper
Boston Scientific Corporation 2.43% (cost: $4,973,935 due 09/11/2018)	$4,975,940	2.90%	5,000,000
Enbridge Energy Partners, L.P. 2.62% (cost: $4,988,084 due 07/17/2018)	4,993,836	2.91	5,000,000
Enbridge Energy Partners, L.P. 2.64% (cost: $4,984,716 due 07/19/2018)	4,993,450	2.91	5,000,000
Enbridge Energy Partners, L.P. 2.74% (cost: $4,986,778 due 07/30/2018)	4,989,044	2.91	5,000,000
Enbridge Energy Partners, L.P. 2.62% (cost: $4,978,727 due 08/10/2018)	4,985,578	2.91	5,000,000
General Motors Financial Company, Inc. 2.47% (cost: $7,455,596 due 09/24/2018)	7,456,617	4.35	7,500,000
Glencore Funding LLC 2.35% (cost: $4,970,874 due 08/07/2018)	4,988,026	2.91	5,000,000
La Compagnie De Telephone Bell Du Canada Ou Bell C 2.35% (cost: $4,974,760 due 08/01/2018)	4,989,968	2.91	5,000,000
Schlumberger Holdings Corporation 2.42% (cost: $4,973,334 due 07/02/2018)	4,999,666	2.91	5,000,000
Spectra Energy Partners, LP 2.37% (cost: $7,478,296 due 08/09/2018)	7,480,907	4.36	7,500,000
Suncor Energy Inc. 2.45% (cost: $7,456,493 due 09/19/2018)	7,459,529	4.35	7,500,000
Spectra Energy Partners, LP 2.37% (cost: $4,985,313 due 8/9/2018)	4,987,271	2.91	5,000,000
WGL Holdings, Inc. 2.40% (cost: $9,951,080 due 08/07/2018)	9,975,540	5.81	10,000,000
Total Commercial Paper (cost: $77,157,986)	$77,275,372	45.05%
Total Cash Equivalents	$77,279,134	45.05%
			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY19 (305 contracts)	25,592	0.01%	4,454,464

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP18 (1,422 contracts)	$3,112,412	1.81%	$25,560,450
CBOT corn futures DEC18 (1,180 contracts)	1,937,788	1.13	21,903,750
CBOT corn futures DEC19 (1,302 contracts)	1,600,700	0.93	25,681,950

United States soybean futures contracts
CBOT soybean futures NOV18 (135 contracts)	752,500	0.44	5,940,000
CBOT soybean futures JAN19 (115 contacts)	701,425	0.41	5,111,750
CBOT soybean futures NOV19 (133 contracts)	568,138	0.33	5,993,313

United States sugar futures contracts
ICE sugar futures MAR19 (357 contracts)	397,678	0.23	5,177,928
ICE sugar futures MAR20 (338 contracts)	119,191	0.07	5,231,699

United States wheat futures contracts
CBOT wheat futures SEP18 (932 contracts)	1,139,950	0.66	23,358,250
CBOT wheat futures DEC18 (773 contracts)	329,113	0.19	19,972,388
CBOT wheat futures DEC19 (817 contracts)	1,389,037	0.81	23,233,437
Total commodity futures contracts	$12,047,932	7.01%	$167,164,915

Exchange-traded funds*			Shares
Teucrium Corn Fund	$399,405	0.23%	24,308
Teucrium Soybean Fund	380,822	0.22	23,481
Teucrium Sugar Fund	408,792	0.24	53,674
Teucrium Wheat Fund	391,990	0.23	61,537
Total exchange-traded funds (cost $2,192,325)	$1,581,009	0.92%

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

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$4,467,596	$(2,915,768)	$6,692,509	$(2,673,627)
Net change in unrealized (depreciation) or appreciation on commodity futures contracts	(12,318,563)	11,935,606	(7,253,850)	12,630,493
Interest income	879,030	417,772	1,519,669	740,121
Total (loss) income	(6,971,937)	9,437,610	958,328	10,696,987

Expenses
Management fees	433,254	383,816	815,838	776,163
Professional fees	426,230	288,414	701,997	631,238
Distribution and marketing fees	807,165	659,278	1,562,969	1,197,615
Custodian fees and expenses	99,544	87,724	184,022	171,818
Business permits and licenses fees	26,959	21,347	87,727	58,013
General and administrative expenses	89,688	78,983	157,885	145,979
Brokerage commissions	46,147	39,974	88,724	77,320
Other expenses	32,848	23,275	66,139	43,395
Total expenses	1,961,835	1,582,811	3,665,301	3,101,541

Expenses waived by the Sponsor	(379,836)	(176,704)	(642,134)	(261,465)

Total expenses, net	1,581,999	1,406,107	3,023,167	2,840,076

Net (loss) income	$(8,553,936)	$8,031,503	$(2,064,839)	$7,856,911

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Operations
Net (loss) income	$(2,064,839)	$7,856,911
Capital transactions
Issuance of Shares	53,863,007	37,159,575
Redemption of Shares	(22,602,148)	(34,604,704)
Net change in the cost of the Underlying Funds	(574,895)	1,229
Total capital transactions	30,685,964	2,556,100

Net change in net assets	28,621,125	10,413,011

Net assets, beginning of period	142,946,752	153,957,187

Net assets, end of period	$171,567,877	$164,370,198

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net (loss) income	$(2,064,839)	$7,856,911
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in unrealized depreciation or (appreciation) on commodity futures contracts	7,253,850	(12,630,493)
Changes in operating assets and liabilities:
Due from broker	(13,310,837)	7,052,137
Interest receivable	250	(486)
Other assets	(135,575)	(372,466)
Management fee payable to Sponsor	20,919	1,141
Other liabilities	71,287	38,705
Net cash (used in) provided by operating activities	(8,164,945)	1,945,449

Cash flows from financing activities:
Proceeds from sale of Shares	53,863,007	37,159,575
Redemption of Shares	(22,602,148)	(34,604,704)
Net change in cost of the Underlying Funds	(574,895)	1,229
Net cash provided by financing activities	30,685,964	2,556,100

Net change in cash, cash equivalents and restricted cash	22,521,019	4,501,549
Cash, cash equivalents, and restricted cash beginning of period	137,945,626	145,475,153
Cash, cash equivalents, and restricted cash end of period	$160,466,645	$149,976,702

 The accompanying notes are an integral part of these financial statements.

 NOTES TO COMBINED FINANCIAL STATEMENTS
June 30, 2018
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

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE and SOYB were declared effective by the SEC on April 30, 2018. The registration statements for SOYB and CANE registered an additional 5,000,000 shares each. The current registration statement for WEAT was declared effective on July 15, 2016. This registration statement for WEAT registered an additional 24,050,000 shares.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2018 and 2017, the Funds recognized $99,554 and $87,724, respectively, for these services, which is recorded in custodian fees and expenses on the combined statements of operations; of these expenses $31,268 in 2018 and $1,626 in 2017 were waived by the Sponsor. For the six months ended June 30, 2018 and 2017, the Funds recognized $184,022 and $171,818, respectively, for these services, which is recorded in custodian fees and expenses on the combined statements of operations; of these expenses $44,439 in 2018 and $3,252 in 2017 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2018 and 2017, the Funds recognized $39,053 and $40,367, respectively, for these services, which is recorded in distribution and marketing fees on the combined statements of operations; of these expenses $6,930 in 2018 and $13,451 in 2017 were waived by the Sponsor. For the six months ended June 30, 2018 and 2017, the Funds recognized $87,201 and $93,786, respectively, for these services, which is recorded in distribution and marketing fees on the combined statements of operations; of these expenses $21,591 in 2018 and $14,137 in 2017 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended June 30, 2018 and 2017, the Funds recognized $46,147 and $39,974, respectively, for these services, which was recorded in brokerage commissions on the combined statements of operations and were paid for by the Funds. For the six months ended June 30, 2018 and 2017, the Funds recognized $88,724 and $77,320, respectively, for these services, which was recorded in brokerage commissions on the combined statements of operations and were paid for by the Funds.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and six months ended June 30, 2018 and 2017, the Funds did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the combined statements of operations.

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

The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of June 30, 2018 and for the years ended December 31, 2017, 2016, and 2015. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2018 and 2017.

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
CANE: 50,000 shares representing 2 baskets
WEAT: 50,000 shares representing 2 baskets
TAGS: 50,000 shares representing 2 baskets

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust had a balance of $3,762 and $3,014 in money market funds at June 30, 2018 and December 31, 2017, respectively. These balances are included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. The Funds had a balance of $83,187,251 and $88,013,073 in demand deposit savings accounts on June 30, 2018 and December 31, 2017, respectively. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. The Funds had a balance of $77,275,372 and $49,929,746 in commercial paper contracts on June 30, 2018 and December 31, 2017, respectively. The above changes resulted in a reduction from the same period in 2017 in the balance held in money market and demand deposit savings accounts, respectively.

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

	June 30, 2018	June 30, 2017	December 31, 2017
Cash and cash equivalents	$160,466,645	$149,908,018	$137,945,626
Restricted cash	-	68,684	-
Total cash, cash equivalents, and restricted cash shown in the combined statements of cash flows	$160,466,645	$149,976,702	$137,945,626

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. For the three months ended June 30, the Funds recognized $472,586 in 2018 and $439,583 in 2017 for these services, which are primarily recorded in distribution and marketing fees on the combined statements of operations; of these expenses, $122,390 in 2018 and $116,679 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the six months ended June 30, the Funds recognized $1,452,851 in 2018 and $1,293,133 in 2017 for these services, which are primarily recorded in distribution and marketing fees on the combined statements of operations; of these expenses, $251,171 in 2018 and $123,662 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund.

For the three months ended June 30, 2018 there were $379,836 of expenses that were included in the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $98,041 for CORN, $84,485 for SOYB, $66,209 for CANE, $121,015 for WEAT, and $10,086 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three months ended June 30, 2017 there were $176,704 of expenses that were included in the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $133,820 for CORN, $12,109 for SOYB, $25,286 for CANE, and $5,489 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2018 there were $642,134 of expenses that were included in the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $138,723 for CORN, $184,427 for SOYB, $146,899 for CANE, $144,784 for WEAT, and $27,301 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2017 there were $261,465 of expenses that were included in the combined statements of operations of the Trust as expenses that were waived by the Sponsor. These were specifically: $168,820 for CORN, $27,109 for SOYB, $38,364 for CANE, and $27,172 for TAGS. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On June 30, 2018 and December 31, 2017, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the six months ended June 30, 2018 and year ended December 31, 2017, the Funds did not have any transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

The FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The amendments were adopted for the quarter ended March 31, 2017; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. The Sponsor elected to adopt the amendments for the fiscal year ending December 31, 2018. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements

The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2018 and December 31, 2017:

June 30, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2018
Cash Equivalents	$77,279,134	$-	$-	$77,279,134
Commodity futures Contracts
Sugar futures contracts	25,592	-	-	25,592
Total	$77,304,726	$-	$-	$77,304,726

Liabilities:	Level 1	Level 2	Level 3	Balance as of June 30, 2018
Commodity Futures Contracts
Corn futures contracts	$ 6,650,900	$ -	$ -	$6,650,900
Soybean futures contracts	2,022,063	-	-	2,022,063
Sugar futures contracts	516,869	-	-	516,869
Wheat futures contracts	2,858,100	-	-	2,858,100
Total	$12,047,932	$-	$-	$12,047,932

December 31, 2017
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$49,932,760	$-	$-	$49,932,760
Commodity Futures Contracts
Corn futures contracts	120,487	-	-	120,487
Sugar futures contracts	184,319	-	-	184,319
Wheat futures contracts	604,475	-	-	604,475
Total	$50,842,041	$-	$-	$50,842,041
Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Commodity Futures Contracts
Corn futures contracts	$1,962,050	$-	$-	$1,962,050
Soybeans futures contracts	448,063	-	-	448,063
Sugar futures contracts	67,133	-	-	67,133
Wheat futures contracts	3,200,525	-	-	3,200,525
Total	$5,677,771	$-	$-	$5,677,771

For the three months ended June 30, 2018 and year ended December 31, 2017, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2018 and 2017, the Funds invested only in commodity futures contracts specifically related to each Fund.

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

The following table discloses information about offsetting assets and liabilities presented in the combined statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. The provisions of Accounting Standards Codification 210-20, Balance Sheet - Offsetting were adopted and are recognized in the tables below.

The following table also identifies the fair value amounts of derivative instruments included in the combined statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2018 and December 31, 2017.

Offsetting of Financial Assets and Derivative Assets as of June 30, 2018

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Combined Statement of Assets and Liabilities

Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Combined Statement of Assets and Liabilities	Net Amount Presented in the Combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$25,592	$-	$25,592	$25,592	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2018
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Combined Statement of Assets and Liabilities	Net Amount Presented in the Combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$6,650,900	$-	$6,650,900	$-	$6,650,900	$-
Soybean futures contracts	$2,022,063	$-	$2,022,063	$-	$2,022,063	$-
Sugar futures contracts	$516,869	$-	$516,869	$25,592	$491,277	$-
Wheat futures contracts	$2,858,100	$-	$2,858,100	$-	$2,858,100	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017

	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Combined Statement of Assets and Liabilities	Net Amount Presented in the Combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$120,487	$-	$120,487	$120,487	$-	$-
Sugar futures contracts	$184,319	$-	$184,319	$67,133	$-	$117,186
Wheat futures contracts	$604,475	$-	$604,475	$604,475	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i-ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Combined Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Combined Statement of Assets and Liabilities	Net Amount Presented in the Combined Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,962,050	$-	$1,962,050	$120,487	$1,841,563	$-
Soybeans futures contracts	$448,063	$-	$448,063	$-	$448,063	$-
Sugar futures contracts	$67,133	$-	$67,133	$67,133	$-	$-
Wheat futures contracts	$3,200,525	$-	$3,200,525	$604,475	$2,596,050	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended June 30, 2018

Primary Underlying Risk	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Depreciation or Appreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$1,931,575	$(8,790,088)
Soybean futures contracts	(2,413)	(2,456,537)
Sugar futures contracts	(1,028,754)	278,275
Wheat futures contracts	3,567,188	(1,350,213)
Total commodity futures contracts	$4,467,596	$(12,318,563)

Three months ended June 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(727,988)	$1,454,725
Soybean futures contracts	(311,413)	378,988
Sugar futures contracts	(1,381,867)	(214,032)
Wheat futures contracts	(494,500)	10,315,925
Total commodity futures contracts	$(2,915,768)	$11,935,606

Six months ended June 30, 2018

Primary Underlying Risk	Realized Gain (Loss) on Commodity Futures Contracts	Net Change in Unrealized Depreciation or Appreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$3,170,538	$(4,809,338)
Soybean futures contracts	(80,012)	(1,574,000)
Sugar futures contracts	(1,297,867)	(608,462)
Wheat futures contracts	4,899,850	(262,050)
Total commodity futures contracts	$6,692,509	$(7,253,850)

Six months ended June 30, 2017

Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(447,212)	$2,394,975
Soybean futures contracts	31,500	(452,163)
Sugar futures contracts	(1,588,115)	(590,957)
Wheat futures contracts	(669,800)	11,278,638
Total commodity futures contracts	$(2,673,627)	$12,630,493

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $177.1 million and $168.0 million for the three and six months ended June 30, 2018 and $157.9 million and $156.1 million for the three and six months ended June 30, 2017.

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

Note 7 – Detail of the net assets and shares outstanding of the Funds that are a series of the Trust

The following are the net assets and shares outstanding of each Fund that is a series of the Trust and, thus, in total, comprise the combined net assets of the Trust:

June 30, 2018

	Outstanding Shares	Net Assets
Teucrium Corn Fund	4,450,004	$73,118,194
Teucrium Soybean Fund	1,050,004	17,029,295
Teucrium Sugar Fund	1,950,004	14,851,592
Teucrium Wheat Fund	10,450,004	66,566,470
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,583,335
Less: Investment in the Underlying Funds		(1,581,009)
Net for the Fund in the combined net assets of the Trust		2,326
Total		$171,567,877

December 31, 2017
	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,875,004	$64,901,479
Teucrium Soybean Fund	575,004	10,264,025
Teucrium Sugar Fund	650,004	6,363,710
Teucrium Wheat Fund	10,250,004	61,416,019
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,137,639
Less: Investment in the Underlying Funds		(1,136,120)
Net for the Fund in the combined net assets of the Trust		1,519
Total		$142,946,752

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

CORN: Nothing to Report

SOYB: The total net assets of the Fund increased by $13,515,246 or 79% for the period from June 30, 2018 through August 7, 2018. This was driven by a 74% increase in the shares outstanding and an 3% increase in the net asset value per share.

CANE: Nothing to Report

WEAT: Nothing to Report

TAGS: Nothing to Report

TEUCRIUM CORN FUND
 STATEMENTS OF ASSETS AND LIABILITIES
	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$69,312,521	$63,139,461
Interest receivable	-	73
Other assets	36,920	2,772
Equity in trading accounts:
Commodity futures contracts	-	120,487
Due from broker	10,546,980	3,703,896
Total equity in trading accounts	10,546,980	3,824,383
Total assets	79,896,421	66,966,689

Liabilities
Management fee payable to Sponsor	63,595	55,432
Other liabilities	63,732	47,728
Equity in trading accounts:
Commodity futures contracts	6,650,900	1,962,050
Total liabilities	6,778,227	2,065,210

Net assets	$73,118,194	$64,901,479

Shares outstanding	4,450,004	3,875,004

Net asset value per share	$16.43	$16.75

Market value per share	$16.44	$16.77

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 SCHEDULE OF INVESTMENTS
June 30, 2018
(Unaudited)
Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $137)	$137	0.00%	137

			Principal Amount
Commercial Paper
Enbridge Energy Partners, L.P. 2.62% (cost: $2,494,042 due 07/17/2018)	$2,497,111	3.42%	2,500,000
Enbridge Energy Partners, L.P. 2.64% (cost: $2,492,358 due 07/19/2018)	2,496,725	3.41	2,500,000
Enbridge Energy Partners, L.P. 2.74% (cost: $2,493,389 due 07/30/2018)	2,494,522	3.41	2,500,000
Enbridge Energy Partners, L.P. 2.62% (cost: $4,978,727 due 08/10/2018)	4,985,578	6.82	5,000,000
General Motors Financial Company, Inc. 2.47% (cost: $2,485,199 due 09/24/2018)	2,485,539	3.40	2,500,000
Glencore Funding LLC 2.35% (cost: $2,485,437 due 08/07/2018)	2,494,013	3.41	2,500,000
La Compagnie De Telephone Bell Du Canada Ou Bell C 2.35% (cost: $2,487,380 due 08/01/2018)	2,494,984	3.41	2,500,000
Schlumberger Holdings Corporation 2.42% (cost: $2,486,667 due 07/02/2018)	2,499,833	3.42	2,500,000
Spectra Energy Partners, LP 2.37% (cost: $2,492,820 due 08/09/2018)	2,493,636	3.41	2,500,000
Suncor Energy Inc. 2.45% (cost: $7,456,493 due 09/19/2018)	7,459,529	10.20	7,500,000
WGL Holdings, Inc. 2.40% (cost: $2,487,770 due 08/07/2018)	2,493,885	3.41	2,500,000
Total Commercial Paper (cost: $34,840,282)	$34,895,355	47.72%
Total Cash Equivalents	$34,895,492	47.72%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures SEP18 (1,422 contracts)	$3,112,412	4.26%	$25,560,450
CBOT corn futures DEC18 (1,180 contracts)	1,937,788	2.65	21,903,750
CBOT corn futures DEC19 (1,302 contracts)	1,600,700	2.19	25,681,950
Total commodity futures contracts	$6,650,900	9.10%	$73,146,150

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

TEUCRIUM CORN FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$1,931,575	$(727,988)	$3,170,538	$(447,212)
Net change in unrealized (depreciation) or appreciation on commodity futures contracts	(8,790,088)	1,454,725	(4,809,338)	2,394,975
Interest income	393,434	183,500	680,931	331,872
Total (loss) income	(6,465,079)	910,237	(957,869)	2,279,635

Expenses
Management fees	191,227	167,806	361,079	348,974
Professional fees	146,286	133,771	248,003	308,701
Distribution and marketing fees	319,426	344,557	607,486	596,297
Custodian fees and expenses	28,547	40,650	59,181	82,375
Business permits and licenses fees	7,808	5,644	20,671	16,229
General and administrative expenses	31,109	38,162	65,655	71,632
Brokerage commissions	20,470	20,935	41,310	42,225
Other expenses	9,860	11,101	22,232	20,861
Total expenses	754,733	762,626	1,425,617	1,487,294

Expenses waived by the Sponsor	(98,041)	(133,820)	(138,723)	(168,820)

Total expenses, net	656,692	628,806	1,286,894	1,318,474

Net (loss) income	$(7,121,771)	$281,431	$(2,244,763)	$961,161

Net (loss) income per share	$(1.56)	$0.08	$(0.32)	$0.32
Net (loss) income per weighted average share	$(1.65)	$0.08	$(0.54)	$0.26
Weighted average shares outstanding	4,320,059	3,553,301	4,156,219	3,677,766

 The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Operations
Net (loss) income	$(2,244,763)	$961,161
Capital transactions
Issuance of Shares	20,834,115	12,892,765
Redemption of Shares	(10,372,637)	(20,236,742)
Total capital transactions	10,461,478	(7,343,977)
Net change in net assets	8,216,715	(6,382,816)

Net assets, beginning of period	$64,901,479	$73,213,541

Net assets, end of period	$73,118,194	$66,830,725

Net asset value per share at beginning of period	$16.75	$18.77

Net asset value per share at end of period	$16.43	$19.09

Creation of Shares	1,175,000	650,000
Redemption of Shares	600,000	1,050,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net (loss) income	$(2,244,763)	$961,161
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net change in unrealized depreciation or (appreciation) on commodity futures contracts	4,809,338	(2,394,975)
Changes in operating assets and liabilities:
Due from broker	(6,843,084)	1,533,025
Interest receivable	73	(13)
Other assets	(34,148)	(131,059)
Management fee payable to Sponsor	8,163	(10,791)
Other liabilities	16,003	38,416
Net cash used in operating activities	(4,288,418)	(4,236)

Cash flows from financing activities:
Proceeds from sale of Shares	20,834,115	12,892,765
Redemption of Shares	(10,372,637)	(20,236,742)
Net cash provided by (used in) financing activities	10,461,478	(7,343,977)

Net change in cash and cash equivalents	6,173,060	(7,348,213)
Cash and cash equivalents, beginning of period	63,139,461	69,072,284
Cash and cash equivalents, end of period	$69,312,521	$61,724,071

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
June 30, 2018
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2018 and 2017, the Fund recognized $28,547 and $40,650, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations and was paid for by the Sponsor. For the six months ended June 30, 2018 and 2017, the Fund recognized $59,181 and $82,375, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these amounts, $762 in 2018 and $0 in 2017 was waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2018 and 2017, the Fund recognized $15,075 and $18,967, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of these expenses, $0 in 2018 and $11,036 in 2017 were waived by the Sponsor. For the six months ended June 30, 2018 and 2017, the Fund recognized $33,097 and $44,912, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of these expenses, $3,679 in 2018 and $11,036 in 2017 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended June 30, 2018 and 2017, the Fund recognized $20,470 and $20,935, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and was paid for by the Fund. For the six months ended June 30, 2018 and 2017, the Fund recognized $41,310 and $42,225, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and was paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and six months ended June 30, 2018 and 2017, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2018 and for the years ended December 31, 2017, 2016, and 2015. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2018 and 2017.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and shortterm maturities. The Fund has these balances of its cash equivalents on deposit with banks. The Fund had a balance of $137 and $170 in money market funds at June 30, 2018 and December 31, 2017, respectively. These balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand-deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $34,417,088 and $38,174,688 in demand deposit savings accounts on June 30, 2018 and December 31, 2017 respectively. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. These balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund had a balance of $34,895,355 and $24,964,873 in commercial paper contracts on June 30, 2018 and December 31, 2017, respectively. The above changes resulted in a reduction from the same period in 2017 in the balance held in money market funds and demand deposit savings accounts, respectively. As of December 31, 2017, the balance for restricted cash held in custody at the Bank of New York Mellon was $0.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded in distribution and marketing fees on the statements of operations. For the three months ended June 30, 2018 and 2017, such expenses were $181,538 and $205,618 respectively; of these expenses $48,225 in 2018 and $95,746 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the six months ended June 30, 2018 and 2017, such expenses were $555,526 and $626,190 respectively; of these expenses $70,829 in 2018 and $95,746 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended June 30, 2018, there were $98,041 of expenses that were included in the statements of operations of the Fund as expenses that were waived by the Sponsor. For the three months ended June 30, 2017, there were $133,820 of expenses that were included in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2018, there were $138,723 of expenses that were included in the statements of operations of the Fund as expenses that were waived by the Sponsor. For the six months ended June 30, 2017, there were $168,820 of expenses that were included in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On June 30, 2018 and December 31, 2017, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the six months ended June 30, 2018 and for the year ended December 31, 2017, the Fund did not have any transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

The FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The amendments were adopted for the quarter ended March 31, 2017; the adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. The Sponsor elected to adopt the amendments for the fiscal year ending December 31, 2018. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2018 and December 31, 2017:

June 30, 2018

Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2018
Cash Equivalents	$34,895,492	$-	$-	$34,895,492
Liabilities:	Level 1	Level 2	Level 3	Balance as of June 30, 2018
Corn Futures Contracts	$6,650,900	$-	$-	$6,650,900

December 31, 2017

Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$24,965,043	$-	$-	$24,965,043
Corn Futures Contracts	120,487	-	-	120,487
Total	$25,085,530	$-	$-	$25,085,530
Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Corn Futures Contracts	$1,962,050	$-	$-	$1,962,050

For the six months ended June 30, 2018 and year ended December 31, 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2018 and 2017, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the combined statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. The provisions of Accounting Standards Codification 210-20, Balance Sheet - Offsetting were adopted and are recognized in the tables below.

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2018 and December 31, 2017.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2018
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn Futures Contracts	$6,650,900	$-	$6,650,900	$-	$6,650,900	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn Futures Contracts	$120,487	$-	$120,487	$120,487	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn Futures Contracts	$1,962,050	$-	$1,962,050	$120,487	$1,841,563	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk

Three months ended June 30, 2018

	Realized Gain on	Net Change in Unrealized Depreciation
Primary Underlying Risk	Commodity Futures Contracts	on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$1,931,575	$(8,790,088)

Three months ended June 30, 2017

	Realized Loss on	Net Change in Unrealized Appreciation
Primary Underlying Risk	Commodity Futures Contracts	on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(727,988)	$1,454,725

 Six months ended June 30, 2018

	Realized Gain on	Net Change in unrealized Depreciation
Primary Underlying Risk	Commodity Futures Contracts	on Commodity Futures Contracts
Commodity Price
Corn Futures contracts	$3,170,538	$(4,809,338)

Six months ended June 30, 2017

	Realized Loss on	Net Change in unrealized Appreciation
Primary Underlying Risk	Commodity Futures Contracts	on Commodity Futures Contracts
Commodity Price
Corn Futures contracts	$(447,212)	$2,394,975

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for the futures contracts held was $76.7 million and $73.3 million for the three and six months ended June 30, 2018 and $67.0 million and $68.8 million for the three and six months ended June 30, 2017, respectively.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2018 and 2017. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Per Share Operation Performance
Net asset value at beginning of period	$17.99	$19.01	$16.75	$18.77
Income (loss) from investment operations:
Investment income	0.09	0.05	0.16	0.09
Net realized and unrealized (loss) gain on commodity futures contracts	(1.50)	0.21	(0.17)	0.59
Total expenses, net	(0.15)	(0.18)	(0.31)	(0.36)
Net (decrease) increase in net asset value	(1.56)	0.08	(0.32)	0.32
Net asset value at end of period	$16.43	$19.09	$16.43	$19.09
Total Return	(8.67)%	0.42%	(1.91)%	1.70%
Ratios to Average Net Assets (Annualized)
Total expenses	3.95%	4.54%	3.95%	4.26%
Total expenses, net	3.43%	3.75%	3.56%	3.78%
Net investment loss	(1.37)%	(2.65)%	(1.67)%	(2.83)%

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

Note 8 – Subsequent Events

Management has evaluated the financial statements for the quarter-ended June 30, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$16,433,335	$9,942,185
Interest receivable	-	22
Other assets	17,953	1,839
Equity in trading accounts:
Due from broker	2,625,714	789,636
Total assets	19,077,002	10,733,682

Liabilities
Management fee payable to Sponsor	13,018	12,111
Other liabilities	12,626	9,483
Equity in trading accounts:
Commodity futures contracts	2,022,063	448,063
Total liabilities	2,047,707	469,657

Net assets	$17,029,295	$10,264,025

Shares outstanding	1,050,004	575,004

Net asset value per share	$16.22	$17.85

Market value per share	$16.24	$17.88

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
 SCHEDULE OF INVESTMENTS
June 30, 2018
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $178)	$178	0.00%	178

			Principal Amount
Commercial Paper
Spectra Energy Partners, LP 2.37% (cost: $2,492,656 due 8/09/2018)	$2,493,635	14.64%	2,500,000
WGL Holdings, Inc. 2.40% (cost: $2,487,770 due 8/07/2018)	2,493,885	14.65	2,500,000
Total Commercial Paper (cost: $4,980,426)	4,987,520	29.29
Total Cash Equivalents	$4,987,698	29.29%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures NOV18 (135 contracts)	$752,500	4.42%	$5,940,000
CBOT soybean futures JAN19 (115 contacts)	701,425	4.12	5,111,750
CBOT soybean futures NOV19 (133 contracts)	568,138	3.34	5,993,313
Total commodity futures contracts	$2,022,063	11.88%	$17,045,063

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

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(2,413)	$(311,413)	$(80,012)	$31,500
Net change in unrealized (depreciation) or appreciation on commodity futures contracts	(2,456,537)	378,988	(1,574,000)	(452,163)
Interest income	80,841	31,405	130,656	57,169
Total (loss) income	(2,378,109)	98,980	(1,523,356)	(363,494)

Expenses
Management fees	40,572	28,996	70,757	60,225
Professional fees	64,595	29,731	95,702	66,749
Distribution and marketing fees	100,905	40,549	219,831	80,197
Custodian fees and expenses	9,737	4,839	21,236	10,570
Business permits and licenses fees	6,758	4,889	16,846	9,536
General and administrative expenses	10,706	5,846	17,588	10,840
Brokerage commissions	3,100	1,740	5,638	3,399
Other expenses	3,910	1,861	8,535	3,735
Total expenses	240,283	118,451	456,133	245,251

Expenses waived by the Sponsor	(84,485)	(12,109)	(184,427)	(27,109)

Total expenses, net	155,798	106,342	271,706	218,142

Net loss	$(2,533,907)	$(7,362)	$(1,795,062)	$(581,636)

Net loss per share	$(2.82)	$(0.01)	$(1.63)	$(0.98)
Net loss per weighted average share	$(2.85)	$(0.01)	$(2.32)	$(0.90)
Weighted average shares outstanding	888,740	647,257	774,452	649,452

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Operations
Net loss	$(1,795,062)	$(581,636)
Capital transactions
Issuance of Shares	9,873,695	1,399,787
Redemption of Shares	(1,313,363)	(1,937,740)
Total capital transactions	8,560,332	(537,953)
Net change in net assets	6,765,270	(1,119,589)

Net assets, beginning of period	$10,264,025	$12,882,100

Net assets, end of period	$17,029,295	$11,762,511

Net asset value per share at beginning of period	$17.85	$19.08

Net asset value per share at end of period	$16.22	$18.10

Creation of Shares	550,000	75,000
Redemption of Shares	75,000	100,000
The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(1,795,062)	$(581,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	1,574,000	452,163
Changes in operating assets and liabilities:
Due from broker	(1,836,078)	(801,387)
Interest receivable	22	(52)
Other assets	(16,114)	(37,893)
Management fee payable to Sponsor	907	(2,441)
Other liabilities	3,143	(4,123)
Net cash used in operating activities	(2,069,182)	(975,369)

Cash flows from financing activities:
Proceeds from sale of Shares	9,873,695	1,399,787
Redemption of Shares	(1,313,363)	(1,937,740)
Net cash provided by (used in) financing activities	8,560,332	(537,953)

Net change in cash, cash equivalents, and restricted cash	6,491,150	(1,513,322)
Cash, cash equivalents, and restricted cash beginning of period	9,942,185	12,377,999
Cash, cash equivalents, and restricted cash end of period	$16,433,335	$10,864,677
The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
June 30, 2018
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

The investment objective of SOYB is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybeans Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

 SOYB Benchmark
CBOT Soybeans Futures Contract	Weighting
Second to expire (excluding August & September)	35%
Third to expire (excluding August & September)	30%
Expiring in the November following the expiration of the third to expire contract	35%

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

On June 17, 2011, the initial Form S-1 for SOYB was declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued representing 100,000 shares and $2,500,000. On September 19, 2011, SOYB started trading on the NYSE Arca. The current registration statements for SOYB wasdeclared effective by the SEC on April 30, 2018. The registration statements for SOYB registered an additional 5,000,000 shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2018 and 2017, the Fund recognized $9,737 and $4,839, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these expenses, $4,038 in 2018 and $0 in 2017 were waived by the Sponsor. For the six months ended June 30, 2018 and 2017, the Fund recognized $21,236 and $10,570, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these expenses, $11,736 in 2018 and $0 in 2017 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2018 and 2017, the Fund recognized $5,580 and $2,698, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of these expenses, $438 in 2018 and $773 in 2017 were waived by the Sponsor. For the six months ended June 30, 2018 and 2017, the Fund recognized $11,834 and $6,806, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of these expenses, $4,533 in 2018 and $773 in 2017 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended June 30, 2018 and 2017, the Fund recognized $3,100 and $1,740, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the six months ended June 30, 2018 and 2017, the Fund recognized $5,638 and $3,399, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and six months ended June 30, 2018 and 2017, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2018 and for the years ended December 31, 2017, 2016, and 2015. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized for the three and six months ended June 30, 2018 and 2017.

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. The Fund has these balances of its cash equivalents on deposit with banks. The Fund had a balance of $178 and $100 in money market funds at June 30, 2018 and December 31, 2017, respectively. These balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $11,445,675 and $9,942,111 in demand deposit savings accounts as of June 30, 2018 and December 31, 2017. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the first quarter 2018, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 45 days or less, which is classified as a cash equivalent and is not FDIC insured. These balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund had a balance of $4,987,520 in commercial paper contracts on June 30, 2018. The above changes resulted in a reduction from the same period in 2017 in the balance held in money market funds and demand deposit savings accounts, respectively.

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

	June 30, 2018	June 30, 2017	December 31, 2017
Cash and cash equivalents	$16,433,335	$10,829,061	$9,942,185
Restricted cash	-	35,616	-
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$16,433,335	$10,864,677	$9,942,185

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded in distribution and marketing fees on the statements of operations. For the three months ended June 30, 2018 and 2017, such expenses were $67,716 and $29,420 respectively; of these expenses, $30,681 in 2018 and $8,841 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the six months ended June 30, 2018 and 2017, such expenses were $194,552 and $95,404 respectively; of these expenses, $89,494 in 2018 and $8,841 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three months ended June 30, 2018, there were $84,485 of expenses that were identified in the statements of operations of the Fund as expenses that were waived by the Sponsor. For the three months ended June 30, 2017, there were $12,109 of expenses that were in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the six months ended June 30, 2018, there were $184,427 of expenses that were identified in the statements of operations of the Fund as expenses that were waived by the Sponsor. For the six months ended June 30, 2017, there were $27,109 of expenses that were in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On June 30, 2018 and December 31, 2017, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the six months ended June 30, 2018 and for the year ended December 31, 2017, the Fund did not have any transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

The FASB issued ASU 2017--03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The amendments were adopted for the quarter ended March 31, 2017; the adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

The FASB issued ASU 2014--09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015--14 which defers the effective date of ASU 2014--09 by one year to fiscal years beginning after December 15, 2017. ASU 2015--14 also permits early adoption of ASU 2014--09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825--10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014--09 and 2015--14. The Sponsor elected to adopt the amendments for the fiscal year ending December 31, 2018. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2018 and December 31, 2017:

June 30, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2018
Cash Equivalents	$4,987,698	$-	$-	$4,987,698
Liabilities:	Level 1	Level 2	Level 3	Balance as of June 30, 2018
Soybean Futures Contracts	$2,022,063	$-	$-	$2,022,063
December 31, 2017
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$100	$-	$-	$100
Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Soybean Futures Contracts	$448,063	$-	$-	$448,063

For the three and six months ended June 30, 2018 and year ended December 31, 2017, the Fund did not have any transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2018 and 2017, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the combined statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. The provisions of Accounting Standards Codification 210-20, Balance Sheet - Offsetting were adopted and are recognized in the tables below.

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2018 and December 31, 2017.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2018
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Soybean Futures Contracts	$2,022,063	$-	$2,022,063	$-	$2,022,063	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Soybeans Futures Contracts	$448,063	$-	$448,063	$-	$448,063	$-

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:

Three months ended June 30, 2018

	Realized Loss on	Net Change in unrealized Depreciation
Primary Underlying Risk	Commodity Futures Contracts	on Commodity Futures Contracts
Commodity Price
Soybean Futures contracts	$(2,413)	$(2,456,537)

Three months ended June 30, 2017

	Realized Loss on	Net Change in unrealized Appreciation
Primary Underlying Risk	Commodity Futures Contracts	on Commodity Futures Contracts
Commodity Price
Soybean Futures contracts	$(311,413)	$378,988

Six months ended June 30, 2018

	Realized Loss on	Net Change in unrealized Depreciation
Primary Underlying Risk	Commodity Futures Contracts	on Commodity Futures Contracts
Commodity Price
Soybean Futures contracts	$(80,012)	$(1,574,000)

Six months ended June 30, 2017

	Realized Gain on	Net Change in unrealized Depreciation
Primary Underlying Risk	Commodity Futures Contracts	on Commodity Futures Contracts
Commodity Price
Soybean Futures contracts	$31,500	$(452,163)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $17.0 million and $15.1 million for the three and six months ended June 30, 2018 and $11.6 million and $11.8 million for the three and six months ended June 30, 2017.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2018 and 2017. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Per Share Operation Performance
Net asset value at beginning of period	$19.04	$18.11	$17.85	$19.08
Income (loss) from investment operations:
Investment income	0.09	0.05	0.17	0.09
Net realized and unrealized (loss) gain on commodity futures contracts	(2.74)	0.10	(1.45)	(0.73)
Total expenses, net	(0.17)	(0.16)	(0.35)	(0.34)
Net decrease in net asset value	(2.82)	(0.01)	(1.63)	(0.98)
Net asset value at end of period	$16.22	$18.10	$16.22	$18.10
Total Return	(14.81)%	(0.06)%	(9.13)%	(5.14)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.92%	4.09%	6.45%	4.07%
Total expenses, net	3.84%	3.67%	3.84%	3.62%
Net investment loss	(1.85)%	(2.58)%	(1.99)%	(2.67)%

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

Note 8 – Subsequent Events
Management has evaluated the financial statements for the quarter-ended June 30, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:

The total net assets of the Fund increased by $13,515,246 or 79% for the period from June 30, 2018 through August 7, 2018. This was driven by a 74% increase in the shares outstanding and an 3% increase in the net asset value per share.

 TEUCRIUM SUGAR FUND
STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$13,738,707	$5,929,275
Interest receivable	-	47
Other assets	14,447	276
Equity in trading accounts:
Commodity futures contracts	25,592	184,319
Due from broker	1,620,181	327,885
Total equity in trading accounts	1,645,773	512,204
Total assets	15,398,927	6,441,802

Liabilities
Management fee payable to Sponsor	12,307	5,632
Other liabilities	18,159	5,327
Equity in trading accounts:
Commodity futures contracts	516,869	67,133
Total liabilities	547,335	78,092

Net assets	$14,851,592	$6,363,710

Shares outstanding	1,950,004	650,004

Net asset value per share	$7.62	$9.79

Market value per share	$7.58	$9.78

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 SCHEDULE OF INVESTMENTS
June 30, 2018
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $113)	$113	0.00%	113

			Principal Amount
Commercial Paper
Spectra Energy Partners, LP 2.37% (cost: $4,985,313 due 8/9/2018)	$4,987,271	33.58%	5,000,000
Total Cash Equivalents	$4,987,384	33.58%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY19 (305 contracts)	$25,592	0.17%	$4,454,464

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAR19 (357 contracts)	$397,678	2.68%	$5,177,928
ICE sugar futures MAR20 (338 contracts)	119,191	0.80	5,231,699
Total commodity futures contracts	$516,869	3.48%	$10,409,627

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

TEUCRIUM SUGAR FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(1,028,754)	$(1,381,867)	$(1,297,867)	$(1,588,115)
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	278,275	(214,032)	(608,462)	(590,957)
Interest income	60,762	19,921	88,679	30,851
Total loss	(689,717)	(1,575,978)	(1,817,650)	(2,148,221)

Expenses
Management fees	31,337	18,985	48,847	32,938
Professional fees	54,713	10,658	81,215	22,402
Distribution and marketing fees	66,683	29,954	131,876	46,198
Custodian fees and expenses	10,754	4,097	17,945	6,391
Business permits and licenses fees	3,299	5,766	19,546	7,891
General and administrative expenses	7,618	6,205	11,742	7,250
Brokerage commissions	4,464	2,176	6,633	3,851
Other expenses	3,289	1,159	6,328	1,715
Total expenses	182,157	79,000	324,132	128,636

Expenses waived by the Sponsor	(66,209)	(25,286)	(146,899)	(38,364)

Total expenses, net	115,948	53,714	177,233	90,272

Net loss	$(805,665)	$(1,629,692)	$(1,994,883)	$(2,238,493)

Net loss per share	$(0.67)	$(2.15)	$(2.17)	$(3.33)
Net loss per weighted average share	$(0.50)	$(2.26)	$(1.65)	$(3.91)
Weighted average shares outstanding	1,623,905	719,784	1,212,435	572,932

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Operations
Net loss	$(1,994,883)	$(2,238,493)
Capital transactions
Issuance of Shares	11,064,135	7,288,053
Redemption of Shares	(581,370)	(2,371,120)
Total capital transactions	10,482,765	4,916,933
Net change in net assets	8,487,882	2,678,440

Net assets, beginning of period	$6,363,710	$5,513,971

Net assets, end of period	$14,851,592	$8,192,411

Net asset value per share at beginning of period	$9.79	$12.97

Net asset value per share at end of period	$7.62	$9.64

Creation of Shares	1,375,000	625,000
Redemption of Shares	75,000	200,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(1,994,883)	$(2,238,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	608,462	590,957
Changes in operating assets and liabilities:
Due from broker	(1,292,296)	(937,591)
Interest receivable	47	(31)
Other assets	(14,171)	(28,286)
Management fee payable to Sponsor	6,675	6,433
Other liabilities	12,833	-
Net cash used in operating activities	(2,673,333)	(2,607,011)

Cash flows from financing activities:
Proceeds from sale of Shares	11,064,135	7,288,053
Redemption of Shares	(581,370)	(2,371,120)
Net cash provided by financing activities	10,482,765	4,916,933

Net change in cash, cash equivalents, and restricted cash	7,809,432	2,309,922
Cash, cash equivalents, and restricted cash, beginning of period	5,929,275	5,090,599
Cash, cash equivalents, and restricted cash, end of period	$13,738,707	$7,400,521
The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
June 30, 2018
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

The investment objective of SOYB is to have the daily changes in percentage terms of the Shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for sugar (“Sugar Futures Contracts”) that are traded on ICE Futures US (“ICE Futures”):

         CANE Benchmark

ICE Sugar Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
Expiring in the March following the expiration of the third to expire contract	35%

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

On June 17, 2011, the initial Form S-1 for CANE was declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued representing 100,000 shares and $2,500,000. On September 19, 2011, CANE started trading on the NYSE Arca. The current registration statements for CANE was declared effective by the SEC on April 30, 2018. The registration statements for CANE registered an additional 5,000,000 shares.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2018 and 2017, the Fund recognized $10,754 and $4,097, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these expenses, $5,029 in 2018 and $1,093 in 2017 were waived by the Sponsor. For the six months ended June 30, 2018 and 2017, the Fund recognized $17,945 and $6,391, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these expenses, $9,283 in 2018 and $2,186 in 2017 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2018 and 2017, the Fund recognized $3,196 and $2,013, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $1,317 in 2018 and $1,481 in 2017 were waived by the Sponsor. For the six months ended June 30, 2018 and 2017, the Fund recognized $6,603 and $3,883, respectively, for these services, which was recorded in distribution and marketing fees on the statements of operations; of these expenses $3,553 in 2018 and $1,915 in 2017 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended June 30, 2018 and 2017, the Fund recognized $4,464 and $2,176, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the six months ended June 30, 2018 and 2017, the Fund recognized $6,633 and $3,851, respectively, for these services, which was recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and six months ended June 30, 2018 and 2017, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of June 30, 2018 and for the years ended December 31, 2017, 2016, and 2015. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2018 and 2017.

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and shortterm maturities. The Fund has these balances of its cash equivalents on deposit with banks. The Fund had a balance of $113 and $100 in money market funds at June 30, 2018 and December 31, 2017, respectively. These balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $8,751,348 and $5,929,221 in demand deposit savings accounts as of June 30, 2018 and December 31, 2017, respectively. This change resulted in a reduction in the balance held in money market funds. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the first quarter 2018, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. These balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund had a balance of $4,987,271 in commercial paper contracts on June 30, 2018. The above changes resulted in a reduction from the same period in 2017 in the balance held in money market funds and demand deposit savings accounts, respectively.

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

	June 30, 2018	June 30, 2017	December 31, 2017
Cash and cash equivalents	$13,738,707	$7,367,453	$5,929,275
Restricted cash	-	33,068	-
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$13,738,707	$7,400,521	$5,929,275

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended June 30, the Fund recognized $39,570 in 2018 and $20,773 in 2017, respectively, such expenses, which are primarily included as distribution and marketing fees on the statements of operations; of these amounts, $13,061 in 2018 and $10,381 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the six months ended June 30, the Fund recognized $107,334 in 2018 and $49,374 in 2017, respectively, such expenses, which are primarily included as distribution and marketing fees on the statements of operations; of these amounts, $44,211 in 2018 and $12,947 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three and six months ended June 30, 2018, there were $66,209 and $146,899, respectively, of expenses that were identified in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three and six months ended June 30, 2017, there were $25,286 and $38,364. respectively, of expenses that were identified in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On June 30, 2018 and December 31, 2017, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2018 and year ended December 31, 2017, the Fund did not have any transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

The FASB issued ASU 2017--03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The amendments were adopted for the quarter ended March 31, 2017; the adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

The FASB issued ASU 2014--09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015--14 which defers the effective date of ASU 2014--09 by one year to fiscal years beginning after December 15, 2017. ASU 2015--14 also permits early adoption of ASU 2014--09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825--10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014--09 and 2015--14. The Sponsor elected to adopt the amendments for the fiscal year ending December 31, 2018. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2018 and December 31, 2017:

June 30, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2018
Cash Equivalents	$4,987,384	$-	$-	$4,987,384
Sugar Futures Contracts	25,592	-	-	25,592
Total	$5,012,976	$-	$-	$5,012,976
Liabilities:	Level 1	Level 2	Level 3	Balance as of June 30, 2018
Sugar Futures Contracts	$516,869	$-	$-	$516,869

December 31, 2017
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$100	$-	$-	$100
Sugar Futures Contracts	184,319	-	-	184,319
Total	$184,419	$-	$-	$184,419
Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Soybean Futures Contracts	$67,133	$-	$-	$67,133

For the three and six months ended June 30, 2018 and year ended December 31, 2017, the Fund did not have any transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2018 and 2017, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the combined statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. The provisions of Accounting Standards Codification 210-20, Balance Sheet - Offsetting were adopted and are recognized in the tables below.

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2018 and December 31, 2017.

	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar Futures Contracts	$25,592	$-	$25,592	$25,592	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2018
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar Futures Contracts	$516,869	$-	$516,869	$25,592	$491,277	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar Futures Contracts	$184,319	$-	$184,319	$67,133	$-	$117,186

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar Futures Contracts	$67,133	$-	$67,133	$67,133	$-	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2018

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(1,028,754)	$278,275

Three months ended June 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(1,381,867)	$(214,032)

Six months ended June 30, 2018

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(1,297,867)	$(608,462)

Six months ended June 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(1,588,115)	$(590,957)

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $13.7 million and $10.6 million for the three and six months ended June 30, 2018 and $8.2 million and $6.9 million for the three and six months ended June 30, 2017.

Note 6 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2018 and 2017. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Per Share Operation Performance
Net asset value at beginning of period	$8.29	$11.79	$9.79	$12.97
Gain (loss) from investment operations:
Investment income	0.04	0.03	0.07	0.05
Net realized and unrealized loss on commodity futures contracts	(0.64)	(2.11)	(2.10)	(3.22)
Total expenses, net	(0.07)	(0.07)	(0.14)	(0.16)
Net decrease in net asset value	(0.67)	(2.15)	(2.17)	(3.33)
Net asset value at end of period	$7.62	$9.64	$7.62	$9.64
Total Return	(8.08)%	(18.24)%	(22.17)%	(25.67)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.81%	4.16%	6.64%	3.91%
Total expenses, net	3.70%	2.83%	3.63%	2.74%
Net investment loss	(1.76)%	(1.78)%	(1.81)%	(1.80)%

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

Note 8 – Subsequent Events
 Management has evaluated the financial statements for the quarter-ended June 30, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

TEUCRIUM WHEAT FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$60,978,840	$58,932,231
Interest receivable	-	111
Other assets	72,589	1,861
Equity in trading accounts:
Commodity futures contracts	-	604,475
Due from broker	8,505,633	5,166,254
Total equity in trading accounts	8,505,633	5,770,729
Total assets	69,557,062	64,704,932

Liabilities
Management fee payable to Sponsor	57,148	51,974
Other liabilities	75,344	36,414
Equity in trading accounts:
Commodity futures contracts	2,858,100	3,200,525
Total liabilities	2,990,592	3,288,913

Net assets	$66,566,470	$61,416,019

Shares outstanding	10,450,004	10,250,004

Net asset value per share	$6.37	$5.99

Market value per share	$6.38	$6.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 SCHEDULE OF INVESTMENTS
June 30, 2018
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $92)	$92	0.00%	92

			Principal Amount
Commercial Paper
Boston Scientific Corporation 2.43% (cost: $4,973,935 due 09/11/2018)	$4,975,940	7.48%	5,000,000
Enbridge Energy Partners, L.P. 2.64% (cost: $2,492,358 due 07/19/2018)	2,496,725	3.75	2,500,000
Enbridge Energy Partners, L.P. 2.62% (cost: $2,494,042 due 07/17/2018)	2,497,111	3.75	2,500,000
Enbridge Energy Partners, L.P. 2.74% (cost: $2,493,389 due 07/30/2018)	2,494,522	3.75	2,500,000
General Motors Financial Company, Inc. 2.47% (cost: $4,970,397 due 09/24/2018)	4,971,078	7.47	5,000,000
Glencore Funding LLC 2.35% (cost: $2,485,438 due 08/07/2018)	2,494,013	3.75	2,500,000
La Compagnie De Telephone Bell Du Canada Ou Bell C 2.35% (cost: $2,487,380 due 08/01/2018)	2,494,984	3.75	2,500,000
Schlumberger Holdings Corporation 2.42% (cost: $2,486,667 due 07/02/2018)	2,499,833	3.76	2,500,000
Spectra Energy Partners, LP 2.37% (cost: $2,492,820 due 08/09/2018)	2,493,636	3.75	2,500,000
WGL Holdings, Inc. 2.40% (cost: $4,975,540 due 08/07/2018)	4,987,770	7.49	5,000,000
Total Commercial Paper (Total cost: $32,351,965.26)	$32,405,612	48.70%
Total Cash Equivalents	$32,405,704	48.70%

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures SEP18 (932 contracts)	$1,139,950	1.71%	$23,358,250
CBOT wheat futures DEC18 (773 contracts)	329,113	0.49	19,972,388
CBOT wheat futures DEC19 (817 contracts)	1,389,037	2.09	23,233,437
Total commodity futures contracts	$2,858,100	4.29%	$66,564,075

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

TEUCRIUM WHEAT FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on commodity futures contracts	$3,567,188	$(494,500)	$4,899,850	$(669,800)
Net change in unrealized (depreciation) or appreciation on commodity futures contracts	(1,350,213)	10,315,925	(262,050)	11,278,638
Interest income	343,981	182,942	619,384	320,223
Total income	2,560,956	10,004,367	5,257,184	10,929,061

Expenses
Management fees	170,118	168,029	335,155	334,026
Professional fees	154,947	111,992	270,305	227,118
Distribution and marketing fees	315,498	241,007	594,894	465,670
Custodian fees and expenses	49,845	37,540	84,440	71,284
Business permits and licenses fees	9,038	5,041	18,608	12,225
General and administrative expenses	39,400	27,964	61,502	55,063
Brokerage commissions	18,113	15,123	35,143	27,845
Other expenses	15,607	9,002	28,647	16,739
Total expenses	772,566	615,698	1,428,694	1,209,970

Expenses waived by the Sponsor	(121,015)	-	(144,784)	-

Total expenses, net	651,551	615,698	1,283,910	1,209,970

Net income	$1,909,405	$9,388,669	$3,973,274	$9,719,091

Net income per share	$0.18	$0.91	$0.38	$0.95
Net income per weighted average share	$0.18	$0.97	$0.38	$1.02
Weighted average shares outstanding	10,321,707	9,728,026	10,458,153	9,534,534

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Operations
Net income	$3,973,274	$9,719,091
Capital transactions
Issuance of Shares	11,511,955	15,578,970
Redemption of Shares	(10,334,778)	(10,059,102)
Total capital transactions	1,177,177	5,519,868
Net change in net assets	5,150,451	15,238,959

Net assets, beginning of period	$61,416,019	$62,344,759

Net assets, end of period	$66,566,470	$77,583,718

Net asset value per share at beginning of period	$5.99	$6.89

Net asset value per share at end of period	$6.37	$7.84

Creation of Shares	1,775,000	2,250,000
Redemption of Shares	1,575,000	1,400,000
The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$3,973,274	$9,719,091
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized depreciation or (appreciation) on commodity futures contracts	262,050	(11,278,638)
Changes in operating assets and liabilities:
Due from broker	(3,339,379)	7,258,090
Interest receivable	111	(390)
Other assets	(70,728)	(175,620)
Management fee payable to Sponsor	5,174	7,940
Other liabilities	38,930	3,489
Net cash provided by operating activities	869,432	5,533,962

Cash flows from financing activities:
Proceeds from sale of Shares	11,511,955	15,578,970
Redemption of Shares	(10,334,778)	(10,059,102)
Net cash provided by financing activities	1,177,177	5,519,868

Net change in cash and cash equivalents	2,046,609	11,053,830
Cash and cash equivalents, beginning of period	58,932,231	58,931,911
Cash and cash equivalents, end of period	$60,978,840	$69,985,741

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
June 30, 2018
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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018

Subject to the terms of the Trust Agreement, Teucrium Trading, LLC, in its capacity as the Sponsor (“Sponsor”), may terminate a Fund at any time, regardless of whether the Fund has incurred losses, including, for instance, if it determines that the Fund’s aggregate net assets in relation to its operating expenses make the continued operation of the Fund unreasonable or imprudent. However, no level of losses will require the Sponsor to terminate a Fund.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2018 and 2017, the Fund recognized $49,845 and $37,540, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these amounts, $21,567 in 2018 and $0 in 2017 was waived by the Sponsor. For the six months ended June 30, 2018 and 2017, the Fund recognized $84,440 and $71,284, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these amounts, $21,567 in 2018 and $0 in 2017 was waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2018 and 2017, the Fund recognized $14,900 and $16,463, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of these expenses, $4,950 in 2018 and $0 in 2017 were waived by the Sponsor. For the six months ended June 30, 2018 and 2017, the Fund recognized $35,118 and $37,633, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of these expenses, $9,354 in 2018 and $0 in 2017 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges.  For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. For the three months ended June 30, 2018 and 2017, the Fund recognized $18,113 and $15,123, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and paid for by the Fund. For the six months ended June 30, 2018 and 2017, the Fund recognized $35,143 and $27,845, respectively, for these services, which is recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and six months ended June 30, 2018 and 2017, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2018 and for the years ended December 31, 2017, 2016, and 2015. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2018 and 2017.

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. The Fund has these balances of its cash equivalents on deposit with banks. The Fund had a balance of $92 and $170 in money market funds at June 30, 2018 and December 31, 2017, respectively. These balances are included in cash and cash equivalents on the statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Fund in alternative demand deposit savings accounts, which is classified as cash and not as a cash equivalent. The Fund had a balance of $28,573,140 and $33,967,053 in a demand deposit savings account on June 30, 2018 and December 31, 2017. Assets deposited with financial institutions, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. These balances are included in cash and cash equivalents on the statements of assets and liabilities. The Fund had a balance of $32,405,612 and $24,964,873 in commercial paper contracts on June 30, 2018 and December 31, 2017, respectively. The above changes resulted in a reduction from the same period in 2017 in the balance held in money market funds and demand deposit savings accounts, respectively.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. For the three months ended June 30, the Fund recognized $180,199 in 2018 and $181,307 in 2017 respectively, such expenses which are primarily recorded in distribution and marketing fees on the statements of operations; of these expenses, $27,984 in 2018 and $0 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the six months ended June 30, the Fund recognized $586,809 in 2018 and $514,460 in 2017 respectively, such expenses which are primarily recorded in distribution and marketing fees on the statements of operations; of these  expenses, $41,131 in 2018 and $0 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

For the three and six months ended June 30, 2018, there were $121,015 and $144,784, respectively, of expenses that were identified in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

On June 30, 2018 and December 31, 2017, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the three and six months ended June 30, 2018 and year ended December 31, 2017, the Fund did not have any transfers between any of the levels of the fair value hierarchy.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

The FASB issued ASU 2017--03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The amendments were adopted for the quarter ended March 31, 2017; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014--09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015--14 which defers the effective date of ASU 2014--09 by one year to fiscal years beginning after December 15, 2017. ASU 2015--14 also permits early adoption of ASU 2014--09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825--10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014--09 and 2015--14. The Sponsor elected to adopt the amendments for the fiscal year ending December 31, 2018. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2018 and December 31, 2017:

June 30, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2018
Cash Equivalents	$32,405,704	$-	$-	$32,405,704

Liabilities:	Level 1	Level 2	Level 3	Balance as of June 30, 2018
Wheat Futures contracts	$2,858,100	$-	$-	$2,858,100

December 31, 2017
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash Equivalents	$24,965,043	$-	$-	$24,965,043
Wheat Futures contracts	604,475	-	-	604,475
Total	$25,569,518	$-	$-	$25,569,518

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Wheat Futures contracts	$3,200,525	$-	$-	$3,200,525

For the three and six months ended June 30, 2018 and year ended December 31, 2017, the Fund did not have any transfers between any of the levels of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the three and six months ended June 30, 2018 and 2017, the Fund invested only in commodity futures contracts.

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

The following table discloses information about offsetting assets and liabilities presented in the combined statements of assets and liabilities to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements for recognized assets and liabilities. The provisions of Accounting Standards Codification 210-20, Balance Sheet - Offsetting were adopted and are recognized in the tables below.

The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of June 30, 2018 and December 31, 2017.

Offsetting of Financial Liabilities and Derivative Liabilities as of June 30, 2018
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat Futures Contracts	$2,858,100	$-	$2,858,100	$-	$2,858,100	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat Futures Contracts	$604,475	$-	$604,475	$604,475	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i)-(ii)	(iv)		(v) = (iii)-(iv)
				Gross Amount Not Offset in the Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat Futures Contracts	$3,200,525	$-	$3,200,525	$604,475	$2,596,050	$-

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:

Three months ended June 30, 2018

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$3,567,188	$(1,350,213)

Three months ended June 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(494,500)	$10,315,925

Six months ended June 30, 2018

Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$4,899,850	$(262,050)

Six months ended June 30, 2017

Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(669,800)	$11,278,638

Volume of Derivative Activities

The average notional market value categorized by primary underlying risk for all futures contracts held was $69.7 million and $68.9 million for the three and six months ended June 30, 2018 and $71.1 million and $68.6 million for the three and six months ended June 30, 2017.

Note 6 – Financial Highlights

The following tables present per unit performance data and other supplemental financial data for the three and six months ended June 30, 2018 and 2017. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Per Share Operation Performance
Net asset value at beginning of period	$6.19	$6.93	$5.99	$6.89
Income (loss) from investment operations:
Investment income	0.03	0.02	0.06	0.04
Net realized and unrealized gain on commodity futures contracts	0.21	0.95	0.44	1.04
Total expenses, net	(0.06)	(0.06)	(0.12)	(0.13)
Net increase in net asset value	0.18	0.91	0.38	0.95
Net asset value at end of period	$6.37	$7.84	$6.37	$7.84
Total Return	2.91%	13.13%	6.34%	13.79%
Ratios to Average Net Assets (Annualized)
Total expenses	4.54%	3.66%	4.26%	3.62%
Total expenses, net	3.83%	3.66%	3.83%	3.62%
Net investment loss	(1.81)%	(2.58)%	(1.98)%	(2.66)%

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

Note 8 – Subsequent Events
Management has evaluated the financial statements for the quarter-ended June 30, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

 TEUCRIUM AGRICULTURAL FUND
STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash equivalents	$3,242	$2,474
Interest receivable	5	2
Other assets	414	-
Equity in trading accounts:
Investments in securities, at fair value (cost $2,192,325 and $1,790,621 as of June 30, 2018 and December 31, 2017, respectively)	1,581,009	1,136,120
Total assets	1,584,670	1,138,596

Liabilities
Other liabilities	1,335	957

Net assets	$1,583,335	$1,137,639

Shares outstanding	75,002	50,002

Net asset value per share	$21.11	$22.75

Market value per share	$21.22	$22.10

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 SCHEDULE OF INVESTMENTS
June 30, 2018
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$399,405	25.23%	24,308
Teucrium Soybean Fund	380,822	24.05	23,481
Teucrium Sugar Fund	408,792	25.82	53,674
Teucrium Wheat Fund	391,990	24.76	61,537
Total exchange-traded funds (cost $2,192,325)	$1,581,009	99.86%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $3,242)	$3,242	0.20%	3,242

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

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(90,974)	$(87,638)	$(173,192)	$(141,812)
Net change in unrealized (depreciation) or appreciation on securities	(42,469)	68,112	43,186	83,131
Interest income	12	4	19	6
Total loss	(133,431)	(19,522)	(129,987)	(58,675)

Expenses
Professional fees	5,689	2,262	6,772	6,268
Distribution and marketing fees	4,653	3,211	8,882	9,253
Custodian fees and expenses	661	598	1,220	1,198
Business permits and licenses fees	56	7	12,056	12,132
General and administrative expenses	855	806	1,398	1,194
Other expenses	182	152	397	345
Total expenses	12,096	7,036	30,725	30,390

Expenses waived by the Sponsor	(10,086)	(5,489)	(27,301)	(27,172)

Total expenses, net	2,010	1,547	3,424	3,218

Net loss	$(135,441)	$(21,069)	$(133,411)	$(61,893)

Net loss per share	$(1.68)	$(0.42)	$(1.64)	$(1.24)
Net loss per weighted average share	$(1.87)	$(0.42)	$(2.18)	$(1.24)
Weighted average shares outstanding	72,255	50,002	61,190	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Operations
Net loss	$(133,411)	$(61,893)
Capital transactions
Issuance of Shares	579,107	-
Net change in net assets	445,696	(61,893)

Net assets, beginning of period	$1,137,639	$1,316,370

Net assets, end of period	$1,583,335	$1,254,477

Net asset value per share at beginning of period	$22.75	$26.33

Net asset value per share at end of period	$21.11	$25.09

Creation of Shares	25,000	-
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(133,411)	$(61,893)
Adjustments to reconcile net loss to net cash used inoperating activities:
Net change in unrealized (appreciation) on securities	(43,186)	(83,131)
Changes in operating assets and liabilities:
Net sale of investments in securities	(401,703)	143,041
Interest receivable	(3)	-
Other assets	(414)	392
Other liabilities	378	923
Net cash used in operating activities	(578,339)	(668)

Cash flows from financing activities:
Proceeds from sale of Shares	579,107	-
Net cash provided by financing activities	579,107	-

Net change in cash and cash equivalents	768	(668)
Cash and cash equivalents, beginning of period	2,474	2,360
Cash and cash equivalents, end of period	$3,242	$1,692

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
June 30, 2018
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

The investment objective of each Underlying Fund is to have the daily changes in percentage terms of its shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity specified in the Underlying Fund’s name.  (This weighted average is referred to herein as the Underlying Fund’s “Benchmark,” the Futures Contracts that at any given time make up an Underlying Fund’s Benchmark are referred to herein as the Underlying Fund’s “Benchmark Component Futures Contracts,” and the commodity specified in the Underlying Fund’s name is referred to herein as its “Specified Commodity.”)  Specifically, the Teucrium Corn Fund’s Benchmark is: (1) the second-to-expire Futures Contract for corn traded on the Chicago Board of Trade (“CBOT”), weighted 35%, (2) the third to expire CBOT corn Futures Contract, weighted 30%, and (3) the CBOT corn Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%.  The Teucrium Wheat Fund’s Benchmark is: (1) the second-to-expire CBOT wheat Futures Contract, weighted 35%, (2) the third to expire CBOT wheat Futures Contract, weighted 30%, and (3) the CBOT wheat Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%.  The Teucrium Soybean Fund’s Benchmark is: (1) the second-to-expire CBOT soybean Futures Contract, weighted 35%, (2) the third to expire CBOT soybean Futures Contract, weighted 30%, and (3) the CBOT soybean Futures Contract expiring in the November following the expiration month of the third to expire contract, weighted 35%, except that CBOT soybean Futures Contracts expiring in August and September will not be part of the Teucrium Soybean Fund’s Benchmark because of the less liquid market for these Futures Contracts.  The Teucrium Sugar Fund’s Benchmark is: (1) the second-to-expire Sugar No. 11 Futures Contract traded on ICE Futures US (“ICE Futures”), weighted 35%, (2) the third to expire ICE Futures Sugar No. 11 Futures Contract, weighted 30%, and (3) the ICE Futures Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third to expire contract, weighted 35%.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. For the three months ended June 30, 2018 and 2017, the Fund recognized $661 and $598, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these expenses $634 in 2018 and $533 in 2017 were waived by the Sponsor. For the six months ended June 30, 2018 and 2017, the Fund recognized $1,220 and $1,198, respectively, for these services, which is recorded in custodian fees and expenses on the statements of operations; of these expenses $1,091 in 2018 and $1,066 in 2017 were waived by the Sponsor.

The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. For the three months ended June 30, 2018 and 2017, the Fund recognized $302 and $226, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of these expenses $225 in 2018 and $161 in 2017 were waived by the Sponsor. For the six months ended June 30, 2018 and 2017, the Fund recognized $549 and $552, respectively, for these services, which is recorded in distribution and marketing fees on the statements of operations; of these expenses $472 in 2018 and $413 in 2017 were waived by the Sponsor.

ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA.  ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA.  ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. The Bank of New York Mellon serves as the broker for the Fund. For the three and six months ended June 30, 2018 and 2017, the Fund did not recognize any expense for these services for these services, which is recorded in brokerage commissions on the statements of operations and paid for by the Fund.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation.  The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. For the three and six months ended June 30, 2018 and 2017, the Fund did not recognize any expense for these services. This expense is recorded in business permits and licenses fees on the statements of operations.

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2018 and for the years ended December 31, 2017, 2016, and 2015. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.

The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2018 and 2017.

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

Cash Equivalents

Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $3,242 and $2,474 in money market funds at June 30, 2018 and December 31, 2017, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.

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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund. This election is subject to change by the Sponsor, at its discretion. For the three months ended June 30, the Fund recognized $3,563 in 2018 and $2,465 in 2017, respectively, such expenses, which are primarily recorded in distribution and marketing fees on the statements of operations; of these amounts $2,439 in 2018 and  $1,711 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the six months ended June 30, the Fund recognized $8,630 in 2018 and $7,705 in 2017, respectively, such expenses, which are primarily recorded in distribution and marketing fees on the statements of operations; of these amounts $5,506 in 2018 and  $6,128 in 2017 were waived by the Sponsor. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets. The Sponsor can elect to adjust the daily expense accruals at its discretion.

For the three and six months ended June 30, 2018, there were $10,086 and $27,301, respectively, of expenses that were identified in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

For the three and six months ended June 30, 2017, there were $5,489 and $27,172, respectively, of expenses that were identified in the statements of operations of the Fund as expenses that were waived by the Sponsor. The Sponsor has determined that there would be no recovery sought for these amounts in any future period.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

The FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. These amendments require disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The amendments were adopted for the quarter ended March 31, 2017; the adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. The Sponsor elected to adopt the amendments for the fiscal year ending December 31, 2018. The adoption did not have a material impact on the financial statements and disclosures of the Fund.

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

Note 4 – Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of June 30, 2018 and December 31, 2017:

June 30, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of June 30, 2018
Exchange Traded Funds	$1,581,009	$-	$-	$1,581,009
Cash Equivalents	3,242	-	-	3,242
Total	$1,584,251	$-	$-	$1,584,251

December 31, 2017
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Exchange Traded Funds	$1,136,120	$-	$-	$1,136,120
Cash Equivalents	2,474	-	-	2,474
Total	$1,138,594	$-	$-	$1,138,594

For the three and six months ended June 30, 2018 and year ended December 31, 2017, the Fund did not have any transfers between any of the level of the fair value hierarchy.

See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Financial Highlights

The following table presents per unit performance data and other supplemental financial data for the three and six months ended June 30, 2018 and 2017. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Per Share Operation Performance
Net asset value at beginning of period	$22.79	$25.51	$22.75	$26.33
Loss from investment operations:
Net realized and unrealized loss on investment transactions	(1.65)	(0.39)	(1.58)	(1.18)
Total expenses, net	(0.03)	(0.03)	(0.06)	(0.06)
Net decrease in net asset value	(1.68)	(0.42)	(1.64)	(1.24)
Net asset value at end of period	$21.11	$25.09	$21.11	$25.09
Total Return	(7.37)%	(1.65)%	(7.21)%	(4.71)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.99%	2.27%	4.47%	4.72%
Total expenses, net	0.50%	0.50%	0.50%	0.50%
Net investment loss	(0.50)%	(0.50)%	(0.50)%	(0.50)%

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

Note 7 – Subsequent Events
Management has evaluated the financial statements for the quarter-ended June 30, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.

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

On June 17, 2011, the initial Forms S-1 for CANE, SOYB, and WEAT were declared effective by the SEC. On September 16, 2011, two Creation Baskets were issued for each Fund, representing 100,000 shares and $2,500,000, for CANE, SOYB, and WEAT. On September 19, 2011, CANE, SOYB, and WEAT started trading on the NYSE Arca. The current registration statements for CANE and SOYB were declared effective by the SEC on April 30, 2018. The registration statements for SOYB and CANE registered an additional 5,000,000 shares each. The current registration statement for WEAT was declared effective on July 15, 2016. This registration statement for WEAT registered an additional 24,050,000 shares.

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

The investment objective of SOYB is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybeans Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”):

SOYB Benchmark

CBOT Soybeans Futures Contract	Weighting
Second to expire (excluding August & September)	35%
Third to expire (excluding August & September)	30%
Expiring in the November following the expiration of the third to expire contract	35%

The investment objective of CANE is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for No. 11 sugar (“Sugar Futures Contracts”) that are traded on the ICE Futures US (“ICE”):

CANE Benchmark

ICE Sugar Futures Contract	Weighting
Second to expire	35%
Third to expire	30%
Expiring in the March following the expiration of the third to expire contract	35%

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the June 30, 2018, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,422 contracts, SEP18)	$25,560,450	35%
CBOT Corn Futures (1,180 contracts, DEC18)	21,903,750	30
CBOT Corn Futures (1,302 contracts, DEC19)	25,681,950	35

Total at June 30, 2018	$73,146,150	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (135 contracts, NOV18)	$5,940,000	35%
CBOT Soybean Futures (115 contracts, JAN19)	5,111,750	30
CBOT Soybean Futures (133 contracts, NOV19)	5,993,313	35

Total at June 30, 2018	$17,045,063	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (357 contracts, MAR19)	$5,177,928	35%
ICE Sugar Futures (305 contracts, MAY19)	4,454,464	30
ICE Sugar Futures (338 contracts, MAR20)	5,231,699	35

Total at June 30, 2018	$14,864,091	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (932 contracts, SEP18)	$23,358,250	35%
CBOT Wheat Futures (773 contracts, DEC18)	19,972,388	30
CBOT Wheat Futures (817 contracts, DEC19)	23,233,437	35

Total at June 30, 2018	$66,564,075	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (24,308 shares)	$399,405	25%
Shares of Teucrium Soybean Fund (23,481 shares)	380,822	24
Shares of Teucrium Wheat Fund (61,537 shares)	391,990	25
Shares of Teucrium Sugar Fund (53,674 shares)	408,792	26

Total at June 30, 2018	$1,581,009	100%

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

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause the Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts and/or Other Commodity Interests. Other Commodity Interests that do not have standardized terms and are not exchange traded, referred to as “overthecounter” Corn Interests, can generally be structured as the parties to the Corn Interest contract desire. Therefore, each Fund might enter into multiple and/or overthecounter Interests intended to replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single overthecounter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an overthecounter Interest, the performance of the Interest will necessarily correlate with the performance of the Benchmark or the applicable Benchmark Component Futures Contract. Each Fund might also enter into or hold Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy. In addition, each Fund might enter into or hold Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons. By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of the Fund.

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

The Funds earn interest and other income (“interest income”) from cash equivalents that it purchases and on the cash, it holds through the Custodian or other financial institution. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be deemed by the Sponsor to be of investment grade quality. At the end of the period, available cash balances in each of the Funds were invested in the Fidelity Institutional Money Market Funds – Government Portfolio and in demand deposits at Rabobank, N.A and Mascoma Savings Bank. Effective October 3, 2017, CORN and WEAT purchased commercial paper with maturities of ninety days or less as described in the prospectus supplements filed with the SEC on October 2, 2017. Effective February 2, 2018, SOYB and CANE purchased commercial paper with maturities of ninety days or less as described in the prospectus supplements filed with SEC on January 16, 2018.

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

Performance Summary

This report covers the periods from January 1 to June 30, 2018 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$16.75
Income (loss) from investment operations:
Investment income	0.16
Net realized and unrealized loss on commodity futures contracts	(0.17)
Total expenses, net	(0.31)
Net decrease in net asset value	(0.32)
Net asset value at end of period	$16.43
Total Return	(1.91)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.95%
Total expenses, net	3.56%
Net investment loss	(1.67)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$17.85
Income (loss) from investment operations:
Investment income	0.17
Net realized and unrealized loss on commodity futures contracts	(1.45)
Total expenses, net	(0.35)
Net decrease in net asset value	(1.63)
Net asset value at end of period	$16.22
Total Return	(9.13)%
Ratios to Average Net Assets (Annualized)
Total expenses	6.45%
Total expenses, net	3.84%
Net investment loss	(1.99)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$9.79
Income (loss) from investment operations:
Investment income	0.07
Net realized and unrealized loss on commodity futures contracts	(2.10)
Total expenses, net	(0.14)
Net decrease in net asset value	(2.17)
Net asset value at end of period	$7.62
Total Return	(22.17)%
Ratios to Average Net Assets (Annualized)
Total expenses	6.64%
Total expenses, net	3.63%
Net investment loss	(1.81)%

WEAT Per Share Operation Performance

Net asset value at beginning of period	$5.99
Income (loss) from investment operations:
Investment income	0.06
Net realized and unrealized gain on commodity futures contracts	0.44
Total expenses, net	(0.12)
Net increase in net asset value	0.38
Net asset value at end of period	$6.37
Total Return	6.34%
Ratios to Average Net Assets (Annualized)
Total expenses	4.26%
Total expenses, net	3.83%
Net investment loss	(1.98)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$22.75
Income (loss) from investment operations:
Net realized and unrealized loss on investment transactions	(1.58)
Total expenses, net	(0.06)
Net decrease in net asset value	(1.64)
Net asset value at end of period	$21.11
Total Return	(7.21)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.47%
Total expenses, net	0.50%
Net investment loss	(0.50)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and six months ended June 30, 2018 compared to the same periods in 2017. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

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

In accordance with ASU 2016-18 issued by the FASB, the presentation of restricted cash on the financial statements beginning with the 2017 Form 10-K filing has been updated to be included in “Cash and cash equivalents” on the Statements of Assets and Liabilities and the Statements of Cash Flows, and as specified in the Notes to the Financial Statements under “Cash, cash equivalents and restricted cash”. This presentation did not have a material impact on the financial statements and disclosures of the Trust and the Funds. Effective October 2017, for all funds the balance for restricted cash held in custody at the Bank of New York Mellon was $0.

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

On June 30, 2018, the Fund had 4,450,004 shares outstanding and net assets of $73,118,194. This is in comparison to 3,500,004 shares outstanding and net assets of $66,830,725 on June 30, 2017 and 3,950,004 shares outstanding with net assets of $71,062,442 on March 31, 2018. Shares outstanding increased by 950,000 or 27% for the period ended June 30, 2018 when compared to June 30, 2017 and increased by 500,000 or 13% for the period ended June 30, 2018 when compared to March 31, 2018. This increase year over year was, in the opinion of management, due to the continued low price of corn relative to historical levels and concerns over the U.S. weather during the growing period.

Total net assets for the Fund were $73,118,194 on June 30, 2018 compared to $66,830,725 on June 30, 2017 and $71,062,442 on March 31, 2018. The Net Asset Values (“NAV”) per share related to these balances were $16.43, $19.09 and $17.99, respectively. This represents an increase in total net assets year over year of 9%, driven by a combination of an increase in total shares outstanding of 27% and a decrease in the NAV per share of ($2.66) or 14%. When comparing June 30, 2018 with March 31, 2018, there was an increase in total net assets of 3%, driven by a combination of an increase in total shares outstanding of 13% and a decrease in the NAV per share of ($1.56) or 9%. The closing prices per share for June 30, 2018 and 2017 and March 31, 2018, as reported by the NYSE Arca, were $16.44, $19.05 and $17.96, respectively. The change from June 30, 2018 over the same period last year was a 14% decrease, and an 8% decrease from March 31, 2018.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2018 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended June 30, 2018 was ($6,465,079) resulting primarily from the net change in realized gain on commodity futures contracts totaling $1,931,575, and by a net change in unrealized depreciation of commodity futures contracts of ($8,790,088). Total gain was $910,237 in the same period of 2017. The total loss for the six-month period ended June 30, 2018 was ($957,869) resulting primarily from the net change in realized gain on commodity futures contracts totaling $3,170,538, and by a net change in unrealized depreciation of commodity futures contracts of ($4,809,338). Total gain was $2,279,635 in the same period of 2017. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month period ended June 30, 2018 and 2017, respectively, was $393,434 and $183,500. Interest income and other income for the six-month period ended June 30, 2018 and 2017, respectively, was $680,931 and $331,872. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. More recently, effective October 3, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through June 2018. These higher levels of interest rates are expected to continue in 2018, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2018 were $754,733 and for the same period in 2017 were $762,626. This represents a ($7,893) or 1% decrease for 2018 over 2017. The decrease was driven by: 1) a ($25,131) or 7% decrease in distribution and marketing expenses; 2) a ($12,103) or 30% decrease in custodian fees and expenses; 3) a ($7,053) or 18% decrease in general and administrative expenses; 4) a ($465) or 2% decrease in brokerage commissions due to a decrease in contracts purchased and rolled; and 5) a ($1,241) or 11% decrease in other expenses. These decreases were offset by: 1) a $23,421 or 14% increase in management fee paid to the Sponsor as a result of higher average net assets; 2) a $12,515 or 9% increase in professional fees related to auditing, legal and tax preparation fees; and 3) a $2,164 or 38% increase in business permits and licenses. The decreases were due, in general, to the decrease in the average assets under management relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 3.95% in 2018 and 4.54% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2018 were $1,425,617 and for the same period in 2017 were $1,487,294. This represents a ($61,677) or 4% decrease for 2018 over 2017. The decrease was driven by: 1) a ($60,698) or 20% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($23,194) or 28% decrease in custodian fees and expenses; 3) a ($5,977) or 8% decrease in general and administrative expenses; and 4) a ($915) or 2% decrease in brokerage commissions due to a decrease in contracts purchased and rolled. These decreases were offset by: 1) a $12,105 or 3% increase in management fee paid to the Sponsor as a result of higher average net assets; 2) a $11,189 or 2% increase in distribution and marketing expenses; 3) a $4,442 or 27% increase in business permits and licenses; and 4) a $1,371 or 7% increase in other expenses. The decreases were due, in general, to the decrease in the average assets under management relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for the six-month periods were 3.95% in 2018 and 4.26% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended June 30, 2018 and 2017, the Sponsor waived fees of $98,041 and 133,820, respectively. For the six-month period ended June 30, 2018 and 2017, the Sponsor waived fees of $138,723 and $168,820 respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2018 and 2017 were $656,692 and $628,806, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.43% in 2018 and 3.75% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.37% in 2018 and 2.65% in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2018 and 2017 were $1,286,894 and $1,318,474, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.56% in 2018 and 3.78% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.67% in 2018 and 2.83% in 2017.

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

On June 30, 2018, the Fund had 1,050,004 shares outstanding and net assets of $17,029,295. This is in comparison to 650,004 shares outstanding and net assets of $11,762,511 on June 30, 2017 and 850,004 shares outstanding with net assets of $16,184,117 on March 31, 2018. Shares outstanding increased by 400,000 or 62% for the period ended June 30, 2018 when compared to June 30, 2017 and increased by 200,000 or 24% for the period ended June 30, 2018 when compared to March 31, 2018. The increase from June 30, 2018 was due, in the opinion of management, to the relative low price of soybeans compared to the last decade, coupled with concerns over the U.S. weather during the growing season and geopolitical concerns over the impact of proposed tariffs, which generated renewed investor focus in the commodity.

Total net assets for the Fund were $17,029,295 on June 30, 2018 compared to $11,762,511 on June 30, 2017 and $16,184,117 on March 31, 2018. The Net Asset Values (“NAV”) per share related to these balances were $16.22, $18.10 and $19.04, respectively. This represents an increase in total net assets for the year over year of 45%, driven by a combination of an increase in total shares outstanding of 62% and a decrease in the NAV per share of ($1.88) or 10%. When comparing June 30, 2018 with March 31, 2018, there was an increase in total net assets of 5%, driven by a combination of an increase in total shares outstanding of 24% and a decrease in the NAV per share of ($2.82) or 15%. The closing prices per share for June 30, 2018 and 2017 and March 31, 2018, as reported by the NYSE Arca, were $16.24, $18.05 and $19.05, respectively. The change from June 30, 2018 over the same period last year was a 10% decrease, and a 15% decrease from March 31, 2018.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2018 and serves to illustrate the relative changes of these components.
The total loss for the three-month period ended June 30, 2018 was ($2,378,109) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($2,413) and by a net change in unrealized depreciation of commodity futures contracts of ($2,456,537). Total income was $98,980 in the same period of 2017. The total loss for the six-month period ended June 30, 2018 was ($1,523,356) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($80,012) and by a net change in unrealized depreciation of commodity futures contracts of ($1,574,000). Total loss was ($363,494) in the same period of 2017. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month periods ended June 30, 2018 and 2017, respectively, was $80,841 and $31,405. Interest income and other income for the six-month periods ended June 30, 2018 and 2017, respectively, was $130,656 and $57,169. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. More recently, effective February 2, 2018, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through June 2018. These higher levels of interest rates are expected to continue in 2018, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2018 were $240,283 and for the same period in 2017 were $118,451. This represents a $121,832 or 103% increase for 2018 over 2017. The increase year over year was driven by an increase in all expense categories, specifically; 1) a $11,576 or 40% increase in management fees payable to the Sponsor as a result of higher average net assets; 2) a $34,864 or a 117% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $60,356 or 149% increase in distribution and marketing expenses; 4) a $4,898 or 101% increase in custodian fees and expenses; 5) a $1,869 or 38% increase in business permits and licenses; 6) a $4,860 or 83% increase in general and administrative expenses; 7) a $1,360 or 78% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $2,049 or 110% increase in other expenses. The increase in expenses is primarily due to higher average net assets in 2018 compared to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 5.92% in 2018 and 4.09% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2018 were $456,133 and for the same period in 2017 were $245,521. This represents a $210,882 or 86% increase for 2018 over 2017. The increase year over year was driven by an increase in all expense categories, specifically; 1) a $10,532 or 17% increase in management fees payable to the Sponsor as a result of higher average net assets; 2) a $28,953 or a 43% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $139,634 or 174% increase in distribution and marketing expenses; 4) a $10,666 or 101% increase in custodian fees and expenses; 5) a $7,310 or 77% increase in business permits and licenses; 6) a $6,748 or 62% increase in general and administrative expenses; 7) a $2,239 or 66% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $4,800 or 129% increase in other expenses. The increase in expenses is primarily due to higher average net assets in 2018 compared to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 6.45% in 2018 and 4.07% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended June 30, 2018 and 2017, the Sponsor waived fees of $84,485 and $12,109. For the six-month period ended June 30, 2018 and 2017, the Sponsor waived fees of $271,706 and $218,142. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2018 and 2017 were $155,798 and $106,342, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.84% in 2018 and 3.67% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.85% in 2018 and 2.58% in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2018 and 2017 were $271,706 and $218,142, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.84% in 2018 and 3.62% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.99% in 2018 and 2.67% in 2017.

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

On June 30, 2018, the Fund had 1,950,004 shares outstanding and net assets of $14,851,592. This is in comparison to 850,004 shares outstanding and net assets of $8,192,411 on June 30, 2017 and 1,025,004 shares outstanding with net assets of $8,499,709 on March 31, 2018. Shares outstanding increased by 1,100,000 or 129% for the period ended June 30, 2018 when compared to June 30, 2017 and increased by 925,000 or 90% for the period ended June 30, 2018 when compared to March 31, 2018. This increase was, in the opinion of management, due to the low price of sugar and record world demand relative to recent years, which accelerated investor interest.

Total net assets for the Fund were $14,851,592 on June 30, 2018 compared to $8,192,411 on June 30, 2017 and $8,499,709 on March 31, 2018. The Net Asset Values (“NAV”) per share related to these balances were $7.62, $9.64 and $8.29, respectively. This represents an increase in total net assets for the year over year of 81%, driven by a combination of an increase in total shares outstanding of 129% and a decrease in the NAV per share of ($2.02) or 21%. When comparing June 30, 2018 with March 31, 2018, there was an increase in total net assets of 75%, driven by an increase in total shares outstanding of 90% and a decrease in the NAV per share of ($0.67) or 8%. The closing prices per share for June 30, 2018 and 2017 and March 31, 2018, as reported by the NYSE Arca, were $7.58, $9.63 and $8.31, respectively. The change from June 30, 2018 over the same period last year was a 21% decrease, and a 9% decrease from March 31, 2018.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2018 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended June 30, 2018 was ($689,717) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($1,028,754) and by a net change in unrealized appreciation of commodity futures contracts of $278,275. Total loss was ($1,575,978) in the same period of 2017. The total loss for the six-month period ended June 30, 2018 was ($1,817,650) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($1,297,867) and by a net change in unrealized depreciation of commodity futures contracts of ($608,462). Total loss was ($2,148,221) in the same period of 2017. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended June 30, 2018 and 2017, respectively, was $60,762 and $19,921. For the six-month period ended June 30, 2018 and 2017, respectively, was $88,679 and $30,851. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. More recently, effective February 2, 2018, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through June 2018. These higher levels of interest rates are expected to continue in 2018, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2018 were $182,157 and for the same period in 2017 were $79,000. This represents a $103,157 or 131% increase for 2018 over 2017. The increase for 2018 was driven by increases in all expense categories except business permits and licenses fee, which decreased by ($2,467) or 43%. The increases were; 1) a $12,352 or 65% increase in the management fee paid to the Sponsor due to higher average net assets; 2) a $44,055 or 413% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $36,729 or 123% increase in distribution and marketing fees; 4) a $6,657 or 162% increase in custodian fees and expenses; 5) a $1,413 or 23% increase in general and administrative expenses; 7) a $2,288 or 105% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $2,130 or 184% increase in other expenses. The increase over the prior year are generally due to higher average net assets relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 5.81% in 2018 and 4.16% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2018 were $324,132 and for the same period in 2017 were $128,636. This represents a $195,496 or 152% increase for 2018 over 2017. The increase for 2018 was driven by increases in all expense categories, specifically; 1) a $15,909 or 48% increase in the management fee paid to the Sponsor due to higher average net assets; 2) a $58,813 or 263% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $85,678 or 185% increase in distribution and marketing fees; 4) a $11,554 or 181% increase in custodian fees and expenses; 5) a $11,655 or 148% increase in business permits and licenses fees; 6) a $4,492 or 62% increase in general and administrative expenses; and 7) a $2,782 or 72% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $4,613 or 269% increase in other expenses. The increase over the prior year are generally due to higher average net assets relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 6.64% in 2018 and 3.91% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended June 30, 2018 and 2017, the Sponsor waived fees of $66,209 and $25,286, respectively. For the six-month period ended June 30, 2018 and 2017, the Sponsor waived fees of $146,899 and $38,364, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2018 and 2017 were $115,948 and $53,714, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.70% in 2018 and 2.83% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.76% in 2018 and 1.78% in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2018 and 2017 were $177,233 and $90,272, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.63% in 2018 and 2.74% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.81% in 2018 and 1.80% in 2017.

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

On June 30, 2018, the Fund had 10,450,004 shares outstanding and net assets of $66,566,470. This is in comparison to 9,900,004 shares outstanding and net assets of $77,583,718 on June 30, 2017 and 10,475,004 shares outstanding with net assets of $64,839,083 on March 31, 2018. Shares outstanding increased by 550,000 or 6% for the period ended June 30, 2018 when compared to June 30, 2017 and decreased by 25,000 or 0% for the period ended June 30, 2018 when compared to March 31, 2018. This increase year over year was, in the opinion of management, due to the low price of wheat relative to recent years which accelerated investor interest.

Total net assets for the Fund were $66,566,470 on June 30, 2018 compared to $77,583,718 on June 30, 2017 and $64,839,083 on March 31, 2018. The Net Asset Values (“NAV”) per share related to these balances were $6.37, $7.84 and $6.19, respectively. This represents a decrease in total net assets for the year over year of 14% which was driven by a combination of an increase in total shares outstanding of 6% and a change in the NAV per share which decreased by ($1.47) or 19%. When comparing June 30, 2018 with March 31, 2018, there was an increase in total net assets of 3%, driven by an increase in the NAV per share of $0.18 or 3%. The closing prices per share for June 30, 2018 and 2017 and March 31, 2018, as reported by the NYSE Arca, were $6.38, $7.83 and $6.20, respectively. The change from June 30, 2018 over the same period last year was an 19% decrease, and a 3% increase from March 31, 2018.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2018 and serves to illustrate the relative changes of these components.

The total income for the three-month period ended June 30, 2018 was $2,560,956 resulting primarily from the net change in realized gain on commodity futures contracts totaling $3,567,188 and by a net change in unrealized depreciation of commodity futures contracts of ($1,350,213). Total gain was $10,004,367 in the same period of 2017. The total income for the six-month period ended June 30, 2018 was $5,257,184 resulting primarily from the net change in realized gain on commodity futures contracts totaling $4,899,850 and by a net change in unrealized depreciation of commodity futures contracts of ($262,050). Total gain was $10,929,061 in the same period of 2017. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended June 30, 2018 and 2017, respectively, was $343,981 and $182,942. For the six-month period ended June 30, 2018 and 2017, respectively, was $619,384 and $320,223. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. More recently, effective October 3, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through June 2018. These higher levels of interest rates are expected to continue in 2018, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2018 were $772,566 and for the same period in 2017 were $615,698. This represents a $156,868 or 25% increase year over year. The increase for 2018 over 2017 was driven by increases in all expense categories, specifically: 1) a $2,089 or 1% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $42,955 or 38% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $74,491 or 31% increase in distribution and marketing fees;4) a $12,305 or 33% increase in custodian fees and expenses;5) a $3,997 or 79% increase in business permits and license fees; 6) a $11,436 or 41% increase in general and administrative expenses; 7) a $2,990 or 20% increase in brokerage commissions due to an increase in contracts purchased and rolled;and 8) a $6,605 or 73% increase in other expenses. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.54% in 2018 and 3.66% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2018 were $1,428,694 and for the same period in 2017 were $1,209,970. This represents a $218,724 or 18% increase year over year. The increase for 2018 over 2017 was driven by increases in all expense categories, specifically: 1) a $1,129 increase in management fee paid to the Sponsor due to higher average net assets; 2) a $43,187 or 19% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $129,224 or 28% increase in distribution and marketing fees; 4) a $13,156 or 18% increase in custodian fees and expenses; 5) a $6,383 or 52% increase in business permits and license fees; 6) a $6,439 or 12% increase in general and administrative expenses; 7) a $7,298 or 26% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $11,908 or 71% increase in other expenses. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.26% in 2018 and 3.62% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three and six-month periods ending June 30, 2018, the Sponsor waived fees of $121,015 and $144,784, respectively. The Sponsor did not waive any fees for the same periods in 2017. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2018 and 2017 were $651,551 and $615,698, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.83% in 2018 and 3.66% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.81% in 2018 and 2.58% in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2018 and 2017 were $1,283,910 and $1,209,970, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.83% in 2018 and 3.62% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.98% in 2018 and 2.66% in 2017.

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

On June 30, 2018, the Fund had 75,002 shares outstanding and net assets of $1,583,335. This is in comparison to 50,002 shares outstanding and net assets of $1,254,477 on June 30, 2017 and 50,002 shares outstanding with net assets of $1,139,669 on March 31, 2018. The Net Asset Values (“NAV”) per share related to these balances were $21.11, $25.09 and $22.79, respectively. This represents an increase in total net assets for the year over year of 26% which was driven by a combination of a 50% increase in total shares outstanding and a decrease in the NAV per share of ($3.98) or 16%. When comparing June 30, 2018 with March 31, 2018, there was an increase in total net assets of 39%, which was driven by a combination of a 50% increase in total shares outstanding and a decrease in the NAV per share of ($1.68) or 7%. The closing prices per share for June 30, 2018 and 2017 and March 31, 2018, as reported by the NYSE Arca, were $21.22, $24.80, and $24.25, respectively. The change from June 30, 2018 over the same period last year was an 14% decrease, and a 12% decrease from March 31, 2018.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to June 30, 2018 and serves to illustrate the relative changes of these components.

Total loss for the three-month period ended June 30, 2018 was ($133,431) resulting from the realized loss on the securities of the Underlying Funds totaling ($90,974) and a loss generated by the unrealized depreciation on the securities of the Underlying Funds of ($42,469). Total loss for the same period in 2017 was ($19,522). Total loss for the six-month period ended June 30, 2018 was ($129,987) resulting from the realized loss on the securities of the Underlying Funds totaling ($173,192) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $43,186. Total loss for the same period in 2017 was ($58,675). Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended June 30, 2018 were $12,096 and for the same period in 2017 were $7,036. This represents a $5,060 or 72% increase for 2018 over 2017. The increase for 2018 was driven by increases in all expense categories, specifically; 1) a $3,427 or 152% increase in professional fees related to auditing, legal and tax preparation fees; 2) a $1,442 or 45% increase in distribution and marketing fees; 3) a $63 or 11% increase in custodian fees and expenses; 4) a $49 or 700% increase in business permits and licenses; 5) a $49 or 6% increase in general and administrative and expenses; and 6) a $30 or 20% increase in other expenses. The total expense ratio gross of expenses waived by the Sponsor were 2.99% in 2018 and 2.27% in 2017.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the six-month period ended June 30, 2018 were $30,725 and for the same period in 2017 were $30,390. This represents a $335 increase for 2018 over 2017. The increase for 2018 was driven by increases in: 1) a $504 or 8% increase in professional fees related to auditing, legal and tax preparation fees;2) a $22 or 2% increase in custodian fees and expenses;3) a $204 or 17% increase in general and administrative and expenses; and 6) a $52 or 15% increase in other expenses. The increases were partially offset by;1) a ($371) or 4% decrease in distribution and marketing fees; and 2) a $76 or 1% decrease in business permits and licenses. The total expense ratio gross of expenses waived by the Sponsor were 4.47% in 2018 and 4.72% in 2017.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended June 30, 2018 and 2017, the Sponsor waived fees of $10,086 and $5,489, respectively. For the six-month period ended June 30, 2018 and 2017, the Sponsor waived fees of $27,301 and $27,172, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended June 30, 2018 and 2017 were $2,010 and $1,547, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.50% in 2018 and 0.50% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 0.50% in 2018 and 0.50% in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the six-month period ended June 30, 2018 and 2017 were $3,424 and $3,218, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.50% in 2018 and 0.50% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 0.50% in 2018 and 0.50% in 2017.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2018-19, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 34% of all the corn globally, of which about 16% will be exported. For 2018-2019, based on the July 2018 USDA reports, global consumption of 1,094 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,054 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 225 MMT is approximately 12% less than its domestic usage.

According to the USDA, global corn consumption has increased by 460% from crop year 1960/1961 to 2018/2019 as demonstrated by the graph below and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 77.1 million people in the 2018-19 timeframe and reach 9.4 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of bio-fuels, including ethanol in the United States. Based on USDA estimates as of July 12, 2018, for each person added to the population, there needs to be an additional 5.6 bushels of corn, 1.7 bushels of soybeans and 3.6 bushels of wheat produced.

While global consumption of corn has increased over the 1960/1961-2018/2019 period, so has production, driven by increases in acres planted and yield per acre. However, according to the USDA and United Nations, future growth in planted acres and yield may be inhibited by lower-productive land, and lack of infrastructure and transportation. In addition, agricultural crops such as corn are highly weather-dependent for yield and therefore susceptible to changing weather patterns. In addition, given the current production/consumption patterns, nearly 100% of all corn produced globally is consumed which leaves minimal excess inventory if production issues arise.

  The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2018.

On July 12, 2018, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2018-19. The exhibit below provides a summary of historical and current information for United States corn production.

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

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2018-19, the United States will produce approximately 117 MMT of soybeans or approximately 33% of estimated world production, with Brazil production at 121 MMT. Argentina is projected to produce about 57 MMT. For 2018-19, based on the July 2018 USDA report, global consumption of 354 MMT is estimated slightly less than global production of 359 MMT. If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2018.

On July 12, 2018, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2018-19. The exhibit below provides a summary of historical and current information for United States soybean production.

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

The United States Department of Agriculture (“USDA”) publishes two major reports annually on U.S. domestic and worldwide sugar production and consumption. These are usually released in November and May. In addition, the USDA publishes periodic, but not as comprehensive, reports on sugar monthly. These reports are available on the USDA’s website, www.usda.gov, at no charge. The USDA’s May 2018 report forecasts that Brazil will continue to be the leading producer of sugarcane worldwide at 38.9 million metric tons. India has raised production to 32.4 million metric tons, moving to the second leading producer worldwide. Brazil and India’s production, which outpaces the other principal global producers, namely Thailand, European Union, and China, equates to approximately 36% of the world’s supply. The principal producers of sugar beets, as forecasted by the USDA for 2018, include the European Union, the United States, and Russia.

World estimated raw sugar production is at record 188 million metric tons, up from the USDA’s forecast from November 2017. The USDA’s May 2018 report estimated that record global consumption of 177 million metric tons will still be below production. Because of record production this year, ending stocks are projected to increase 8.7 million metric tons to 49.5 million metric tons. The most current period may continue to see the global supply for sugar exceed demand. In the past, this situation has, generally, resulted in price decrease. However, if the global demand of sugar exceeds global supply, prices will generally increase.

The USDA, in its May 2018 report highlights global stocks forecasted to remain above 49 million metric tons due to near-record global production led by record production in both India and Thailand. The reports also highlight the increase in consumption due to growth in markets such as India and Pakistan.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2018-19, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. generates approximately 7% of the global production, with approximately 52% of that being exported. For 2018-19, based on the July 2018 USDA report, global consumption of 749 MMT is estimated to be slightly higher than production of 736 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to May 2018.

On July 12, 2018, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2018-19. The exhibit below provides a summary of historical and current information for United States wheat production.

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

In addition, in order to provide updated information relating to the Funds for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the trading day an updated indicative fund value for each Fund. The indicative fund value is calculated by using the prior day’s closing NAV per share of the Fund as a base and updating that value throughout the trading day to reflect changes in the value of the Fund’s Commodity Interests during the trading day. Changes in the value of Treasury Securities and cash equivalents will not be included in the calculation of indicative value throughout the day. For this and other reasons, the indicative fund value disseminated during NYSE Arca trading hours should not be viewed as an actual real time update of the NAV for each Fund. The NAV is calculated only once at the end of each trading day.

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

The Funds, other than TAGS, will generally retain cash positions of approximately 96% of total net assets. this balance represents the total net assets less the initial margin requirements held by the FCM. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are deemed by the Sponsor to be of investment level quality, 2) held in a money market fund which is deemed to be a cash equivalent under the most recent SEC definition, or 3) held in a cash equivalent with a maturity of 90 days or less that is deemed by the Sponsor to be of investment level quality.

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

Trading venues in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market (i.e. a futures exchange) or a swap execution facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder as administered by the CFTC. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves as self regulatory organizations exercise regulatory and supervisory authority over their member firms.

The DoddFrank Wall Street Reform and Consumer Protection Act (the “DoddFrank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed or final versions of almost all of the rules it is required to promulgate under the DoddFrank Act, and it continues to issue proposed versions of additional rules that it has authority to promulgate. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including agricultural, energy, and metal based commodity futures contracts, options on such futures contracts and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”). new registration and recordkeeping requirements for swap market participants. capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations. reporting of all swap transactions to swap data repositories. and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the overthecounter market, but are now designated as subject to the clearing requirement. and margin requirements for overthecounter swaps that are not subject to the clearing requirements.

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

Management believes that as of June 30, 2018, it had fulfilled in a timely manner all DoddFrank or other regulatory requirements to which it is subject.

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

Off Balance Sheet Financing

As of June 30, 2018, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

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

During the period from January 1, 2018 through June 30, 2018 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

Beginning on August 2, 2012 through April 10, 2018, TAGS had 50,002 shares outstanding; this represents the minimum number of shares and, thus, no shares could be redeemed until additional shares have been created. This situation has generated a situation, at times, in which the spread between bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range. The situation does not affect the actual NAV of the Fund. As of April 11, 2018, there were 75,005 shares outstanding.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of June 30, 2018. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:
	June 30, 2018 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2018	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Corn Futures SEP18	1,422	$3.5425	$25,560,450	$23,004,405	$21,726,383	$20,448,360	$28,116,495	$29,394,518	$30,672,540
CBOT Corn Futures DEC18	1,180	$3.7125	$21,903,750	$19,713,375	$18,618,188	$17,523,000	$24,094,125	$25,189,313	$26,284,500
CBOT Corn Futures DEC19	1,302	$3.9450	$25,681,950	$23,113,755	$21,829,658	$20,545,560	$28,250,145	$29,534,243	$30,818,340
Total CBOT Corn Futures			$73,146,150	$65,831,535	$62,174,229	$58,516,920	$80,460,765	$84,118,074	$87,775,380

Shares outstanding			4,450,004	4,450,004	4,450,004	4,450,004	4,450,004	4,450,004	4,450,004

Net Asset Value per Share attributable directly to CBOT Corn Futures			$16.44	$14.79	$13.97	$13.15	$18.08	$18.90	$19.72
Total Net Asset Value per Share as reported			$16.43
Change in the Net Asset Value per Share				$(1.64)	$(2.47)	$(3.29)	$1.64	$2.47	$3.29

Percent Change in the Net Asset Value per Share				-10.00%	-15.01%	-20.01%	10.00%	15.01%	20.01%

SOYB
	June 30, 2018 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2018	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Soybean Futures NOV18	135	$8.8000	$5,940,000	$5,346,000	$5,049,000	$4,752,000	$6,534,000	$6,831,000	$7,128,000
CBOT Soybean Futures JAN19	115	$8.8900	$5,111,750	$4,600,575	$4,344,988	$4,089,400	$5,622,925	$5,878,513	$6,134,100
CBOT Soybean Futures NOV19	133	$9.0125	$5,993,313	$5,393,981	$5,094,316	$4,794,650	$6,592,644	$6,892,309	$7,191,975
Total CBOT Soybean Futures			$17,045,063	$15,340,556	$14,488,304	$13,636,050	$18,749,569	$19,601,822	$20,454,075

Shares outstanding			1,050,004	1,050,004	1,050,004	1,050,004	1,050,004	1,050,004	1,050,004

Net Asset Value per Share attributable directly to CBOT Soybean Futures			$16.23	$14.61	$13.80	$12.99	$17.86	$18.67	$19.48
Total Net Asset Value per Share as reported			$16.22
Change in the Net Asset Value per Share				$(1.62)	$(2.43)	$(3.25)	$1.62	$2.43	$3.25

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

CANE:
	June 30, 2018 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2018	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
ICE #11 Sugar Futures MAR19	357	$0.1295	$5,177,928	$4,660,135	$4,401,239	$4,142,342	$5,695,721	$5,954,617	$6,213,514
ICE #11 Sugar Futures MAY19	305	$0.1304	$4,454,464	$4,009,018	$3,786,294	$3,563,571	$4,899,910	$5,122,634	$5,345,357
ICE #11 Sugar Futures MAR20	338	$0.1382	$5,231,699	$4,708,529	$4,446,944	$4,185,359	$5,754,869	$6,016,454	$6,278,039
Total ICE #11 Sugar Futures			$14,864,091	$13,377,682	$12,634,477	$11,891,272	$16,350,500	$17,093,705	$17,836,910

Shares outstanding			1,950,004	1,950,004	1,950,004	1,950,004	1,950,004	1,950,004	1,950,004

Net Asset Value per Share attributable directly to ICE #11 Sugar Futures			$7.62	$6.86	$6.48	$6.10	$8.38	$8.77	$9.15
Total Net Asset Value per Share as reported			$7.62
Change in the Net Asset Value per Share				$(0.76)	$(1.14)	$(1.52)	$0.76	$1.14	$1.52

Percent Change in the Net Asset Value per Share				-10.01%	-15.01%	-20.02%	10.01%	15.01%	20.02%

WEAT:
	June 30, 2018 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2018	Number of Contracts Held	Closing Price	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount	Notional Amount
CBOT Wheat Futures SEP18	932	$5.0125	$23,358,250	$21,022,425	$19,854,513	$18,686,600	$25,694,075	$26,861,988	$28,029,900
CBOT Wheat Futures DEC18	773	$5.1675	$19,972,388	$17,975,149	$16,976,529	$15,977,910	$21,969,626	$22,968,246	$23,966,865
CBOT Wheat Futures DEC19	817	$5.8750	$23,233,437	$20,910,093	$19,748,421	$18,586,749	$25,556,780	$26,718,452	$27,880,124
Total CBOT Wheat Futures			$66,564,075	$59,907,667	$56,579,463	$53,251,259	$73,220,481	$76,548,686	$79,876,889

Shares outstanding			10,450,004	10,450,004	10,450,004	10,450,004	10,450,004	10,450,004	10,450,004

Net Asset Value per Share attributable directly to CBOT Wheat Futures			$6.37	$5.73	$5.41	$5.10	$7.01	$7.33	$7.64
Total Net Asset Value per Share as reported			$6.37
Change in the Net Asset Value per Share				$(0.64)	$(0.96)	$(1.27)	$0.64	$0.96	$1.27

Percent Change in the Net Asset Value per Share				-10.00%	-15.00%	-20.00%	10.00%	15.00%	20.00%

TAGS:

	June 30, 2018 as Reported			10% Decrease	15% Decrease	20% Decrease	10% Increase	15% Increase	20% Increase
Holdings as of June 30, 2018	Number of Shares Held	Closing NAV	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
Teucrium Corn Fund	24,308	$16.4310	$399,405	$359,464	$339,494	$319,524	$439,345	$459,315	$479,286
Teucrium Soybean Fund	23,481	$16.2183	$380,822	$342,740	$323,699	$304,658	$418,904	$437,945	$456,986
Teucrium Sugar Fund	53,674	$7.6162	$408,792	$367,913	$347,473	$327,034	$449,671	$470,111	$490,550
Teucrium Wheat Fund	61,537	$6.3700	$391,990	$352,791	$333,191	$313,592	$431,189	$450,788	$470,388
Total value of shares of the Underlying Funds			$1,581,009	$1,422,907	$1,343,857	$1,264,808	$1,739,109	$1,818,159	$1,897,210

Shares outstanding			75,002	75,002	75,002	75,002	75,002	75,002	75,002

Net Asset Value per Share attributable directly to shares of the Underlying Funds			$21.08	$18.97	$17.92	$16.86	$23.19	$24.24	$25.30
Total Net Asset Value per Share as reported			$21.11
Change in the Net Asset Value per Share				$(2.11)	$(3.16)	$(4.22)	$2.11	$3.16	$4.22

Percent Change in the Net Asset Value per Share				-9.99%	-14.98%	-19.97%	9.99%	14.98%	19.97%

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

Seasonal fluctuations in the price of corn may cause risk to an investor because of the possibility that Share prices will be depressed because of the corn harvest cycle. In the United States, the corn market is normally at its weakest point, and corn prices are lowest, shortly before and during the harvest (between September and November), due to the high supply of corn in the market. Conversely, corn prices are generally highest during the winter and spring (between December and May), when farmer owned corn has largely been sold and used. Seasonal corn market peaks generally occur after planting is complete in May or June, and again as harvest begins around August. These normal market conditions are, however, often influenced by weather patterns, and domestic and global economic conditions, among other factors, and any specific year may not necessarily follow the traditional seasonal fluctuations described above. In the futures market, these seasonal fluctuations are typically reflected in contracts expiring in the relevant season (e.g., contracts expiring during the harvest season are typically priced lower than contracts expiring in the winter and spring). Thus, seasonal fluctuations could result in an investor incurring losses upon the sale of Fund Shares, particularly if the investor needs to sell Shares when the Benchmark Component Futures Contracts are, in whole or part, Corn Futures Contracts expiring in the fall.

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

Because processing soybean oil can create trans fats, the demand for soybean oil may decrease due to heightened governmental regulation of trans fats or trans fatty acids. The U.S. Food and Drug Administration currently requires food manufacturers to disclose levels of trans fats contained in their products, and various local governments have enacted or are considering restrictions on the use of trans fats in restaurants. Several food processors have either switched or indicated an intention to switch to oil products with lower levels of trans fats or trans fatty acids.

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

All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against soybean related losses or as a way to indirectly invest in soybeans.

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

In contrast to position limits, accountability levels are not fixed ceilings, but rather thresholds above which an exchange may exercise greater scrutiny and control over an investor, including by imposing position limits on the investor. For example, the current ICE Futures established accountability level for investments in Sugar No. 11 Futures Contracts for any one month is 10,000, and the accountability level for all combined months is 15,000. (The current accountability level for Sugar No. 11 Futures Contracts traded on the NYMEX is 9,000 for any one month, and 9,000 for all combined months. Even though accountability levels are not fixed ceilings, the Fund does not intend to invest in Sugar Futures Contracts in excess of any applicable accountability levels.

All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against sugar related losses or as a way to indirectly invest in sugar.

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

The price and availability of wheat is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease. weed control. water availability. various planting, growing, or harvesting problems. severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for food products made from wheat flour is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. More specifically, demand for such food products in the United States is relatively unaffected by changes in wheat prices or disposable income, but is closely tied to tastes and preferences. For example, in recent years the increase in the popularity of low carbohydrate diets caused the consumption of wheat flour to decrease rapidly before rebounding somewhat after 2005. Export demand for wheat fluctuates yearly, based largely on crop yields in the importing countries.

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

Position limits and daily price fluctuation limits set by the CFTC and the exchanges have the potential to cause tracking error, which could cause the price of Shares to substantially vary from the Benchmark and prevent you from being able to effectively use the Fund as a way to hedge against wheat related losses or as a way to indirectly invest in wheat.

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

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013 and a third (File No. 333-210010) was declared effective on April 29, 2016. From June 9, 2010 (the commencement of operations) through June 30, 2018, 16,850,000 Shares of the Fund were sold at an aggregate offering price of $502,469,796. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through June 30, 2018 in an amount equal to $854,579, resulting in net offering proceeds of $501,615,217. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-223940) which registered a total of 11,650,000 shares was declared effective on April 30, 2018. From September 19, 2011 (the commencement of the offering) through June 30, 2018, 3,625,000 Shares of the Fund were sold at an aggregate offering price of $73,872,809. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2018 in an amount equal to $98,685, resulting in net offering proceeds of $73,774,124. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-223941) which registered a total of 12,500,000 shares was declared effective on April 30, 2018. From September 19, 2011 (the commencement of the offering) through June 30, 2018, 3,400,000 Shares of the Fund were sold at an aggregate offering price of $37,504,756. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2018 in an amount equal to $46,409, resulting in net offering proceeds of $37,458,347. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-212481) which registered a total of 25,350,000 shares was declared effective on July 15, 2016. From September 19, 2011 (the commencement of the offering) through June 30, 2018, 18,650,000 Shares of the Fund were sold at an aggregate offering price of $167,688,315. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2018 in an amount equal to $250,662, resulting in net offering proceeds of $167,437,653. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. A third registration statement on Form S-1 (File No. 333-223943) which replaced the original registration statement was declared effective on April 30, 2018. From March 28, 2012 (the commencement of the offering) through June 30, 2018, 375,000 Shares of the Fund were sold at an aggregate offering price of $18,285,685. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through June 30, 2018 in an amount equal to $9,400, resulting in net offering proceeds of $18,276,285. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2018	75,000	$18.03	N/A	N/A
May 1 to May 31, 2018	-	$-	N/A	N/A
June 1 to June 30, 2018	200,000	$16.93	N/A	N/A
Total	275,000	$17.23

Issuer Purchases of SOYB Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2018	-	$-	N/A	N/A
May 1 to May 31, 2018	-	$-	N/A	N/A
June 1 to June 30, 2018	75,000	$17.51	N/A	N/A
Total	75,000	$17.51

Issuer Purchases of WEAT Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2018	100,000	$6.66	N/A	N/A
May 1 to May 31, 2018	550,000	$6.89	N/A	N/A
June 1 to June 30, 2018	325,000	$6.60	N/A	N/A
Total	975,000	$6.77

Issuer Purchases of CANE Shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2018	-	$-	N/A	N/A
May 1 to May 31, 2018	-	$-	N/A	N/A
June 1 to June 30, 2018	75,000	$7.75	N/A	N/A
Total	75,000	$7.75

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

Date: August 9, 2018