Form 10-Q
period 2018-09-30
Teucrium Commodity Trust
filed 2018-11-09
CIK 1471824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018.

OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ..

Commission File Number: 001-34765
Teucrium Commodity Trust
(Exact name of registrant as specified in its charter)

Delaware	61-1604335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
☐   Yes ☒   No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Total Number of Outstanding Shares as of November 7, 2018
Teucrium Corn Fund	3,875,004
Teucrium Sugar Fund	1,625,004
Teucrium Soybean Fund	1,750,004
Teucrium Wheat Fund	9,350,004
Teucrium Agricultural Fund	75,002

TEUCRIUM COMMODITY TRUST

Part I. FINANCIAL INFORMATION
 Item 1. Financial Statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$171,710,290	$137,945,626
Interest receivable	111	255
Other assets	11,645	6,748
Equity in trading accounts:
Commodity futures contracts	517,664	909,281
Due from broker	12,866,573	9,987,671
Total equity in trading accounts	13,384,237	10,896,952
Total assets	185,106,283	$148,849,581

Liabilities
Management fee payable to Sponsor	143,420	125,149
Cash equivalent payable	7,481,728	-
Interest Payable	70	-
Other liabilities	410,113	99,909
Equity in trading accounts:
Commodity futures contracts	5,735,272	5,677,771
Total liabilities	13,770,603	5,902,829

Net Assets	$171,335,680	$142,946,752

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED SCHEDULE OF INVESTMENTS
September 30, 2018
(Unaudited)
		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $3,577)	$3,577	0.00%	3,577

			Principal Amount
Commercial Paper
Enbridge Energy Partners, L.P. 2.86% (cost: $4,973,666 due 10/05/2018)	$4,998,428	2.92%	5,000,000
Enbridge Energy Partners, L.P. 2.77% (cost: $4,988,924 due 10/10/2018)	4,996,562	2.92	5,000,000
Enbridge Energy Partners, L.P. 2.86% (cost: $9,953,620 due 10/12/2018)	9,991,352	5.83	10,000,000
Energy Transfer Partners, L.P. 2.57% (cost: $4,994,688 due 10/10/2018)	4,996,812	2.92	5,000,000
Energy Transfer Partners, L.P. 2.55% (cost: $14,972,592 due 10/22/2018)	14,977,865	8.74	15,000,000
General Motors Financial Company, Inc. 2.42% (cost: $7,469,500 due 10/01/2018)	7,500,000	4.38	7,500,000
General Motors Financial Company, Inc. 2.42% (cost: $4,980,666 due 10/04/2018)	4,999,000	2.92	5,000,000
General Motors Financial Company, Inc. 2.53% (cost: $4,979,432 due 11/26/2018)	4,980,478	2.91	5,000,000
General Motors Financial Company, Inc. 2.55% (cost: $2,492,270 due 11/14/2018)	2,492,270	1.45	2,500,000
Royal Caribbean Cruise Ltd. 2.55% (cost: $4,989,458 due 10/31/2018)	4,989,458	2.91	5,000,000
Royal Caribbean Cruise Ltd. 2.52% (cost: $7,482,812 due 10/23/2018)	7,488,542	4.37	7,500,000
The Williams Companies, Inc 2.39% (cost: $7,495,557 due 10/03/2018)	7,499,013	4.38	7,500,000
The Williams Companies, Inc 2.65% (cost: $7,471,833 due 10/18/2018)	7,490,792	4.37	7,500,000
Total Commercial Paper (cost: $87,245,018)	$87,400,572	51.02%
Total Cash Equivalents	$87,404,149	51.02%
			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR19 (1,250 contracts)	$10,587	0.01%	$23,000,000

United States soybean futures contracts
CBOT soybean futures MAR19 (198 contracts)	61,875	0.04%	8,640,225

United States sugar futures contracts
ICE sugar futures JUL19 (354 contracts)	92,489	0.05%	4,523,837

United States wheat futures contracts
CBOT wheat futures MAR19 (823 contracts)	352,713	0.21%	21,696,338
Total commodity futures contracts	$517,664	0.31%	$57,860,400

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY19 (1,050 contracts)	$246,675	0.14%	$19,726,875
CBOT corn futures DEC19 (1,177 contracts)	1,554,975	0.91	23,025,063

United States soybean futures contracts
CBOT soybean futures JAN19 (235 contracts)	889,175	0.52%	10,099,125
CBOT soybean futures NOV19 (223 contracts)	366,838	0.21	10,168,800

United States sugar futures contracts
ICE sugar futures MAY19 (419 contracts)	495,163	0.29%	5,298,171
ICE sugar futures MAR20 (379 contracts)	547,333	0.32	5,259,307

United States wheat futures contracts
CBOT wheat futures MAY19 (686 contracts)	352,088	0.21%	18,461,975
CBOT wheat futures DEC19 (758 contracts)	1,283,025	0.75	21,508,250
Total commodity futures contracts	$5,735,272	3.35%	$113,547,566

Exchange-traded funds*			Shares
Teucrium Corn Fund	$374,705	0.22%	23,658
Teucrium Soybean Fund	378,926	0.22	23,931
Teucrium Sugar Fund	377,319	0.22	56,874
Teucrium Wheat Fund	367,102	0.21	58,837
Total exchange-traded funds (cost $2,081,910)	$1,498,052	0.87%

*The Trust eliminates the shares owned by the Teucrium Agricultural Fund from its combined statements of assets and liabilities due to the fact that these represent holdings of the Underlying Funds owned by the Teucrium Agricultural Fund, which are included as shares outstanding of the Underlying Funds.
The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
COMBINED SCHEDULE OF INVESTMENTS
December 31, 2017
		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $2,874)	$2,874	0.00%	2,874
Blackrock FedFund - Institutional Class (cost $140)	140	0.00	140
Total money market funds	$3,014	0.00%

			Principal Amount
Commercial Paper
Boston Scientific Corporation 1.71% (cost: $4,992,208 due 1/16/2018)	$4,996,458	3.50%	5,000,000
Canadian Natural Resources Limited 1.76% (cost: $4,990,034 due 1/31/2018)	4,992,708	3.49	5,000,000
E. I. du Pont de Nemours and Company 1.67% (cost: $4,981,556 due 3/5/2018)	4,985,474	3.49	5,000,000
Enbridge Energy Partners, L.P. 2.20% (cost: $4,976,980 due 3/5/2018)	4,980,918	3.48	5,000,000
Equifax Inc. 1.71% (cost: $4,987,958 due 1/5/2018)	4,999,056	3.50	5,000,000
Ford Motor Credit Company LLC 1.41% (cost: $4,982,500 due 1/10/2018)	4,998,250	3.50	5,000,000
Glencore Funding LLC 1.42% (cost: $4,982,496 due 1/17/2018)	4,996,854	3.50	5,000,000
HP Inc. 1.65% (cost: $4,992,028 due 1/22/2018)	4,995,216	3.49	5,000,000
Oneok, Inc. 1.75% (cost: $4,994,684 due 1/5/2018)	4,999,034	3.50	5,000,000
VW Credit, Inc. 1.61% (cost: $4,980,000 due 3/6/2018)	4,985,778	3.49	5,000,000
Total Commercial Paper (total cost: $49,860,444)	49,929,746	34.94
Total Cash Equivalents	$49,932,760	34.94%

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

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(12,210,874)	$(363,195)	$(5,518,367)	$(3,036,823)
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	6,804,734	(13,715,137)	(449,117)	(1,084,644)
Interest income	995,171	489,124	2,514,842	1,229,246
Total loss	(4,410,969)	(13,589,208)	(3,452,642)	(2,892,221)

Expenses
Management fees	453,301	379,462	1,269,139	1,155,626
Professional fees	421,519	352,288	1,123,516	983,524
Distribution and marketing fees	854,026	715,384	2,416,995	1,912,998
Custodian fees and expenses	103,629	91,666	287,652	263,485
Business permits and licenses fees	17,425	19,849	105,151	77,862
General and administrative expenses	72,069	74,494	229,953	220,472
Brokerage commissions	56,262	44,377	144,986	121,696
Other expenses	33,511	23,979	99,650	67,375
Total expenses	2,011,742	1,701,499	5,677,042	4,803,038

Expenses waived by the Sponsor	(319,431)	(284,299)	(961,565)	(545,764)

Total expenses, net	1,692,311	1,417,200	4,715,477	4,257,274

Net loss	$(6,103,280)	$(15,006,408)	$(8,168,119)	$(7,149,495)

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Operations
Net loss	$(8,168,119)	$(7,149,495)
Capital transactions
Issuance of Shares	79,071,522	76,238,431
Redemption of Shares	(41,941,536)	(61,140,856)
Net change in the cost of the Underlying Funds	(572,939)	3,049
Total capital transactions	36,557,047	15,100,624

Net change in net assets	28,388,928	7,951,129

Net assets, beginning of period	142,946,752	153,957,187

Net assets, end of period	$171,335,680	$161,908,316

The accompanying notes are an integral part of these financial statements.

TEUCRIUM COMMODITY TRUST
 COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(8,168,119)	$(7,149,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	449,117	1,084,644
Changes in operating assets and liabilities:
Due from broker	(2,878,902)	(82,670)
Interest receivable	214	(45)
Other assets	(4,897)	(84,299)
Management fee payable to Sponsor	18,271	(2,039)
Cash equivalent payable	7,481,728	-
Other liabilities	310,205	8,945
Net cash used in operating activities	(2,792,383)	(6,224,959)

Cash flows from financing activities:
Proceeds from sale of Shares	79,071,522	76,238,431
Redemption of Shares	(41,941,536)	(61,140,856)
Net change in cost of the Underlying Funds	(572,939)	3,049
Net cash provided by financing activities	36,557,047	15,100,624

Net change in cash, cash equivalents and restricted cash	33,764,664	8,875,665
Cash, cash equivalents, and restricted cash beginning of period	137,945,626	145,475,153
Cash, cash equivalents, and restricted cash end of period	$171,710,290	$154,350,818

The accompanying notes are an integral part of these financial statements.

 NOTES TO COMBINED FINANCIAL STATEMENTS
September 30, 2018
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
 The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Trust’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as applicable. The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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
For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the combined statements of operations. A summary of these expenses is included below.
The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the combined statements of operations. A summary of these expenses is included below.
ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. These expenses are recorded in brokerage commissions on the combined statements of operations. A summary of these expenses is included below.
The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. These services are recorded in business permits and licenses fees on the combined statements of operations. A summary of these expenses is included below.
	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Amount Recognized for Custody Services	$103,629	$91,666	$287,651	$263,485
Amount of Custody Services Waived	$33,628	$7,972	$78,067	$12,611

Amount Recognized for Distribution Services	$40,200	$42,782	$127,401	$136,568
Amount of Distribution Services Waived	$15,565	$13,582	$37,156	$27,719

Amount Recognized for Brokerage Commissions	$50,414	$44,377	$139,138	$121,696
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$3,160	$3,072	$3,160	$3,072
Amount of Wilmington Trust Waived	$24	$1,515	$24	$1,515

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
The Funds are required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Funds file income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Funds remain subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Funds recording a tax liability that reduces net assets. Based on their analysis, the Funds have determined that they have not incurred any liability for unrecognized tax benefits as of September 30, 2018 and for the years ended December 31, 2017, 2016, and 2015. However, the Funds’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.
The Funds recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2018 and 2017.
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
TAGS: 50,000 shares representing 4 baskets
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. Effective August 13, 2018, the Sponsor invested a portion of the available cash for the Funds in a Promontory Insured Cash Sweep ("ICS") product, which is classified as cash and not a cash equivalent. The entire balance held in the Promontory Insured Cash Sweep product is FDIC insured.
	September 30, 2018	September 30, 2017	December 31, 2017
Money Market Funds	$3,577	$2,318,065	$3,014
Demand Deposit Savings Accounts	$68,271,037	$152,013,174	$88,013,073
Commercial Paper	$87,400,572	$-	$49,929,746
Promontory ICS Deposits	$16,035,611	$-	$-

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
	September 30, 2018	September 30, 2017	December 31, 2017
Cash and cash equivalents	$171,710,290	$154,329,202	$137,945,626
Restricted cash	$-	$21,616	$-
Total cash, cash equivalents, and restricted cash shown in the combined statements of cash flows	$171,710,290	$154,350,818	$137,945,626

Due from/to Broker
The amount recorded by the Trust for the amount due from and to the clearing broker includes, but is not limited to, cash held by the broker, amounts payable to the clearing broker related to open transactions and payables for commodities futures accounts liquidating to an equity balance on the clearing broker’s records.
Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counter-parties, so the counter-parties may agree to require the posting of collateral by one or both parties to address credit exposure.
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
Payable/Receivable for Securities Purchased/Sold
Due from/to broker for investments in securities are securities transactions pending settlement. The Trust and the Funds are subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The management of the Trust and the Funds monitors the financial condition of such brokers and does not anticipate any losses from these counter-parties. Since the inception of the Fund, the principal broker through which the Trust and TAGS can execute securities transactions for TAGS is the Bank of New York Mellon Capital Markets.
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

These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the combined statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Trust and the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Trust and the Funds. Such expenses are primarily included as distribution and marketing fees.
	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Recognized Related Party Transactions	$470,347	$454,469	$1,923,198	$1,747,602
Waived Related Party Transactions	$132,156	$169,163	$383,327	$292,825

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. The Sponsor has determined that there would be no recovery sought for the amounts below in any future period.
	CORN	SOYB	CANE	WEAT	TAGS	Trust
Three Months Ended September 30, 2018	$32,123	$163,478	$71,371	$43,831	$8,628	$319,431
Three Months Ended September 30, 2017	$95,836	$31,348	$45,186	$105,942	$5,987	$284,299
Nine Months Ended September 30, 2018	$170,846	$347,905	$218,270	$188,615	$35,929	$961,565
Nine Months Ended September 30, 2017	$264,656	$58,457	$83,550	$105,942	$33,159	$545,764

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
On September 30, 2018 and December 31, 2017, in the opinion of the Trust, the reported value at the close of the market for each commodity contract fairly reflected the value of the futures and no alternative valuations were required. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Funds consider the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.
For the nine months ended September 30, 2018 and year ended December 31, 2017, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.
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
New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Funds.

The FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. The Sponsor elected to adopt the amendments for the fiscal year ending December 31, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Funds.

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

Note 4 – Fair Value Measurements
The Trust’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 3. The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017:
September 30, 2018
				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2018
Cash equivalents	$87,404,149	$-	$-	$87,404,149
Commodity futures contracts
Corn futures contracts	10,587	-	-	10,587
Soybean futures contracts	61,875	-	-	61,875
Sugar futures contracts	92,489	-	-	92,489
Wheat futures contracts	352,713	-	-	352,713
Total	$87,921,813	$-	$-	$87,921,813

				Balance as of
Liabilities	Level 1	Level 2	Level 3	September 30, 2018
Corn futures contracts	$1,801,650	$-	$-	$1,801,650
Soybean futures contracts	1,256,013	-	-	1,256,013
Sugar futures contracts	1,042,496	-	-	1,042,496
Wheat futures contracts	1,635,113	-	-	1,635,113
Total	$5,735,272	$-	$-	$5,735,272

December 31, 2017
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2017
Cash equivalents	$49,932,760	$-	$-	$49,932,760
Commodity futures contracts
Corn futures contracts	120,487	-	-	120,487
Sugar futures contracts	184,319	-	-	184,319
Wheat futures contracts	604,475	-	-	604,475
Total	$50,842,041	$-	$-	$50,842,041

				Balance as of
Liabilities	Level 1	Level 2	Level 3	December 31, 2017
Corn futures contracts	$1,962,050	$-	$-	$1,962,050
Soybean futures contracts	448,063	-	-	448,063
Sugar futures contracts	67,133	-	-	67,133
Wheat futures contracts	3,200,525	-	-	3,200,525
Total	$5,617,771	$-	$-	$5,617,771

For the nine months ended September 30, 2018 and year ended December 31, 2017, the Funds did not have any significant transfers between any of the levels of the fair value hierarchy.
See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.

Note 5 – Derivative Instruments and Hedging Activities
In the normal course of business, the Funds utilize derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Funds are also subject to additional counter-party risk due to inability of its counter-parties to meet the terms of their contracts. For the nine months ended September 30, 2018 and year ended December 31, 2017, the Funds invested only in commodity futures contracts specifically related to each Fund.
Futures Contracts
The Funds are subject to commodity price risk in the normal course of pursuing their investment objectives. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.
The purchase and sale of futures contracts requires margin deposits with a FCM. Subsequent payments (variation margin) are made or received by each Fund each day, depending on the daily fluctuations in the value of the contract, and are recorded as unrealized gains or losses by each Fund. Futures contracts may reduce the Funds’ exposure to counter-party risk since futures contracts are exchange-traded; and the exchange’s clearinghouse, as the counter-party to all exchange-traded futures, guarantees the futures against default.
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
The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2018 and December 31, 2017.
Offsetting of Financial Assets and Derivative Assets as of September 30, 2018
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$10,587	$-	$10,587	$10,587	$-	$-
Soybean futures contracts	$61,875	$-	$61,875	$61,875	$-	$-
Sugar futures contracts	$92,489	$-	$92,489	$92,489	$-	$-
Wheat futures contracts	$352,713	$-	$352,713	$352,713	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2018
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,801,650	$-	$1,801,650	$10,587	$1,791,063	$-
Soybean futures contracts	$1,256,013	$-	$1,256,013	$61,875	$1,194,138	$-
Sugar futures contracts	$1,042,496	$-	$1,042,496	$92,489	$950,007	$-
Wheat futures contracts	$1,635,113	$-	$1,635,113	$352,713	$1,282,400	$-

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$120,487	$-	$120,487	$120,487	$-	$-
Sugar futures contracts	$184,319	$-	$184,319	$67,133	$-	$117,186
Wheat futures contracts	$604,475	$-	$604,475	$604,475	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
				Gross Amount Not Offset in the
				Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$1,962,050	$-	$1,962,050	$120,487	$1,841,563	$-
Soybean futures contracts	$448,063	$-	$448,063	$-	$448,063	$-
Sugar futures contracts	$67,133	$-	$67,133	$67,133	$-	$-
Wheat futures contracts	$3,200,525	$-	$3,200,525	$604,475	$2,596,050	$-

The following is a summary of realized and unrealized gains (losses) of the derivative instruments utilized by the Trust:

Three months ended September 30, 2018
Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(6,989,488)	$4,859,838
Soybean futures contracts	(1,270,462)	827,925
Sugar futures contracts	(1,477,762)	(458,729)
Wheat futures contracts	(2,473,162)	1,575,700
Total commodity futures contracts	$(12,210,874)	$6,804,734

Three months ended September 30, 2017
Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation or Appreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(1,616,988)	$(3,363,975)
Soybean futures contracts	(24,025)	241,863
Sugar futures contracts	(678,070)	532,963
Wheat futures contracts	1,955,888	(11,125,988)
Total commodity futures contracts	$(363,195)	$(13,175,137)

Nine months ended September 30, 2018
Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation or Depreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(3,818,950)	$50,500
Soybean futures contracts	(1,350,475)	(746,075)
Sugar futures contracts	(2,775,629)	(1,067,192)
Wheat futures contracts	2,426,687	1,313,650
Total commodity futures contracts	$(5,518,367)	$(449,117)

Nine months ended September 30, 2017
Primary Underlying Risk	Realized (Loss) Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation or Appreciation on Commodity Futures Contracts
Commodity price
Corn futures contracts	$(2,064,200)	$(969,000)
Soybean futures contracts	7,475	(210,300)
Sugar futures contracts	(2,266,185)	(57,994)
Wheat futures contracts	1,286,087	152,650
Total commodity futures contracts	$(3,036,823)	$(1,084,644)

Volume of Derivative Activities
The average notional market value categorized by primary underlying risk for the futures contracts held was $181.7 million and $169.5 million for the three and nine months ended September 30, 2018 and $154.2 million and $155.5 million for the three and nine months ended September 30, 2017.
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

September 30, 2018

	Outstanding Shares	Net Assets
Teucrium Corn Fund	4,150,004	$65,729,363
Teucrium Soybean Fund	1,825,004	28,897,319
Teucrium Sugar Fund	2,275,004	15,093,061
Teucrium Wheat Fund	9,875,004	61,613,551
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	75,002	1,500,438
Less: Investment in the Underlying Funds		(1,498,052)
Net for the Fund in the combined net assets of the Trust		2,386
Total		$171,335,680

December 31, 2017
	Outstanding Shares	Net Assets
Teucrium Corn Fund	3,875,004	$64,901,479
Teucrium Soybean Fund	575,004	10,264,025
Teucrium Sugar Fund	650,004	6,363,710
Teucrium Wheat Fund	10,250,004	61,416,019
Teucrium Agricultural Fund:
Net assets including the investment in the Underlying Funds	50,002	1,137,639
Less: Investment in the Underlying Funds		(1,136,120)
Net for the Fund in the combined net assets of the Trust		1,519
Total		$142,946,752

The detailed information for the subscriptions and redemptions, and other financial information for each Fund that is a series of the Trust are included in the accompanying financial statements of each Fund.
Note 8 – Subsequent Events
Management has evaluated the financial statements for the quarter-ended September 30, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Trust and Funds other than those noted below:

On October 23, 2018, the balance of all accounts for the CORN, CANE, SOYB, and WEAT Funds at Mascoma Savings Bank, including two checking accounts as well as a Promontory Insured Cash Sweep account for each Fund, was drawn to $0. On October 24, 2018, each account was closed and the relationship with Mascoma Savings Bguank was terminated in an effort to increase efficiency in Treasury Management. Interest was paid to date prior to the closing of the accounts. The Sponsor has no expected additional outstanding obligations with Mascoma Savings Bank.

On November 1, 2018, the Sponsor executed a consulting agreement with Foreside Consulting Services, LLC to provide NFA Compliance Support to the commodity pools managed by the Sponsor. For these services, Foreside will receive $60,000 per year, to be paid monthly. The total obligation for the remainder of 2018 will be $5,000 paid in November and $5,000 paid in December.

The total net assets of the Teucrium Sugar Fund decreased by $2,742,453 or 18% for the period from September 30, 2018 through November 7, 2018. This was driven by a 29% decrease in the shares outstanding and offset by a 15% increase in the net asset value per share.

TEUCRIUM CORN FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$66,840,178	$63,139,461
Interest receivable	22	73
Other assets	4,789	2,772
Equity in trading accounts:
Commodity futures contracts	10,587	120,487
Due from broker	3,333,846	3,703,896
Total equity in trading accounts	3,344,433	3,824,383
Total assets	70,189,422	66,966,689

Liabilities
Management fee payable to Sponsor	55,223	55,432
Cash equivalent payable	2,494,729	-
Other liabilities	108,457	47,728
Equity in trading accounts:
Commodity futures contracts	1,801,650	1,962,050
Total liabilities	4,460,059	2,065,210

Net assets	$65,729,363	$64,901,479

Shares outstanding	4,150,004	3,875,004

Net asset value per share	$15.84	$16.75

Market value per share	$15.87	$16.77

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 SCHEDULE OF INVESTMENTS
September 30, 2018
(Unaudited)
Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $116)	$116	0.00%	116

			Principal Amount
Commercial Paper
Enbridge Energy Partners, L.P. 2.86% (cost: $2,486,833 due 10/05/2018)	$2,499,214	3.80%	2,500,000
Enbridge Energy Partners, L.P. 2.86% (cost: $2,488,405 due 10/12/2018)	2,497,838	3.80	2,500,000
Energy Transfer Partners, L.P. 2.57% (cost: $4,994,688 due 10/10/2018)	4,996,812	7.60	5,000,000
Energy Transfer Partners, L.P. 2.55% (cost: $2,495,432 due 10/22/2018)	2,496,311	3.80	2,500,000
General Motors Financial Company, Inc. 2.42% (cost: $2,489,833 due 10/01/2018)	2,500,000	3.81	2,500,000
General Motors Financial Company, Inc. 2.42% (cost: $2,490,333 due 10/04/2018)	2,499,500	3.80	2,500,000
General Motors Financial Company, Inc. 2.53% (cost: $2,489,716 due 11/26/2018)	2,490,239	3.79	2,500,000
Royal Caribbean Cruise Ltd. 2.55% (cost: $2,494,729 due 10/31/2018)	2,494,729	3.80	2,500,000
Royal Caribbean Cruise Ltd. 2.52% (cost: $7,482,812 due 10/23/2018)	7,488,542	11.39	7,500,000
The Williams Companies, Inc 2.39% (cost: $2,498,519 due 10/03/2018)	2,499,671	3.80	2,500,000
The Williams Companies, Inc 2.65% (cost: $2,490,611 due 10/18/2018)	2,496,931	3.80	2,500,000
Total Commercial Paper (cost: $34,901,911)	$34,959,787	53.19%
Total Cash Equivalents	$34,959,903	53.19%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAR19 (1,250 contracts)	$10,587	0.02%	$23,000,000

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States corn futures contracts
CBOT corn futures MAY19 (1,050 contracts)	$246,675	0.37%	$19,726,875
CBOT corn futures DEC19 (1,177 contracts)	1,554,975	2.37	23,025,063
Total commodity futures contracts	$1,801,650	2.74%	$42,751,938

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
SCHEDULE OF INVESTMENTS
December 31, 2017

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $100)	$100	0.00%	100
Blackrock FedFund - Institutional Class (cost $70)	70	0.00	70
Total money market funds	$170	0.00%

			Principal Amount
Commercial Paper
Boston Scientific Corporation 1.71% (cost: $2,496,104 due 1/16/2018)	$2,498,229	3.85%	2,500,000
Canadian Natural Resources Limited 1.76% (cost: $2,495,017 due 1/31/2018)	2,496,354	3.85	2,500,000
E. I. du Pont de Nemours and Company 1.67% (cost: $2,490,778 due 3/5/2018)	2,492,737	3.84	2,500,000
Enbridge Energy Partners, L.P. 2.20% (cost: $2,488,490 due 3/5/2018)	2,490,459	3.84	2,500,000
Equifax Inc. 1.71% (cost: $2,493,979 due 1/5/2018)	2,499,528	3.85	2,500,000
Ford Motor Credit Company LLC 1.41% (cost: $2,491,250 due 1/10/2018)	2,499,125	3.85	2,500,000
Glencore Funding LLC 1.42% (cost: $2,491,248 due 1/17/2018)	2,498,427	3.85	2,500,000
HP Inc. 1.65% (cost: $2,496,014 due 1/22/2018)	2,497,608	3.85	2,500,000
Oneok, Inc. 1.75% (cost: $2,497,342 due 1/5/2018)	2,499,517	3.85	2,500,000
VW Credit, Inc. 1.61% (cost: $2,490,000 due 3/6/2018)	2,492,889	3.84	2,500,000
Total Commercial Paper (cost: $24,930,222)	$24,964,873	38.47%
Total Cash Equivalents	$24,965,043	38.47%

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

TEUCRIUM CORN FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(6,989,488)	$(1,616,988)	$(3,818,950)	$(2,064,200)
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	4,859,838	(3,363,975)	50,500	(969,000)
Interest income	402,187	217,130	1,083,119	549,003
Total loss	(1,727,463)	(4,763,833)	(2,685,331)	(2,484,197)

Expenses
Management fees	180,923	167,636	542,002	516,610
Professional fees	120,206	134,545	368,209	443,246
Distribution and marketing fees	290,639	317,813	898,125	914,110
Custodian fees and expenses	29,336	38,350	88,517	120,725
Business permits and licenses fees	1,215	5,911	21,886	22,140
General and administrative expenses	22,648	32,968	88,303	104,600
Brokerage commissions	25,560	22,225	66,870	64,450
Other expenses	13,099	10,224	35,331	31,085
Total expenses	683,626	729,672	2,109,243	2,216,966

Expenses waived by the Sponsor	(32,123)	(95,836)	(170,846)	(264,656)

Total expenses, net	651,503	633,836	1,938,397	1,952,310

Net loss	$(2,378,966)	$(5,397,669)	$(4,623,728)	$(4,436,507)

Net loss per share	$(0.59)	$(1.49)	$(0.91)	$(1.17)
Net loss per weighted average share	$(0.54)	$(1.48)	$(1.09)	$(1.21)
Weighted average shares outstanding	4,411,417	3,640,221	4,242,220	3,665,114

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Operations
Net loss	$(4,623,728)	$(4,436,507)
Capital transactions
Issuance of Shares	24,842,540	23,479,448
Redemption of Shares	(19,390,928)	(24,928,825)
Total capital transactions	5,451,612	(1,449,377)
Net change in net assets	827,884	(5,885,884)

Net assets, beginning of period	$64,901,479	$73,213,541

Net assets, end of period	$65,729,363	$67,327,657

Net asset value per share at beginning of period	$16.75	$18.77

Net asset value per share at end of period	$15.84	$17.60

Creation of Shares	1,425,000	1,225,000
Redemption of Shares	1,150,000	1,300,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM CORN FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(4,623,728)	$(4,436,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized (appreciation) or depreciation on commodity futures contracts	(50,500)	969,000
Changes in operating assets and liabilities:
Due from broker	370,050	(384,234)
Interest receivable	51	137
Other assets	(2,017)	(17,141)
Management fee payable to Sponsor	(209)	(9,808)
Cash equivalent payable	2,494,729	-
Other liabilities	60,729	7,990
Net cash used in operating activities	(1,750,895)	(3,870,563)

Cash flows from financing activities:
Proceeds from sale of Shares	24,842,540	23,479,448
Redemption of Shares	(19,390,928)	(24,928,825)
Net cash provided by (used in) financing activities	5,451,612	(1,449,377)

Net change in cash and cash equivalents	3,700,717	(5,319,940)
Cash and cash equivalents, beginning of period	63,139,461	69,072,284
Cash and cash equivalents, end of period	$66,840,178	$63,752,344

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
September 30, 2018
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
The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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
For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.
The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below.
ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. These expenses are recorded in brokerage commissions on the statements of operations. A summary of these expenses is included below.
The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. These services are recorded in business permits and licenses fees on the statements of operations. A summary of these expenses is included below.

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Amount Recognized for Custody Services	$29,336	$38,350	$88,517	$120,725
Amount of Custody Services Waived	$-	$-	$762	$-

Amount Recognized for Distribution Services	$14,791	$18,753	$47,888	$63,665
Amount of Distribution Services Waived	$4,781	$5,191	$8,460	$16,227

Amount Recognized for Brokerage Commissions	$25,560	$22,225	$66,870	$64,450
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$1,124	$1,311	$1,124	$1,311
Amount of Wilmington Trust Waived	$-	$1,311	$-	$1,311

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
 The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2018 and for the years ended December 31, 2017, 2016, and 2015. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.
The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2018 and 2017.
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
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. Effective in the third quarter 2018, the Sponsor invested a portion of the available cash for the Funds in a Promontory Insured Cash Sweep ("ICS") product, which is classified as cash and not a cash equivalent. The entire balance held in the Promontory Insured Cash Sweep product is FDIC insured. As of December 31, 2017, the balance for restricted cash held in custody at the Bank of New York Mellon was $0.
	September 30, 2018	September 30, 2017	December 31, 2017
Money Market Funds	$116	$558,225	$170
Demand Deposit Savings Accounts	$26,869,308	$63,195,008	$38,174,688
Commercial Paper	$34,959,787	$-	$24,964,873
Promontory ICS Deposits	$5,011,129	$-	$-

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
These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees on the statement of operations. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.
	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Recognized Related Party Transactions	$172,620	$198,999	$728,146	$825,189
Waived Related Party Transactions	$11,429	$68,457	$82,258	$164,203

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. The Sponsor has determined that there would be no recovery sought for the amounts below in any future period:
	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Expenses waived by the Sponsor	$32,123	$95,836	$170,846	$264,656

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
On September 30, 2018 and December 31, 2017, in the opinion of the Trust and the Fund, the reported value of the Corn Futures Contracts traded on the CBOT fairly reflected the value of the Corn Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.

For the nine months ended September 30, 2018 and for the year ended December 31, 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.
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
New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Fund.

The FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. The Sponsor elected to adopt the amendments for the fiscal year ending December 31, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements
The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017:

September 30, 2018
Assets	Level 1	Level 2	Level 3	Balance as of September 30, 2018
Cash equivalents	$34,959,903	$-	$-	$34,959,903
Corn futures contracts	10,587	-	-	10,587
Total	$34,970,490	$-	$-	$34,970,490

Liabilities	Level 1	Level 2	Level 3	Balance as of September 30, 2018
Corn futures contracts	$1,801,650	$-	$-	$1,801,650

December 31, 2017
Assets	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash equivalents	$24,965,043	$-	$-	$24,965,043
Corn futures contracts	120,487	-	-	120,487
Total	$25,085,530	$-	$-	$25,085,530

Liabilities	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Corn futures contracts	$1,962,050	$-	$-	$1,962,050

For the nine months ended September 30, 2018 and year ended December 31, 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.
See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.
Note 5 – Derivative Instruments and Hedging Activities
In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For nine months ended September 30, 2018 and year ended December 31, 2017, the Fund invested only in commodity futures contracts.

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
The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2018 and December 31, 2017.
Offsetting of Financial Assets and Derivative Assets as of September 30, 2018
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$ 10,587	$ -	$ 10,587	$ 10,587	$ -	$ -

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2018
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$ 1,801,650	$ -	$ 1,801,650	$ 10,587	$ 1,791,063	$ -

Offsetting of Financial Assets and Derivative Asssets as of December 31, 2017
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Corn futures contracts	$ 120,487	$ -	$ 120,487	$ 120,487	$ -	$ -

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Corn futures contracts	$ 1,962,050	$ -	$ 1,962,050	$ 120,487	$ 1,841,563	$ -

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:
Three months ended September 30, 2018
Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(6,989,488)	$4,859,838

Three months ended September 30, 2017
Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(1,616,988)	$(3,363,975)

Nine months ended September 30, 2018
Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(3,818,950)	$50,500

Nine months ended September 30, 2017
Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity Price
Corn futures contracts	$(2,064,200)	$(969,000)

Volume of Derivative Activities
The average notional market value categorized by primary underlying risk for the futures contracts held was $70.9 million and $71.4 million for the three and nine months ended September 30, 2018 and $67.0 million and $68.8 million for the three and nine months ended September 30, 2017.

Note 6 – Financial Highlights
The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2018 and 2017. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Per Share Operation Performance
Net asset value at beginning of period	$16.43	$19.09	$16.75	$18.77
Income from investment operations:
Investment income	0.09	0.06	0.26	0.15
Net realized and unrealized loss on commodity futures contracts	(0.53)	(1.38)	(0.71)	(0.79)
Total expenses, net	(0.15)	(0.17)	(0.46)	(0.53)
Net decrease in net asset value	(0.59)	(1.49)	(0.91)	(1.17)
Net asset value at end of period	$15.84	$17.60	$15.84	$17.60
Total Return	(3.59)%	(7.81)%	(5.43)%	(6.23)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.78%	4.35%	3.89%	4.29%
Total expenses, net	3.60%	3.78%	3.58%	3.78%
Net investment loss	(1.38)%	(2.49)%	(1.58)%	(2.72)%

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
Note 8 – Subsequent Events
Management has evaluated the financial statements for the quarter-ended September 30, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:
On November 1, 2018, the Sponsor executed a consulting agreement with Foreside Consulting Services, LLC to provide NFA Compliance Support to the commodity pools managed by the Sponsor. For these services, Foreside will receive $60,000 per year, to be paid monthly. The total obligation for the remainder of 2018 will be $5,000 paid in November and $5,000 paid in December.

On October 23, 2018, the balance of all accounts for the CORN Fund at Mascoma Savings Bank, including two checking accounts as well as a Promontory Insured Cash Sweep account, was drawn to $0. On October 24, 2018, each account was closed and the relationship with Mascoma Savings bank was terminated in an effort to increase efficiency in Treasury Management. Interest was paid to date prior to the closing of the accounts. The Sponsor has no expected additional outstanding obligations with Mascoma Savings Bank.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF ASSETS AND LIABILITIES
	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$27,812,619	$9,942,185
Interest receivable	9	22
Other assets	1,131	1,839
Equity in trading accounts:
Commodity futures contracts	61,875	-
Due from broker	2,416,214	789,636
Total equity in trading accounts	2,478,089	789,636
Total assets	30,291,848	10,733,682

Liabilities
Management fee payable to Sponsor	23,579	12,111
Other liabilities	114,937	9,483
Equity in trading accounts:
Commodity futures contracts	1,256,013	448,063
Total liabilities	1,394,529	469,657

Net assets	$28,897,319	$10,264,025

Shares outstanding	1,825,004	575,004

Net asset value per share	$15.83	$17.85

Market value per share	$15.85	$17.88

The accompanying notes are an integral part of these financial statements.

 TEUCRIUM SOYBEAN FUND
SCHEDULE OF INVESTMENTS
September 30, 2018
(Unaudited)
		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $121)	$121	0.00%	121

			Principal Amount
Commercial Paper
Enbridge Energy Partners, L.P. 2.86% (cost: $2,488,405 due 10/12/2018)	$2,497,838	8.64%	2,500,000
Energy Transfer Partners, L.P. 2.55% (cost: $7,486,296 due 10/22/2018)	7,488,932	25.92	7,500,000
The Williams Companies, Inc. 2.65% (cost: $2,490,611 due 10/18/2018)	2,496,930	8.64	2,500,000
Total Commercial Paper (cost: $12,465,312)	$12,483,700	43.20%
Total Cash Equivalents	$12,483,821	43.20%
			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures MAR19 (198 contracts)	$61,875	0.21%	$8,640,225

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States soybean futures contracts
CBOT soybean futures JAN19 (235 contracts)	$889,175	3.08%	$10,099,125
CBOT soybean futures NOV19 (223 contracts)	366,838	1.27	10,168,800
Total commodity futures contracts	$1,256,013	4.35%	$20,267,925

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

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income
Realized and unrealized (loss) gain on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(1,270,462)	$(24,025)	$(1,350,475)	$7,475
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	827,925	241,863	(746,075)	(210,300)
Interest income	149,890	39,234	280,547	96,402
Total (loss) income	(292,647)	257,072	(1,816,003)	(106,423)

Expenses
Management fees	68,079	30,157	138,836	90,382
Professional fees	97,107	39,502	192,810	106,251
Distribution and marketing fees	182,508	54,527	402,339	134,724
Custodian fees and expenses	32,025	7,908	53,261	18,479
Business permits and licenses fees	10,893	4,223	27,738	13,759
General and administrative expenses	19,439	6,515	37,027	17,354
Brokerage commissions	5,500	2,007	11,138	5,406
Other expenses	9,351	2,613	17,886	6,348
Total expenses	424,902	147,452	881,035	392,703

Expenses waived by the Sponsor	(163,478)	(31,348)	(347,905)	(58,457)

Total expenses, net	261,424	116,104	533,130	334,246

Net (loss) Income	$(554,071)	$140,968	$(2,349,133)	$(440,669)

Net (loss) income per share	$(0.39)	$0.23	$(2.02)	$(0.75)
Net (loss) income per weighted average share	$(0.33)	$0.22	$(2.17)	$(0.68)
Weighted average shares outstanding	1,685,602	650,004	1,081,506	649,638

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)
	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Operations
Net loss	$(2,349,133)	$(440,669)
Capital transactions
Issuance of Shares	23,930,870	11,934,318
Redemption of Shares	(2,948,443)	(4,208,428)
Total capital transactions	20,982,427	7,725,890
Net change in net assets	18,633,294	7,285,221

Net assets, beginning of period	$10,264,025	$12,882,100

Net assets, end of period	$28,897,319	$20,167,321

Net asset value per share at beginning of period	$17.85	$19.08

Net asset value per share at end of period	$15.83	$18.33

Creation of Shares	1,425,000	650,000
Redemption of Shares	175,000	225,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SOYBEAN FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(2,349,133)	$(440,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	746,075	210,300
Changes in operating assets and liabilities:
Due from broker	(1,626,578)	(633,720)
Interest receivable	13	(193)
Other assets	708	(14,047)
Management fee payable to Sponsor	11,468	(2,026)
Other liabilities	105,454	(2,371)
Net cash used in operating activities	(3,111,993)	(882,726)

Cash flows from financing activities:
Proceeds from sale of Shares	23,930,870	11,934,318
Redemption of Shares	(2,948,443)	(4,208,428)
Net cash provided by financing activities	20,982,427	7,725,890

Net change in cash, cash equivalents, and restricted cash	17,870,434	6,843,164
Cash, cash equivalents, and restricted cash beginning of period	9,942,185	12,377,999
Cash, cash equivalents, and restricted cash end of period	$27,812,619	$19,221,163

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
September 30, 2018
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
The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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
For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.
The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below.
ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. These expenses are recorded in brokerage commissions on the statements of operations. A summary of these expenses is included below.
The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. These services are recorded in business permits and licenses fees on the statements of operations. A summary of these expenses is included below.

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Amount Recognized for Custody Services	$32,025	$7,908	$53,261	$18,479
Amount of Custody Services Waived	$17,168	$2,074	$28,904	$2,074

Amount Recognized for Distribution Services	$7,780	$3,087	$19,614	$9,893
Amount of Distribution Services Waived	$7,780	$1,739	$12,313	$2,512

Amount Recognized for Brokerage Commissions	$5,500	$2,007	$11,138	$5,406
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$711	$204	$711	$204
Amount of Wilmington Trust Waived	$-	$204	$-	$204

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
The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2018 and for the years ended December 31, 2017, 2016, and 2015. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.
The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2018 and 2017.
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
Cash, Cash Equivalents, and Restricted Cash

Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. Effective in the third quarter 2018, the Sponsor invested a portion of the available cash for the Funds in a Promontory Insured Cash Sweep ("ICS") product, which is classified as cash and not a cash equivalent. The entire balance held in the Promontory Insured Cash Sweep product is FDIC insured.
	September 30, 2018	September 30, 2017	December 31, 2017
Money Market Funds	$121	$1,477,379	$100
Demand Deposit Savings Accounts	$12,322,264	$17,722,329	$9,942,111
Commercial Paper	$12,483,700	$-	$-
Promontory ICS Deposits	$3,006,677	$-	$-

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
	September 30, 2018	September 30, 2017	December 31, 2017
Cash and cash equivalents	$27,812,619	$19,199,547	$9,942,185
Restricted cash	$-	$21,616	$-
Total cash, cash equivalents, and restricted cash shown in the combined statements of cash flows	$27,812,619	$19,221,163	$9,942,185

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
These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees on the statement of operations. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.
	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Recognized Related Party Transactions	$93,840	$32,932	$288,392	$128,336
Waived Related Party Transactions	$65,812	$15,760	$155,306	$24,601

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. The Sponsor has determined that there would be no recovery sought for the amounts below in any future period:

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Expenses waived by the Sponsor	$163,478	$31,348	$347,905	$58,457

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
On September 30, 2018 and December 31, 2017, in the opinion of the Trust and the Fund, the reported value of the Soybean Futures Contracts traded on the CBOT fairly reflected the value of the Soybean Futures Contracts held by the Fund, with no adjustments necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.
For the nine months ended September 30, 2018 and for the year ended December 31, 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.
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
New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Fund.

The FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. The Sponsor elected to adopt the amendments for the fiscal year ending December 31, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements
The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017:
September 30, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2018
Cash equivalents	$12,483,821	$—	$—	$12,483,821
Soybean futures contracts	61,875	—	—	61,875
Total	$12,545,696	$—	$—	$12,545,696
Liabilities:	Level 1	Level 2	Level 3	Balance as of September 30, 2018
Soybean futures contracts	$1,256,013	$—	$—	$1,256,013
December 31, 2017
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash equivalents	$100	$—	$—	$100

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Soybean futures contracts	$448,063	$—	$—	$448,063

For the nine months ended September 30, 2018 and year ended December 31, 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.
See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.
Note 5 – Derivative Instruments and Hedging Activities
In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2018 and year ended December 31, 2017, the Fund invested only in commodity futures contracts.
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
The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2018 and December 31, 2017.
Offsetting of Financial Assets and Derivative Assets as of September 30, 2018
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Soybean futures contracts	$ 61,875	$ -	$ 61,875	$ 61,875	$ -	$ -

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2018
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Soybean futures contracts	$ 1,256,013	$ -	$ 1,256,013	$ 61,875	$ 1,194,138	$ -

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Soybean futures contracts	$ 448,063	$ -	$ 448,063	$ -	$ 448,063	$ -
The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by the Fund:
Three months ended September 30, 2018
Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$ (1,270,462)	$ 827,925

Three months ended September 30, 2017
Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$(24,025)	$241,863

Nine months ended September 30, 2018
Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$(1,350,475)	$(746,075)

Nine months ended September 30, 2017
Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Soybean futures contracts	$7,475	$(210,300)

Volume of Derivative Activities
The average notional market value categorized by primary underlying risk for all futures contracts held was $29.5 million and $19.3 million for the three and nine months ended September 30, 2018 and $14.9 million and $12.9 million for the three and nine months ended September 30, 2017.
Note 6 – Financial Highlights
The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2018 and 2017. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Per Share Operation Performance
Net asset value at beginning of period	$16.22	$18.10	$17.85	$19.08
Income from investment operations:
Investment income	0.09	0.06	0.26	0.15
Net realized and unrealized (loss) gain on commodity futures contracts	(0.32)	0.35	(1.79)	(0.38)
Total expenses, net	(0.16)	(0.18)	(0.49)	(0.52)
Net (decrease) increase in net asset value	(0.39)	0.23	(2.02)	(0.75)
Net asset value at end of period	$15.83	$18.33	$15.83	$18.33
Total Return	(2.40)%	1.27%	(11.32)%	(3.93)%
Ratios to Average Net Assets (Annualized)
Total expenses	6.24%	4.89%	6.35%	4.34%
Total expenses, net	3.84%	3.85%	3.84%	3.70%
Net investment loss	(1.64)%	(2.55)%	(1.82)%	(2.63)%

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
Note 8 – Subsequent Events
Management has evaluated the financial statements for the quarter-ended September 30, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:
On November 1, 2018, the Sponsor executed a consulting agreement with Foreside Consulting Services, LLC to provide NFA Compliance Support to the commodity pools managed by the Sponsor. For these services, Foreside will receive $60,000 per year, to be paid monthly. The total obligation for the remainder of 2018 will be $5,000 paid in November and $5,000 paid in December.

On October 23, 2018, the balance of all accounts for the SOYB Fund at Mascoma Savings Bank, including two checking accounts as well as a Promontory Insured Cash Sweep account, was drawn to $0. On October 24, 2018, each account was closed and the relationship with Mascoma Savings bank was terminated in an effort to increase efficiency in Treasury Management. Interest was paid to date prior to the closing of the accounts. The Sponsor has no expected additional outstanding obligations with Mascoma Savings Bank.

TEUCRIUM SUGAR FUND
 STATEMENTS OF ASSETS AND LIABILITIES
	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$13,637,569	$5,929,275
Interest receivable	76	47
Other assets	2,346	276
Equity in trading accounts:
Commodity futures contracts	92,489	184,319
Due from broker	2,471,627	327,885
Total equity in trading accounts	2,564,116	512,204
Total assets	16,204,107	6,441,802

Liabilities
Management fee payable to Sponsor	12,960	5,632
Other liabilities	55,590	5,327
Equity in trading accounts:
Commodity futures contracts	1,042,496	67,133
Total liabilities	1,111,046	78,092

Net assets	$15,093,061	$6,363,710

Shares outstanding	2,275,004	650,004

Net asset value per share	$6.63	$9.79

Market value per share	$6.63	$9.78

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 SCHEDULE OF INVESTMENTS
September 30, 2018
(Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $104)	$104	0.00%	104

			Principal Amount
Commercial Paper
Enbridge Energy Partners, L.P. 2.86% (cost: $2,488,405 due 10/12/2018)	$2,497,838	16.55%	2,500,000
Energy Transfer Partners, L.P. 2.55% (cost: $2,495,432 due 10/22/2018)	2,496,311	16.54	2,500,000
Total Commercial Paper (cost: $4,983,837)	$4,994,149	33.09%
Total Cash Equivalents	$4,994,253	33.09%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States sugar futures contracts
ICE sugar futures JUL19 (354 contracts)	$92,489	0.61%	$4,523,837

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States sugar futures contracts
ICE sugar futures MAY19 (419 contracts)	$495,163	3.28%	$5,298,171
ICE sugar futures MAR20 (379 contracts)	547,333	3.63	5,259,307
Total commodity futures contracts	$1,042,496	6.91%	$10,557,478

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

TEUCRIUM SUGAR FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized loss on commodity futures contracts	$(1,477,762)	$(678,070)	$(2,775,629)	$(2,266,185)
Net change in (depreciation) or appreciation on commodity futures contracts	(458,729)	532,963	(1,067,192)	(57,994)
Interest income	79,414	24,194	168,093	55,045
Total loss	(1,857,077)	(120,913)	(3,674,728)	(2,269,134)

Expenses
Management fees	38,405	19,423	87,252	52,362
Professional fees	70,533	21,298	151,748	43,699
Distribution and marketing fees	71,249	40,751	203,125	86,949
Custodian fees and expenses	9,817	7,684	27,762	14,075
Business permits and licenses fees	3,064	4,786	22,610	12,677
General and administrative expenses	8,604	3,771	20,345	11,021
Brokerage commissions	8,613	2,765	15,246	6,615
Other expenses	3,185	2,007	9,513	3,723
Total expenses	213,470	102,485	537,601	231,121

Expenses waived by the Sponsor	(71,371)	(45,186)	(218,270)	(83,550)

Total expenses, net	142,099	57,299	319,331	147,571

Net loss	$(1,999,176)	$(178,212)	$(3,994,059)	$(2,416,705)

Net loss per share	$(0.99)	$(0.21)	$(3.16)	$(3.54)
Net loss per weighted average share	$(0.91)	$(0.23)	$(2.58)	$(3.75)
Weighted average shares outstanding	2,203,265	784,515	1,546,341	644,235

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Operations
Net loss	$(3,994,059)	$(2,416,705)
Capital transactions
Issuance of Shares	16,721,415	8,537,990
Redemption of Shares	(3,998,005)	(5,034,425)
Total capital transactions	12,723,410	3,503,565
Net change in net assets	8,729,351	1,086,860

Net assets, beginning of period	$6,363,710	$5,513,971

Net assets, end of period	$15,093,061	$6,600,831

Net asset value per share at beginning of period	$9.79	$12.97

Net asset value per share at end of period	$6.63	$9.43

Creation of Shares	2,200,000	750,000
Redemption of Shares	575,000	475,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM SUGAR FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(3,994,059)	$(2,416,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized depreciation on commodity futures contracts	1,067,192	57,994
Changes in operating assets and liabilities:
Due from broker	(2,143,742)	(182,644)
Interest receivable	(29)	(68)
Other assets	(2,070)	(7,747)
Management fee payable to Sponsor	7,328	6,159
Other liabilities	50,264	1,431
Net cash used in operating activities	(5,015,116)	(2,541,580)

Cash flows from financing activities:
Proceeds from sale of Shares	16,721,415	8,537,990
Redemption of Shares	(3,998,005)	(5,034,425)
Net cash provided by financing activities	12,723,410	3,503,565

Net change in cash, cash equivalents, and restricted cash	7,708,294	961,985
Cash, cash equivalents, and restricted cash, beginning of period	5,929,275	5,090,599
Cash, cash equivalents, and restricted cash, end of period	$13,637,569	$6,052,584

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
September 30, 2018
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
The investment objective of CANE is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for No. 11 sugar (“Sugar Futures Contracts”) that are traded on the ICE Futures US (“ICE Futures”):
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
The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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
For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.
The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below.
ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. These expenses are recorded in brokerage commissions on the statements of operations. A summary of these expenses is included below.
The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. These services are recorded in business permits and licenses fees on the statements of operations. A summary of these expenses is included below.
	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Amount Recognized for Custody Services	$9,817	$7,684	$27,762	$14,075
Amount of Custody Services Waived	$5,867	$5,582	$15,150	$9,203

Amount Recognized for Distribution Services	$3,861	$2,814	$10,464	$6,697
Amount of Distribution Services Waived	$2,709	$1,178	$6,262	$3,093

Amount Recognized for Brokerage Commissions	$2,765	$2,765	$9,398	$6,615
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$334	$192	$334	$192
Amount of Wilmington Trust Waived	$-	$-	$-	$-

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
Beginning in February 2018, the Sponsor began investing a portion of cash in commercial paper, which is deemed a cash equivalent based on the rating and duration of contracts as described in the notes to the financial statements and reflected in cash and cash equivalents on the statements of assets and liabilities and in cash, cash equivalents and restricted cash on the statements of cash flows. Accretion on these investments are recognized using the effective interest method in U.S. dollars and included in interest income on the statements of operations
Brokerage Commissions
Brokerage commissions on all open commodity futures contracts are accrued on the trade date and on a full-turn basis.
Income Taxes
For tax purposes, the Fund will be treated as a partnership. The Fund does not record a provision for income taxes because the shareholders report their share of the Fund’s income or loss on their income tax returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.
The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for tax benefits as of September 30, 2018 and for the years ended December 31, 2017, 2016 and 2015. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.
The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2018 and 2017.
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
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. Effective in the third quarter 2018, the Sponsor invested a portion of the available cash for the Funds in a Promontory Insured Cash Sweep ("ICS") product, which is classified as cash and not a cash equivalent. The entire balance held in the Promontory Insured Cash Sweep product is FDIC insured. As of December 31, 2017, the balance for restricted cash held in custody at the Bank of New York Mellon was $0.
	September 30, 2018	September 30, 2017	December 31, 2017
Money Market Funds	$104	$196,877	$100
Demand Deposit Savings Accounts	$5,636,774	$5,855,801	$5,929,221
Commercial Paper	$4,994,149	$-	$-
Promontory ICS Deposits	$3,006,677	$-	$-

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
These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees on the statement of operations. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.
	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Recognized Related Party Transactions	$44,971	$29,360	$152,305	$78,734
Waived Related Party Transactions	$18,149	$20,499	$62,360	$33,446

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. The Sponsor has determined that there would be no recovery sought for the amounts below in any future period:

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Expenses waived by the Sponsor	$71,371	$45,186	$218,270	$83,550

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

On September 30, 2018 and December 31, 2017, in the opinion of the Trust and the Fund, the reported value of the Sugar Futures Contracts traded on the ICE fairly reflected the value of the Sugar Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.
For the nine months ended September 30, 2018 and year ended December 31, 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.
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
New Accounting Pronouncements
 The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Fund.

The FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. The Sponsor elected to adopt the amendments for the fiscal year ending December 31, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements
The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017:
September 30, 2018
				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2018
Cash equivalents	$4,994,253	$—	$—	$4,994,253
Sugar futures contracts	92,489	—	—	92,489
Total	$5,086,741	$—	$—	$5,086,741
				Balance as of
Liabilities:	Level 1	Level 2	Level 3	September 30, 2018
Sugar futures contracts	$1,042,496	$—	$—	$1,042,496

December 31, 2017
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2017
Cash equivalents	$100	$—	$—	$100
Sugar futures contracts	184,319	—	—	184,319
Total	$184,419	$—	$—	$184,419
				Balance as of
Liabilities:	Level 1	Level 2	Level 3	December 31, 2017
Sugar futures contracts	$67,133	$—	$—	$67,133

For the nine months ended September 30, 2018 and year ended December 31, 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.
See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.
Note 5 – Derivative Instruments and Hedging Activities
In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2018 and year ended December 31, 2017, the Fund invested only in commodity futures contracts.
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
The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2018 and December 31, 2017.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2018
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$ 92,489	$ -	$ 92,489	$ 92,489	$ -	$ -

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2018
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$ 1,042,496	$ -	$ 1,042,496	$ 92,489	$ 950,007	$ -

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Sugar futures contracts	$ 184,319	$ -	$ 184,319	$ 67,133	$ -	$ 117,186

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Sugar futures contracts	$ 67,133	$ -	$ 67,133	$ 67,133	$ -	$ -

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:
Three months ended September 30, 2018
Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(1,477,762)	$(458,729)

Three months ended September 30, 2017
Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(678,070)	$532,963

Nine months ended September 30, 2018
Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(2,775,629)	$(1,067,192)

Nine months ended September 30, 2017
Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Sugar futures contracts	$(2,266,185)	$(57,994)

Volume of Derivative Activities
The average notional market value categorized by primary underlying risk for all futures contracts held were $15.5 million and $11.2 million for the three and nine months ended September 30, 2018 and  $7.56 million and $7.09 million for the three and nine months ended September 30, 2017.

Note 6 – Financial Highlights
The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2018 and 2017. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Per Share Operation Performance
Net asset value at beginning of period	7.62	9.64	9.79	12.97
Gain (loss) from investment operations:
Investment income	0.04	0.03	0.11	0.09
Net realized and unrealized loss on commodity futures contracts	(0.96)	(0.17)	(3.06)	(3.40)
Total expenses, net	(0.07)	(0.07)	(0.21)	(0.23)
Net decrease in net asset value	(0.99)	(0.21)	(3.16)	(3.54)
Net asset value at end of period	6.63	9.43	6.63	9.43
Total Return	(12.99)%	(2.18)%	(32.28)%	(27.29)%
Ratios to Average Net Assets (Annualized)
Total expenses	5.56%	5.28%	6.16%	4.41%
Total expenses, net	3.70%	2.95%	3.66%	2.82%
Net investment loss	(1.63)%	(1.70)%	(1.73)%	(1.77)%

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
Note 8 – Subsequent Events
Management has evaluated the financial statements for the quarter-ended September 30, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.
On November 1, 2018, the Sponsor executed a consulting agreement with Foreside Consulting Services, LLC to provide NFA Compliance Support to the commodity pools managed by the Sponsor. For these services, Foreside will receive $60,000 per year, to be paid monthly. The total obligation for the remainder of 2018 will be $5,000 paid in November and $5,000 paid in December.

On October 23, 2018, the balance of all accounts for the CANE Fund at Mascoma Savings Bank, including two checking accounts as well as a Promontory Insured Cash Sweep account, was drawn to $0. On October 24, 2018, each account was closed and the relationship with Mascoma Savings bank was terminated in an effort to increase efficiency in Treasury Management. Interest was paid to date prior to the closing of the accounts. The Sponsor has no expected additional outstanding obligations with Mascoma Savings Bank.

The total net assets of the Fund decreased by $2,742,453 or 18% for the period from September 30, 2018 through November 7, 2018. This was driven by a 29% decrease in the shares outstanding and offset by a 15% increase in the net asset value per share.

TEUCRIUM WHEAT FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$63,416,814	$58,932,231
Interest receivable	-	111
Other assets	2,748	1,861
Equity in trading accounts:
Commodity futures contracts	352,713	604,475
Due from broker	4,644,886	5,166,254
Total equity in trading accounts	4,997,599	5,770,729
Total assets	68,417,161	64,704,932

Liabilities
Management fee payable to Sponsor	51,658	51,974
Cash equivalent payable	4,986,999	-
Interest Payable	70	-
Other liabilities	129,770	36,414
Equity in trading accounts:
Commodity futures contracts	1,635,113	3,200,525
Total liabilities	6,803,610	3,288,913

Net assets	$61,613,551	$61,416,019

Shares outstanding	9,875,004	10,250,004

Net asset value per share	$6.24	$5.99

Market value per share	$6.25	$6.00

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 SCHEDULE OF INVESTMENTS
September 30, 2018
 (Unaudited)

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $126)	$126	0.00%	126

			Principal Amount
Commercial Paper
Enbridge Energy Partners, L.P. 2.86% (cost: $2,486,833 due 10/05/2018)	$2,499,214	4.06%	2,500,000
Enbridge Energy Partners, L.P. 2.77% (cost: $4,988,924 due 10/10/2018)	4,996,562	8.11	5,000,000
Enbridge Energy Partners, L.P. 2.86% (cost: $2,488,405 due 10/12/2018)	2,497,838	4.05	2,500,000
Energy Transfer Partners, L.P. 2.55% (cost: $2,495,432 due 10/22/2018)	2,496,311	4.05	2,500,000
General Motors Financial Company, Inc. 2.42% (cost: $4,979,667 due 10/01/2018)	5,000,000	8.12	5,000,000
General Motors Financial Company, Inc. 2.42% (cost: $2,490,333 due 10/04/2018)	2,499,500	4.06	2,500,000
General Motors Financial Company, Inc. 2.53% (cost: $2,489,716 due 11/26/2018)	2,490,239	4.04	2,500,000
General Motors Financial Company, Inc. 2.55% (cost: $2,492,270 due 11/14/2018)	2,492,270	4.05	2,500,000
Royal Caribbean Cruises Ltd. 2.55% (cost: $2,494,729 due 10/31/2018)	2,494,729	4.05	2,500,000
The Williams Companies, Inc. 2.39% (cost: $4,997,038 due 10/03/2018)	4,999,342	8.11	5,000,000
The Williams Companies, Inc. 2.65% (cost: $2,490,611 due 10/18/2018)	2,496,931	4.05	2,500,000
Total Commercial Paper (Total cost: $34,893,958)	$34,962,936	56.75%
Total Cash Equivalents	$34,963,062	56.75%

			Notional Amount
			(Long Exposure)
Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAR19 (823 contracts)	$352,713	0.57%	$21,696,338

		Percentage of	Notional Amount
Description: Liabilities	Fair Value	Net Assets	(Long Exposure)

Commodity futures contracts
United States wheat futures contracts
CBOT wheat futures MAY19 (686 contracts)	$352,088	0.57%	$18,461,975
CBOT wheat futures DEC19 (758 contracts)	1,283,025	2.08	21,508,250
Total commodity futures contracts	$1,635,113	2.65%	$39,970,225

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
SCHEDULE OF INVESTMENTS
December 31, 2017

Description: Assets	Fair Value	Percentage of Net Assets	Shares

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $100)	$100	0.00%	100
Blackrock RedFund - Institutional Class (Cost $70)	70	0.00	70
Total money market funds	$170	0.00%

			Principal Amount
Commercial Paper
Boston Scientific Corporation 1.71% (cost: $2,496,104 due 1/16/2018)	$2,498,229	4.07%	2,500,000
Canadian Natural Resources Limited 1.76% (cost: $2,495,017 due 1/31/2018)	2,496,354	4.06	2,500,000
E. I. du Pont de Nemours and Company 1.67% (cost: $2,490,778 due 3/5/2018)	2,492,737	4.06	2,500,000
Enbridge Energy Partners, L.P. 2.20% (cost: $2,488,490 due 3/5/2018)	2,490,459	4.06	2,500,000
Equifax Inc. 1.71% (cost: $2,493,979 due 1/5/2018)	2,499,528	4.07	2,500,000
Ford Motor Credit Company LLC 1.41% (cost: $2,491,250 due 1/10/2018)	2,499,125	4.07	2,500,000
Glencore Funding LLC 1.42% (cost: $2,491,248 due 1/17/2018)	2,498,427	4.07	2,500,000
HP Inc. 1.65% (cost: $2,496,014 due 1/22/2018)	2,497,608	4.07	2,500,000
Oneok, Inc. 1.75% (cost: $2,497,342 due 1/5/2018)	2,499,517	4.07	2,500,000
VW Credit, Inc. 1.61% (cost: $2,490,000 due 3/6/2018)	2,492,889	4.06	2,500,000
Total Commercial Paper (Total cost: $24,930,222)	$24,964,873	40.66%
Total Cash Equivalents	$24,965,043	40.66%

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

TEUCRIUM WHEAT FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income
Realized and unrealized gain (loss) on trading of commodity futures contracts:
Realized (loss) gain on commodity futures contracts	$(2,473,162)	$1,955,888	$2,426,687	$1,286,087
Net change in unrealized appreciation or (depreciation) on commodity futures contracts	1,575,700	(11,125,988)	1,313,650	152,650
Interest income	363,665	208,562	983,049	528,785
Total (loss) income	(533,797)	(8,961,538)	4,723,386	1,967,522

Expenses
Management fees	165,894	162,246	501,049	496,272
Professional fees	129,130	152,758	399,434	379,875
Distribution and marketing fees	304,791	299,770	899,685	765,439
Custodian fees and expenses	31,804	37,295	116,245	108,579
Business permits and licenses fees	2,151	4,929	20,759	17,154
General and administrative expenses	21,110	30,980	82,612	86,043
Brokerage commissions	16,589	17,380	51,732	45,225
Other expenses	7,736	9,007	36,383	25,746
Total expenses	679,205	714,365	2,107,899	1,924,333

Expenses waived by the Sponsor	(43,831)	(105,942)	(188,615)	(105,942)

Total expenses, net	635,374	608,423	1,919,284	1,818,391

Net (loss) income	$(1,169,171)	$(9,569,961)	$2,804,102	$149,131

Net (loss) income per share	$(0.13)	$(1.27)	$0.25	$(0.32)
Net (loss) income per weighted average share	$(0.12)	$(1.04)	$0.27	$0.02
Weighted average shares outstanding	10,052,993	9,197,287	10,321,616	9,420,883

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Operations
Net income	$2,804,102	$149,131
Capital transactions
Issuance of Shares	12,997,590	32,286,675
Redemption of Shares	(15,604,160)	(26,969,178)
Total capital transactions	(2,606,570)	5,317,497
Net change in net assets	197,532	5,466,628

Net assets, beginning of period	$61,416,019	$62,344,759

Net assets, end of period	$61,613,551	$67,811,387

Net asset value per share at beginning of period	$5.99	$6.89

Net asset value per share at end of period	$6.24	$6.57

Creation of Shares	2,000,000	4,800,000
Redemption of Shares	2,375,000	3,525,000

The accompanying notes are an integral part of these financial statements.

TEUCRIUM WHEAT FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$2,804,102	$149,131
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in unrealized depreciation on commodity futures contracts	(1,313,650)	(152,650)
Changes in operating assets and liabilities:
Due from broker	521,368	1,117,928
Cash equivalent payable	4,986,999	-
Interest receivable	181	80
Other assets	(887)	(45,117)
Management fee payable to Sponsor	(316)	3,636
Other liabilities	93,356	1,344
Net cash provided by operating activities	7,091,153	1,074,352

Cash flows from financing activities:
Proceeds from sale of Shares	12,997,590	32,286,675
Redemption of Shares	(15,604,160)	(26,969,178)
Net cash (used in) provided by financing activities	(2,606,570)	5,317,497

Net change in cash and cash equivalents	4,484,583	6,391,849
Cash and cash equivalents, beginning of period	58,932,231	58,931,911
Cash and cash equivalents, end of period	$63,416,814	$65,323,760

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
September 30, 2018
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
The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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
For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.
The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below.
ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. These expenses are recorded in brokerage commissions on the statements of operations. A summary of these expenses is included below.
The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. These services are recorded in business permits and licenses fees on the statements of operations. A summary of these expenses is included below.
	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Amount Recognized for Custody Services	$31,804	$37,295	$116,244	$108,579
Amount of Custody Services Waived	$9,946	$-	$31,513	$-

Amount Recognized for Distribution Services	$13,473	$17,894	$48,591	$55,527
Amount of Distribution Services Waived	$-	$5,451	$9,354	$5,451

Amount Recognized for Brokerage Commissions	$16,589	$17,380	$51,732	$45,225
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$967	$1,349	$967	$1,349
Amount of Wilmington Trust Waived	$-	$-	$-	$-

Note 3 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification.
In accordance with ASU 2016-18 issued by the FASB, the presentation of cash and cash equivalents and restricted cash is disaggregated by line item on the statements of assets and liabilities and sum to the total amount of cash, cash equivalents, and restricted cash at the end of the corresponding period shown on the statements of cash flows. This update in presentation did not have a material impact on the financial statements and disclosures of the Trust and the Funds
Revenue Recognition
Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the statements of operations as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the statements of operations. Interest on cash equivalents with financial institutions are recognized on the accrual basis. The Funds earn interest on funds held at the custodian and other financial institutions at prevailing market rates for such investments.
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
The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2018 and for the years ended December 31, 2017, 2016 and 2015. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.
The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2018 and 2017.
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
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with maturity dates of 90 days or less when acquired. The Trust reported its cash equivalents in the combined statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short term maturities. Each Fund that is a series of the Trust has the balance of its cash equivalents on deposit with financial institutions. The Trust holds a balance in money market funds that is included in cash and cash equivalents on the combined statements of assets and liabilities. Effective in the second quarter 2015, the Sponsor invested a portion of the available cash for the Funds in alternative demand deposit savings accounts, which is classified as cash and not as cash equivalents. Assets deposited with the bank may, at times, exceed federally insured limits. Effective in the fourth quarter 2017, the Sponsor invested a portion of the available cash for the Funds in investment grade commercial paper with durations of 90 days or less, which is classified as a cash equivalent and is not FDIC insured. Effective in the third quarter 2018, the Sponsor invested a portion of the available cash for the Funds in a Promontory Insured Cash Sweep ("ICS") product, which is classified as cash and not a cash equivalent. The entire balance held in the Promontory Insured Cash Sweep product is FDIC insured. As of December 31, 2017, the balance for restricted cash held in custody at the Bank of New York Mellon was $0.

	September 30, 2018	September 30, 2017	December 31, 2017
Money Market Funds	$126	$84,617	$170
Demand Deposit Savings Accounts	$23,442,690	$65,240,036	$33,967,053
Commercial Paper	$34,962,936	$-	$24,964,873
Promontory ICS Deposits	$5,011,129	$-	$-

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
These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees on the statement of operations. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.
	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Recognized Related Party Transactions	$155,465	$190,699	$742,274	$705,159
Waived Related Party Transactions	$33,885	$63,119	$75,016	$63,119

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. The Sponsor has determined that there would be no recovery sought for the amounts below in any future period:

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Expenses waived by the Sponsor	$43,831	$105,942	$188,615	$105,942
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
On September 30, 2018 and December 31, 2017, in the opinion of the Trust and the Fund, the reported value of the Wheat Futures Contracts traded on the CBOT fairly reflected the value of the Wheat Futures Contracts held by the Fund, and no adjustments were necessary. The determination is made as of the settlement of the futures contracts on the last day of trading for the reporting period. In making the determination of a Level 1 or Level 2 transfer, the Fund considers the average volume of the specific underlying futures contracts traded on the relevant exchange for the periods being reported.
For the nine months ended September 30, 2018 and year ended December 31, 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.
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
New Accounting Pronouncements
 The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Fund.

The FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. The Sponsor elected to adopt the amendments for the fiscal year ending December 31, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements
The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 3. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017:
September 30, 2018
Assets:	Level 1	Level 2	Level 3	Balance as of September 30, 2018
Cash equivalents	$34,963,062	$—	$—	$34,963,062
Wheat futures contracts	352,713	—	—	352,713
Total	$35,315,774	$—	$—	$35,315,774

Liabilities:	Level 1	Level 2	Level 3	Balance as of September 30, 2018
Wheat futures contracts	$1,635,113	$—	$—	$1,635,113

December 31, 2017
Assets:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash equivalents	$24,965,043	$—	$—	$24,965,043
Wheat futures contracts	604,475	—	—	604,475
Total	$25,569,518	$—	$—	$25,569,518

Liabilities:	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Wheat futures contracts	$3,200,525	$—	$—	$3,200,525

For the nine months ended September 30, 2018 and year ended December 31, 2017, the Fund did not have any significant transfers between any of the levels of the fair value hierarchy.
See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.
Note 5 – Derivative Instruments and Hedging Activities
In the normal course of business, the Fund utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Fund’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, commodity price, and equity price risks. In addition to its primary underlying risks, the Fund is also subject to additional counterparty risk due to inability of its counterparties to meet the terms of their contracts. For the nine months ended September 30, 2018 and for the year ended December 31, 2017, the Fund invested only in commodity futures contracts.
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
The following table also identifies the fair value amounts of derivative instruments included in the statements of assets and liabilities as derivative contracts, categorized by primary underlying risk and held by the FCM, ED&F Man as of September 30, 2018 and December 31, 2017.

Offsetting of Financial Assets and Derivative Assets as of September 30, 2018
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$ 352,713	$ -	$ 352,713	$ 352,713	$ -	$ -

Offsetting of Financial Liabilities and Derivative Liabilities as of September 30, 2018
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat futures contracts	$ 1,635,113	$ -	$ 1,635,113	$ 352,713	$ 1,282,400	$ -

Offsetting of Financial Assets and Derivative Assets as of December 31, 2017
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
Description	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due to Broker	Net Amount
Commodity Price
Wheat futures contracts	$ 604,475	$ -	$ 604,475	$ 604,475	$ -	$ -

Offsetting of Financial Liabilities and Derivative Liabilities as of December 31, 2017
	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v)=(iii)-(iv)
Gross Amount Not Offset in the
Statement of Assets and Liabilities
Description	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Assets and Liabilities	Net Amount Presented in the Statement of Assets and Liabilities	Futures Contracts Available for Offset	Collateral, Due from Broker	Net Amount
Commodity Price
Wheat futures contracts	$ 3,200,525	$ -	$ 3,200,525	$ 604,475	$ 2,596,050	$ -

The following tables identify the net gain and loss amounts included in the statements of operations as realized and unrealized gains and losses on trading of commodity futures contracts categorized by primary underlying risk:
Three months ended September 30, 2018
Primary Underlying Risk	Realized Loss on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$(2,473,162)	$1,575,700

Three months ended September 30, 2017
Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Depreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$1,955,888	$(11,125,988)

Nine months ended September 30, 2018
Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$2,426,687	$1,313,650

Nine months ended September 30, 2017
Primary Underlying Risk	Realized Gain on Commodity Futures Contracts	Net Change in Unrealized Appreciation on Commodity Futures Contracts
Commodity price
Wheat futures contracts	$1,286,087	$152,650

Volume of Derivative Activities
The average notional market value categorized by primary underlying risk for all futures contracts held was $65.8 million and $67.6 million for the three and nine months ended September 30, 2018 and $64.8 million and $67.3 million for the three and nine months ended September 30, 2017.
Note 6 – Financial Highlights
The following tables present per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2018 and 2017. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Per Share Operation Performance
Net asset value at beginning of period	6.37	7.84	5.99	6.89
Income (loss) from investment operations:
Investment income	0.03	0.02	0.10	0.05
Net realized and unrealized (loss) gain on commodity futures contracts	(0.10)	(1.23)	0.34	(0.18)
Total expenses, net	(0.06)	(0.06)	(0.19)	(0.19)
Net (decrease) increase in net asset value	(0.13)	(1.27)	0.25	(0.32)
Net asset value at end of period	6.24	6.57	6.24	6.57
Total Return	(2.04)%	(16.20)%	4.17%	(4.64)%
Ratios to Average Net Assets (Annualized)
Total expenses	4.09%	4.40%	4.21%	3.88%
Total expenses, net	3.83%	3.75%	3.83%	3.66%
Net investment loss	(1.64)%	(2.46)%	(1.87)%	(2.60)%

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
Note 8 – Subsequent Events
Management has evaluated the financial statements for the quarter-ended September 30, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund other than those noted below:
On November 1, 2018, the Sponsor executed a consulting agreement with Foreside Consulting Services, LLC to provide NFA Compliance Support to the commodity pools managed by the Sponsor. For these services, Foreside will receive $60,000 per year, to be paid monthly. The total obligation for the remainder of 2018 will be $5,000 paid in November and $5,000 paid in December.

On October 23, 2018, the balance of all accounts for theWEAT Fund at Mascoma Savings Bank, including two checking accounts as well as a Promontory Insured Cash Sweep account, was drawn to $0. On October 24, 2018, each account was closed and the relationship with Mascoma Savings bank was terminated in an effort to increase efficiency in Treasury Management. Interest was paid to date prior to the closing of the accounts. The Sponsor has no expected additional outstanding obligations with Mascoma Savings Bank.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash equivalents	$3,110	$2,474
Interest receivable	4	2
Other assets	631	-
Equity in trading accounts:
Investments in securities, at fair value (cost $2,081,910 and $1,790,621 as of September 30, 2018 and December 31, 2017, respectively)	1,498,052	1,136,120
Total assets	1,501,797	1,138,596

Liabilities
Other liabilities	1,359	957

Net assets	$1,500,438	$1,137,639

Shares outstanding	75,002	50,002

Net asset value per share	$20.01	$22.75

Market value per share	$20.03	$22.10

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 SCHEDULE OF INVESTMENTS
September 30, 2018
(Unaudited)

		Percentage of
Description: Assets	Fair Value	Net Assets	Shares

Exchange-traded funds
Teucrium Corn Fund	$374,705	24.97%	23,658
Teucrium Soybean Fund	378,926	25.25	23,931
Teucrium Sugar Fund	377,319	25.15	56,874
Teucrium Wheat Fund	367,102	24.47	58,837
Total exchange-traded funds (cost $2,081,910)	$1,498,052	99.84%

Cash equivalents
Money market funds
Fidelity Institutional Money Market Funds - Government Portfolio (cost $3,110)	$3,110	0.21%	3,110

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

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income
Realized and unrealized gain (loss) on trading of securities:
Realized loss on securities	$(108,459)	$(89,727)	$(281,650)	$(231,540)
Net change in unrealized appreciation on securities	27,458	13,272	70,643	96,403
Interest income	15	4	34	11
Total loss	(80,986)	(76,451)	(210,973)	(135,126)

Expenses
Professional fees	4,543	4,185	11,315	10,453
Distribution and marketing fees	4,839	2,523	13,721	11,776
Custodian fees and expenses	647	429	1,867	1,627
Business permits and licenses fees	102	-	12,158	12,132
General and administrative expenses	268	260	1,666	1,454
Other expenses	140	128	537	473
Total expenses	10,539	7,525	41,264	37,915

Expenses waived by the Sponsor	(8,628)	(5,987)	(35,929)	(33,159)

Total expenses, net	1,911	1,538	5,335	4,756

Net loss	$(82,897)	$(77,989)	$(216,308)	$(139,882)

Net loss per share	$(1.10)	$(1.56)	$(2.74)	$(2.80)
Net loss per weighted average share	$(1.11)	$(1.56)	$(3.29)	$(2.80)
Weighted average shares outstanding	75,002	50,002	65,844	50,002

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Operations
Net loss	$(216,308)	$(139,882)
Capital transactions
Issuance of Shares	579,107	-
Total capital transactions	579,107	-
Net change in net assets	362,799	(139,882)

Net assets, beginning of period	$1,137,639	$1,316,370

Net assets, end of period	$1,500,438	$1,176,488

Net asset value per share at beginning of period	$22.75	$26.33

Net asset value per share at end of period	$20.01	$23.53

Creation of Shares	25,000	-
Redemption of Shares	-	-

The accompanying notes are an integral part of these financial statements.

TEUCRIUM AGRICULTURAL FUND
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(216,308)	$(139,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in unrealized appreciation on securities	(70,643)	(96,403)
Changes in operating assets and liabilities:
Net sale of investments in securities	(291,289)	234,589
Interest receivable	(2)	(1)
Other assets	(631)	(247)
Other liabilities	402	551
Net cash used in operating activities	(578,471)	(1,393)

Cash flows from financing activities:
Proceeds from sale of Shares	579,107	-
Net cash provided by financing activities	579,107	-

Net change in cash and cash equivalents	636	(1,393)
Cash and cash equivalents, beginning of period	2,474	2,360
Cash and cash equivalents, end of period	$3,110	$967

The accompanying notes are an integral part of these financial statements.

 NOTES TO FINANCIAL STATEMENTS
September 30, 2018
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
The investment objective of each Underlying Fund is to have the daily changes in percentage terms of its shares’ NAV reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for certain Futures Contracts for the commodity specified in the Underlying Fund’s name. (This weighted average is referred to herein as the Underlying Fund’s “Benchmark,” the Futures Contracts that at any given time make up an Underlying Fund’s Benchmark are referred to herein as the Underlying Fund’s “Benchmark Component Futures Contracts,” and the commodity specified in the Underlying Fund’s name is referred to herein as its “Specified Commodity.”) Specifically, the Teucrium Corn Fund’s Benchmark is: (1) the second-to-expire Futures Contract for corn traded on the Chicago Board of Trade (“CBOT”), weighted 35%, (2) the third to expire CBOT corn Futures Contract, weighted 30%, and (3) the CBOT corn Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. The Teucrium Wheat Fund’s Benchmark is: (1) the secondto-expire CBOT wheat Futures Contract, weighted 35%, (2) the third to expire CBOT wheat Futures Contract, weighted 30%, and (3) the CBOT wheat Futures Contract expiring in the December following the expiration month of the third to expire contract, weighted 35%. The Teucrium Soybean Fund’s Benchmark is: (1) the second-to-expire CBOT soybean Futures Contract, weighted 35%, (2) the third to expire CBOT soybean Futures Contract, weighted 30%, and (3) the CBOT soybean Futures Contract expiring in the November following the expiration month of the third to expire contract, weighted 35%, except that CBOT soybean Futures Contracts expiring in August and September will not be part of the Teucrium Soybean Fund’s Benchmark because of the less liquid market for these Futures Contracts. The Teucrium Sugar Fund’s Benchmark is: (1) the second-to-expire Sugar No. 11 Futures Contract traded on ICE Futures US (“ICE Futures”), weighted 35%, (2) the third to expire ICE Futures Sugar No. 11 Futures Contract, weighted 30%, and (3) the ICE Futures Sugar No. 11 Futures Contract expiring in the March following the expiration month of the third to expire contract, weighted 35%.

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
The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the Fund’s financial statements for the interim period. It is suggested that these interim financial statements be read in conjunction with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K, as well as the most recent Form S-1 filing, as applicable. The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.
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
For custody services, the Funds will pay to U.S. Bank N.A. 0.0075% of average gross assets up to $1 billion, and .0050% of average gross assets over $1 billion, annually, plus certain per-transaction charges. For Transfer Agency, Fund Accounting and Fund Administration services, which are based on the total assets for all the Funds in the Trust, the Funds will pay to USBFS 0.06% of average gross assets on the first $250 million, 0.05% on the next $250 million, 0.04% on the next $500 million and 0.03% on the balance over $1 billion annually. A combined minimum annual fee of up to $64,500 for custody, transfer agency, accounting and administrative services is assessed per Fund. These services are recorded in custodian fees and expenses on the statements of operations. A summary of these expenses is included below.
The Sponsor employs Foreside Fund Services, LLC (“Foreside” or the “Distributor”) as the Distributor for the Funds. The Distribution Services Agreement among the Distributor and the Sponsor calls for the Distributor to work with the Custodian in connection with the receipt and processing of orders for Creation Baskets and Redemption Baskets and the review and approval of all Fund sales literature and advertising materials. The Distributor and the Sponsor have also entered into a Securities Activities and Service Agreement (the “SASA”) under which certain employees and officers of the Sponsor are licensed as registered representatives or registered principals of the Distributor, under Financial Industry Regulatory Authority (“FINRA”) rules. For its services as the Distributor, Foreside receives a fee of 0.01% of the Fund’s average daily net assets and an aggregate annual fee of $100,000 for all Teucrium Funds, along with certain expense reimbursements. For its services under the SASA, Foreside receives a fee of $5,000 per registered representative and $1,000 per registered location. These services are recorded in distribution and marketing fees on the statements of operations. A summary of these expenses is included below.
ED&F Man Capital Markets, Inc. (“ED&F Man”) serves as the Underlying Funds’ clearing broker to execute and clear the Underlying Funds’ futures and provide other brokerage-related services. ED&F Man is registered as a FCM with the U.S. CFTC and is a member of the NFA. ED&F Man is also registered as a broker/dealer with the U.S. Securities and Exchange Commission and is a member of the FINRA. ED&F Man is a clearing member of ICE Futures U.S., Inc., Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange, and all other major United States commodity exchanges. For Corn, Soybean, Sugar and Wheat Futures Contracts ED&F Man is paid $9.00 per round turn. These expenses are recorded in brokerage commissions on the statements of operations. A summary of these expenses is included below.

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. For its services, the Trustee receives an annual fee of $3,300 from the Trust. These services are recorded in business permits and licenses fees on the statements of operations. A summary of these expenses is included below.
	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Amount Recognized for Custody Services	$647	$429	$1,867	$1,627
Amount of Custody Services Waived	$647	$316	$1,738	$1,334

Amount Recognized for Distribution Services	$295	$234	$844	$786
Amount of Distribution Services Waived	$295	$23	$767	$436

Amount Recognized for Brokerage Commissions	$-	$-	$-	$-
Amount of Brokerage Commissions Waived	$-	$-	$-	$-

Amount Recognized for Wilmington Trust	$24	$16	$24	$16
Amount of Wilminton Trust Waived	$24	$-	$24	$-

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

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. For all tax years 2015 to 2017, the Fund remains subject to income tax examinations by major taxing authorities. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in the Fund recording a tax liability that reduces net assets. This policy has been applied to all existing tax positions upon the Fund’s initial adoption. Based on its analysis, the Fund has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2018 and for the years ended December 31, 2017, 2016 and 2015. However, the Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analysis of and changes to tax laws, regulations, and interpretations thereof.
The Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2018 and 2017.
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
Creations and Redemptions
Effective August 28, 2018, the Sponsor filed a prospectus supplement updating the Creation and Redemption Basket size to 12,500 shares. Prior to this prospectus supplement, the basket size for Creations and Redemptions was 25,000 shares.
Authorized Purchasers may purchase Creation Baskets consisting of 12,500 shares from the Fund. The amount of the proceeds required to purchase a Creation Basket will be equal to the NAV of the shares in the Creation Basket determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received.
Authorized Purchasers may redeem shares from the Fund only in blocks of 12,500 shares called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the NAV of the shares in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to redeem the basket is properly received.
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
As outlined in the most recent Form S-1 filing, 50,000 shares represents four Redemption Baskets for the Fund and a minimum level of shares. If the Fund experienced redemptions that caused the number of Shares outstanding to decrease to the minimum level of Shares required to be outstanding, until the minimum number of Shares is again exceeded through the purchase of a new Creation Basket, there can be no more redemptions by an Authorized Purchaser.
Allocation of Shareholder Income and Losses
Profit or loss is allocated among the shareholders of the Fund in proportion to the number of shares each shareholder holds as of the close of each month.
Cash  and Cash Equivalents
Cash equivalents are highly-liquid investments with maturity dates of 90 days or less when acquired. The Fund reported its cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Fund has these balances of its assets on deposit with banks. Assets deposited with a financial institution may, at times, exceed federally insured limits. TAGS had a balance of $3,110 and $2,474 in money market funds at September 30, 2018 and December 31, 2017, respectively; these balances are included in cash equivalents on the statements of assets and liabilities.
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
These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing accounting and financial reporting, regulatory compliance, and trading activities that are directly attributable to the Fund. Such expenses are primarily recorded as distribution and marketing fees on the statement of operations. All asset-based fees and expenses for the Funds are calculated on the prior day’s net assets.

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Recognized Related Party Transactions	$3,451	$2,479	$12,081	$10,184
Waived Related Party Transactions	$2,881	$1,328	$8,387	$7,456

The Sponsor has the ability to elect to pay certain expenses on behalf of the Funds or waive the management fee. This election is subject to change by the Sponsor, at its discretion. Expenses paid by the Sponsor and Management fees waived by the Sponsor are, if applicable, presented as waived expenses in the statements of operations for each Fund. The Sponsor has determined that there would be no recovery sought for the amounts below in any future period:

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Expenses waived by the Sponsor	$8,628	$5,987	$35,929	$33,159

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
New Accounting Pronouncements
 The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13: “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify public and private company fair value disclosure requirements. While some disclosures were removed or modified, others were added. The guidance is a result of the FASB’s test of the principals developed to improve the effectiveness of disclosures in the notes to the financial statements. The amendments will be effective for fiscal years and interim periods beginning after December 15, 2019 and may be adopted early. The Sponsor is evaluating the impacts, specifically, the removal, modification and addition to the fair value disclosures of the Trust or the Fund.

The FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (Act). The amendments were adopted for the quarter ended March 31, 2018; the adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

The FASB issued ASU 2014-09 in May 2014, “Revenue from Contracts with Customers (Topic 606),” which replaces the revenue recognition requirements of “Revenue Recognition (Topic 605).” This ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. The Trust and the Fund record income or loss from the recognition and measurement of futures contracts and from interest income under Subtopic 825-10. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09 and 2015-14. The Sponsor elected to adopt the amendments for the fiscal year ending December 31, 2017. The adoption did not have a material impact on the financial statements and disclosures of the Trust or the Fund.

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

Note 4 – Fair Value Measurements
The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Fund’s significant accounting policies in Note 2. The following table presents information about the Fund’s assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017:
September 30, 2018
				Balance as of
Assets:	Level 1	Level 2	Level 3	September 30, 2018
Exchange-traded funds	$1,498,052	$—	$—	$1,498,052
Cash equivalents	3,110	—	—	3,110
Total	$1,501,162	$—	$—	$1,501,162

December 31, 2017
				Balance as of
Assets:	Level 1	Level 2	Level 3	December 31, 2017
Exchange-traded funds	$1,136,120	$—	$—	$1,136,120
Cash equivalents	2,474	—	—	2,474
Total	$1,138,594	$—	$—	$1,138,594

For the nine months ended September 30, 2018 and year ended December 31, 2017, the Fund did not have any transfers between any of the level of the fair value hierarchy.
See the Fair Value - Definition and Hierarchy section in Note 3 above for an explanation of the transfers into and out of each level of the fair value hierarchy.
Note 5 – Financial Highlights
The following table presents per unit performance data and other supplemental financial data for the three and nine months ended September 30, 2018 and 2017. This information has been derived from information presented in the financial statements. This information has been derived from information presented in the financial statements and is presented with total expenses gross of expenses waived by the Sponsor and with total expenses net of expenses waived by the Sponsor, as appropriate.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Per Share Operation Performance
Net asset value at beginning of period	21.11	25.09	22.75	26.33
Loss from investment operations:
Net realized and unrealized loss on investment transactions	(1.08)	(1.53)	(2.66)	(2.70)
Total expenses, net	(0.02)	(0.03)	(0.08)	(0.10)
Net decrease in net asset value	(1.10)	(1.56)	(2.74)	(2.80)
Net asset value at end of period	20.01	23.53	20.01	23.53
Total Return	(5.21)%	(6.22)%	(12.04)%	(10.63)%
Ratios to Average Net Assets (Annualized)
Total expenses	2.70%	2.45%	3.83%	3.99%
Total expenses, net	0.49%	0.50%	0.50%	0.50%
Net investment loss	(0.49)%	(0.50)%	(0.50)%	(0.50)%

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
Note 7 – Subsequent Events
Management has evaluated the financial statements for the quarter-ended September 30, 2018 for subsequent events through the date of this filing and noted no material events requiring either recognition through the date of the filing or disclosure herein for the Fund.
On November 1, 2018, the Sponsor executed a consulting agreement with Foreside Consulting Services, LLC to provide NFA Compliance Support to the commodity pools managed by the Sponsor. For these services, Foreside will receive $60,000 per year, to be paid monthly. The total obligation for the remainder of 2018 will be $5,000 paid in November and $5,000 paid in December.

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

The Funds are designed and managed so that the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for specific futures contracts on designated commodities (each, a “Designated Commodity”) or the closing Net Asset Value per share of the Underlying Funds (as defined below) in the case of TAGS. Each Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts (each, a “Futures Contract”) that expire in a specific month and trade on a specific exchange in the Specified Commodity comprising the Benchmark, as defined below or shares of the Underlying Funds in the case of TAGS. Each Fund has the ability to hold United States Treasury Obligations and/or other high credit quality short-term fixed income securities for deposit with the commodity broker of the Funds as margin and/or on deposit with the Custodian of other financial institutions.

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

Each Benchmark is rebalanced periodically to ensure that each of the Benchmark Component Futures Contracts is weighted in the same proportion as in the investment objective for each Fund. The following tables reflect the September 30, 2018, Benchmark Component Futures Contracts weights for each of the Funds, the contract held is identified by the generally accepted nomenclature of contract month and year, which may differ from the month in which the contract expires:

CORN Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Corn Futures (1,250 contracts, MAR19)	$23,000,000	35%
CBOT Corn Futures (1,050 contracts, MAY19)	19,726,875	30
CBOT Corn Futures (1,177 contracts, DEC19)	23,025,063	35

Total at September 30, 2018	$65,751,938	100%

SOYB Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Soybean Futures (235 contracts, JAN19)	$10,099,125	35%
CBOT Soybean Futures (198 contracts, MAR19)	8,640,225	30
CBOT Soybean Futures (223 contracts, NOV19)	10,168,800	35

Total at September 30, 2018	$28,908,150	100%

CANE Benchmark Component Futures Contracts	Notional Value	Weight (%)

ICE Sugar Futures (419 contracts, MAY19)	$5,298,171	35%
ICE Sugar Futures (354 contracts, JUL19)	4,523,837	30
ICE Sugar Futures (379 contracts, MAR20)	5,259,307	35

Total at September 30, 2018	$15,081,315	100%

WEAT Benchmark Component Futures Contracts	Notional Value	Weight (%)

CBOT Wheat Futures (823 contracts, MAR19)	$21,696,338	35%
CBOT Wheat Futures (686 contracts, MAY19)	18,461,975	30
CBOT Wheat Futures (758 contracts, DEC19)	21,508,250	35

Total at September 30, 2018	$61,666,563	100%

TAGS Benchmark Component Futures Contracts	Fair Value	Weight (%)
Shares of Teucrium Corn Fund (23,658 shares)	$374,705	25%
Shares of Teucrium Soybean Fund (23,931 shares)	378,926	25
Shares of Teucrium Wheat Fund (58,837 shares)	367,102	25
Shares of Teucrium Sugar Fund (56,874 shares)	377,319	25

Total at September 30, 2018	$1,498,052	100%

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

The total portfolio composition for each Fund is disclosed each business day that the NYSE Arca is open for trading on the Fund’s website. The website for CORN is www.teucriumcornfund.com. for CANE is www.teucriumcanefund.com. for SOYB is www.teucriumsoybfund.com. for WEAT is www.teucriumweatfund.com. for TAGS is www.teucriumtagsfund.com. These sites are accessible at no charge. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract, other commodity interest and the amount of cash and cash equivalents held in the Fund’s portfolio. The specific types of other commodity interests held (if any, which may include options on futures contracts and derivative contracts such as swaps) (collectively, “Other Commodity Interests,” and together with Futures Contracts, “Commodity Interests” or “Interests”) (in addition to futures contracts, options on futures contracts and derivative contracts) that are tied to various commodities are entered into outside of public exchanges. These “over-the-counter” contracts are entered into between two parties in private contracts, or on a swap execution facility (“SEF”) for standardized swaps. For example, unlike Futures Contracts, which are guaranteed by a clearing organization, each party to an over-the-counter derivative contract bears the credit risk of the other party (unless such over-the-counter swap is cleared through a derivatives clearing organization (“DCO”)), i.e., the risk that the other party will not be able to perform its obligations under its contract, and characteristics of such Other Commodity Interests.

Consistent with achieving a Fund’s investment objective of closely tracking the Benchmark, the Sponsor may for certain reasons cause the Fund to enter into or hold Futures Contracts other than the Benchmark Component Futures Contracts and/or Other Commodity Interests. Other Commodity Interests that do not have standardized terms and are not exchange traded, referred to as “over-the-counter” Commodity Interests, can generally be structured as the parties to the Co Interest contract desire. Therefore, each Fund might enter into multiple and/or over-the-counter Interests intended to replicate the performance of each of the Benchmark Component Futures Contracts for the Fund, or a single over-the-counter Interest designed to replicate the performance of the Benchmark as a whole. Assuming that there is no default by a counterparty to an over-the-counter Interest, the performance of the Interest will necessarily correlate with the performance of the Benchmark or the applicable Benchmark Component Futures Contract. Each Fund might also enter into or hold Interests other than Benchmark Component Futures Contracts to facilitate effective trading, consistent with the discussion of the Fund’s “roll” strategy. In addition, each Fund might enter into or hold Interests that would be expected to alleviate overall deviation between the Fund’s performance and that of the Benchmark that may result from certain market and trading inefficiencies or other reasons. By utilizing certain or all of the investments described above, the Sponsor will endeavor to cause the Fund’s performance to closely track that of the Benchmark of the Fund.

An “exchange for related position” (“EFRP”) can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on thesame business day as a cleared futures transaction by the FCMs. The Fund will become subject to the credit risk of the market specialist/market maker until the EFRP is settled within the business day, which is typically 7 hours or less. The Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

The Funds earn interest and other income (“interest income”) from cash equivalents that it purchases, and, on the cash, it holds through the Custodian or other financial institution. The Sponsor anticipates that the interest income will increase the NAV of each Fund. The Funds apply the interest income to the acquisition of additional investments or use it to pay its expenses. If the Fund reinvests the earned interest income, it makes investments that are consistent with its investment objectives as disclosed. Any cash equivalent invested by a Fund will have original maturity dates of three months or less at inception. Any cash equivalents invested by a Fund will be deemed by the Sponsor to be of investment grade quality. At the end of the period, available cash balances in each of the Funds were invested in the Fidelity Institutional Money Market Funds – Government Portfolio, and in demand deposits at Rabobank, N.A and Mascoma Savings Bank. Effective August 13, 2018, the Sponsor invested a portion of the available cash for the Funds in a Promontory Insured Cash Sweep (“ICS”) product. Effective October 3, 2017, CORN and WEAT purchased commercial paper with maturities of ninety days or less as described in the prospectus supplements filed with the SEC on October 2, 2017. Effective February 2, 2018, SOYB and CANE purchased commercial paper with maturities of ninety days or less as described in the prospectus supplements filed with SEC on January 16, 2018.

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

Recent management changes within the Sponsor are described below:

On September 13, 2018, Barbara Riker resigned as the Chief Financial Officer, Chief Accounting Officer, and Chief Compliance Officer of the Sponsor.

Effective September 17, 2018, Corey Mullen-Rusin was appointed Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of the Sponsor. Effective September 17, 2018, Sal Gilbertie replaced Dale Riker as Chief Executive Officer and Secretary of the Sponsor. Effective October 10, 2018, Steve Kahler was appointed as the Chief Operating Officer of Teucrium. Any costs associated with these restructuring events were not material to the Funds or the Trust.

Performance Summary

This report covers the periods from January 1 to September 30, 2018 for each Fund. Total expenses are presented both gross and net of any expenses waived or paid by the Sponsor that would have been incurred by the Funds (“expenses waived by the Sponsor”).

CORN Per Share Operation Performance
Net asset value at beginning of period	$16.75
Loss from investment operations:
Investment income	0.26
Net realized and unrealized loss on commodity futures contracts	(0.71)
Total expenses	(0.46)
Net decrease in net asset value	(0.91)
Net asset value end of period	$15.84
Total Return	(5.43)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.89%
Total expenses, net	3.58%
Net investment loss	(1.58)%

SOYB Per Share Operation Performance
Net asset value at beginning of period	$17.85
Loss from investment operations:
Investment income	0.26
Net realized and unrealized loss on commodity futures contracts	(1.79)
Total expenses	(0.49)
Net decrease in net asset value	(2.02)
Net asset value at end of period	$15.83
Total Return	(11.32)%
Ratios to Average Net Assets (Annualized)
Total expenses	6.35%
Total expenses, net	3.84%
Net investment loss	(1.82)%

CANE Per Share Operation Performance
Net asset value at beginning of period	$9.79
Loss from investment operations:
Investment income	0.11
Net realized and unrealized loss on commodity futures contracts	(3.06)
Total expenses	(0.21)
Net decrease in net asset value	(3.16)
Net asset value at end of period	$6.63
Total Return	(32.28)%
Ratios to Average Net Assets (Annualized)
Total expenses	6.16%
Total expenses, net	3.66%
Net investment loss	(1.73)%

WEAT Per Share Operation Performance
Net asset value at beginning of period	$5.99
Income from investment operations:
Investment income	0.10
Net realized and unrealized gain on commodity futures contracts	0.34
Total expenses	(0.19)
Net increase in net asset value	0.25
Net asset value at end of period	$6.24
Total Return	4.17%
Ratios to Average Net Assets (Annualized)
Total expenses	4.21%
Total expenses, net	3.83%
Net investment loss	(1.87)%

TAGS Per Share Operation Performance
Net asset value at beginning of period	$22.75
Loss from investment operations:
Investment income	0.00
Net realized and unrealized loss on investment transactions	(2.66)
Total expenses	(0.08)
Net decrease in net asset value	(2.74)
Net asset value at end of period	$20.01
Total Return	(12.04)%
Ratios to Average Net Assets (Annualized)
Total expenses	3.83%
Total expenses, net	0.50%
Net investment loss	(0.50)%

Past performance of a Fund is not necessarily indicative of future performance.

Results of Operations

The following includes a section for each Fund of the Trust.

The discussion below addresses the material changes in the results of operations for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The following includes a section for each Fund of the Trust for the periods in which each Fund was in operation. CORN, SOYB, WEAT, CANE and TAGS each operated for the entirety of all periods.

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

The Sponsor is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the Sponsor arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Fund, including services directly attributable to the Fund such as accounting, financial reporting, regulatory compliance and trading activities. In some cases at its discretion, the Sponsor may elect not to outsource certain of these expenses. In addition, the Funds, except for TAGS which has no such fee, are contractually obligated to pay a monthly management fee to the Sponsor, based on average daily net assets, at a rate equal to 1.00% per annum.

The Fund generally pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. Each Fund also pays its portion of the fees and expenses associated with the Trust’s tax accounting and reporting requirements. Certain aggregate expenses common to all Funds within the Trust are allocated by the Sponsor to the respective funds based on activity drivers deemed most appropriate by the Sponsor for such expenses, including but not limited to relative assets under management and creation and redeem order activity. These aggregate common expenses include, but are not limited to, legal, auditing, accounting and financial reporting, tax-preparation, regulatory compliance, trading activities, and insurance costs, as well as fees paid to the Distributor, which are included in the related line item in the statements of operations. A portion of these aggregate common expenses are related to services provided by the Sponsor or related parties of principals of the Sponsor; these are necessary services to the Funds, which are primarily the cost of performing certain accounting and financial reporting, regulatory compliance, and tradingactivities that are directly attributable to the Funds and are, primarily, included as distribution and marketing fees on the statements of operations. These amounts, for the Trust and for each Fund, are detailed in the notes to the financial statements included in Part I of this filing.

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

On September 30, 2018, the Fund had 4,150,004 shares outstanding and net assets of $65,729,363. This is in comparison to 3,825,004 shares outstanding and net assets of $67,327,657 on September 30, 2017 and 4,450,004 shares outstanding with net assets of $73,118,194 on June 30, 2018. Shares outstanding increased by 325,000 or 8% for the period ended September 30, 2018 when compared to September 30, 2017 and decreased by 300,000 or 7% for the period ended September 30, 2018 when compared to June 30, 2018. This increase year over year was, in the opinion of management, due to the continued low price of corn relative to historical levels and concerns over the U.S. weather during the harvest period.

Total net assets for the Fund were $65,729,363 on September 30, 2018 compared to $67,327,657 on September 30, 2017 and $73,118,194 on June 30, 2018. The Net Asset Values (“NAV”) per share related to these balances were $15.84, $17.60 and $16.43, respectively. This represents a decrease in total net assets year over year of 2%, driven by a combination of an increase in total shares outstanding of 8% and a decrease in the NAV per share of ($1.76) or 10%. When comparing September 30, 2018 with June 30, 2018, there was a decrease in total net assets of 10%, driven by a combination of a decrease in total shares outstanding of 7% and a decrease in the NAV per share of ($0.59) or 4%. The closing prices per share for September 30, 2018 and 2017 and June 30, 2018, as reported by the NYSE Arca, were $15.87, $17.64 and $16.44, respectively. The change from September 30, 2018 over the same period last year was a 10% decrease, and a 3% decrease from June 30, 2018.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2018 and serves to illustrate the relative changes of these components.

CORN AUM Analysis
CORN Shares Outstanding
CORN AUM
CORN NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
0
500
1000
1500
2000
2500
3000
3500
4000
4500
5000
0
20
40
60
80
100
120
140
6/30/2010
9/30/2010
12/31/2010
3/31/2011
6/30/2011
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018

The total loss for the three-month period ended September 30, 2018 was ($1,727,463) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($6,989,488), and by a net change in unrealized appreciation of commodity futures contracts of $4,859,838. Total loss was ($4,763,833) in the same period of 2017. The total loss for the nine-month period ended September 30, 2018 was ($2,685,331) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($3,818,950), and by a net change in unrealized appreciation of commodity futures contracts of $50,500. Total loss was ($2,484,197) in the same period of 2017. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month period ended September 30, 2018 and 2017, respectively, was $402,187 and $217,130. Interest income and other income for the nine-month period ended September 30, 2018 and 2017, respectively, was $1,083,119 and $549,003. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. More recently, effective October 3, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through September 2018. These higher levels of interest rates are expected to continue in 2018, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2018 were $683,626 and for the same period in 2017 were $729,672. This represents a ($46,046) or 6% decrease for 2018 over 2017. The decrease was driven by: 1) a ($14,339) or 11% decrease in professional fees related to auditing, legal and tax preparation fees; and 2) a ($27,174) or 9% decrease in distribution and marketing expenses; 3) a ($9,014) or 24% decrease in custodian fees and expenses; 4) a ($4,696) or 79% decrease in business permits and licenses; and 5) a ($10,320) or 31% decrease in general and administrative expenses. These decreases were offset by: 1) a $13,287 or 8% increase in management fee paid to the Sponsor as a result of higher average net assets; 2) a $3,335 or 15% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 3) a $2,875 or 28% increase in other expenses. The decreases were due, in general, to the decrease in the average assets under management relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for the three-month periods were 3.78% in 2018 and 4.35% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2018 were $2,109,243 and for the same period in 2017 were $2,216,966. This represents a ($107,723) or 5% decrease for 2018 over 2017. The decrease was driven by: 1) a ($75,037) or 17% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($15,985) or 2% decrease in distribution and marketing expenses; 3) a ($32,208) or 27% decrease in custodian fees and expenses; 4) a ($254) or 1% decrease in business permits and licenses; and 5) a ($16,297) or 16% decrease in general and administrative expenses. These decreases were offset by: 1) a $25,392 or 5% increase in management fee paid to the Sponsor as a result of higher average net assets; 2) a $2,420 or 4% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 3) a $4,246 or 14% increase in other expenses. The decreases were due, in general, to the decrease in the average assets under management relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for the nine-month periods were 3.89% in 2018 and 4.29% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended September 30, 2018 and 2017, the Sponsor waived fees of $32,123 and $95,836, respectively. For the nine-month period ended September 30, 2018 and 2017, the Sponsor waived fees of $170,846 and $264,656 respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2018 and 2017 were $651,503 and $633,836, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.60% in 2018 and 3.78% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.38% in 2018 and 2.49% in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2018 and 2017 were $1,938,397 and $1,952,310, respectively. The total expense ratio net of expenses waived by the Sponsor was 3.58% in 2018 and 3.78% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.58% in 2018 and 2.72% in 2017.

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

Teucrium Soybean Fund

The Teucrium Soybean Fund commenced investment operations on September 19, 2011. The investment objective of the Fund is to have the daily changes in percentage terms of the Shares’ Net Asset Value (“NAV”) reflect the daily changes in percentage terms of a weighted average of the closing settlement prices for three futures contracts for soybeans (“Soybean Futures Contracts”) that are traded on the Chicago Board of Trade (“CBOT”). The three Soybean Futures Contracts, excluding August and September, will be: (1) second-to-expire CBOT Soybean Futures Contract, weighted 35%, (2) the third-to-expire CBOT Soybean Futures Contract, weighted 30%, and (3) the CBOT Soybean Futures Contract expiring in the November following the expiration month of the third-to-expire contract, weighted 35%.

On September 30, 2018, the Fund had 1,825,004 shares outstanding and net assets of $28,897,319. This is in comparison to 1,100,004 shares outstanding and net assets of $20,167,321 on September 30, 2017 and 1,050,004 shares outstanding with net assets of $17,029,295 on June 30, 2018. Shares outstanding increased by 725,000 or 66% for the period ended September 30, 2018 when compared to September 30, 2017 and increased by 775,000 or 74% for the period ended September 30, 2018 when compared to June 30, 2018. The increase from September 30, 2018 was due, in the opinion of management, to the relative low price of soybeans compared to the last decade, coupled with concerns over the U.S. weather during the growing and harvest season and geopolitical concerns over the impact of proposed tariffs, which generated renewed investor focus in the commodity.

Total net assets for the Fund were $28,897,319 on September 30, 2018 compared to $20,167,321 on September 30, 2017 and $17,029,295 on June 30, 2018. The Net Asset Values (“NAV”) per share related to these balances were $15.83, $18.33 and $16.22, respectively. This represents an increase in total net assets for the year over year of 43%, driven by a combination of an increase in total shares outstanding of 66% and a decrease in the NAV per share of ($2.50) or 14%. When comparing September 30, 2018 with June 30, 2018, there was an increase in total net assets of 70%, driven by a combination of an increase in total shares outstanding of 74% and a decrease in the NAV per share of ($0.39) or 2%. The closing prices per share for September 30, 2018 and 2017 and June 30, 2018, as reported by the NYSE Arca, were $15.85, $18.36 and $16.24, respectively. The change from September 30, 2018 over the same period last year was a 14% decrease, and a 2% decrease from June 30, 2018.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2018 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2018 was ($292,647) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($1,270,462) and by a net change in unrealized appreciation of commodity futures contracts of $827,925. Total income was $257,072 in the same period of 2017. The total loss for the nine-month period ended September 30, 2018 was ($1,816,003) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($1,350,475) and by a net change in unrealized depreciation of commodity futures contracts of ($746,075). Total loss was ($106,423) in the same period of 2017. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance tothe benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for the three-month periods ended September 30, 2018 and 2017, respectively, was $149,890 and $39,234. Interest income and other income for the nine-month periods ended September 30, 2018 and 2017, respectively, was $280,547 and $96,402. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. More recently, effective February 2, 2018, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through September 2018. These higher levels of interest rates are expected to continue in 2019, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2018 were $424,902 and for the same period in 2017 were $147,452. This represents a $277,450 or 188% increase for 2018 over 2017. The increase year over year was driven by an increase in all expense categories, specifically; 1) a $37,922 or 126% increase in management fees payable to the Sponsor as a result of higher average net assets; 2) a $57,605 or a 146% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $127,981 or 235% increase in distribution and marketing expenses; 4) a $24,117 or 305% increase in custodian fees and expenses; 5) a $6,670 or 158% increase in business permits and licenses; 6) a $12,924 or 198% increase in general and administrative expenses; 7) a $3,493 or 174% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $6,738 or 258% increase in other expenses. The increase in expenses is primarily due to higher average net assets in 2018 compared to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 6.24% in 2018 and 4.89% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2018 were $881,035 and for the same period in 2017 were $392,703. This represents a $488,332 or 124% increase for 2018 over 2017. The increase year over year was driven by an increase in all expense categories, specifically; 1) a $48,454 or 54% increase in management fees payable to the Sponsor as a result of higher average net assets; 2) a $86,559 or a 81% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $267,615 or 199% increase in distribution and marketing expenses; 4) a $34,782 or 188% increase in custodian fees and expenses; 5) a $13,979 or 102% increase in business permits and licenses; 6) a $19,673 or 113% increase in general and administrative expenses; 7) a $5,732 or 106% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $11,538 or 182% increase in other expenses. The increase in expenses is primarily due to higher average net assets in 2018 compared to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these periods was 6.35% in 2018 and 4.34% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended September 30, 2018 and 2017, the Sponsor waived fees of $163,478 and $31,348. For the nine-month period ended September 30, 2018 and 2017, the Sponsor waived fees of $347,905 and $58,457. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2018 and 2017 were $261,424 and $116,104, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.84% in 2018 and 3.85% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.64% in 2018 and 2.55% in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2018 and 2017 were $533,130 and $334,246, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.84% in 2018 and 3.70% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.82% in 2018 and 2.63% in 2017.

Other than the management fee to the Sponsor and the brokerage commissions, most of the expenses incurred by the Fund are associated with the day-to-day operation of the Fund and the necessary functions related to regulatory compliance. These are generally based on contracts, which extend for some period of time and up to one year, or commitments regardless of the level of assets under management. The structure of the Fund and the nature of the expenses are such that as total net assets grow, there is ascalability of expenses that may allow the total expense ratio to be reduced. However, if total net assets for the Fund fall, the total expense ratio of the Fund will increase unless additional reductions are made by the Sponsor to the daily expense accrual. The Sponsor can elect to adjust the daily expense accruals at its discretion based on market conditions and other Fund considerations.

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

On September 30, 2018, the Fund had 2,275,004 shares outstanding and net assets of $15,093,061. This is in comparison to 700,004 shares outstanding and net assets of $6,600,831 on September 30, 2017 and 1,950,004 shares outstanding with net assets of $14,851,592 on June 30, 2018. Shares outstanding increased by 1,575,000 or 225% for the period ended September 30, 2018 when compared to September 30, 2017 and increased by 325,000 or 17% for the period ended September 30, 2018 when compared to June 30, 2018. This increase was, in the opinion of management, due to the low price of sugar and record world demand relative to recent years, which accelerated investor interest.

Total net assets for the Fund were $15,093,061 on September 30, 2018 compared to $6,600,831 on September 30, 2017 and $14,851,592 on June 30, 2018. The Net Asset Values (“NAV”) per share related to these balances were $6.63, $9.43 and $7.62, respectively. This represents an increase in total net assets for the year over year of 129%, driven by a combination of an increase in total shares outstanding of 225% and a decrease in the NAV per share of ($2.80) or 30%. When comparing September 30, 2018 with June 30, 2018, there was an increase in total net assets of 2%, driven by a combination of an increase in total shares outstanding of 17% and a decrease in the NAV per share of ($0.99) or 13%. The closing prices per share for September 30, 2018 and 2017 and June 30, 2018, as reported by the NYSE Arca, were $6.63, $9.48 and $7.58, respectively. The change from September 30, 2018 over the same period last year was a 30% decrease, and a 13% decrease from June 30, 2018.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2018 and serves to illustrate the relative changes of these components.

The total loss for the three-month period ended September 30, 2018 was ($1,857,077) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($1,477,762) and by a net change in unrealized depreciation of commodity futures contracts of ($458,729). Total loss was ($120,913) in the same period of 2017. The total loss for the nine-month period ended September 30, 2018 was ($3,674,728) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($2,775,629) and by a net change in unrealized depreciation of commodity futures contracts of ($1,067,192). Total loss was ($2,269,134) in the same period of 2017. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on tradingof commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended September 30, 2018 and 2017, respectively, was $79,414 and $24,194. For the nine-month period ended September 30, 2018 and 2017, respectively, was $168,093 and $55,045. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. More recently, effective February 2, 2018, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through September 2018. These higher levels of interest rates are expected to continue in 2019, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2018 were $213,470 and for the same period in 2017 were $102,485. This represents a $110,985 or 108% increase for 2018 over 2017. The increase for 2018 was driven by increases in all expense categories except business permits and licenses fees, which decreased by ($1,722) or 36%. The increases were; 1) a $18,982 or 98% increase in the management fee paid to the Sponsor due to higher average net assets; 2) a $49,235 or 231% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $30,498 or 75% increase in distribution and marketing fees; 4) a $2,133 or 28% increase in custodian fees and expenses; 5) a $4,833 or 128% increase in general and administrative expenses; 7) a $5,848 or 212% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $1,178 or 59% increase in other expenses. The increase over the prior year are generally due to higher average net assets relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 5.56% in 2018 and 5.28% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2018 were $537,601 and for the same period in 2017 were $231,121. This represents a $306,480 or 133% increase for 2018 over 2017. The increase for 2018 was driven by increases in all expense categories. These increases were: 1) a $34,890 or 67% increase in the management fee paid to the Sponsor due to higher average net assets; 2) a $108,049 or 247% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $116,176 or 134% increase in distribution and marketing fees; 4) a $13,687 or 97% increase in custodian fees and expenses; 5) a $9,933 or 78% increase in business permits and licenses fees; 6) a $9,324 or 85% increase in general and administrative expenses; and 7) a $8,631 or 130% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 8) a $5,790 or 156% increase in other expenses. The increase over the prior year are generally due to higher average net assets relative to the other Funds. The total expense ratio gross of expenses waived by the Sponsor for these years was 6.16% in 2018 and 4.41% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended September 30, 2018 and 2017, the Sponsor waived fees of $71,371 and $45,186, respectively. For the nine-month period ended September 30, 2018 and 2017, the Sponsor waived fees of $218,270 and $83,550, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2018 and 2017 were $142,099 and $57,299, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.70% in 2018 and 2.95% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.63% in 2018 and 1.70% in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2018 and 2017 were $319,331 and $147,571, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.66% in 2018 and 2.82% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.73% in 2018 and 1.77% in 2017.

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

On September 30, 2018, the Fund had 9,875,004 shares outstanding and net assets of $61,613,551. This is in comparison to 10,325,004 shares outstanding and net assets of $67,811,387 on September 30, 2017 and 10,450,004 shares outstanding with net assets of $66,566,470 on June 30, 2018. Shares outstanding decreased by 450,000 or 4% for the period ended September 30, 2018 when compared to September 30, 2017 and decreased by 575,000 or 6% for the period ended September 30, 2018 when compared to June 30, 2018. This decrease year over year was, in the opinion of management, is due to the larger projected U.S. supply, reduced domestic use and higher ending stocks.

Total net assets for the Fund were $61,613,551 on September 30, 2018 compared to $67,811,387 on September 30, 2017 and $66,566,470 on June 30, 2018. The Net Asset Values (“NAV”) per share related to these balances were $6.24, $6.57 and $6.37, respectively. This represents a decrease in total net assets for the year over year of 9% which was driven by a combination of a decrease in total shares outstanding of 4% and a change in the NAV per share which decreased by ($0.33) or 5%. When comparing September 30, 2018 with June 30, 2018, there was a decrease in total net assets of 7%, driven by a combination of a decrease in total shares outstanding of 6% and a change in the NAV per share which decreased by (0.13) or 2%. The closing prices per share for September 30, 2018 and 2017 and June 30, 2018, as reported by the NYSE Arca, were $6.25, $6.58 and $6.38, respectively. The change from September 30, 2018 over the same period last year was an 5% decrease, and a 2% decrease from June 30, 2018.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2018 and serves to illustrate the relative changes of these components.

WEAT AUM Analysis
WEAT Shares Outstanding
WEAT AUM
WEAT NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
0
2000
4000
6000
8000
10000
12000
0
10
20
30
40
50
60
70
80
90
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018

The total loss for the three-month period ended September 30, 2018 was ($533,797) resulting primarily from the net change in realized loss on commodity futures contracts totaling ($2,473,162) and by a net change in unrealized appreciation of commodity futures contracts of $1,575,700. Total loss was ($8,961,538) in the same period of 2017. The total income for the nine-month period ended September 30, 2018 was $4,723,386 resulting primarily from the net change in realized gain on commodity futures contracts totaling $2,426,687 and by a net change in unrealized appreciation of commodity futures contracts of $1,313,650. Total gain was $1,967,522 in the same period of 2017. Realized gain or loss on trading of commodity futures contracts is a function of: 1) the change in the price of the particular contracts sold as part of a “roll” in contracts as the nearest to expire contracts are exchanged for the appropriate contact given the investment objective of the fund, 2) the change in the price of particular contracts sold in relation to redemption of shares, 3) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark and 4) the number of contracts held and then sold for either circumstance aforementioned. Unrealized gain or loss on trading of commodity futures contracts is a function of the change in the price of contracts held on the final date of the period versus the purchase price for each contract and the number of contracts held in each contract month. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Interest income and other income for three-month period ended September 30, 2018 and 2017, respectively, was $363,665 and $208,562. For the nine-month period ended September 30, 2018 and 2017, respectively, was $983,049 and $528,785. This increase year-over-year was the result of the Sponsor investing, at times, a portion of the available cash for the Fund in alternative demand deposit savings accounts with more attractive overnight deposit rates. More recently, effective October 3, 2017, the Fund invested in investment grade commercial paper with maturities of ninety days or less. These investments provide a higher rate than money market products offered in the past. Interest rates paid on cash balances of the Fund have increased beginning March 2017 and have continued to increase through September 2018. These higher levels of interest rates are expected to continue in 2019, absent any decreases in the Federal Funds rate.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2018 were $679,205 and for the same period in 2017 were $714,365. This represents a ($35,160) or 5% decrease year over year. The decrease for 2018 over 2017 was driven by decreases in: 1) a $23,628 or 15% decrease in professional fees related to auditing, legal and tax preparation fees; 2) a ($5,491) or 15% decrease in custodian fees and expenses; 3) a ($2,778) or 56% decrease in business permits and licenses; 4) a ($9,870) or 32% decrease in general and administrative expenses; 5) a ($791) or 5% decrease in brokerage commissions due to a decrease in contracts purchased and rolled; and 6) a ($1,271) or 14% decrease in other expenses. These decreases were offset by a $3,648 or 2% increase in management fee paid to the Sponsor due to higher average net assets and a $5,021 or 2% increase in distribution and marketing fees. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.09% in 2018 and 4.40% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2018 were $2,107,899 and for the same period in 2017 were $1,924,333. This represents a $183,566 or 10% increase year over year. The increase for 2018 over 2017 was driven by increases in all expense categories except general and administrative expenses, which decreased by ($3,431) or 4%. The increases were specifically: 1) a $4,777 or 1% increase in management fee paid to the Sponsor due to higher average net assets; 2) a $19,559 or 5% increase in professional fees related to auditing, legal and tax preparation fees; 3) a $134,246 or 18% increase in distribution and marketing fees; 4) a $7,666 or 7% increase in custodian fees and expenses; 5) a $3,605 or 21% increase in business permits and license fees; 6) a $6,507 or 14% increase in brokerage commissions due to an increase in contracts purchased and rolled; and 7) a $10,637 or 41% increase in other expenses. The total expense ratio gross of expenses waived by the Sponsor for these years was 4.21% in 2018 and 3.88% in 2017. The management fee is calculated at an annual rate of 1% of the Fund’s daily average net assets.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month periods ending September 30, 2018 and 2017, the Sponsor waived fees of $43,831 and $105,942, respectively. For the nine-month periods ending September 30, 2018 and 2017, the Sponsor waived fees of $188,615 and $105,942, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2018 and 2017 were $635,374 and $608,423, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.83% in 2018 and 3.75% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.64% in 2018 and 2.46% in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2018 and 2017 were $1,919,284 and $1,818,391, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 3.83% in 2018 and 3.66% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 1.87% in 2018 and 2.60% in 2017.

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

The seasonality patterns for wheat futures prices are impacted by a variety of factors. These include, but are not limited to, the harvest in the fall, the planting conditions, and the weather throughout the critical germination and growing periods. Prices for wheat futures are affected by the availability and demand for substitute agricultural commodities, including corn and other feed grains. The price of wheat futures contracts is also influenced by global economic conditions, including the demand for exports to other countries. Such factors will impact the performance of the Fund and the results of operations on an ongoing basis. The Sponsor cannot predict the impact of such factors.

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

On September 30, 2018, the Fund had 75,002 shares outstanding and net assets of $1,500,438. This is in comparison to 50,002 shares outstanding and net assets of $1,176,488 on September 30, 2017 and 75,002 shares outstanding with net assets of $1,583,335 on June 30, 2018. The Net Asset Values (“NAV”) per share related to these balances were $20.01, $23.53, and $21.11, respectively. This represents an increase in total net assets for the year over year of 28% which was driven by a combination of a 50% increase in total shares outstanding and a decrease in the NAV per share of ($3.52) or 15%. When comparing September 30, 2018 with June 30, 2018, there was a decrease in total net assets of 5%, which was driven by a decrease in the NAV per share of ($1.10) or 5%. The closing prices per share for September 30, 2018 and 2017 and June 30, 2018, as reported by the NYSE Arca, were $20.03, $22.90, and $21.22, respectively. The change from September 30, 2018 over the same period last year was an 13% decrease, and a 6% decrease from June 30, 2018.

The graph below shows the actual shares outstanding, total net assets (or AUM) and net asset value per share (NAV per share) for the Fund from inception to September 30, 2018 and serves to illustrate the relative changes of these components.

TAGS AUM Analysis
TAGS Shares Outstanding
TAGS AUM
TAGS NAV Per Share
Shares Outstanding (Thousands)
AUM (Million $) & NAV ($ per share)
350
300
250
200
150
100
50
0
60
50
40
30
20
10
0
3/30/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018

Total loss for the three-month period ended September 30, 2018 was ($80,986) resulting from the realized loss on the securities of the Underlying Funds totaling ($108,459) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $27,458. Total loss for the same period in 2017 was ($76,451). Total loss for the nine-month period ended September 30, 2018 was ($210,973) resulting from the realized loss on the securities of the Underlying Funds totaling ($281,650) and a gain generated by the unrealized appreciation on the securities of the Underlying Funds of $70,643. Total loss for the same period in 2017 was ($135,126). Realized gain or loss on the securities of the Underlying Funds is a function of: 1) the change in the price of particular contracts sold in relation to redemption of shares, and 2) the gain or loss associated with rebalancing trades which are made to ensure conformance to the benchmark. Unrealized gain or loss on the securities of the Underlying Funds is a function of the change in the price of shares held on the final date of the period versus the purchase price for each and the number held. The Sponsor has a static benchmark as described above and trades futures contracts to adhere to that benchmark and to adjust for the creation or redemption of shares.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the three-month period ended September 30, 2018 were $10,539 and for the same period in 2017 were $7,525. This represents a $3,014 or 40% increase for 2018 over 2017. The increase for 2018 was driven by increases in all expense categories, specifically: 1) a $358 or 9% increase in professional fees related to auditing, legal and tax preparation fees; 2) a $2,316 or 92% increase in distribution and marketing fees; 3) a $218 or 51% increase in custodian fees and expenses; 4) a $102 or 100% increase in business permits and licenses; 5) a $8 or 3% increase in general and administrative and expenses; and 6) a $12 or 9% increase in other expenses. The total expense ratio gross of expenses waived by the Sponsor were 2.70% in 2018 and 2.45% in 2017.

Total expenses gross of expenses waived by the Sponsor and reimbursement to the Sponsor for previously waived expenses (“Total expenses”) for the nine-month period ended September 30, 2018 were $41,264 and for the same period in 2017 were $37,915. This represents a $3,349 or 9% increase for 2018 over 2017. The increase for 2018 was driven by increases in all expense categories, specifically: 1) a $862 or 8% increase in professional fees related to auditing, legal and tax preparation fees; 2) a $1,945 or 17% increase in distribution and marketing expenses; 3) a $240 or 15% increase in custodian fees and expenses; 4) a $26 or 0% increase in business permits and licenses; 5) a $212 or 15% increase in general and administrative and expenses; and 6) a $64 or 14% increase in other expenses. The total expense ratio gross of expenses waived by the Sponsor were 3.83% in 2018 and 3.99% in 2017.

The Sponsor has the ability to elect to pay certain expenses on behalf of the Fund or waive the management fee. This election is subject to change by the Sponsor, at its discretion. For the three-month period ended September 30, 2018 and 2017, the Sponsor waived fees of $8,628 and $5,987, respectively. For the nine-month period ended September 30, 2018 and 2017, the Sponsor waived fees of $35,929 and $33,159, respectively. The Sponsor has determined that no reimbursement will be sought in future periods for those expenses which have been waived for the period.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the three-month period ended September 30, 2018 and 2017 were $1,911 and $1,538, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.49% in 2018 and 0.50% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 0.49% in 2018 and 0.50% in 2017.

Total expenses net of expenses waived by the Sponsor (“Total expenses, net”) for the nine-month period ended September 30, 2018 and 2017 were $5,335 and $4,756, respectively. The total expense ratio net of expenses waived by the Sponsor periods was 0.50% in 2018 and 0.50% in 2017. Net investment loss, which includes the impact of expenses and interest income, was 0.50% in 2018 and 0.50% in 2017.

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

The United States is the world’s leading producer and exporter of corn. For the Crop Year 2018-19, the United States Department of Agriculture (“USDA”) estimates that the U.S. will produce approximately 35% of all the corn globally, of which about 17% will be exported. For 2018-2019, based on the October 2018 USDA reports, global consumption of 1,107 Million Metric Tons (MMT) is expected to be slightly higher than global production of 1,068 MMT. If the global supply of corn exceeds global demand, this may have an adverse impact on the price of corn. Besides the United States, other principal world corn exporters include Argentina, Brazil and the former Soviet Union nations known as the FSU-12 which includes the Ukraine. Major importer nations include Mexico, Japan, the European Union (EU), South Korea, Egypt and parts of Southeast Asia. China’s production at 225 MMT is approximately 12% less than its domestic usage.

According to the USDA, global corn consumption has increased by 466% from crop year 1960/1961 to 2018/2019 as demonstrated by the graph below and is projected to continue to grow in upcoming years. Consumption growth is the result of a combination of many factors including: 1) global population growth, which, according to the U.S. Census Department, is estimated to increase by approximately 78.3 million people in the 2018-19 timeframe and reach 9.5 billion by 2050; 2) a growing global middle class which is increasing the demand for protein and meat-based products globally and most significantly in developing countries; and 3) increased use of bio-fuels, including ethanol in the United States. Based on USDA estimates as of October 2018, for each person added to the global population, there needs to be an additional 5.6 bushels of corn, 1.7 bushels of soybeans and 3.6 bushels of wheat produced.

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

The price per bushel of corn in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2018.

On October 11, 2018, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2018-19. The exhibit below provides a summary of historical and current information for United States corn production.

Standard Corn Futures Contracts trade on the CBOT in units of 5,000 bushels, although 1,000 bushels “mini-corn” Corn Futures Contracts also trade. Three grades of corn are deliverable under CBOT Corn Futures Contracts: Number 1 yellow, which may be delivered at 1.5 cents over the contract price; Number 2 yellow, which may be delivered at the contract price; and Number 3 yellow, which may be delivered at 1.5 cents under the contract price for allcontract months prior to March 2019 or may be delivered between 2 and 4 cents per bushel under the contract price for all contract months commencing with March 2019 and beyond. There are five months each year in which CBOT Corn Futures Contracts expire: March, May, July, September and December.

If the futures market is in a state of backwardation (i.e., when the price of corn in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing corn prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contract willrise as it approaches expiration. Over time, if backwardation remained constant, the differences would continue to increase. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing corn prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Over time, if contango remained constant, the difference would continue to increase. Historically, the corn futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is afunction, among other factors, of the seasonality of the corn market and the corn harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Fund; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Fund.

The Soybean Market

Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) has estimated that, for the Crop Year 2018-19, the United States will produce approximately 128 MMT of soybeans or approximately 35% of estimated world production, with Brazil production at 121 MMT. Argentina is projected to produce about 57 MMT. For 2018-19, based on the October 2018 USDA report, global consumption of 353 MMT is estimated slightly less than global production of 369 MMT. If the global supply of soybeans exceeds global demand, this may have an adverse impact on the price of soybeans. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide soybean production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

The soybean processing industry converts soybeans into soybean meal, soybean hulls, and soybean oil. Soybean meal and soybean hulls are processed into soy flour or soy protein, which are used, along with other commodities, by livestock producers and the farm fishing industry as feed. Soybean oil is sold in multiplegrades and is used by the food, petroleum and chemical industries. The food industry uses soybean oil in cooking and salad dressings, baking and frying fats, and butter substitutes, among other uses. In addition, the soybean industry continues to introduce soy-based products as substitutes to various petroleum-based products including lubricants, plastics, ink, crayons and candles. Soybean oil is also converted to biodiesel for use as fuel.

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

If the futures market is in a state of backwardation (i.e., when the price of soybeans in the future is expected to be less than the current price), the Fund will buy later-to-expire contracts for a lower price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no changes to either prevailing soybean prices or the price relationship between immediate delivery, soon-to-expire contracts and later-to-expire contracts, the value of a contractwill rise as it approaches expiration. If the futures market is in contango, the Fund will buy later-to-expire contracts for a higher price than the sooner-to-expire contracts that it sells. Hypothetically, and assuming no other changes to either prevailing soybean prices or the price relationship between the spot price, soon-to-expire contracts and later-to-expire contracts, the value of a contract will fall as it approaches expiration. Historically, the soybeans futures markets have experienced periods of both contango and backwardation. Frequently, whether contango or backwardation exists is a function, among other factors, of the seasonality of the soybean market and the soybean harvest cycle. All other things being equal, a situation involving prolonged periods of contango may adversely impact the returns of the Fund; conversely a situation involving prolonged periods of backwardation may positively impact the returns of the Fund.

The price per bushel of soybeans in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2018.

On October 11, 2018, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2018-19. The exhibit below provides a summary of historical and current information for United States soybean production.

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

World estimated raw sugar production is at record 192 million metric tons, up from the USDA’s forecast from November 2017. The USDA’s May 2018 report estimated that record global consumption of 174 million metric tons will still be below production. Because of record production this year, ending stocks are projected to increase 8.7 million metric tons to 49.5 million metric tons for the crop year 2017-18. The most current period may continue to see the global supply for sugar exceed demand. In the past, this situation has, generally, resulted in price decrease. However, if the global demand of sugar exceeds global supply, prices will generally increase.

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

The Wheat Market

Wheat is used to produce flour, the key ingredient for breads, pasta, crackers and many other food products, as well as several industrial products such as starches and adhesives. Wheat by-products are used in livestock feeds. Wheat is the principal food grain produced in the United States, and the United States’ output of wheat is typically exceeded only by that of China, the European Union, the former Soviet nations, known as the FSU-12, including the Ukraine, and India. The United States Department of Agriculture (“USDA”) estimates that for 2018-19, the principal global producers of wheat will be the EU, the former Soviet nations known as the FSU-12, China, India, the United States, Australia and Canada. The U.S. accounts for approximately 7% of the global production, with approximately 55% of that being exported. For 2018-19, based on the October 2018 USDA report, global consumption of 746 MMT is estimated to be slightly higher than production of 731 MMT. If the global supply of wheat exceeds global demand, this may have an adverse impact on the price of wheat. The USDA publishes weekly, monthly, quarterly and annual updates for U.S. domestic and worldwide wheat production and consumption. These reports are available on the USDA’s website, www.usda.gov, at no charge.

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

The price per bushel of wheat in the United States is primarily a function of both U.S. and global production, as well as U.S. and global demand. The graph below shows the USDA published price per bushel by month for the period January 2007 to August 2018.

On October 11, 2018, the USDA released its monthly World Agricultural Supply and Demand Estimates (WASDE) for the Crop Year 2018-19. The exhibit below provides a summary of historical and current information for United States wheat production.

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

Dissemination of the indicative fund values provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of Shares of the Funds on the NYSE Arca. Investors and market professionals are able throughout the trading day to comparethe market price of each Fund and its indicative fund value. If the market price of the Shares of a Fund diverges significantly from the indicative fund value, market professionals may have an incentive to execute arbitrage trades. For example, if the Fund appears to be trading at a discount compared to the indicative fund value, a market professional could buy Fund Shares on the NYSE Arca, aggregate them into Redemption Baskets, and receive the NAV of such Shares by redeeming them to the Trust, provided that there is not a minimum number of shares outstanding for the Fund. Such arbitrage trades can tighten the tracking between the market price of the Fund and the indicative fund value.

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

4.
Cash and cash equivalents are cash held at financial institutions in demand-deposit accounts or highly-liquid investments with original maturity dates of three months or less at inception. The Funds report cash equivalents in the statements of assets and liabilities at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. The Funds have a substantial portion of assets on deposit with banks. Assets deposited with financial institutions may, at times, exceed federally insured limits.

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

The Funds and the Trust record their derivative activities at fair value. Gains and losses from derivative contracts are included in the statement of operations. Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the CBOT or ICE, or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy. OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy.

6.	Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

7.
Margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. A margin deposit acts to assure the trader’s performance of the futures contracts purchased or sold. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract may be modified from time to time by the exchange during the term of the contract. Brokerage firms, such as the Funds’ clearing brokers, carrying accounts for traders in commodity interest contracts generally require higher amounts of margin as a matter of policy to further protect themselves. Over-the-counter trading generally involves the extension of credit between counterparties, so the counterparties may agree to require the posting of collateral by one or both parties to address credit exposure.

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

The Sponsor will attempt to manage the credit risk of each Fund by following certain trading limitations and policies. In particular, each Fund intends to post margin and collateral and/or hold liquid assets that will be equal to approximately the face amount of the Interests it holds. The issuer or guarantor of a debt security may be unable or perceived to be unable to pay interest or repay principal when they become due, which could cause the value of an investment to decline and a Fund to lose money. The Sponsor will implement procedures that will include, but will not be limited to, executing and clearing trades and entering into over-the-counter transactions only with parties it deems creditworthy and/or requiring the posting of collateral by such parties for the benefit of each Fund to limit its credit exposure.

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

Effective June 3, 2015, ED&F Man Capital Markets Inc. (“ED&F Man”) became the Funds’ FCM and the clearing broker to execute and clear the Funds’ futures and provide other brokerage--related services.

The Funds, other than TAGS, will generally retain cash positions of approximately 99% of total net assets. this balance represents the total net assets less the initial margin requirements held by the FCM. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are deemed by the Sponsor to be of investment level quality, 2) held in a money market fund which is deemed to be a cash equivalent under the most recent SEC definition, or 3) held in a cash equivalent with a maturity of 90 days or less that is deemed by the Sponsor to be of investment level quality.

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

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of CPOs and FCMs and their respective associated persons. The Sponsor and the Fund’s clearing broker are members of the NFA. As such, they will be subject to NFA standards relating to fair trade practices, financial condition and consumer protection. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership andaudits of its existing members. Neither the Trust nor the Funds are required to become a member of the NFA. The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. As noted above, considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in the Funds, or the ability of a Fund to continue to implement its investment strategy.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in response to the economic crisis of 2008 and 2009 and it significantly altered the regulatory regime to which the securities and commodities markets are subject. To date, the CFTC has issued proposed or final versions of almost all of the rules it is required to promulgate under the Dodd-Frank Act, and it continues to issue proposed versions of additional rules that it has authority to promulgate. Provisions of the new law include the requirement that position limits be established on a wide range of commodity interests, including agricultural, energy, and metal-based commodity futures contracts, options on such futures contracts and uncleared swaps that are economically equivalent to such futures contracts and options (“Reference Contracts”). new registration and recordkeeping requirements for swap market participants. capital and margin requirements for “swap dealers” and “major swap participants,” as determined by the new law and applicable regulations. reporting of all swap transactions to swap data repositories. and the mandatory use of clearinghouse mechanisms for sufficiently standardized swap transactions that were historically entered into in the over-the-counter market but are now designated as subject to the clearing requirement. and margin requirements for over-the-counter swaps that are not subject to the clearing requirements.

The Dodd-Frank Act was intended to reduce systemic risks that may have contributed to the 2008/2009 financial crisis. Since the first draft of what became the Dodd-Frank Act, opponents have criticized the broad scope of the legislation and, in particular, the regulations implemented by federal agencies as a result. Since 2010, and most notably in 2015 and 2016, Republicans have proposed comprehensive legislation both in the House and the Senate of the US Congress. These bills are intended to pare back some of the provisions of the Dodd-Frank Act of 2010 that critics view as overly broad, unnecessary to the stability of the U.S. financial system, and inhibiting the growth of the U.S. economy. Further, during the campaign and after taking office, President Donald J. Trump has promised and issued several executive orders intended to relieve the financial burden created by the Dodd-Frank Act, although these executive orders only set forth several general principles to be followed by the federal agencies and do not mandate the wholesale repeal of the Dodd-Frank Act. The scope of the effect that passage of new financial reform legislation could have on U.S. securities, derivatives and commodities markets is not clear at this time because each federal regulatory agency would have to promulgate new regulations to implement such legislation. Nevertheless, regulatory reform may have a significant impact on U.S.- regulated entities.

Management believes that as of September 30, 2018, it had fulfilled in a timely manner all Dodd-Frank or other regulatory requirements to which it is subject.

The Securities and Exchange Commission made a final ruling on March 29, 2017 to adopt proposed amendments to the Settlement Cycle Rule (Rule 15c6-1(a)) under the Securities Exchange Act of 1934 to shorten the standard settlement cycle for most broker -dealer transactions from three business days after the trade date (T+3) to two business days after the trade date (T+2). The effective date of the adopted amendments was May 30, 2017 with a resulting implementation date of September 5, 2017. The amended rule prohibited broker -dealers from effecting or entering into a contract for the purchase or sale of a security (other than certain exempted securities) that provides for payment of funds and delivery of securities later than the second business day after the date of the contract, unless otherwise expressly agreed to by the parties at the time of the transaction. The products subject to the shortened settlement cycle include equities, corporate bonds, municipal bonds, unit investment trusts, and financial instruments comprised of these security types. Shortening the settlement cycle is expected to yield benefits for the industry and market participants including the further reduction of credit, market, and liquidity risk, and as a result a reduction in systemic risk, for U.S. market participants.

Management successfully completed all steps necessary to implement the rule on September 5, 2017.

Position Limits, Aggregation Limits, Price Fluctuation Limits

On December 16, 2016, the CFTC issued a final rule to amend part 150 of the CFTC’s regulations with respect to the policy for aggregation under the CFTC’s position limits regime for futures and option contracts on nine agricultural commodities (“the Aggregation Requirements”). This final rule addressed the circumstances under which market participants would be required to aggregate all their positions, for purposes of the position limits, of all positions in Reference Contracts of the 9 agricultural commodities held by a single entity and its affiliates, regardless of whether such positions exist on US futures exchanges, non- US futures exchanges, or in over-the-counter swaps. An affiliate of a market participant is defined as two or more persons acting pursuant to an express or implied agreement or understanding. The Aggregation Requirements became effective on February 14, 2017. On August 10, 2017, the CFTC issued a No- Action Relief Letter No. 17-37 to clarify several provisions under Regulation 150.4, regarding position aggregation filing requirements of market participants. The Sponsor does not anticipate that this order will have an impact on the ability of a Fund to meet its respective investment objectives.

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

Off Balance Sheet Financing

As of September 30, 2018, neither the Trust nor any of the Funds has any loan guarantees, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisionsrelating to certain risks service providers undertake in performing services which are in the best interests of the Funds. While the exposure of each Fund under these indemnification provisions cannot be estimated, they are not expected to have a material impact on the financial positions of each Fund.

Redemption Basket Obligation

Other than as necessary to meet the investment objective of the Funds and pay the contractual obligations described below, the Funds will require liquidity to redeem Redemption Baskets. Each Fund intends to satisfy this obligation through the transfer of cash of the Fund (generated, if necessary, through the sale of Treasury Securities or other cash equivalents) in an amount proportionate to the number of units being redeemed.

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

Benchmark Performance

Investing in Commodity Interests subjects the Funds to the risks of the underlying commodity market, and this could result in substantial fluctuations in the price of each Fund’s Shares. Unlike mutual funds, the Funds currently are not expected to distribute dividends to Shareholders. Although this could change if interest rates continue to rise and the assets of the Funds increase. Investors may choose to use the Funds as a means of investing indirectly in the underlying commodity, and there are risks involved in such investments. Investors may choose to use the Funds as vehicles to hedge against the risk of loss, and there are risks involved in hedging activities.

During the period from January 1, 2018 through September 30, 2018 the average daily change in the NAV of each Fund was within plus/minus 10 percent of the average daily change in the Benchmark of each Fund, as stated in the applicable prospectus for each Fund.

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

For the period from August 2, 2012 through April 10, 2018, TAGS had 50,002 shares outstanding; this represents the minimum number of shares and, thus, no shares could be redeemed until additional shares have been created. This has generated a situation, at times, in which the spread between the bid/ask midpoint at 4pm and the NAV falls outside of the “1 to 49” or “-1 to -49” range. The situation does not affect the actual NAV of the Fund. The Fund as of September 30, 2018 has 75,004 shares outstanding. Effective September 4, 2018, the Sponsor has determined to change the number of Shares required for a Creation Basket or Redemption Basket from 25,000 shares of the Fund to 12,500 shares.

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

The tables below present a quantitative analysis of hypothetical impact of price decreases and increases in each of the commodity futures contracts held by each of the Funds, or the Underlying Funds in the case of TAGS, on the actual holdings and NAV per share as of September 30, 2018. For purposes of this analysis, all futures contracts held by the Funds and the Underlying Funds are assumed to change by the same percentage. In addition, the cash held by the Funds and any management fees paid to the Sponsor are assumed to remain constant and not impact the NAV per share. There may be very slight and immaterial differences, due to rounding, in the tables presented below.

CORN:

SOYB

CANE:

WEAT:

TAGS:

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

An “exchange for related position” (“EFRP”) can be used by the Fund as a technique to facilitate the exchanging of a futures hedge position against a creation or redemption order, and thus the Fund may use an EFRP transaction in connection with the creation and redemption of shares. The market specialist/market maker that is the ultimate purchaser or seller of shares in connection with the creation or redemption basket, respectively, agrees to sell or purchase a corresponding offsetting futures position which is then settled on the same business day as a cleared futures transaction by the FCMs. The Fund will becomesubject to the credit risk of the market specialist/market maker until the EFRP is settled within the business day, which is typically 7 hours or less. The Fund reports all activity related to EFRP transactions under the procedures and guidelines of the CFTC and the exchanges on which the futures are traded.

The Funds, other than TAGS, will generally retain cash positions of approximately 99% of total net assets; this balance represents the total net assets less the initial margin requirements discussed above. These cash assets are either: 1) deposited by the Sponsor in demand deposit accounts of financial institutions which are rated in the highest short-term rating category by a nationally recognized statistical rating organization or deemed by the Sponsor to be of comparable quality; 2) held in short-term Treasury Securities; 3) held in a money-market fund which is deemed to be a cash equivalent under the most recent SEC definition; or 4) held in commercial paper with maturities of 90 days or less.

Item 4. Controls and Procedures

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

Management of the Sponsor of the Funds (“Management”), including Sal Gilbertie, the Sponsor’s Principal Executive Officer and Corey Mullen-Rusin, the Sponsor’s Principal Financial Officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the design and operation of the Trust’s and each Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and, based upon that evaluation, concluded that the Trust’s and each Fund’s disclosure controls and procedures were effective as of the end of such period, to ensure that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure. The scope of the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures covers the Trust, as well as separately for each Fund that is a series of the Trust.

The certifications of the Chief Executive Officer and Chief Financial Officer are applicable to each Fund individually as well as the Trust as a whole.

Changes in Internal Control over Financial Reporting

Effective September 17, 2018, Sal Gilbertie replaced Dale Riker as Chief Executive Officer and Secretary of Teucrium Trading, LLC (“Teucrium” or the “Sponsor”), sponsor of the funds, each a series of the Teucrium Commodity Trust (the “Trust”).

Effective September 13, 2018, Barbara Riker resigned as the Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of Teucrium.

Effective September 17, 2018, Corey Mullen-Rusin was appointed Chief Financial Officer, Chief Accounting Officer and Chief Compliance Officer of Teucrium.

Effective October 10, 2018, Steve Kahler resumed his role as Chief Operating Officer of Teucrium.

Other than the management changes listed above, there has been no change in the Trust’s or the Funds’ internal controls over the financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s or the Funds’ internal control over financial reporting.

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

The arrangements between clearing brokers and counterparties on the one hand and the Funds on the other generally are terminable by the clearing brokers or counterparty upon notice to the Funds. In addition, the agreements between the Funds and their third-party service providers, such as the Distributor andthe Custodian, are generally terminable at specified intervals. Upon termination, the Sponsor may be required to renegotiate or make other arrangements for obtaining similar services if the Funds intend to continue to operate. Comparable services from another party may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated arrangements.

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

The Intraday Indicative Value (“IIV”) and the Benchmark for each Fund are calculated and disseminated by ICE Data Indices, LLC under an agreement with the Sponsor. Additionally, information may be calculated and disseminated under similar agreements between the Sponsor and other third-party entities. Although reasonable efforts are taken to ensure the accuracy of the information disseminated under this agreement, there may, from time to time, be recalculations of previously released information.

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

In managing and directing the day-to-day activities and affairs of these Funds, the Sponsor relies almost entirely on a small number of individuals, including Mr. Sal Gilbertie, Mr. Steve Kahler and Ms. Corey Mullen-Rusin. If Mr. Gilbertie, Mr. Kahler or Ms. Mullen-Rusin were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Funds. To the extent that the Sponsor establishes additional commodity pools, even greater demands will be placed on these individuals.

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

You cannot be assured that the Sponsor will be willing or able to continue to service each Fund for any length of time. The Sponsor was formed for the purpose of sponsoring the Funds and other commodity pools and has limited financial resources and no significant source of income apart from its management fees from such commodity pools to support its continued service for each Fund. If the Sponsor discontinues its activities on behalf of a Fund, the Fund may be adversely affected. If the Sponsor’s registrations with the CFTC or memberships in the NFA were revoked or suspended, the Sponsor would no longer be able to provide services to the Funds.

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

The Sponsor cannot predict to what extent the performance of the commodity interest will or will not correlate to the performance of other broader asset classes such as stocks and bonds. If the performance of a specific Fund were to move more directly with the financial markets, an investment in the Fund may provide you little or no diversificationbenefits. Thus, in a declining market, the Fund may have no gains to offset your losses from other investments, and you may suffer losses on your investment in the Fund at the same time you may incur losses with respect to other asset classes. Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on commodity and Commodity Interests prices than on traditional securities and broader financial markets. These additional variables may create additional investment risks that subject a Fund’s investments to greater volatility than investments in traditional securities. Lower correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot price of a specific commodity, corn, for example, and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, a Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

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

Each Fund is a series of a Delaware statutory trust and not itself a legal entity separate from the other Funds. The Delaware Statutory Trust Act provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records and are accounted for in such separateand distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred by a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof. Conversely, none of the debts, liabilities, obligations and expenses incurred with respect to any other series thereof is enforceable against the assets of such series. The Sponsor is not aware of any court case that has interpreted this inter-series limitation on liability or provided any guidance as to what is required for compliance. The Sponsor intends to maintain separate and distinct records for each Fund and account for eachFund separately from any other Trust series, but it is possible a court could conclude that the methods used do not satisfy the Delaware Statutory Trust Act, which would potentially expose assets in any Fund to the liabilities of one or more of the Funds and/or any other Trust series created in the future.

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

Further, President Donald J. Trump has promised and issued several executive orders intended to relieve the financial burden created by the Dodd-Frank Act, although these executive orders only set forth several general principles to be followed by the federal agenciesand do not mandate the wholesale repeal of the Dodd-Frank Act. The scope of the effect that passage of new financial reform legislation could have on U.S. securities, derivatives and commodities markets is not clear at this time because each federal regulatory agency would have to promulgate new regulations to implement such legislation. These regulatory changes may affect the continued operation of the Funds. For additional information regarding recent regulatory developments that may impact the Funds or the Trust, refer to the section entitled “Regulatory Considerations” section of this document.

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

There shall be no trading in Corn futures at a price more than the initial price limit above or below the previous day’s settlement price. Should two or more Corn futures contract months within the first five listed non-spot contracts (or the remaining contract month in a crop year, which is the September contract) settle at limit, the daily price limits for all contract months shall increase by 50 percent the next business day, roundedup to the nearest 5 cents per bushel. If no Corn futures contract month settles at the expanded limit the next business day, daily price limits for all contract months shall revert back to the initial price limit the following business day. There shall be no price limits on the current month contract on or after the second business day preceding the first day of the delivery month.

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

If a minimum number of Shares is outstanding for a Fund, market makers may be less willing to purchase Shares of that Fund in the secondary market which may limit your ability to sell Shares. There are a minimum number of baskets and associated Shares specified for each Fund. Once the minimum number of baskets is reached,there can be no more redemptions by an Authorized Purchaser of that Fund until there has been a Creation Basket. In such case, market makers may be less willing to purchase Shares of that Fund from investors in the secondary market, which may in turn limit the ability of Shareholders of that Fund to sell their Shares in the secondary market.

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

A portion of the Fund’s assets may be used to trade over-the-counter Commodity Interests, such as forward contracts or swaps. Currently, over-the-counter contracts are typically traded on a principal-to-principal non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC, although this is an area of pending, substantial regulatory change. The markets for over-the-counter contracts will continue to rely upon theintegrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. To date, the forward markets have been largely unregulated, except for anti-manipulation and anti-fraud prohibitions, forwardcontracts have been executed bi-laterally and, in general historically, forward contracts have not been cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other FX derivatives, such as FX options, certain currency swaps, and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the lack of regulation in these markets could expose the Fund in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. While increased regulation of over-the-counter Commodity Interests is likely to result from changes that are required to be effectuated by the Dodd-Frank Act, there is no guarantee that such increased regulation will be effective to reduce these risks.

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

Over-the-counter contracts may have terms that make them less marketable than Futures Contracts. Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and diminish the ability to realize the full value ofsuch contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations. In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

There are Risks Associated with Trading in International Markets

A significant portion of the Futures Contracts entered into by the Funds is traded on United States exchanges. However, a portion of the Funds’ trades may take place on markets or exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA, or any domestic exchange regulatesactivities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly,the rights of market participants, such as the Funds, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, the Funds haveless legal and regulatory protection than they do when they trade domestically. Currently the Funds do not place trades on any markets or exchanges outside of the United States and do not anticipate doing so in the foreseeable future. In some of these non-U.S. markets, the performance on a futures contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes the Funds to credit risk. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

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

The price and availability of corn is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease and infestation (including, but not limited to, Leaf Blight, Ear Rot and Root Rot). transportation difficulties. various planting, growing, or harvesting problems. and severe weather conditions (particularly during the spring planting season and the fall harvest) such as drought, floods,or frost that are difficult to anticipate and which cannot be controlled. Demand for corn in the United States to produce ethanol has also been a significant factor affecting the price of corn. In turn, demand for ethanol has tended to increase when the price of gasoline has increased and has been significantly affected by United States governmental policies designed to encourage the production of ethanol. Recent changes in government policy have the potential to reduce the demand for ethanol over the nextseveral years. Additionally, demand for corn is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. Finally, because corn is often used as an ingredient in livestock feed, demand for corn is subject to risks associated with the outbreak of livestock disease.

Corn production is subject to United States federal, state, and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, corn production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing, and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. corn producers also must comply with various environmental laws and regulations, such as those regulatingthe use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

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

All of these limits may potentially cause a tracking error between the price of the Shares and the Benchmark. This may in turn prevent you from being able to effectively use the Fund as a way to hedge against correlated losses or as a way to indirectly invest in corn.

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

The CFTC and U.S. designated contract markets have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregate investments at any one time in U.S. exchange traded Soybean Futures Contracts, non--U.S. exchange Soybean Futures Contracts, and over-the-counter soybean swaps are 600 spot month contracts, 15,000 contracts expiring in any other single non--spot month, or 15,000 cumulative totals for all non--spot months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

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

The global price and availability of sugar is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease. weed control. water availability. various planting, growing, or harvesting problems. severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. uncontrolled fires, including arson. challenges in doing business with foreign companies. legal and regulatory restrictions. fluctuation of shipping rates. currency exchange rate fluctuations. and political and economic instability. Global demand for sugar to produce ethanol has also been a significant factor affecting the price of sugar. Additionally, demand for sugar is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. The spread of consumerism and the rising affluence of emerging nations such as China and India have created demand for sugar. An influx of people in developing countries moving from rural to urban areas may create more disposable income to be spent on sugar products and might also reduce sugar production in rural areas on account of worker shortages, all of which would result in upward pressure on sugar prices. On the other hand, public health concerns regarding obesity, heart disease and diabetes, particularly in developed countries, may reduce demand for sugar. In light of the time it takes to grow sugarcane and sugar beets and the cost of new facilities for processing these crops, it may not be possible to increase supply quickly or in a cost--effective manner in response to an increase in demand for sugar.

Sugar production is subject to United States and foreign policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, and industry profitability. Many foreign countries subsidizesugar production, resulting in lower prices, but this has led other countries, including the United States, to impose tariffs and import restrictions on sugar imports. Sugar producers also may need to comply with various environmental laws and regulations, such as those regulating the use of certain pesticides.

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

The price and availability of wheat is influenced by economic and industry conditions, including but not limited to supply and demand factors such as: crop disease. weed control. water availability. various planting, growing, or harvesting problems. severe weather conditions such as drought, floods, or frost that are difficult to anticipate and which cannot be controlled. Demand for food products made from wheat flour is affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. More specifically, demand for such food products in the United States is relatively unaffected by changes in wheat prices or disposable income but is closely tied to tastes and preferences. For example, in recent years the increase in the popularity of low carbohydrate diets caused the consumption of wheat flour to decrease rapidly before rebounding somewhat after 2005. Export demand for wheat fluctuates yearly, based largely on crop yields in the importing countries.

Wheat production is subject to United States federal, state and local policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, thevolume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Additionally, wheat production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products. U.S. wheat producers also must comply with various environmental laws and regulations, such as those regulating the use of certain pesticides, and local laws that regulate the production of genetically modified crops. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

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

The CFTC and U.S. designated contract markets such as the CBOT have established position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. For example, the current position limit for aggregate investments at any one time per exchange in U.S. exchange traded Wheat Futures Contracts, non--U.S. exchange linked Wheat Futures Contracts, and over-the-counter wheat swaps are 600 spot month contracts, 12,000 contracts expiring in any other single month, or cumulative 12,000 total for all months. These position limits are fixed ceilings that the Fund would not be able to exceed without specific CFTC authorization.

If the Fund encounters position limits, accountability levels, or price fluctuation limits for Wheat Futures Contracts on the CBOT, it may then, if permitted under applicable regulatory requirements, purchase Other Wheat Interests and/or Wheat Futures Contracts listed on other U.S. exchanges or on foreign exchanges. However, the Wheat Futures Contracts available on such foreign exchanges may have different underlying sizes, deliveries, and prices. In addition, the Wheat Futures Contracts available on these exchanges may be subject to their own position limits and accountability levels. In any case, notwithstanding the potential availability of these instruments in certain circumstances, position limits could force the Fund to limit the number of Creation Baskets that it sells.

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

The original registration statement on Form S-1 registering 30,000,000 common units, or “Shares,” of the Teucrium Corn Fund (File No. 333-162033) was declared effective on June 7, 2010. A second registration statement on Form S-1 (File No. 333-187463) which replaced the original registration statement was declared effective on April 30, 2013 and a third (File No. 333-210010) was declared effective on April 29, 2016. From June 9, 2010 (the commencement of operations) through September 30, 2018, 17,100,000 Shares of the Fund were sold at an aggregate offering price of $506,478,221. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund from June 9, 2010 (the commencement of operations) through September 30, 2018 in an amount equal to $869,370, resulting in net offering proceeds of $505,608,851. The offering proceeds were invested in corn futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Soybean Fund (File No. 333-167590) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196210) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-223940) which registered a total of 11,650,000 shares was declared effective on April 30, 2018. From September 19, 2011 (the commencement of the offering) through September 30, 2018, 4,500,000 Shares of the Fund were sold at an aggregate offering price of $87,929,984. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2018 in an amount equal to $106,465, resulting in net offering proceeds of $87,823,519. The offering proceeds were invested in soybean futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Sugar Fund (File No. 333-167585) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196211) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-223941) which registered a total of 12,500,000 shares was declared effective on April 30, 2018. From September 19, 2011 (the commencement of the offering) through September 30, 2018, 4,225,000 Shares of the Fund were sold at an aggregate offering price of $43,162,036. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2018 in an amount equal to $50,270, resulting in net offering proceeds of $43,111,766. The offering proceeds were invested in sugar futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 10,000,000 common units, or “Shares,” of Teucrium Wheat Fund (File No. 333-167591) was declared effective on June 17, 2011. A second registration statement on Form S-1 (File No. 333-196209) which replaced the original registration statement was declared effective on June 30, 2014. A third registration statement on Form S-1 (File No. 333-212481) which registered a total of 25,350,000 shares was declared effective on July 15, 2016. From September 19, 2011 (the commencement of the offering) through September 30, 2018, 18,875,000 Shares of the Fund were sold at an aggregate offering price of $169,173,950. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2018 in an amount equal to $264,135, resulting in net offering proceeds of $168,909,815. The offering proceeds were invested in wheat futures contracts and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

The original registration statement on Form S-1 registering 5,000,000 common units, or “Shares,” of Teucrium Agricultural Fund (File No. 333-173691) was declared effective on February 10, 2012. A second registration statement on Form S-1 (File No. 333-201953) which replaced the original registration statement was declared effective on April 30, 2015. A third registration statement on Form S-1 (File No. 333-223943) which replaced the original registration statement was declared effective on April 30, 2018. From March 28, 2012 (the commencement of the offering) through September 30, 2018, 375,000 Shares of the Fund were sold at an aggregate offering price of $18,285,685. The Fund paid fees to Foreside Fund Services, LLC for its services to the Fund through September 30, 2018 in an amount equal to $9,695, resulting in net offering proceeds of $18,275,990. The offering proceeds were invested in Shares of the Underlying Funds and cash and cash equivalents in accordance with the Fund’s investment objective stated in the prospectus.

Issuer Purchases of CORN Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2018	50,000	$16.20	N/A	N/A
August 1 to August 31, 2018	350,000	$16.51	N/A	N/A
September 1 to September 30, 2018	150,000	$16.20	N/A	N/A
Total	550,000	$16.40

Issuer Purchases of SOYB Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2018	100,000	$16.35	N/A	N/A
August 1 to August 31, 2018	-	$-	N/A	N/A
September 1 to September 30, 2018	-	$-	N/A	N/A
Total	100,000	$16.35

Issuer Purchases of WEAT Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2018	250,000	$6.42	N/A	N/A
August 1 to August 31, 2018	500,000	$6.71	N/A	N/A
September 1 to September 30, 2018	50,000	$6.18	N/A	N/A
Total	800,000	$6.59

Issuer Purchases of CANE Shares:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2018	-	$-	N/A	N/A
August 1 to August 31, 2018	150,000	$7.02	N/A	N/A
September 1 to September 30, 2018	350,000	$6.75	N/A	N/A
Total	500,000	$6.83

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

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Corey Mullen-Rusin
Name:	Corey Mullen-Rusin
Chief Financial Officer

Date: November 9, 2018

Teucrium Commodity Trust (Registrant)

By:	Teucrium Trading, LLC
its Sponsor

By:	/s/ Sal Gilbertie
Name:	Sal Gilbertie
Chief Executive Officer

Date: November 9, 2018